Form 10-Q
period 2010-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2010-11-15
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2010
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-237

Item 3. Quantitative and Qualitative Disclosures About Market Risk	238

Item 4. Controls and Procedures	238

PART II OTHER INFORMATION

Item 1. Legal Proceedings	239

Item 1A. Risk Factors	239

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	239

Item 3. Defaults Upon Senior Securities	239

Item 4. (Removed and Reserved.)	239

Item 5. Other Information	239

Item 6. Exhibits	239

Signatures	240

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$75,337,588	$79,603,328

OTHER ASSETS
Cash and cash equivalents	7,714,236	6,498,869
Notes receivable	353,446	723,071
Acquisition costs net	7,785,855	8,667,943
Other assets	390,599	205,926

	$91,581,724	$95,699,137

LIABILITIES

Accounts payable & accrued expenses	$200,102	$90,252
Accounts payable affiliates (Note C)	52,782,209	51,204,507
Capital contributions payable	1,599,802	2,081,011

	54,582,113	53,375,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and outstanding	43,795,834	49,066,354
General Partner	(6,796,223)	(6,742,987)

	36,999,611	42,323,367

	$91,581,724	$95,699,137

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 20

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	263,749	187,333
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	2,633

	$263,749	$189,966

LIABILITIES

Accounts payable & accrued expenses	$41,576	$7,500
Accounts payable affiliates (Note C)	2,589,977	3,432,216
Capital contributions payable	-	-

	2,631,553	3,439,716

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,035,874)	(2,909,001)
General Partner	(331,930)	(340,749)

	(2,367,804)	(3,249,750)

	$263,749	$189,966

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 21

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	219,324	287,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$219,324	$287,156

LIABILITIES

Accounts payable & accrued expenses	$15,808	$15,808
Accounts payable affiliates (Note C)	1,528,274	1,515,274
Capital contributions payable	-	-

	1,544,082	1,531,082

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and outstanding	(1,149,560)	(1,069,536)
General Partner	(175,198)	(174,390)

	(1,324,758)	(1,243,926)

	$219,324	$287,156

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 22

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	904,861	150,885
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	3,000

	$905,361	$153,885

LIABILITIES

Accounts payable & accrued expenses	$31,065	$20,115
Accounts payable affiliates (Note C)	3,452,830	3,344,254
Capital contributions payable	9,352	9,352

	3,493,247	3,373,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,342,924)	(2,968,555)
General Partner	(244,962)	(251,281)

	(2,587,886)	(3,219,836)

	$905,361	$153,885

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 23

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	792,405	96,567
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$792,405	$96,567

LIABILITIES

Accounts payable & accrued expenses	$56,073	$30,173
Accounts payable affiliates (Note C)	2,907,977	2,814,021
Capital contributions payable	-	-

	2,964,050	2,844,194

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,865,082)	(2,435,304)
General Partner	(306,563)	(312,323)

	(2,171,645)	(2,747,627)

	$792,405	$96,567

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 24

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	200,403	247,141
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$200,403	$247,141

LIABILITIES

Accounts payable & accrued expenses	$15,678	$15,678
Accounts payable affiliates (Note C)	2,521,064	2,532,114
Capital contributions payable	9,999	9,999

	2,546,741	2,557,791

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,137,577)	(2,102,246)
General Partner	(208,761)	(208,404)

	(2,346,338)	(2,310,650)

	$200,403	$247,141

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 25

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	283,701	256,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$284,951	$257,780

LIABILITIES

Accounts payable & accrued expenses	$978	$978
Accounts payable affiliates (Note C)	2,353,194	2,343,988
Capital contributions payable	10,001	10,001

	2,364,173	2,354,967

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,800,986)	(1,818,771)
General Partner	(278,236)	(278,416)

	(2,079,222)	(2,097,187)

	$284,951	$257,780

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 26

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	253,261	312,412
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$258,661	$317,812

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,462,595	3,306,873
Capital contributions payable	14,490	14,490

	3,477,085	3,321,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(2,845,986)	(2,633,262)
General Partner	(372,438)	(370,289)

	(3,218,424)	(3,003,551)

	$258,661	$317,812

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 27

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,333,923	$2,342,151

OTHER ASSETS
Cash and cash equivalents	230,589	273,885
Notes receivable	-	-
Acquisition costs net	163,479	196,175
Other assets	20,074	20,074

	$2,748,065	$2,832,285

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,408,270	3,300,668
Capital contributions payable	22,861	22,861

	3,431,131	3,323,529

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(469,788)	(279,884)
General Partner	(213,278)	(211,360)

	(683,066)	(491,244)

	$2,748,065	$2,832,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 28

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	231,655	262,507
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$235,205	$266,057

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,162,638	1,045,580
Capital contributions payable	40,968	40,968

	1,203,606	1,086,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(614,969)	(468,538)
General Partner	(353,432)	(351,953)

	(968,401)	(820,491)

	$235,205	$266,057

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 29

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$24,395

OTHER ASSETS
Cash and cash equivalents	197,135	206,375
Notes receivable	-	-
Acquisition costs net	14,476	28,950
Other assets	-	-

	$211,611	$259,720

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,729,495	2,563,793
Capital contributions payable	10,197	10,197

	2,739,692	2,573,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,164,153)	(1,952,480)
General Partner	(363,928)	(361,790)

	(2,528,081)	(2,314,270)

	$211,611	$259,720

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 30

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$32,242	$83,042

OTHER ASSETS
Cash and cash equivalents	256,477	280,327
Notes receivable	-	-
Acquisition costs net	13,137	26,275
Other assets	6,675	6,675

	$308,531	$396,319

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,306,384	1,213,298
Capital contributions payable	127,396	127,396

	1,433,780	1,340,694

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(886,940)	(707,875)
General Partner	(238,309)	(236,500)

	(1,125,249)	(944,375)

	$308,531	$396,319

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 31

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$42,364	$42,364

OTHER ASSETS
Cash and cash equivalents	147,165	166,800
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$214,529	$234,164

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,164,886	1,982,810
Capital contributions payable	66,294	66,294

	2,231,180	2,049,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,617,226)	(1,417,532)
General Partner	(399,425)	(397,408)

	(2,016,651)	(1,814,940)

	$214,529	$234,164

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 32

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$373,492	$698,752

OTHER ASSETS
Cash and cash equivalents	408,043	340,581
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$828,443	$1,086,241

LIABILITIES

Accounts payable & accrued expenses	$15,000	$-
Accounts payable affiliates (Note C)	2,667,932	2,521,238
Capital contributions payable	173,561	173,561

	2,856,493	2,694,799

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,601,408)	(1,186,111)
General Partner	(426,642)	(422,447)

	(2,028,050)	(1,608,558)

	$828,443	$1,086,241

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 33

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$150,153

OTHER ASSETS
Cash and cash equivalents	249,660	184,115
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$249,660	$334,268

LIABILITIES

Accounts payable & accrued expenses	$15,000	$-
Accounts payable affiliates (Note C)	1,571,846	1,495,481
Capital contributions payable	69,154	69,154

	1,656,000	1,564,635

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,166,496)	(992,283)
General Partner	(239,844)	(238,084)

	(1,406,340)	(1,230,367)

	$249,660	$334,268

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 34

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$280,214	$452,150

OTHER ASSETS
Cash and cash equivalents	52,755	74,138
Notes receivable	-	-
Acquisition costs net	112,187	224,375
Other assets	-	-

	$445,156	$750,663

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,865,299	2,712,281
Capital contributions payable	-	-

	2,865,299	2,712,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(2,095,551)	(1,641,611)
General Partner	(324,592)	(320,007)

	(2,420,143)	(1,961,618)

	$445,156	$750,663

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 35

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,290,508	$2,576,041

OTHER ASSETS
Cash and cash equivalents	101,934	127,244
Notes receivable	-	-
Acquisition costs net	180,717	216,861
Other assets	-	-

	$2,573,159	$2,920,146

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,499,522	1,385,342
Capital contributions payable	-	-

	1,499,522	1,385,342

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	1,344,926	1,801,481
General Partner	(271,289)	(266,677)

	1,073,637	1,534,804

	$2,573,159	$2,920,146

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 36

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,711,395	$1,812,747

OTHER ASSETS
Cash and cash equivalents	141,098	142,855
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,852,493	$1,955,602

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,760,527	1,674,205
Capital contributions payable	-	-

	1,760,527	1,674,205

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	269,709	457,246
General Partner	(177,743)	(175,849)

	91,966	281,397

	$1,852,493	$1,955,602

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 37

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,176,507	$1,400,181

OTHER ASSETS
Cash and cash equivalents	357,468	309,745
Notes receivable	-	-
Acquisition costs net	295,620	354,744
Other assets	-	-

	$1,829,595	$2,064,670

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,530,123	1,427,691
Capital contributions payable	138,438	138,438

	1,668,561	1,566,129

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	374,987	709,119
General Partner	(213,953)	(210,578)

	161,034	498,541

	$1,829,595	$2,064,670

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 38

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,484,289	$3,761,779

OTHER ASSETS
Cash and cash equivalents	214,844	209,324
Notes receivable	-	-
Acquisition costs net	34,896	41,876
Other assets	-	-

	$3,734,029	$4,012,979

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,310,623	1,228,423
Capital contributions payable	-	-

	1,310,623	1,228,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	2,617,456	2,974,995
General Partner	(194,050)	(190,439)

	2,423,406	2,784,556

	$3,734,029	$4,012,979

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 39

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,641,257	$3,970,104

OTHER ASSETS
Cash and cash equivalents	191,596	183,296
Notes receivable	-	-
Acquisition costs net	27,790	33,348
Other assets	-	-

	$3,860,643	$4,186,748

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,119,099	1,050,699
Capital contributions payable	-	-

	1,119,099	1,050,699

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	2,910,570	3,301,130
General Partner	(169,026)	(165,081)

	2,741,544	3,136,049

	$3,860,643	$4,186,748

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 40

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,672,426	$4,858,175

OTHER ASSETS
Cash and cash equivalents	102,007	120,514
Notes receivable	-	-
Acquisition costs net	132,587	159,105
Other assets	-	-

	$4,907,020	$5,137,794

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,100,423	1,994,200
Capital contributions payable	102	102

	2,100,525	1,994,302

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	3,003,373	3,337,000
General Partner	(196,878)	(193,508)

	2,806,495	3,143,492

	$4,907,020	$5,137,794

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 41

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,271,887	$4,593,671

OTHER ASSETS
Cash and cash equivalents	209,507	78,660
Notes receivable	-	-
Acquisition costs net	778,794	890,050
Other assets	1,218	2,052

	$5,261,406	$5,564,433

LIABILITIES

Accounts payable & accrued expenses	$8,924	$-
Accounts payable affiliates (Note C)	2,299,038	2,478,543
Capital contributions payable	100	100

	2,308,062	2,478,643

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	3,172,979	3,304,101
General Partner	(219,635)	(218,311)

	2,953,344	3,085,790

	$5,261,406	$5,564,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 42

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,539,033	$5,635,060

OTHER ASSETS
Cash and cash equivalents	319,640	348,800
Notes receivable	109,934	292,933
Acquisition costs net	646,000	695,692
Other assets	51,003	51,003

	$6,665,610	$7,023,488

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,398,863	1,273,973
Capital contributions payable	169,577	452,937

	1,568,440	1,726,910

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	5,287,137	5,484,551
General Partner	(189,967)	(187,973)

	5,097,170	5,296,578

	$6,665,610	$7,023,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 43

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,068,387	$9,259,429

OTHER ASSETS
Cash and cash equivalents	239,675	256,265
Notes receivable	-	186,626
Acquisition costs net	1,494,051	1,608,977
Other assets	171,095	85,289

	$10,973,208	$11,396,586

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,550,980	1,397,590
Capital contributions payable	121,112	307,738

	1,672,092	1,705,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	9,529,626	9,915,867
General Partner	(228,510)	(224,609)

	9,301,116	9,691,258

	$10,973,208	$11,396,586

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 44

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,353,908	$7,784,498

OTHER ASSETS
Cash and cash equivalents	483,198	590,586
Notes receivable	196,604	196,604
Acquisition costs net	1,838,190	1,979,590
Other assets	104,834	-

	$9,976,734	$10,551,278

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	666,156	523,804
Capital contributions payable	590,561	590,561

	1,256,717	1,114,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	8,870,266	9,579,993
General Partner	(150,249)	(143,080)

	8,720,017	9,436,913

	$9,976,734	$10,551,278

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 45

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$15,095,613	$15,742,704

OTHER ASSETS
Cash and cash equivalents	424,381	537,189
Notes receivable	-	-
Acquisition costs net	1,775,097	1,911,643
Other assets	-	-

	$17,295,091	$18,191,536

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	450,711	367,429
Capital contributions payable	16,724	16,724

	467,435	384,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	17,013,041	17,982,971
General Partner	(185,385)	(175,588)

	16,827,656	17,807,383

	$17,295,091	$18,191,536

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 46

	September 30, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,970,143	$14,415,932

OTHER ASSETS
Cash and cash equivalents	237,705	267,639
Notes receivable	-	-
Acquisition costs net	278,834	300,282
Other assets	-	-

	$14,486,682	$14,983,853

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	403,483	278,719
Capital contributions payable	8,915	20,138

	412,398	298,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	14,196,284	14,800,889
General Partner	(122,000)	(115,893)

	14,074,284	14,684,996

	$14,486,682	$14,983,853

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$21,115	$7,746
Other income	44,608	185,312

	65,723	193,058

Share of income (loss) from Operating Partnerships (Note D)	(387,542)	(2,289,252)

Expenses
Professional fees	621,679	518,404
Fund management fee (Note C)	1,521,400	1,470,866
Amortization	446,787	618,839
General and administrative expenses	136,498	229,002

	2,726,364	2,837,111

NET INCOME (LOSS)	$(3,048,183)	$(4,933,305)

Net income (loss) allocated to assignees	$(3,017,702)	$(4,883,973)

Net income (loss) allocated to general partner	$(30,481)	$(49,332)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2010	2009

Income
Interest income	$956	$548
Other income	1,180	1,180

	2,136	1,728

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,172	19,079
Fund management fee (Note C)	55,422	77,790
Amortization	-	-
General and administrative expenses	5,240	10,723

	84,834	107,592

NET INCOME (LOSS)	$(82,698)	$(105,864)

Net income (loss) allocated to assignees	$(81,871)	$(104,805)

Net income (loss) allocated to general partner	$(827)	$(1,059)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2010	2009

Income
Interest income	$285	$192
Other income	1,538	2,709

	1,823	2,901

Share of income (loss) from Operating Partnerships (Note D)	-	410,000

Expenses
Professional fees	18,090	13,537
Fund management fee (Note C)	29,037	30,469
Amortization	-	-
General and administrative expenses	3,941	6,205

	51,068	50,211

NET INCOME (LOSS)	$(49,245)	$362,690

Net income (loss) allocated to assignees	$(48,753)	$359,063

Net income (loss) allocated to general partner	$(492)	$3,627

Net income (loss) per BAC	$(.03)	$.19

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2010	2009

Income
Interest income	$86	$18
Other income	9,215	-

	9,301	18

Share of income (loss) from Operating Partnerships (Note D)	738,514	-

Expenses
Professional fees	26,270	20,593
Fund management fee (Note C)	44,309	60,836
Amortization	-	-
General and administrative expenses	4,029	8,098

	74,608	89,527

NET INCOME (LOSS)	$673,207	$(89,509)

Net income (loss) allocated to assignees	$666,475	$(88,614)

Net income (loss) allocated to general partner	$6,732	$(895)

Net income (loss) per BAC	$.26	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2010	2009

Income
Interest income	$169	$33
Other income	-	-

	169	33

Share of income (loss) from Operating Partnerships (Note D)	624,289	-

Expenses
Professional fees	22,294	17,835
Fund management fee (Note C)	43,468	59,566
Amortization	-	-
General and administrative expenses	4,361	9,608

	70,123	87,009

NET INCOME (LOSS)	$554,335	$(86,976)

Net income (loss) allocated to assignees	$548,792	$(86,106)

Net income (loss) allocated to general partner	$5,543	$(870)

Net income (loss) per BAC	$.16	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2010	2009

Income
Interest income	$386	$25
Other income	-	55,344

	386	55,369

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,731	19,665
Fund management fee (Note C)	43,461	40,883
Amortization	-	-
General and administrative expenses	4,417	6,836

	72,609	67,384

NET INCOME (LOSS)	$(72,223)	$(12,015)

Net income (loss) allocated to assignees	$(71,501)	$(11,895)

Net income (loss) allocated to general partner	$(722)	$(120)

Net income (loss) per BAC	$(.03)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2010	2009

Income
Interest income	$855	$737
Other income	4,686	86,661

	5,541	87,398

Share of income (loss) from Operating Partnerships (Note D)	-	(476)

Expenses
Professional fees	22,994	21,666
Fund management fee (Note C)	53,119	50,071
Amortization	-	2,857
General and administrative expenses	5,403	8,449

	81,516	83,043

NET INCOME (LOSS)	$(75,975)	$3,879

Net income (loss) allocated to assignees	$(75,215)	$3,840

Net income (loss) allocated to general partner	$(760)	$39

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2010	2009

Income
Interest income	$317	$183
Other income	12,354	23,708

	12,671	23,891

Share of income (loss) from Operating Partnerships (Note D)	-	103,795

Expenses
Professional fees	37,388	32,867
Fund management fee (Note C)	90,469	90,622
Amortization	-	8,581
General and administrative expenses	6,068	10,678

	133,925	142,748

NET INCOME (LOSS)	$(121,254)	$(15,062)

Net income (loss) allocated to assignees	$(120,041)	$(14,911)

Net income (loss) allocated to general partner	$(1,213)	$(151)

Net income (loss) per BAC	$(.03)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2010	2009

Income
Interest income	$389	$27
Other income	118	-

	507	27

Share of income (loss) from Operating Partnerships (Note D)	(3,677)	163,505

Expenses
Professional fees	19,868	16,586
Fund management fee (Note C)	79,244	(10,199)
Amortization	17,123	17,123
General and administrative expenses	4,119	6,837

	120,354	30,347

NET INCOME (LOSS)	$(123,524)	$133,185

Net income (loss) allocated to assignees	$(122,289)	$131,853

Net income (loss) allocated to general partner	$(1,235)	$1,332

Net income (loss) per BAC	$(.05)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2010	2009

Income
Interest income	$1,000	$557
Other income	6,385	1,993

	7,385	2,550

Share of income (loss) from Operating Partnerships (Note D)	-	(105,417)

Expenses
Professional fees	25,605	22,949
Fund management fee (Note C)	81,529	74,779
Amortization	-	-
General and administrative expenses	5,964	10,042

	113,098	107,770

NET INCOME (LOSS)	$(105,713)	$(210,637)

Net income (loss) allocated to assignees	$(104,656)	$(208,531)

Net income (loss) allocated to general partner	$(1,057)	$(2,106)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2010	2009

Income
Interest income	$446	$37
Other income	-	5,239

	446	5,276

Share of income (loss) from Operating Partnerships (Note D)	-	(78,294)

Expenses
Professional fees	23,941	21,431
Fund management fee (Note C)	72,951	68,589
Amortization	7,237	7,237
General and administrative expenses	6,079	10,633

	110,208	107,890

NET INCOME (LOSS)	$(109,762)	$(180,908)

Net income (loss) allocated to assignees	$(108,664)	$(179,099)

Net income (loss) allocated to general partner	$(1,098)	$(1,809)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2010	2009

Income
Interest income	$1,027	$962
Other income	1,761	555

	2,788	1,517

Share of income (loss) from Operating Partnerships (Note D)	(21,442)	(57,764)

Expenses
Professional fees	22,117	19,728
Fund management fee (Note C)	44,292	39,969
Amortization	6,569	26,085
General and administrative expenses	4,844	7,545

	77,822	93,327

NET INCOME (LOSS)	$(96,476)	$(149,574)

Net income (loss) allocated to assignees	$(95,511)	$(148,078)

Net income (loss) allocated to general partner	$(965)	$(1,496)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2010	2009

Income
Interest income	$617	$489
Other income	1,216	5,923

	1,833	6,412

Share of income (loss) from Operating Partnerships (Note D)	-	(182,818)

Expenses
Professional fees	26,937	24,321
Fund management fee (Note C)	79,860	89,538
Amortization	-	-
General and administrative expenses	5,952	9,972

	112,749	123,831

NET INCOME (LOSS)	$(110,916)	$(300,237)

Net income (loss) allocated to assignees	$(109,807)	$(297,235)

Net income (loss) allocated to general partner	$(1,109)	$(3,002)

Net income (loss) per BAC	$(.02)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2010	2009

Income
Interest income	$1,011	$760
Other income	6,155	2,000

	7,166	2,760

Share of income (loss) from Operating Partnerships (Note D)	(90,904)	(223,525)

Expenses
Professional fees	23,188	18,788
Fund management fee (Note C)	59,122	67,276
Amortization	-	32,764
General and administrative expenses	5,459	10,004

	87,769	128,832

NET INCOME (LOSS)	$(171,507)	$(349,597)

Net income (loss) allocated to assignees	$(169,792)	$(346,101)

Net income (loss) allocated to general partner	$(1,715)	$(3,496)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2010	2009

Income
Interest income	$417	$239
Other income	-	-

	417	239

Share of income (loss) from Operating Partnerships (Note D)	(11,792)	(76,042)

Expenses
Professional fees	16,831	14,042
Fund management fee (Note C)	28,403	31,221
Amortization	-	2,995
General and administrative expenses	4,312	6,664

	49,546	54,922

NET INCOME (LOSS)	$(60,921)	$(130,725)

Net income (loss) allocated to assignees	$(60,312)	$(129,418)

Net income (loss) allocated to general partner	$(609)	$(1,307)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2010	2009

Income
Interest income	$44	$9
Other income	-	-

	44	9

Share of income (loss) from Operating Partnerships (Note D)	(64,305)	(85,715)

Expenses
Professional fees	19,620	16,836
Fund management fee (Note C)	73,299	73,299
Amortization	56,094	96,110
General and administrative expenses	4,843	8,149

	153,856	194,394

NET INCOME (LOSS)	$(218,117)	$(280,100)

Net income (loss) allocated to assignees	$(215,936)	$(277,299)

Net income (loss) allocated to general partner	$(2,181)	$(2,801)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2010	2009

Income
Interest income	$203	$40
Other income	-	-

	203	40

Share of income (loss) from Operating Partnerships (Note D)	(109,146)	(159,084)

Expenses
Professional fees	17,600	14,850
Fund management fee (Note C)	57,090	54,590
Amortization	18,072	18,072
General and administrative expenses	4,729	8,007

	97,491	95,519

NET INCOME (LOSS)	$(206,434)	$(254,563)

Net income (loss) allocated to assignees	$(204,370)	$(252,017)

Net income (loss) allocated to general partner	$(2,064)	$(2,546)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2010	2009

Income
Interest income	$164	$32
Other income	-	-

	164	32

Share of income (loss) from Operating Partnerships (Note D)	(48,970)	(112,998)

Expenses
Professional fees	17,993	14,679
Fund management fee (Note C)	39,861	35,161
Amortization	-	7,460
General and administrative expenses	4,120	5,958

	61,974	63,258

NET INCOME (LOSS)	$(110,780)	$(176,224)

Net income (loss) allocated to assignees	$(109,672)	$(174,462)

Net income (loss) allocated to general partner	$(1,108)	$(1,762)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2010	2009

Income
Interest income	$956	$758
Other income	-	-

	956	758

Share of income (loss) from Operating Partnerships (Note D)	(107,101)	(106,845)

Expenses
Professional fees	14,687	12,197
Fund management fee (Note C)	33,216	43,198
Amortization	29,562	29,562
General and administrative expenses	4,145	7,448

	81,610	92,405

NET INCOME (LOSS)	$(187,755)	$(198,492)

Net income (loss) allocated to assignees	$(185,877)	$(196,507)

Net income (loss) allocated to general partner	$(1,878)	$(1,985)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2010	2009

Income
Interest income	$243	$152
Other income	-	-

	243	152

Share of income (loss) from Operating Partnerships (Note D)	(99,006)	(152,769)

Expenses
Professional fees	17,650	14,321
Fund management fee (Note C)	41,100	36,900
Amortization	3,490	6,555
General and administrative expenses	4,289	7,694

	66,529	65,470

NET INCOME (LOSS)	$(165,292)	$(218,087)

Net income (loss) allocated to assignees	$(163,639)	$(215,906)

Net income (loss) allocated to general partner	$(1,653)	$(2,181)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2010	2009

Income
Interest income	$721	$157
Other income	-	-

	721	157

Share of income (loss) from Operating Partnerships (Note D)	(123,456)	(146,778)

Expenses
Professional fees	17,041	13,574
Fund management fee (Note C)	25,800	24,000
Amortization	2,779	5,518
General and administrative expenses	4,062	7,052

	49,682	50,144

NET INCOME (LOSS)	$(172,417)	$(196,765)

Net income (loss) allocated to assignees	$(170,693)	$(194,797)

Net income (loss) allocated to general partner	$(1,724)	$(1,968)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2010	2009

Income
Interest income	$158	$31
Other income	-	-

	158	31

Share of income (loss) from Operating Partnerships (Note D)	(69,727)	(208,657)

Expenses
Professional fees	23,414	18,356
Fund management fee (Note C)	46,524	49,329
Amortization	13,259	13,259
General and administrative expenses	4,671	7,665

	87,868	88,609

NET INCOME (LOSS)	$(157,437)	$(297,235)

Net income (loss) allocated to assignees	$(155,863)	$(294,263)

Net income (loss) allocated to general partner	$(1,574)	$(2,972)

Net income (loss) per BAC	$(.06)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2010	2009

Income
Interest income	$378	$25
Other income	-	-

	378	25

Share of income (loss) from Operating Partnerships (Note D)	(174,386)	(192,164)

Expenses
Professional fees	25,878	21,396
Fund management fee (Note C)	58,017	51,480
Amortization	55,628	70,691
General and administrative expenses	5,478	8,933

	145,001	152,500

NET INCOME (LOSS)	$(319,009)	$(344,639)

Net income (loss) allocated to assignees	$(315,819)	$(341,193)

Net income (loss) allocated to general partner	$(3,190)	$(3,446)

Net income (loss) per BAC	$(.11)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2010	2009

Income
Interest income	$6,743	$282
Other income	-	-

	6,743	282

Share of income (loss) from Operating Partnerships (Note D)	(64,511)	(225,693)

Expenses
Professional fees	27,421	22,505
Fund management fee (Note C)	51,789	50,246
Amortization	24,846	32,183
General and administrative expenses	6,419	8,681

	110,475	113,615

NET INCOME (LOSS)	$(168,243)	$(339,026)

Net income (loss) allocated to assignees	$(166,561)	$(335,636)

Net income (loss) allocated to general partner	$(1,682)	$(3,390)

Net income (loss) per BAC	$(.06)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2010	2009

Income
Interest income	$460	$297
Other income	-	-

	460	297

Share of income (loss) from Operating Partnerships (Note D)	(73,023)	(153,636)

Expenses
Professional fees	31,797	23,350
Fund management fee (Note C)	75,695	75,820
Amortization	61,937	72,434
General and administrative expenses	5,835	9,777

	175,264	181,381

NET INCOME (LOSS)	$(247,827)	$(334,720)

Net income (loss) allocated to assignees	$(245,349)	$(331,373)

Net income (loss) allocated to general partner	$(2,478)	$(3,347)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2010	2009

Income
Interest income	$946	$516
Other income	-	-

	946	516

Share of income (loss) from Operating Partnerships (Note D)	(215,736)	(224,874)

Expenses
Professional fees	17,217	13,998
Fund management fee (Note C)	70,176	56,179
Amortization	71,194	73,533
General and administrative expenses	4,835	8,141

	163,422	151,851

NET INCOME (LOSS)	$(378,212)	$(376,209)

Net income (loss) allocated to assignees	$(374,430)	$(372,447)

Net income (loss) allocated to general partner	$(3,782)	$(3,762)

Net income (loss) per BAC	$(.14)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2010	2009

Income
Interest income	$1,001	$364
Other income	-	-

	1,001	364

Share of income (loss) from Operating Partnerships (Note D)	(272,414)	(329,424)

Expenses
Professional fees	34,297	31,619
Fund management fee (Note C)	88,641	87,604
Amortization	68,273	72,026
General and administrative expenses	7,100	10,526

	198,311	201,775

NET INCOME (LOSS)	$(469,724)	$(530,835)

Net income (loss) allocated to assignees	$(465,027)	$(525,527)

Net income (loss) allocated to general partner	$(4,697)	$(5,308)

Net income (loss) per BAC	$(.12)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2010	2009

Income
Interest income	$1,137	$276
Other income	-	-

	1,137	276

Share of income (loss) from Operating Partnerships (Note D)	(200,749)	(143,579)

Expenses
Professional fees	22,638	17,636
Fund management fee (Note C)	55,506	61,650
Amortization	10,724	23,794
General and administrative expenses	5,784	8,677

	94,652	111,757

NET INCOME (LOSS)	$(294,264)	$(255,060)

Net income (loss) allocated to assignees	$(291,321)	$(252,509)

Net income (loss) allocated to general partner	$(2,943)	$(2,551)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2010	2009

Income
Interest income	$34,366	$18,502
Other income	414,084	359,368

	448,450	377,870

Share of income (loss) from Operating Partnerships (Note D)	(1,292,228)	(4,901,567)

Expenses
Professional fees	644,062	652,538
Fund management fee (Note C)	2,719,891	2,760,217
Amortization	893,177	1,237,678
General and administrative expenses	222,848	356,790

	4,479,978	5,007,223

NET INCOME (LOSS)	$(5,323,756)	$(9,530,920)

Net income (loss) allocated to assignees	$(5,270,520)	$(9,435,612)

Net income (loss) allocated to general partner	$(53,236)	$(95,308)

Net income (loss) per BAC	$(.06)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2010	2009

Income
Interest income	$1,891	$1,179
Other income	81,895	76,357

	83,786	77,536

Share of income (loss) from Operating Partnerships (Note D)	921,489	-

Expenses
Professional fees	32,530	23,846
Fund management fee (Note C)	81,275	147,072
Amortization	-	-
General and administrative expenses	9,524	15,655

	123,329	186,573

NET INCOME (LOSS)	$881,946	$(109,037)

Net income (loss) allocated to assignees	$873,127	$(107,947)

Net income (loss) allocated to general partner	$8,819	$(1,090)

Net income (loss) per BAC	$.23	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2010	2009

Income
Interest income	$319	$198
Other income	1,538	5,056

	1,857	5,254

Share of income (loss) from Operating Partnerships (Note D)	-	620,200

Expenses
Professional fees	18,194	17,021
Fund management fee (Note C)	57,272	11,215
Amortization	-	-
General and administrative expenses	7,223	9,335

	82,689	37,571

NET INCOME (LOSS)	$(80,832)	$587,883

Net income (loss) allocated to assignees	$(80,024)	$582,004

Net income (loss) allocated to general partner	$(808)	$5,879

Net income (loss) per BAC	$(.04)	$.31

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2010	2009

Income
Interest income	$187	$38
Other income	15,115	9,215

	15,302	9,253

Share of income (loss) from Operating Partnerships (Note D)	738,514	-

Expenses
Professional fees	26,415	27,890
Fund management fee (Note C)	88,314	117,372
Amortization	-	-
General and administrative expenses	7,137	12,040

	121,866	157,302

NET INCOME (LOSS)	$631,950	$(148,049)

Net income (loss) allocated to assignees	$625,631	$(146,569)

Net income (loss) allocated to general partner	$6,319	$(1,480)

Net income (loss) per BAC	$.24	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2010	2009

Income
Interest income	$365	$74
Other income	5,900	-

	6,265	74

Share of income (loss) from Operating Partnerships (Note D)	668,669	-

Expenses
Professional fees	22,483	22,601
Fund management fee (Note C)	68,560	106,382
Amortization	-	-
General and administrative expenses	7,909	14,017

	98,952	143,000

NET INCOME (LOSS)	$575,982	$(142,926)

Net income (loss) allocated to assignees	$570,222	$(141,497)

Net income (loss) allocated to general partner	$5,760	$(1,429)

Net income (loss) per BAC	$.17	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2010	2009

Income
Interest income	$537	$57
Other income	74,565	57,584

	75,102	57,641

Share of income (loss) from Operating Partnerships (Note D)	-	78,849

Expenses
Professional fees	24,846	24,716
Fund management fee (Note C)	78,224	69,322
Amortization	-	-
General and administrative expenses	7,720	10,334

	110,790	104,372

NET INCOME (LOSS)	$(35,688)	$32,118

Net income (loss) allocated to assignees	$(35,331)	$31,797

Net income (loss) allocated to general partner	$(357)	$321

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2010	2009

Income
Interest income	$1,764	$1,582
Other income	143,345	101,139

	145,109	102,721

Share of income (loss) from Operating Partnerships (Note D)	-	29,375

Expenses
Professional fees	23,153	26,432
Fund management fee (Note C)	95,411	58,261
Amortization	-	5,714
General and administrative expenses	8,580	12,438

	127,144	102,845

NET INCOME (LOSS)	$17,965	$29,251

Net income (loss) allocated to assignees	$17,785	$28,958

Net income (loss) allocated to general partner	$180	$293

Net income (loss) per BAC	$.01	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2010	2009

Income
Interest income	$661	$495
Other income	12,353	32,442

	13,014	32,937

Share of income (loss) from Operating Partnerships (Note D)	-	210,011

Expenses
Professional fees	37,593	42,015
Fund management fee (Note C)	181,158	141,948
Amortization	-	17,162
General and administrative expenses	9,136	15,913

	227,887	217,038

NET INCOME (LOSS)	$(214,873)	$25,910

Net income (loss) allocated to assignees	$(212,724)	$25,651

Net income (loss) allocated to general partner	$(2,149)	$259

Net income (loss) per BAC	$(.05)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2010	2009

Income
Interest income	$543	$58
Other income	11,791	165

	12,334	223

Share of income (loss) from Operating Partnerships (Note D)	(6,678)	290,717

Expenses
Professional fees	19,986	21,009
Fund management fee (Note C)	136,795	47,478
Amortization	34,246	34,246
General and administrative expenses	6,451	10,281

	197,478	113,014

NET INCOME (LOSS)	$(191,822)	$177,926

Net income (loss) allocated to assignees	$(189,904)	$176,147

Net income (loss) allocated to general partner	$(1,918)	$1,779

Net income (loss) per BAC	$(.08)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2010	2009

Income
Interest income	$1,984	$1,199
Other income	22,132	7,656

	24,116	8,855

Share of income (loss) from Operating Partnerships (Note D)	-	(266,881)

Expenses
Professional fees	25,786	28,284
Fund management fee (Note C)	137,031	113,191
Amortization	-	-
General and administrative expenses	9,209	14,973

	172,026	156,448

NET INCOME (LOSS)	$(147,910)	$(414,474)

Net income (loss) allocated to assignees	$(146,431)	$(410,329)

Net income (loss) allocated to general partner	$(1,479)	$(4,145)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2010	2009

Income
Interest income	$664	$83
Other income	538	5,241

	1,202	5,324

Share of income (loss) from Operating Partnerships (Note D)	(24,395)	(132,903)

Expenses
Professional fees	25,160	32,678
Fund management fee (Note C)	141,552	118,240
Amortization	14,474	14,474
General and administrative expenses	9,432	15,730

	190,618	181,122

NET INCOME (LOSS)	$(213,811)	$(308,701)

Net income (loss) allocated to assignees	$(211,673)	$(305,614)

Net income (loss) allocated to general partner	$(2,138)	$(3,087)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2010	2009

Income
Interest income	$2,108	$2,060
Other income	1,761	555

	3,869	2,615

Share of income (loss) from Operating Partnerships (Note D)	(50,800)	(118,137)

Expenses
Professional fees	22,237	23,924
Fund management fee (Note C)	90,835	86,511
Amortization	13,138	52,170
General and administrative expenses	7,733	11,515

	133,943	174,120

NET INCOME (LOSS)	$(180,874)	$(289,642)

Net income (loss) allocated to assignees	$(179,065)	$(286,746)

Net income (loss) allocated to general partner	$(1,809)	$(2,896)

Net income (loss) per BAC	$(.07)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2010	2009

Income
Interest income	$1,207	$1,049
Other income	4,306	5,923

	5,513	6,972

Share of income (loss) from Operating Partnerships (Note D)	-	(379,781)

Expenses
Professional fees	27,119	30,438
Fund management fee (Note C)	170,898	168,017
Amortization	-	-
General and administrative expenses	9,207	15,048

	207,224	213,503

NET INCOME (LOSS)	$(201,711)	$(586,312)

Net income (loss) allocated to assignees	$(199,694)	$(580,449)

Net income (loss) allocated to general partner	$(2,017)	$(5,863)

Net income (loss) per BAC	$(.05)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2010	2009

Income
Interest income	$2,053	$1,632
Other income	6,262	26,648

	8,315	28,280

Share of income (loss) from Operating Partnerships (Note D)	(265,260)	(408,013)

Expenses
Professional fees	25,887	23,875
Fund management fee (Note C)	127,536	112,702
Amortization	-	65,528
General and administrative expenses	9,124	15,186

	162,547	217,291

NET INCOME (LOSS)	$(419,492)	$(597,024)

Net income (loss) allocated to assignees	$(415,297)	$(591,054)

Net income (loss) allocated to general partner	$(4,195)	$(5,970)

Net income (loss) per BAC	$(.09)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2010	2009

Income
Interest income	$674	$511
Other income	107	-

	781	511

Share of income (loss) from Operating Partnerships (Note D)	(90,153)	(143,021)

Expenses
Professional fees	19,440	17,097
Fund management fee (Note C)	59,755	74,712
Amortization	-	5,990
General and administrative expenses	7,406	10,409

	86,601	108,208

NET INCOME (LOSS)	$(175,973)	$(250,718)

Net income (loss) allocated to assignees	$(174,213)	$(248,211)

Net income (loss) allocated to general partner	$(1,760)	$(2,507)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2010	2009

Income
Interest income	$95	$20
Other income	-	-

	95	20

Share of income (loss) from Operating Partnerships (Note D)	(171,936)	(126,429)

Expenses
Professional fees	19,769	20,461
Fund management fee (Note C)	146,598	146,598
Amortization	112,188	192,220
General and administrative expenses	8,129	12,511

	286,684	371,790

NET INCOME (LOSS)	$(458,525)	$(498,199)

Net income (loss) allocated to assignees	$(453,940)	$(493,217)

Net income (loss) allocated to general partner	$(4,585)	$(4,982)

Net income (loss) per BAC	$(.13)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2010	2009

Income
Interest income	$435	$89
Other income	-	-

	435	89

Share of income (loss) from Operating Partnerships (Note D)	(285,533)	(307,792)

Expenses
Professional fees	17,747	18,049
Fund management fee (Note C)	114,180	109,221
Amortization	36,144	36,144
General and administrative expenses	7,998	12,285

	176,069	175,699

NET INCOME (LOSS)	$(461,167)	$(483,402)

Net income (loss) allocated to assignees	$(456,555)	$(478,568)

Net income (loss) allocated to general partner	$(4,612)	$(4,834)

Net income (loss) per BAC	$(.14)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2010	2009

Income
Interest income	$353	$72
Other income	-	1,550

	353	1,622

Share of income (loss) from Operating Partnerships (Note D)	(87,712)	(198,535)

Expenses
Professional fees	18,082	17,878
Fund management fee (Note C)	76,932	60,873
Amortization	-	14,920
General and administrative expenses	7,058	9,434

	102,072	103,105

NET INCOME (LOSS)	$(189,431)	$(300,018)

Net income (loss) allocated to assignees	$(187,537)	$(297,018)

Net income (loss) allocated to general partner	$(1,894)	$(3,000)

Net income (loss) per BAC	$(.09)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2010	2009

Income
Interest income	$1,983	$1,627
Other income	-	-

	1,983	1,627

Share of income (loss) from Operating Partnerships (Note D)	(176,505)	(282,367)

Expenses
Professional fees	14,787	14,826
Fund management fee (Note C)	81,932	91,914
Amortization	59,124	59,124
General and administrative expenses	7,142	12,052

	162,985	177,916

NET INCOME (LOSS)	$(337,507)	$(458,656)

Net income (loss) allocated to assignees	$(334,132)	$(454,069)

Net income (loss) allocated to general partner	$(3,375)	$(4,587)

Net income (loss) per BAC	$(.13)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2010	2009

Income
Interest income	$454	$410
Other income	-	-

	454	410

Share of income (loss) from Operating Partnerships (Note D)	(254,373)	(300,254)

Expenses
Professional fees	17,755	17,376
Fund management fee (Note C)	75,179	59,469
Amortization	6,980	13,110
General and administrative expenses	7,317	12,515

	107,231	102,470

NET INCOME (LOSS)	$(361,150)	$(402,314)

Net income (loss) allocated to assignees	$(357,539)	$(398,291)

Net income (loss) allocated to general partner	$(3,611)	$(4,023)

Net income (loss) per BAC	$(.14)	$(.16)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2010	2009

Income
Interest income	$1,259	$503
Other income	-	-

	1,259	503

Share of income (loss) from Operating Partnerships (Note D)	(316,093)	(355,962)

Expenses
Professional fees	17,129	16,489
Fund management fee (Note C)	50,000	58,200
Amortization	5,558	11,036
General and administrative expenses	6,984	11,515

	79,671	97,240

NET INCOME (LOSS)	$(394,505)	$(452,699)

Net income (loss) allocated to assignees	$(390,560)	$(448,172)

Net income (loss) allocated to general partner	$(3,945)	$(4,527)

Net income (loss) per BAC	$(.17)	$(.20)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2010	2009

Income
Interest income	$340	$70
Other income	-	-

	340	70

Share of income (loss) from Operating Partnerships (Note D)	(185,274)	(391,699)

Expenses
Professional fees	23,511	22,267
Fund management fee (Note C)	94,378	95,008
Amortization	26,518	26,518
General and administrative expenses	7,656	12,643

	152,063	156,436

NET INCOME (LOSS)	$(336,997)	$(548,065)

Net income (loss) allocated to assignees	$(333,627)	$(542,584)

Net income (loss) allocated to general partner	$(3,370)	$(5,481)

Net income (loss) per BAC	$(.13)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2010	2009

Income
Interest income	$520	$54
Other income	32,476	29,378

	32,996	29,432

Share of income (loss) from Operating Partnerships (Note D)	61,968	(355,311)

Expenses
Professional fees	26,002	26,021
Fund management fee (Note C)	81,537	94,212
Amortization	111,256	141,382
General and administrative expenses	8,615	14,615

	227,410	276,230

NET INCOME (LOSS)	$(132,446)	$(602,109)

Net income (loss) allocated to assignees	$(131,122)	$(596,088)

Net income (loss) allocated to general partner	$(1,324)	$(6,021)

Net income (loss) per BAC	$(.05)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2010	2009

Income
Interest income	$7,065	$799
Other income	-	459

	7,065	1,258

Share of income (loss) from Operating Partnerships (Note D)	(95,877)	(445,352)

Expenses
Professional fees	29,740	27,624
Fund management fee (Note C)	21,565	109,679
Amortization	49,692	64,366
General and administrative expenses	9,599	15,124

	110,596	216,793

NET INCOME (LOSS)	$(199,408)	$(660,887)

Net income (loss) allocated to assignees	$(197,414)	$(654,278)

Net income (loss) allocated to general partner	$(1,994)	$(6,609)

Net income (loss) per BAC	$(.07)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2010	2009

Income
Interest income	$957	$567
Other income	-	-

	957	567

Share of income (loss) from Operating Partnerships (Note D)	(180,726)	(444,631)

Expenses
Professional fees	34,156	29,293
Fund management fee (Note C)	43,112	148,150
Amortization	123,874	144,868
General and administrative expenses	9,231	15,942

	210,373	338,253

NET INCOME (LOSS)	$(390,142)	$(782,317)

Net income (loss) allocated to assignees	$(386,241)	$(774,494)

Net income (loss) allocated to general partner	$(3,901)	$(7,823)

Net income (loss) per BAC	$(.11)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2010	2009

Income
Interest income	$1,968	$1,681
Other income	-	-

	1,968	1,681

Share of income (loss) from Operating Partnerships (Note D)	(424,271)	(498,105)

Expenses
Professional fees	17,332	17,054
Fund management fee (Note C)	127,352	126,355
Amortization	141,991	147,067
General and administrative expenses	7,918	13,470

	294,593	303,946

NET INCOME (LOSS)	$(716,896)	$(800,370)

Net income (loss) allocated to assignees	$(709,727)	$(792,366)

Net income (loss) allocated to general partner	$(7,169)	$(8,004)

Net income (loss) per BAC	$(.26)	$(.29)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2010	2009

Income
Interest income	$1,844	$1,424
Other income	-	-

	1,844	1,424

Share of income (loss) from Operating Partnerships (Note D)	(624,715)	(664,273)

Expenses
Professional fees	34,459	41,077
Fund management fee (Note C)	175,380	164,083
Amortization	136,546	144,052
General and administrative expenses	10,471	17,572

	356,856	366,784

NET INCOME (LOSS)	$(979,727)	$(1,029,633)

Net income (loss) allocated to assignees	$(969,930)	$(1,019,337)

Net income (loss) allocated to general partner	$(9,797)	$(10,296)

Net income (loss) per BAC	$(.24)	$(.25)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2010	2009

Income
Interest income	$2,136	$971
Other income	-	-

	2,136	971

Share of income (loss) from Operating Partnerships (Note D)	(442,567)	(311,273)

Expenses
Professional fees	22,764	22,297
Fund management fee (Note C)	117,130	124,032
Amortization	21,448	47,587
General and administrative expenses	8,939	14,238

	170,281	208,154

NET INCOME (LOSS)	$(610,712)	$(518,456)

Net income (loss) allocated to assignees	$(604,605)	$(513,271)

Net income (loss) allocated to general partner	$(6,107)	$(5,185)

Net income (loss) per BAC	$(.20)	$(.17)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$49,066,354	$(6,742,987)	$42,323,367

Net income (loss)	(5,270,520)	(53,236)	(5,323,756)

Partners' capital (deficit), September 30, 2010	$43,795,834	$(6,796,223)	$36,999,611

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2010	$(2,909,001)	$(340,749)	$(3,249,750)

Net income (loss)	873,127	8,819	881,946

Partners' capital (deficit), September 30, 2010	$(2,035,874)	$(331,930)	$(2,367,804)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2010	$(1,069,536)	$(174,390)	$(1,243,926)

Net income (loss)	(80,024)	(808)	(80,832)

Partners' capital (deficit), September 30, 2010	$(1,149,560)	$(175,198)	$(1,324,758)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2010	$(2,968,555)	$(251,281)	$(3,219,836)

Net income (loss)	625,631	6,319	631,950

Partners' capital (deficit), September 30, 2010	$(2,342,924)	$(244,962)	$(2,587,886)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2010	$(2,435,304)	$(312,323)	$(2,747,627)

Net income (loss)	570,222	5,760	575,982

Partners' capital (deficit), September 30, 2010	$(1,865,082)	$(306,563)	$(2,171,645)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2010	$(2,102,246)	$(208,404)	$(2,310,650)

Net income (loss)	(35,331)	(357)	(35,688)

Partners' capital (deficit), September 30, 2010	$(2,137,577)	$(208,761)	$(2,346,338)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2010	$(1,818,771)	$(278,416)	$(2,097,187)

Net income (loss)	17,785	180	17,965

Partners' capital (deficit), September 30, 2010	$(1,800,986)	$(278,236)	$(2,079,222)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2010	$(2,633,262)	$(370,289)	$(3,003,551)

Net income (loss)	(212,724)	(2,149)	(214,873)

Partners' capital (deficit), September 30, 2010	$(2,845,986)	$(372,438)	$(3,218,424)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2010	$(279,884)	$(211,360)	$(491,244)

Net income (loss)	(189,904)	(1,918)	(191,822)

Partners' capital (deficit), September 30, 2010	$(469,788)	$(213,278)	$(683,066)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2010	$(468,538)	$(351,953)	$(820,491)

Net income (loss)	(146,431)	(1,479)	(147,910)

Partners' capital (deficit), September 30, 2010	$(614,969)	$(353,432)	$(968,401)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2010	$(1,952,480)	$(361,790)	$(2,314,270)

Net income (loss)	(211,673)	(2,138)	(213,811)

Partners' capital (deficit), September 30, 2010	$(2,164,153)	$(363,928)	$(2,528,081)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2010	$(707,875)	$(236,500)	$(944,375)

Net income (loss)	(179,065)	(1,809)	(180,874)

Partners' capital (deficit), September 30, 2010	$(886,940)	$(238,309)	$(1,125,249)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2010	$(1,417,532)	$(397,408)	$(1,814,940)

Net income (loss)	(199,694)	(2,017)	(201,711)

Partners' capital (deficit), September 30, 2010	$(1,617,226)	$(399,425)	$(2,016,651)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2010	$(1,186,111)	$(422,447)	$(1,608,558)

Net income (loss)	(415,297)	(4,195)	(419,492)

Partners' capital (deficit), September 30, 2010	$(1,601,408)	$(426,642)	$(2,028,050)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2010	$(992,283)	$(238,084)	$(1,230,367)

Net income (loss)	(174,213)	(1,760)	(175,973)

Partners' capital (deficit), September 30, 2010	$(1,166,496)	$(239,844)	$(1,406,340)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2010	$(1,641,611)	$(320,007)	$(1,961,618)

Net income (loss)	(453,940)	(4,585)	(458,525)

Partners' capital (deficit), September 30, 2010	$(2,095,551)	$(324,592)	$(2,420,143)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2010	$1,801,481	$(266,677)	$1,534,804

Net income (loss)	(456,555)	(4,612)	(461,167)

Partners' capital (deficit), September 30, 2010	$1,344,926	$(271,289)	$1,073,637

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2010	$457,246	$(175,849)	$281,397

Net income (loss)	(187,537)	(1,894)	(189,431)

Partners' capital (deficit), September 30, 2010	$269,709	$(177,743)	$91,966

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2010	$709,119	$(210,578)	$498,541

Net income (loss)	(334,132)	(3,375)	(337,507)

Partners' capital (deficit), September 30, 2010	$374,987	$(213,953)	$161,034

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2010	$2,974,995	$(190,439)	$2,784,556

Net income (loss)	(357,539)	(3,611)	(361,150)

Partners' capital (deficit), September 30, 2010	$2,617,456	$(194,050)	$2,423,406

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2010	$3,301,130	$(165,081)	$3,136,049

Net income (loss)	(390,560)	(3,945)	(394,505)

Partners' capital (deficit), September 30, 2010	$2,910,570	$(169,026)	$2,741,544

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2010	$3,337,000	$(193,508)	$3,143,492

Net income (loss)	(333,627)	(3,370)	(336,997)

Partners' capital (deficit), September 30, 2010	$3,003,373	$(196,878)	$2,806,495

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2010	$3,304,101	$(218,311)	$3,085,790

Net income (loss)	(131,122)	(1,324)	(132,446)

Partners' capital (deficit), September 30, 2010	$3,172,979	$(219,635)	$2,953,344

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2010	$5,484,551	$(187,973)	$5,296,578

Net income (loss)	(197,414)	(1,994)	(199,408)

Partners' capital (deficit), September 30, 2010	$5,287,137	$(189,967)	$5,097,170

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2010	$9,915,867	$(224,609)	$9,691,258

Net income (loss)	(386,241)	(3,901)	(390,142)

Partners' capital (deficit), September 30, 2010	$9,529,626	$(228,510)	$9,301,116

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2010	$9,579,993	$(143,080)	$9,436,913

Net income (loss)	(709,727)	(7,169)	(716,896)

Partners' capital (deficit), September 30, 2010	$8,870,266	$(150,249)	$8,720,017

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2010	$17,982,971	$(175,588)	$17,807,383

Net income (loss)	(969,930)	(9,797)	(979,727)

Partners' capital (deficit), September 30, 2010	$17,013,041	$(185,385)	$16,827,656

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2010	$14,800,889	$(115,893)	$14,684,996

Net income (loss)	(604,605)	(6,107)	(610,712)

Partners' capital (deficit), September 30, 2010	$14,196,284	$(122,000)	$14,074,284

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(5,323,756)	$(9,530,920)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	893,177	1,237,678
Distributions from Operating Partnerships	133,025	184,360
Share of (Income) Loss from Operating Partnerships	1,292,228	4,901,567
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	109,850	49,875
Decrease (Increase) in other assets	(184,673)	254,871
(Decrease) Increase in accounts payable affiliates	1,577,702	1,882,866

Net cash (used in) provided by operating activities	(1,502,447)	(1,019,703)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(111,584)	-
Proceeds from the disposition of Operating Partnerships	2,829,398	835,763

Net cash (used in) provided by investing activities	2,717,814	835,763

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,215,367	(183,940)

Cash and cash equivalents, beginning	6,498,869	6,181,988

Cash and cash equivalents, ending	$7,714,236	$5,998,048

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$369,625	$250,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2010	2009

Cash flows from operating activities:

Net income (loss)	$881,946	$(109,037)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(921,489)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	34,076	-
Decrease (Increase) in other assets	2,633	(40,624)
(Decrease) Increase in accounts payable affiliates	(842,239)	118,876

Net cash (used in) provided by operating activities	(845,073)	(30,785)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	921,489	-

Net cash (used in) provided by investing activities	921,489	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,416	(30,785)

Cash and cash equivalents, beginning	187,333	174,531

Cash and cash equivalents, ending	$263,749	$143,746

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2010	2009

Cash flows from operating activities:
Net income (loss)	$(80,832)	$587,883
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	1
Share of (Income) Loss from Operating Partnerships	-	(620,200)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease (Increase) in other assets	-	88,577
(Decrease) Increase in accounts payable affiliates	13,000	(426,579)

Net cash (used in) provided by operating activities	(67,832)	(355,318)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	718,078

Net cash (used in) provided by investing activities	-	718,078

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,832)	362,760

Cash and cash equivalents, beginning	287,156	15,500

Cash and cash equivalents, ending	$219,324	$378,260

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2010	2009

Cash flows from operating activities:

Net income (loss)	$631,950	$(148,049)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(738,514)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,950	-
Decrease (Increase) in other assets	2,500	(1,250)
(Decrease) Increase in accounts payable affiliates	108,576	132,630

Net cash (used in) provided by operating activities	15,462	(16,669)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	738,514	-

Net cash (used in) provided by investing activities	738,514	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	753,976	(16,669)

Cash and cash equivalents, beginning	150,885	77,660

Cash and cash equivalents, ending	$904,861	$60,991

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2010	2009

Cash flows from operating activities:

Net income (loss)	$575,982	$(142,926)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(668,669)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	25,900	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	93,956	125,546

Net cash (used in) provided by operating activities	27,169	(17,380)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	668,669	-

Net cash (used in) provided by investing activities	668,669	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	695,838	(17,380)

Cash and cash equivalents, beginning	96,567	34,902

Cash and cash equivalents, ending	$792,405	$17,522

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(35,688)	$32,118
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(78,849)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,114
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(11,050)	30,084

Net cash (used in) provided by operating activities	(46,738)	(10,533)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	78,849

Net cash (used in) provided by investing activities	-	78,849

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,738)	68,316

Cash and cash equivalents, beginning	247,141	119,321

Cash and cash equivalents, ending	$200,403	$187,637

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2010	2009

Cash flows from operating activities:

Net income (loss)	$17,965	$29,251
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	5,714
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(29,375)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	12,136
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	9,206	69,008

Net cash (used in) provided by operating activities	27,171	86,734

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	38,836

Net cash (used in) provided by investing activities	-	38,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,171	125,570

Cash and cash equivalents, beginning	256,530	166,596

Cash and cash equivalents, ending	$283,701	$292,166

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(214,873)	$25,910
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	17,162
Distributions from Operating Partnerships	-	1,140
Share of (Income) Loss from Operating Partnerships	-	(210,011)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,125
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	155,722	11,551

Net cash (used in) provided by operating activities	(59,151)	(145,123)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,151)	(145,123)

Cash and cash equivalents, beginning	312,412	366,614

Cash and cash equivalents, ending	$253,261	$221,491

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(191,822)	$177,926
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	34,246	34,246
Distributions from Operating Partnerships	-	118
Share of (Income) Loss from Operating Partnerships	6,678	(290,717)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(13,574)
(Decrease) Increase in accounts payable affiliates	107,602	162,347

Net cash (used in) provided by operating activities	(43,296)	70,346

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,296)	70,346

Cash and cash equivalents, beginning	273,885	109,954

Cash and cash equivalents, ending	$230,589	$180,300

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(147,910)	$(414,474)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	49,619
Share of (Income) Loss from Operating Partnerships	-	266,881
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(2,717)
(Decrease) Increase in accounts payable affiliates	117,058	142,058

Net cash (used in) provided by operating activities	(30,852)	41,367

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,852)	41,367

Cash and cash equivalents, beginning	262,507	192,128

Cash and cash equivalents, ending	$231,655	$233,495

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(213,811)	$(308,701)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	14,474	14,474
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	24,395	132,903
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	165,702	165,702

Net cash (used in) provided by operating activities	(9,240)	4,378

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,240)	4,378

Cash and cash equivalents, beginning	206,375	137,986

Cash and cash equivalents, ending	$197,135	$142,364

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(180,874)	$(289,642)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,138	52,170
Distributions from Operating Partnerships	-	1,207
Share of (Income) Loss from Operating Partnerships	50,800	118,137
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	93,086	93,086

Net cash (used in) provided by operating activities	(23,850)	(25,042)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,850)	(25,042)

Cash and cash equivalents, beginning	280,327	264,094

Cash and cash equivalents, ending	$256,477	$239,052

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(201,711)	$(586,312)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	476
Share of (Income) Loss from Operating Partnerships	-	379,781
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	182,076	182,076

Net cash (used in) provided by operating activities	(19,635)	(23,979)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,635)	(23,979)

Cash and cash equivalents, beginning	166,800	182,803

Cash and cash equivalents, ending	$147,165	$158,824

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(419,492)	$(597,024)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	65,528
Distributions from Operating Partnerships	-	2,984
Share of (Income) Loss from Operating Partnerships	265,260	408,013
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	3,750
Decrease (Increase) in other assets	-	(9,962)
(Decrease) Increase in accounts payable affiliates	146,694	160,985

Net cash (used in) provided by operating activities	7,462	34,274

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	60,000	-

Net cash (used in) provided by investing activities	60,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,462	34,274

Cash and cash equivalents, beginning	340,581	237,567

Cash and cash equivalents, ending	$408,043	$271,841

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$125,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(175,973)	$(250,718)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	5,990
Distributions from Operating Partnerships	-	2,670
Share of (Income) Loss from Operating Partnerships	90,153	143,021
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	3,750
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	76,365	90,175

Net cash (used in) provided by operating activities	5,545	(5,112)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	60,000	-

Net cash (used in) provided by investing activities	60,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	65,545	(5,112)

Cash and cash equivalents, beginning	184,115	179,652

Cash and cash equivalents, ending	$249,660	$174,540

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$125,000

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(458,525)	$(498,199)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	112,188	192,220
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	171,936	126,429
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,018	152,669

Net cash (used in) provided by operating activities	(21,383)	(26,881)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,383)	(26,881)

Cash and cash equivalents, beginning	74,138	72,369

Cash and cash equivalents, ending	$52,755	$45,488

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(461,167)	$(483,402)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	36,144	36,144
Distributions from Operating Partnerships	-	2,459
Share of (Income) Loss from Operating Partnerships	285,533	307,792
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	114,180	114,180

	-	-
Net cash (used in) provided by operating activities	(25,310)	(22,827)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,310)	(22,827)

Cash and cash equivalents, beginning	127,244	118,051

Cash and cash equivalents, ending	$101,934	$95,224

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(189,431)	$(300,018)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	14,920
Distributions from Operating Partnerships	13,640	17,516
Share of (Income) Loss from Operating Partnerships	87,712	198,535
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	86,322	85,793

Net cash (used in) provided by operating activities	(1,757)	16,746

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,757)	16,746

Cash and cash equivalents, beginning	142,855	101,615

Cash and cash equivalents, ending	$141,098	$118,361

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(337,507)	$(458,656)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	59,124	59,124
Distributions from Operating Partnerships	47,169	35,604
Share of (Income) Loss from Operating Partnerships	176,505	282,367
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,432	102,432

Net cash (used in) provided by operating activities	47,723	20,871

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,723	20,871

Cash and cash equivalents, beginning	309,745	272,497

Cash and cash equivalents, ending	$357,468	$293,368

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(361,150)	$(402,314)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	6,980	13,110
Distributions from Operating Partnerships	23,117	31,381
Share of (Income) Loss from Operating Partnerships	254,373	300,254
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,200	32,200

	-	-
Net cash (used in) provided by operating activities	5,520	(25,369)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,520	(25,369)

Cash and cash equivalents, beginning	209,324	261,393

Cash and cash equivalents, ending	$214,844	$236,024

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(394,505)	$(452,699)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	5,558	11,036
Distributions from Operating Partnerships	12,754	6,418
Share of (Income) Loss from Operating Partnerships	316,093	355,962
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,400	18,400

Net cash (used in) provided by operating activities	8,300	(60,883)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,300	(60,883)

Cash and cash equivalents, beginning	183,296	239,921

Cash and cash equivalents, ending	$191,596	$179,038

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(336,997)	$(548,065)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	26,518	26,518
Distributions from Operating Partnerships	475	450
Share of (Income) Loss from Operating Partnerships	185,274	391,699
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	106,223	107,980

	-
Net cash (used in) provided by operating activities	(18,507)	(21,418)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,507)	(21,418)

Cash and cash equivalents, beginning	120,514	127,519

Cash and cash equivalents, ending	$102,007	$106,101

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(132,446)	$(602,109)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	111,256	141,382
Distributions from Operating Partnerships	3,026	5,176
Share of (Income) Loss from Operating Partnerships	(61,968)	355,311
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,924	-
Decrease (Increase) in other assets	834	(835)
(Decrease) Increase in accounts payable affiliates	(179,505)	131,719

Net cash (used in) provided by operating activities	(249,879)	30,644

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	380,726	-

Net cash (used in) provided by investing activities	380,726	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	130,847	30,644

Cash and cash equivalents, beginning	78,660	40,375

Cash and cash equivalents, ending	$209,507	$71,019

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(199,408)	$(660,887)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	49,692	64,366
Distributions from Operating Partnerships	150	150
Share of (Income) Loss from Operating Partnerships	95,877	445,352
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	117,628
(Decrease) Increase in accounts payable affiliates	124,890	76,160

Net cash (used in) provided by operating activities	71,201	42,769

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(100,361)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(100,361)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,160)	42,769

Cash and cash equivalents, beginning	348,800	359,855

Cash and cash equivalents, ending	$319,640	$402,624

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$182,999	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(390,142)	$(782,317)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	123,874	144,868
Distributions from Operating Partnerships	1,368	1,657
Share of (Income) Loss from Operating Partnerships	180,726	444,631
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(85,806)	117,628
(Decrease) Increase in accounts payable affiliates	153,390	153,390

Net cash (used in) provided by operating activities	(16,590)	79,857

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,590)	79,857

Cash and cash equivalents, beginning	256,265	185,952

Cash and cash equivalents, ending	$239,675	$265,809

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$186,626	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(716,896)	$(800,370)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	141,991	147,067
Distributions from Operating Partnerships	5,728	-
Share of (Income) Loss from Operating Partnerships	424,271	498,105
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(104,834)	-
(Decrease) Increase in accounts payable affiliates	142,352	(32,648)

Net cash (used in) provided by operating activities	(107,388)	(187,846)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(107,388)	(187,846)

Cash and cash equivalents, beginning	590,586	791,833

Cash and cash equivalents, ending	$483,198	$603,987

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(979,727)	$(1,029,633)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	136,546	144,052
Distributions from Operating Partnerships	22,376	24,436
Share of (Income) Loss from Operating Partnerships	624,715	664,273
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	83,282	(91,718)

Net cash (used in) provided by operating activities	(112,808)	(288,590)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,808)	(288,590)

Cash and cash equivalents, beginning	537,189	871,105

Cash and cash equivalents, ending	$424,381	$582,515

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(610,712)	$(518,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	21,448	47,587
Distributions from Operating Partnerships	3,222	898
Share of (Income) Loss from Operating Partnerships	442,567	311,273
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,764	(25,236)

Net cash (used in) provided by operating activities	(18,711)	(183,934)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(11,223)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(11,223)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,934)	(183,934)

Cash and cash equivalents, beginning	267,639	480,195

Cash and cash equivalents, ending	$237,705	$296,261

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to operating limited partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010
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

Pursuant to the Securities Act of 1933, the Fund filed a Form S-11 Registration Statement with the Securities and Exchange Commission, effective December 16, 1993, which covered the offering (the "Public Offering") of the Fund's beneficial assignee certificates ("BACs") representing assignments of units of the beneficial interest of the limited partnership interest of the assignor limited partner. The Fund registered 30,000,000 BACs at $10 per BAC for sale to the public in one or more series. On April 18, 1996, an amendment to Form S-11 which registered an additional 10,000,000 BACs for sale to the public in one or more series became effective. On April 2, 1998, an amendment to Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, an amendment to Form S-11, which registered an additional 8,000,000 BACs for sale to the public in one or more series, became effective. On July 26, 2000, an amendment to Form S-11, which registered an additional 7,500,000 BACs for sale to the public in one or more series, became effective. On July 24, 2001, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public in one or more series, became effective. On July 24, 2002, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 1, 2003, an amendment to Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.

Below is a summary of the BACs sold and total equity raised, by series, as of the date of this filing:
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2010, and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2010 and 2009, an impairment loss of $1,810,230 and $16,813,106, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-7 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2010 and 2009 is as follows:

	2010	2009
Series 25	$ -	$ 5,714
Series 26	-	17,162
Series 27	98,088	182,164
Series 29	43,424	47,446
Series 30	13,138	52,170
Series 32	-	65,528
Series 33	-	5,990
Series 34	112,188	621,449
Series 35	108,432	36,144
Series 36	-	14,920
Series 37	177,372	59,124
Series 38	6,980	13,110
Series 39	5,558	11,036
Series 40	79,554	26,518
Series 41	111,256	141,382
Series 42	49,692	64,366
Series 43	114,926	135,920
Series 44	424,199	674,273
Series 45	136,546	144,052
Series 46	21,448	39,964
	$1,502,801	$2,358,432

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

Accumulated amortization for capitalized interest by Series as of September 30, 2010 and 2009 is as follows:

	2010	2009
Series 27	$11,731	$ 7,836
Series 34	-	7,092
Series 44	3,027	2,143
	$14,758	$17,071

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2010 and 2009, are as follows:
	2010	2009
Series 20	$ 57,930	$ 84,438
Series 21	31,500	35,034
Series 22	51,613	63,648
Series 23	44,718	60,066
Series 24	44,475	48,150
Series 25	54,603	57,771
Series 26	102,862	102,862
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	46,543	46,543
Series 31	91,038	91,038
Series 32	73,122	79,276
Series 33	34,903	41,059
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	61,708
Series 42	62,445	63,080
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,649,402	$1,728,806

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2010 and 2009 are as follows:
	2010	2009
Series 20	$ 965,000	$ 50,000
Series 21	50,000	500,000
Series 24	100,000	75,000
Series 25	100,000	50,000
Series 26	50,000	200,000
Series 27	50,000	-
Series 28	50,000	25,000
Series 38	-	50,000
Series 39	-	50,000
Series 41	300,000	-
Series 42	-	50,000
Series 44	-	175,000
Series 45	100,000	275,000
Series 46	-	150,000
	$1,765,000	$1,650,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2010 and 2009, the Fund has limited partnership interests in 479 and 502 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2010 and 2009 are as follows:
	2010	2009
Series 20	18	22
Series 21	10	12
Series 22	23	29
Series 23	17	22
Series 24	20	22
Series 25	19	20
Series 26	43	43
Series 27	16	16
Series 28	26	26
Series 29	21	21
Series 30	18	18
Series 31	26	26
Series 32	15	16
Series 33	9	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	21

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 42	22	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	479	502

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2010 and 2009 are as follows:
	2010	2009
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	22,861	39,749
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	169,577	452,937
Series 43	121,112	307,738
Series 44	590,561	590,561
Series 45	16,724	16,724
Series 46	8,915	20,138
	$1,599,802	$2,097,899

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2010 the Fund disposed of twelve Operating Partnerships. A summary of the dispositions by Series for September 30, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	3	-	$921,489	$921,489
Series 22	2	-	738,514	738,514
Series 23	3	-	668,669	668,669
Series 25	-	1	-	-
Series 32	1	-	60,000	60,000
Series 33	1	-	60,000	60,000
Series 41	1	-	380,726	380,726

Total	11	1	$2,829,398	$2,829,398

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2010.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 79,909,978	$ 82,177,474
Interest and other	2,643,883	3,167,128
	82,553,861	85,344,602

Expenses
Interest	17,801,669	19,703,364
Depreciation and amortization	23,441,421	24,834,303
Operating expenses	52,006,997	53,705,789
	93,250,087	98,243,456

NET INCOME (LOSS)	$(10,696,226)	$(12,898,854)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(10,589,259)	$(12,769,864)

Net income (loss) allocated to other Partners	$ (106,967)	$ (128,990)

* Amounts include $(6,467,633) and $(7,130,412) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2010	2009
Revenues
Rental	$ 3,270,892	$ 4,835,711
Interest and other	149,817	281,627
	3,420,709	5,117,338

Expenses
Interest	687,761	1,236,004
Depreciation and amortization	858,308	1,181,484
Operating expenses	2,630,862	3,178,887
	4,176,931	5,596,375

NET INCOME (LOSS)	$ (756,222)	$ (479,037)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (748,660)	$ (474,247)

Net income (loss) allocated to other Partners	$ (7,562)	$ (4,790)

* Amounts include $(748,660) and $(474,247) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2010	2009
Revenues
Rental	$ 1,407,438	$ 1,817,685
Interest and other	27,046	44,885
	1,434,484	1,862,570

Expenses
Interest	422,060	500,130
Depreciation and amortization	311,508	408,867
Operating expenses	791,699	1,100,994
	1,525,267	2,009,991

NET INCOME (LOSS)	$ (90,783)	$ (147,421)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (89,875)	$ (145,947)

Net income (loss) allocated to other Partners	$ (908)	$ (1,474)

* Amounts include $(89,875) and $(145,947) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2010	2009
Revenues
Rental	$ 2,411,690	$ 2,976,107
Interest and other	169,334	191,864
	2,581,024	3,167,971

Expenses
Interest	459,822	595,122
Depreciation and amortization	719,773	884,412
Operating expenses	1,757,727	2,249,000
	2,937,322	3,728,534

NET INCOME (LOSS)	$ (356,298)	$ (560,563)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (352,735)	$ (554,957)

Net income (loss) allocated to other Partners	$ (3,563)	$ (5,606)

* Amounts include $(352,735) and $(554,957) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2010	2009
Revenues
Rental	$ 2,583,916	$ 3,304,040
Interest and other	176,879	174,265
	2,760,795	3,478,305

Expenses
Interest	534,413	783,636
Depreciation and amortization	619,531	772,842
Operating expenses	1,837,233	2,380,242
	2,991,177	3,936,720

NET INCOME (LOSS)	$ (230,382)	$ (458,415)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (228,077)	$ (453,830)

Net income (loss) allocated to other Partners	$ (2,305)	$ (4,585)

* Amounts include $(228,077) and $(453,830) for 2010 and 2009, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2010	2009
Revenues
Rental	$ 2,504,743	$ 2,590,764
Interest and other	42,325	51,677
	2,547,068	2,642,441

Expenses
Interest	542,590	621,971
Depreciation and amortization	747,266	820,656
Operating expenses	1,523,492	1,744,377
	2,813,348	3,187,004

NET INCOME (LOSS)	$ (266,280)	$ (544,563)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (263,617)	$ (539,117)

Net income (loss) allocated to other Partners	$ (2,663)	$ (5,446)

* Amounts include $(263,617) and $(539,117) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2010	2009
Revenues
Rental	$ 4,439,729	$ 4,747,644
Interest and other	68,109	63,121
	4,507,838	4,810,765

Expenses
Interest	806,619	955,413
Depreciation and amortization	880,815	1,116,102
Operating expenses	2,741,196	3,078,331
	4,428,630	5,149,846

NET INCOME (LOSS)	$ 79,208	$ (339,081)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 78,416	$ (335,690)

Net income (loss) allocated to other Partners	$ 792	$ (3,391)

* Amounts include $78,416 and $(326,229) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2010	2009
Revenues
Rental	$ 5,580,981	$ 5,468,742
Interest and other	180,083	170,105
	5,761,064	5,638,847

Expenses
Interest	1,028,365	1,077,705
Depreciation and amortization	1,307,349	1,313,636
Operating expenses	3,653,227	3,630,162
	5,988,941	6,021,503

NET INCOME (LOSS)	$ (227,877)	$ (382,656)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (225,598)	$ (378,829)

Net income (loss) allocated to other Partners	$ (2,279)	$ (3,827)

* Amounts include $(225,598) and $(588,840) for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2010	2009
Revenues
Rental	$4,148,564	$ 4,065,202
Interest and other	54,973	70,011
	4,203,537	4,135,213

Expenses
Interest	978,802	1,053,575
Depreciation and amortization	850,575	853,345
Operating expenses	2,075,925	2,069,973
	3,905,302	3,976,893

NET INCOME (LOSS)	$ 298,235	$ 158,320

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 295,253	$ 156,737

Net income (loss) allocated to other Partners	$ 2,982	$ 1,583

* Amounts include $301,931 and $(133,980) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2010	2009
Revenues
Rental	$ 3,456,698	$ 3,389,419
Interest and other	70,857	86,614
	3,527,555	3,476,033

Expenses
Interest	681,979	718,079
Depreciation and amortization	1,071,875	1,119,563
Operating expenses	2,683,335	2,485,723
	4,437,189	4,323,365

NET INCOME (LOSS)	$ (909,634)	$ (847,332)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (900,538)	$ (838,859)

Net income (loss) allocated to other Partners	$ (9,096)	$ (8,473)

* Amounts include $(900,538) and $(571,978) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2010	2009
Revenues
Rental	$ 3,795,641	$ 3,449,501
Interest and other	99,490	190,758
	3,895,131	3,640,259

Expenses
Interest	833,299	919,128
Depreciation and amortization	1,277,253	1,208,537
Operating expenses	2,510,193	2,519,738
	4,620,745	4,647,403

NET INCOME (LOSS)	$ (725,614)	$(1,007,144)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (718,358)	$ (997,073)

Net income (loss) allocated to other Partners	$ (7,256)	$ (10,071)

* Amounts include $(693,963) and $(864,170) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2010	2009
Revenues
Rental	$ 2,622,310	$ 2,582,814
Interest and other	49,956	54,603
	2,672,266	2,637,417

Expenses
Interest	419,549	444,372
Depreciation and amortization	621,737	609,718
Operating expenses	2,063,951	1,938,047
	3,105,237	2,992,137

NET INCOME (LOSS)	$ (432,971)	$ (354,720)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (428,641)	$ (351,173)

Net income (loss) allocated to other Partners	$ (4,330)	$ (3,547)

* Amounts include $(377,841) and $(233,036) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2010	2009
Revenues
Rental	$ 5,153,609	$ 4,911,837
Interest and other	134,636	179,290
	5,288,245	5,091,127

Expenses
Interest	947,083	983,942
Depreciation and amortization	1,666,736	1,546,932
Operating expenses	3,291,223	3,354,519
	5,905,042	5,885,393

NET INCOME (LOSS)	$ (616,797)	$ (794,266)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (610,629)	$ (786,323)

Net income (loss) allocated to other Partners	$ (6,168)	$ (7,943)

* Amounts include $(610,629) and $(406,542) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2010	2009
Revenues
Rental	$ 3,023,568	$ 3,103,707
Interest and other	93,905	142,320
	3,117,473	3,246,027

Expenses
Interest	633,907	742,637
Depreciation and amortization	1,125,546	1,222,298
Operating expenses	2,089,742	2,014,860
	3,849,195	3,979,795

NET INCOME (LOSS)	$ (731,722)	$ (733,768)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (724,405)	$ (726,430)

Net income (loss) allocated to other Partners	$ (7,317)	$ (7,338)

* Amounts include $(399,145) and $(318,417) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2010	2009
Revenues
Rental	$ 1,420,960	$ 1,736,651
Interest and other	50,403	52,179
	1,471,363	1,788,830

Expenses
Interest	388,451	471,597
Depreciation and amortization	502,994	587,231
Operating expenses	919,800	1,071,653
	1,811,245	2,130,481

NET INCOME (LOSS)	$ (339,882)	$ (341,651)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (336,483)	$ (338,234)

Net income (loss) allocated to other Partners	$ (3,399)	$ (3,417)

* Amounts include $(186,330) and $(195,213) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2010	2009
Revenues
Rental	$ 2,900,573	$ 3,003,342
Interest and other	96,577	172,675
	2,997,150	3,176,017

Expenses
Interest	720,845	826,039
Depreciation and amortization	1,076,757	1,075,667
Operating expenses	1,923,146	1,771,401
	3,720,748	3,673,107

NET INCOME (LOSS)	$ (723,598)	$ (497,090)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (716,362)	$ (492,119)

Net income (loss) allocated to other Partners	$ (7,236)	$ (4,971)

* Amounts include $(544,426) and $(365,690) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 35
	2010	2009
Revenues
Rental	$ 2,317,349	$ 2,263,098
Interest and other	144,109	85,270
	2,461,458	2,348,368

Expenses
Interest	529,319	542,097
Depreciation and amortization	778,370	777,174
Operating expenses	1,619,421	1,491,324
	2,927,110	2,810,595

NET INCOME (LOSS)	$ (465,652)	$ (462,227)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (460,995)	$ (457,605)

Net income (loss) allocated to other Partners	$ (4,657)	$ (4,622)

* Amounts include $(175,462) and $(149,813) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2010	2009
Revenues
Rental	$ 1,747,040	$ 1,716,873
Interest and other	49,463	56,221
	1,796,503	1,773,094

Expenses
Interest	424,892	443,559
Depreciation and amortization	513,326	535,526
Operating expenses	1,041,979	1,017,963
	1,980,197	1,997,048

NET INCOME (LOSS)	$ (183,694)	$ (223,954)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (181,857)	$ (221,714)

Net income (loss) allocated to other Partners	$ (1,837)	$ (2,240)

* Amounts include $(94,145) and $(23,179) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2010	2009
Revenues
Rental	$ 2,291,029	$ 2,260,259
Interest and other	80,070	93,694
	2,371,099	2,353,953

Expenses
Interest	409,418	464,721
Depreciation and amortization	846,322	801,538
Operating expenses	1,662,938	1,584,474
	2,918,678	2,850,733

NET INCOME (LOSS)	$ (547,579)	$ (496,780)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (542,103)	$ (491,812)

Net income (loss) allocated to other Partners	$ (5,476)	$ (4,968)

* Amounts include $(365,598) and $(209,445) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2010	2009
Revenues
Rental	$ 1,727,696	$ 1,668,803
Interest and other	77,709	58,715
	1,805,405	1,727,518

Expenses
Interest	387,454	406,008
Depreciation and amortization	567,294	552,516
Operating expenses	1,107,600	1,072,280
	2,062,348	2,030,804

NET INCOME (LOSS)	$ (256,943)	$ (303,286)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (254,373)	$ (300,254)

Net income (loss) allocated to other Partners	$ (2,570)	$ (3,032)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2010	2009
Revenues
Rental	$ 1,242,215	$ 1,212,424
Interest and other	98,485	78,543
	1,340,700	1,290,967

Expenses
Interest	258,684	260,070
Depreciation and amortization	459,809	477,496
Operating expenses	941,493	912,959
	1,659,986	1,650,525

NET INCOME (LOSS)	$ (319,286)	$ (359,558)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (316,093)	$ (355,962)

Net income (loss) allocated to other Partners	$ (3,193)	$ (3,596)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2010	2009
Revenues
Rental	$ 1,964,617	$ 1,620,596
Interest and other	61,757	80,011
	2,026,374	1,700,607

Expenses
Interest	495,795	381,103
Depreciation and amortization	619,463	610,644
Operating expenses	1,244,889	1,104,515
	2,360,147	2,096,262

NET INCOME (LOSS)	$ (333,773)	$ (395,655)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (330,435)	$ (391,699)

Net income (loss) allocated to other Partners	$ (3,338)	$ (3,956)

* Amounts include $(145,161) and $- for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2010	2009
Revenues
Rental	$ 2,569,207	$ 2,689,780
Interest and other	68,496	100,275
	2,637,703	2,790,055

Expenses
Interest	732,801	842,992
Depreciation and amortization	758,643	842,891
Operating expenses	1,521,132	1,510,027
	3,012,576	3,195,910

NET INCOME (LOSS)	$ (374,873)	$ (405,855)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (371,124)	$ (401,796)

Net income (loss) allocated to other Partners	$ (3,749)	$ (4,059)

* Amounts include $(52,366) and $(46,485) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2010	2009
Revenues
Rental	$ 2,945,430	$ 2,895,350
Interest and other	107,337	126,681
	3,052,767	3,022,031

Expenses
Interest	681,806	739,661
Depreciation and amortization	832,535	882,105
Operating expenses	1,746,289	2,022,677
	3,260,630	3,644,443

NET INCOME (LOSS)	$ (207,863)	$ (622,412)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (205,784)	$ (616,188)

Net income (loss) allocated to other Partners	$ (2,079)	$ (6,224)

* Amounts include $(109,907) and $(170,836) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2010	2009
Revenues
Rental	$ 3,415,971	$ 3,352,187
Interest and other	103,289	129,586
	3,519,260	3,481,773

Expenses
Interest	734,813	785,861
Depreciation and amortization	1,078,601	1,183,840
Operating expenses	2,045,613	2,135,385
	3,859,027	4,105,086

NET INCOME (LOSS)	$ (339,767)	$ (623,313)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (336,369)	$ (617,080)

Net income (loss) allocated to other Partners	$ (3,398)	$ (6,233)

* Amounts include $(155,643) and $(172,449) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2010	2009
Revenues
Rental	$ 3,827,977	$ 3,566,931
Interest and other	87,651	134,878
	3,915,628	3,701,809

Expenses
Interest	1,151,852	1,013,799
Depreciation and amortization	1,199,060	1,235,926
Operating expenses	2,143,407	2,085,247
	4,494,319	4,334,972

NET INCOME (LOSS)	$ (578,691)	$ (633,163)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (572,904)	$ (626,831)

Net income (loss) allocated to other Partners	$ (5,787)	$ (6,332)

* Amounts include $(148,633) and $(128,726) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2010	2009
Revenues
Rental	$ 4,616,020	$ 4,470,953
Interest and other	153,599	193,935
	4,769,619	4,664,888

Expenses
Interest	1,144,589	1,150,841
Depreciation and amortization	1,464,297	1,558,879
Operating expenses	2,771,184	2,684,015
	5,380,070	5,393,735

NET INCOME (LOSS)	$ (610,451)	$ (728,847)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (604,346)	$ (721,559)

Net income (loss) allocated to other Partners	$ (6,105)	$ (7,288)

* Amounts include $20,369 and $(57,286) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2010	2009
Revenues
Rental	$ 2,524,115	$ 2,477,054
Interest and other	147,528	103,325
	2,671,643	2,580,379

Expenses
Interest	764,701	743,302
Depreciation and amortization	685,678	654,478
Operating expenses	1,668,301	1,497,016
	3,118,680	2,894,796

NET INCOME (LOSS)	$ (447,037)	$ (314,417)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (442,567)	$ (311,273)

Net income (loss) allocated to other Partners	$ (4,470)	$ (3,144)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2010

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended September 30, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into an agreement to sell the interest in two Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $898,475. The estimated gain on the sale of the Operating Partnerships are $898,475, and the sales are expected to be recognized in the third quarter of fiscal year 2011.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2010 were $1,649,402 and total fund management fees accrued as of September 30, 2010 were $50,994,422. During the six months ended September 30, 2010, $1,765,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2010, an affiliate of the general partner of the Fund advanced a total of $1,787,787 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the six months ended September 30, 2010, $28,061 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2010, are as follows:

	Current
	Year	Total

Series 21	$ -	$ 108,007
Series 22	1,646	53,627
Series 23	1,646	64,156
Series 27	-	54,128
Series 33	6,110	54,660
Series 34	6,420	69,334
Series 36	6,024	129,614
Series 38	-	69,191
Series 39	-	220,455
Series 40	6,215	331,761
Series 41	-	359,757
Series 42	-	221,615
Series 43	-	51,482
	$28,061	$1,787,787

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2010.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 6 of the Operating Partnerships and 18 remain.

Prior to the quarter ended September 30, 2010, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 4 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2010, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 6 of the Operating Partnerships and 23 remain.

During the quarter ended September 30, 2010, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 5 of the Operating Partnerships and 17 remain.

Prior to the quarter ended September 30, 2010, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 4 of the Operating Partnerships and 20 remain.

During the quarter ended September 30, 2010, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2010, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 2 of the Operating Partnerships and 43 remain.

During the quarter ended September 30, 2010, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of September 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574.

During the quarter ended September 30, 2010, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of September 30, 2010. Of the amount outstanding, $19,341 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2010, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2010, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of September 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2010, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2010. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2010, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2010. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 2 of the Operating Partnerships and 15 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2010, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of September 30, 2010. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 1 of the Operating Partnership and 9 remain.

During the quarter ended September 30, 2010, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended September 30, 2010, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended September 30, 2010, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2010, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2010, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2010, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2010. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2010, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2010. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2010, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2010, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended September 30, 2010, Series 42 released $6,419 of capital contributions. Series 42 has outstanding contributions payable to 3 Operating Partnerships in the amount of $169,577 as of September 30, 2010. Of the amount outstanding, $150,820 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $18,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2010, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of September 30, 2010. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2010, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 2 Operating Partnerships in the amount of $590,561 as of September 30, 2010. Of the amount outstanding, $196,604 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $393,957 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2010, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

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

During the quarter ended September 30, 2010, Series 46 did not record any releases of capital contributions. Series 46 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,915 as of September 30, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

Results of Operations

As of September 30, 2010 and 2009, the Fund held limited partnership interests in 479 and 502 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2010, are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	6 Months Management Fee Net of Reporting Fee	6 Months Reporting Fee
Series 20	$ 55,422	$ 2,508	$ 81,275	$ 41,486
Series 21	29,037	2,463	57,272	5,728
Series 22	44,309	7,304	88,314	18,616
Series 23	43,468	1,250	68,560	23,750
Series 24	43,461	1,014	78,224	10,726
Series 25	53,119	1,484	95,411	13,795
Series 26	90,469	12,393	181,158	24,564
Series 27	79,244	(443)	136,795	20,807
Series 28	81,529	2,000	137,031	30,027
Series 29	72,951	9,900	141,552	24,150
Series 30	44,292	2,251	90,835	2,251
Series 31	79,860	11,178	170,898	11,178
Series 32	59,122	14,000	127,536	19,158
Series 33	28,403	6,500	59,755	10,500
Series 34	73,299	-	146,598	-
Series 35	57,090	-	114,180	-
Series 36	39,861	288	76,932	3,366
Series 37	33,216	18,000	81,932	20,500
Series 38	41,100	-	75,179	7,021
Series 39	25,800	8,400	50,000	18,400
Series 40	46,524	3,480	94,378	5,630
Series 41	58,017	1,500	81,537	38,958
Series 42	51,789	10,656	21,565	103,325
Series 43	75,695	1,000	43,112	110,278
Series 44	70,176	1,000	127,352	15,000
Series 45	88,641	3,000	175,380	7,902
Series 46	55,506	6,876	117,130	7,634
	$1,521,400	$128,002	$2,719,891	$594,750

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 20 reflects a net loss from Operating Partnerships of $(756,222) and $(479,037), respectively, which includes depreciation and amortization of $858,308 and $1,181,484, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

During the first quarter of 2010, the senior lender denied the Operating Partnership's request to restructure the debt and decided to proceed toward foreclosure. On March 24, 2010, the court granted the lender a judgment of foreclosure. On June 30, 2010, the foreclosure sale was completed and title to the property was conveyed. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

Prior to foreclosure, the investment general partner concluded that the forecasted costs to maintain the property through December 31, 2010, the end of the low income housing tax credit compliance period, would be greater than the benefits associated with maintaining tax credit compliance. Any foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period may potentially expose the Operating Partnership to tax credit recapture and interest penalty costs. These costs are estimated to be $292,999, equivalent to $74 per 1,000 BACs, when the 2010 tax return is filed. The lender assigned a receiver to the property on October 1, 2009. As of September 30, 2010, the receiver continues to manage the property for the new owner.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts have been focused on local medical offices as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in special of one month free and a resident referral program with a $300 discount are in place. The occupancy for the third quarter of 2010 increased slightly to 86% ending in September at 87%; with the implementation of the new marketing plan, management is hopeful the occupancy will show signs of improvement for the remainder of 2010. The mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expires with respect to Lafferty Street Apartments, L.P.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the third quarter of 2010, the property continued to operate below breakeven due to low occupancy and high operating expenses. Occupancy decreased slightly from the first quarter and ended the third quarter at 66% occupied. Occupancy remains low due to a lack of rent ready units. The investment general partner conducted a site visit in September to assess the physical condition of the property and evaluate the management team. The property appeared tired and there is evidence of deferred maintenance. The Jackson, MS market is over-saturated with affordable units and in its present condition, the property will have difficulty competing with newer affordable communities in the market. During the site visit, the management and maintenance teams were fully staffed; however, personnel turnover has been a problem for this property and the investment general partner has reservations about management's ability to maintain current staffing levels. After the site visit, the investment general partner had the property shopped. The management team scored poorly and the shopper was unable to view a rent ready unit. The investment general partner will meet with the operating general partner to discuss its concerns and determine the operating general partner's plan to improve operation. All tax and insurance payments are current; however, the operating general partner has not paid the September and October mortgage payments. According to the operating general partner, they have made an arrangement with the lender to add these payments onto the end of the loan period. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Floral Acres Apartments II (Floral Acres II) is a 32-unit complex located in Waggaman, LA. The property operated above breakeven in 2008 with average occupancy of 90%. As of December 31, 2009, occupancy was at 94%, yet the property operated below breakeven for the year due to a large increase in operating expenses. Maintenance costs increased from $16,949 in 2008 to $87,096 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Repair work included a new roof and flooring throughout the complex. All repair work was completed in the fourth quarter of 2009. Occupancy has improved to 100% as of September 30, 2010, but operations are slightly below breakeven through September. The operating general partner expects continued improvement as occupancy has stabilized and maintenance expenses have corrected back to historic levels. Management expects that the property will operate above breakeven by year-end. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Floral Acres Apartments II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In May 2010, the investment general partner of Series 18 and Boston Capital Tax Credit Fund IV LP - Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

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

Series 21

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 21 reflects a net loss from Operating Partnerships of $(90,783) and $(147,421), respectively, which includes depreciation and amortization of $311,508 and $408,867, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of September 30, 2010 was 97%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2010, was 84%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. The property continues to operate below breakeven in the third quarter of 2010 due to high operating expenses and low occupancy. The property had an average occupancy rate of 77% in 2009 and operated below breakeven. Occupancy did improve during the first five months of 2010 to an average of 87%; however, it subsequently declined to average in the mid-70% range during the third quarter of 2010. On August 20, 2007, the investment general partner received a fax, via management, from the Internal Revenue Service stating that due to continued non-compliance at Lookout Ridge Apartments, credits could not be calculated for the year, and that the previous credits claimed are subject to recapture. The specific non-compliance issues cited by the Internal Revenue Service are: management failed to correctly complete or document tenants' annual income certification; violation(s) of local inspection standards; the project failed to meet minimum set-aside requirements; violation(s) of the Vacant Unit Rule under Reg. 1.42-5(c)(1)(ix); and the project is no longer in compliance with nor participating in the Section 42 Program.

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

The operating general partner requested use of operating reserve funds in order to pay for 2008 taxes; as a result, the operating reserve balance was depleted to a zero balance. Accounts payables as of year-end 2009 were $215,664. The operating general partner reports the funding of at least $338,000 in operating deficits as of September 2010.

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

In June 2010, the operating general partner of Lookout Ridge LP entered into an agreement to sell the property to a third-party buyer and the transaction closed on November 4, 2010. The sales price of the property was $825,000, which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which included third party legal costs. The remaining proceeds of $26,249 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 95% as of September 30, 2010. The property's operating expenses are below the state averages. Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Campton Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $951,173 and cash proceeds to the investment partnership of $32,689. Of the total proceeds received $2,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,808 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $14,241 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,241 as of March 31, 2010.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is an 83-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have 83 units instead of 119 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 54. The construction was completed in March 2007 and the property was fully reoccupied by the spring of 2008. However, in 2009 occupancy began to drop and as a result the property was unable to breakeven. Average occupancy in 2009 was 85%. Through the third quarter of 2010 occupancy has improved slightly to 89%. The increased occupancy has resulted in the property operating above breakeven through the third quarter. The mortgage, taxes, and insurance are all current. The operating general partner continues to fund operating deficits.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum - Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $308,078 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009. In August 2009, the investment partnership received its share of the operating partnership's cash and reserves in the amount of $410,000, which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

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

Series 22

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 22 reflects a net loss from Operating Partnerships of $(356,298) and $(560,563), respectively, which includes depreciation and amortization of $719,773 and $884,412, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2009 averaged 85% and the property operated below breakeven due to low occupancy and high maintenance costs. Maintenance expenses were higher in 2009 due to a water sprinkler supply line being cut causing considerable damage. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. According to management, another Illinois Housing Development Authority property opened in January 2010 saturating the market with a supply of income restricted units that weren't needed. The property was not offering concessions as of September 2010, but is contemplating offering one-month free rent or free cable service to drive demand for Elks Tower units. As of September 30 2010, occupancy was 89% with two move-ins expected for late October. The property has operated below breakeven through September 2010. The mortgage, real estate taxes, and insurance payments are current. The low income tax credit compliance period expires on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2010, was 84%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2010 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss will be recognized by the investment partnership as a result of the foreclosure.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in June 2010, and found the property in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. Year to date average occupancy in 2010 is 92%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires in 2010.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. In 2010, average occupancy is 89% and the property continues to operate below breakeven due to high operating expenses, bad debt, and vacancy loss. Despite low occupancy through May 2010, the property has rebounded to 90% through September 2010. Administrative expenses were high as a result of the aggressive marketing efforts made by management. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. The property received a onetime marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an Installation and Access Agreement which granted the cable company the right to take control over the cable at the property. These funds will help offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2010.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Although occupancy was low throughout the first half of 2010, occupancy dramatically increased in the third quarter of 2010 and ended at 94%. Low average occupancy and high administrative and utility expenses caused the property to operate below breakeven through the third quarter of 2010. The property is not located in a densely populated area and the majority of residents are retail employees with diminishing work hours. Administrative expenses are high as the site manager continues to increase advertising and outreach to area employers and community organizations, as well as offering resident referrals and rent concessions. Rent concessions include $105 off per month for the first lease term. Occupancy improved as management implemented a resident retention program, which provides carpet cleaning and painting at lease renewal. Additionally, expenses were high as utilities increased by 10% in 2010. The investment general partner will continue to monitor occupancy and make sure it operates above 88% occupancy in order for the property to breakeven. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2010, the investment general partner transferred its interest in Lost Tree Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,320,388 and cash proceeds to the investment partnership of $100,050. Of the total proceeds received, $2,875 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,950 will be paid to BCAMLP for expenses related to the transfer, which included third party legal costs. The remaining proceeds of $91,225 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $91,225 as of September 30, 2010.

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

Series 23

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 23 reflects a net loss from Operating Partnerships of $(230,382) and $(458,415), respectively, which includes depreciation and amortization of $619,531 and $772,842, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership, including an additional $58,500 to the operating general partner's company in 2008. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these resources were deployed. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations were below breakeven for the year. The property continues to operate below breakeven in 2010. Numerous attempts to obtain third quarter reports have been made. As of May 2010, all tax and insurance payments are current. However, it is unknown at this time if this is still the case. The mortgage payments are at least three months in arrears. The operating general partner had stated that the relationship with the lender is strong and they are working with them to come to a payment plan agreement. As of May 2010, the loan was not in default and there were no liens on the property. The management company was replaced on June 1, 2010, without the investment general partner's approval. The operating general partner, along with the new management company, are outlining capital improvements and repairs that need to be addressed at the property along with addressing outstanding unit violations placed on the property by the local housing authority. The investment general partner is planning a visit to the site in the fourth quarter of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite an average physical occupancy of 93% in 2009 and 92% through September 2010, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance and bad debt. Maintenance expenses were high due to higher turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertizing in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced $146,810 for operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to Halls Ferry Apartments LP.

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

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility; a rotating model unit is shown to applicants; and advertising on the Internet, and in adjacent towns, has increased. A site visit was completed in June 2010, and found the property in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. Year to date average occupancy in 2010 is 92%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expires on December 31, 2010.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property located in Riverview, FL. In 2010, average occupancy is 89% and the property continues to operate below breakeven due to high operating expenses, bad debt, and vacancy loss. Despite low occupancy through May 2010, the property has rebounded to 90% occupancy as of September 2010. Administrative expenses were high as a result of the aggressive marketing efforts made by management. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move-outs. The property received a one-time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an Installation and Access Agreement which granted the cable company the right to take control over the cable at the property. These funds will help offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2010.

Mathis Apartments, LTD (Mathis Apartments) is a 32-unit complex located in Mathis, TX. In 2008, occupancy averaged 94% and the property operated above breakeven. Occupancy remained strong throughout 2009, ending the year at 95%. There was a large increase in maintenance costs in 2009. Maintenance costs increased 84% over 2008 figures. According to the operating general partner, the spike in maintenance is due to Rural Development required repairs. Despite the increase in maintenance costs the property operated above breakeven in 2009. The property continues to operate above breakeven through the third quarter of 2010 with occupancy averaging 95%. All taxes, insurance and mortgage payments are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Mathis Apartments, LTD. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In February 2010, the investment general partner entered into an agreement to transfer its interest in Broderick Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,611,311 and cash proceeds to the investment partnership of $51,780. The transaction closed on April 26, 2010. Of the total proceeds received $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds from the transfer of $21,380 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $21,380 as of June 30, 2010.

Mid City Associates LP (Mid City Apartments) has 58 modular duplex apartments, comprising the first phase of a two-phase low-income housing project totaling 96 units in the North Greenville section of Jersey City. Located on 15 separate infill parcels, Mid-City Apartments consists of fifty-seven 2-bedroom and one 3-bedroom unit including three 2-bedroom apartments designed specifically for handicapped tenants. In 2008, the property had a cash flow deficit. Average occupancy in 2009 was 98%. As of September 30, 2010 the property is 100% occupied with minimal bad debt and is operating above breakeven. During November 2009 the first mortgage note in the amount of $990,000 matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing, with the mortgage holder agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Barlee Properties Limited Partnership (Vinsett & Heatheridge Estates) is a 27-unit property located in Van Buren, AK. The property is located in a depressed rural area. Average occupancy for 2009 was strong although operations were below breakeven. Occupancy remained in the mid-80% range for the greater part of the first half of 2010, but sharply declined in the third quarter of 2010 ending at 44% as of September 2010. The property continues to operate below breakeven in 2010. Management reports a rise in evictions for non-payment of rent as well as tenants migrating to newer tax credit developments. The Housing Authority has been building larger homes with more amenities in the area, which has drawn numerous tenants away from Barlee Properties. Management is having difficulty funding the costs associated with maintenance issues and turning units because of the declining rental revenue. Of the 15 vacant units, management reports that 5 units are rent ready. Management is running advertisements to fill vacant units but does not have sufficient funds available to run an extensive marketing campaign. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Barlee Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Woodland Hills Properties, A Limited Partnership (Woodland Hills Apartments) is a 10-unit property located in Roland, OK. The property's low-income housing tax credit compliance period expired on December 31, 2009. The operating general partner ceased making debt service payments and funding deficits in September 2009. On February 24, 2010, the lender declared default of the loan and began foreclosure proceedings. On July 7, 2010, a foreclosure sale was completed and tile to the property was conveyed. The investment general partner was not notified of the foreclosure by the lender or operating general partner. The investment general partner is working with the operating general partner's attorney to retrieve foreclosure documentation. No proceeds were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

Series 24

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 24 reflects a net loss from Operating Partnerships of $(266,280) and $(544,563), respectively, which includes depreciation and amortization of $747,266 and $820,656, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 81% in 2009 and the property operated below breakeven. Management has been working with the Department of Social Services in Westchester County through the County's shelter program. They identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into a permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy has increased to 97% as of September 2010. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the second quarter of 2010 are running slightly above budget and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are all current. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. A site visit conducted in the fourth quarter of 2009 confirmed that the property had good curb appeal and was well maintained. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The compliance period expires December 31, 2010. The investment general partner will continue to monitor this property until operations improve.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the third quarter of 2010. Operating expenses are high mainly due to high maintenance costs, the result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

Zwolle Partnership (Lakeway Apartments) is a 32-unit multifamily development located in Zwolle, Louisiana. Occupancy issues began in 2007 following a rent increase. According to the operating general partner, in addition to the rent increase, occupancy had been adversely affected by a weak local economy, as well as turnover of the on-site manager position. Occupancy averaged 82% in 2008. Despite the low occupancy, the property managed to operate above breakeven due to a reduction in operating expenses. In September of 2009 a new management company was brought in to manage the complex. The new management company has a great deal of experience in affordable housing management throughout Louisiana and Texas. The new management company found there to be a good deal of deferred maintenance at the property and vacant units were not rent ready. By December 31, 2009, new management had addressed all deferred maintenance issues at the site and had restored all vacant units to rent ready status. The cost for the repair work was funded from the project's operating and replacement reserve accounts. As a result, occupancy improved to 94% as of December 31, 2009, but the property operated below breakeven for the year due to the increase in maintenance costs. As of September 30, 2010, the property is 91% occupied and operating above breakeven for the year. There are currently three vacant units and according to management, they have four prospects ready to move in. The operating deficit guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2010.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents, as only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. In 2009, the property averaged 73% occupancy and operated below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Occupancy has been improving in 2010 and is 96% as of September 2010. The improved occupancy is the result of a new community manager and a one-month free rent concession. Management continues to market the property through local media and civic organizations, as well as investigating the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Century East V, LP (Century East V Apartments) is a 24-unit development located in Bismarck, ND. In 2009, occupancy averaged 84% and operations were slightly below breakeven. Due to performance concerns, the site manager was replaced during the fourth quarter of 2008. The concerns were mostly related to poor tenant screening. The new manager began evicting problematic tenants and put into place more stringent applicant approval standards. Further, as rents had not been increased in four years, management increased rents significantly. Despite the increase, rents were still lower than the market average. Many tenants moved out as a result of the increase. Others moved out due to management's enforcement of the rules, resulting in a decline in occupancy to 75% as of January 2009. Management then increased marketing efforts and outreach. Occupancy improved to 88% by year-end 2009 and has continued trending upward in 2010. Occupancy reached 100% in June 2010, and has held steady at 100% through September 2010. The property is operating slightly above breakeven for 2010. All real estate tax, mortgage, and insurance payments are current.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. The property continued to operate above breakeven through the third quarter of 2010 and ended the quarter at 94% occupancy. Improved operations are the result of new management personnel. The new staff received training in leasing, marketing and resident retention, which has helped their performance. Additionally, the hours of operation for the leasing office have been increased which made it easier for potential residents to visit and helped increase occupancy. The investment general partner will continue to monitor operations and management to ensure stabile operations. The mortgage, real estate taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to North Hampton Place, LP.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2009, the average occupancy was 90%, and the property operated slightly below breakeven due to high utility expenses, high real estate taxes and turnover related expenses. In early 2010 management made the property pet friendly, opening the door to a new resident base. Despite the adjustment and aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine, current market conditions have had an adverse effect on occupancy. There is a large supply of rental communities in the area and not enough qualified residents to fill the units. Management also states that there is a large quantity of voucher holders who continue to choose newer, conventional housing over older, affordable housing properties when the local Housing Authority approves the higher voucher amounts required to live at the conventional housing sites. At the close of the third quarter in 2010 physical occupancy is 83% and the property is operating slightly below breakeven. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. The property operated slightly below breakeven in 2009. Management reported that turnover decreased in 2009 and dropped precipitously in the first quarter of 2010. The property will begin to fund turnover costs from a well funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. In 2010, the property continues to average 100% occupancy, with operations well above breakeven. In January 2010, management implemented a $100 monthly rental increase. The rent increase enabled management to significantly reduce accrued payables. Management's goal is to eliminate all accrued payables by the end of 2010. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2010.

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

In January 2010, the investment general partner transferred its interest in Stanton Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,172,438 and cash proceeds to the investment partnership of $35,173. Of the total proceeds received $11,926 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $15,747 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $15,747 as of March 31, 2010.

Series 25

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 25 reflects a net income (loss) from Operating Partnerships of $79,208 and $(339,081), respectively, which includes depreciation and amortization of $880,815 and $1,116,102, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In 2005, the original operating general partner and the management company were replaced as operations fell below breakeven and deferred maintenance issues developed. Since deferred maintenance had not been properly addressed, the new management company struggled to bring severely damaged units back online as replacement reserve funds and cash flow were insufficient to complete the work. Although the new operating general partner funded capital expenditures of $133,000 in 2005 and $190,000 in 2006 to complete repairs, the property failed the 2007 Real Estate Assessment Center, or REAC, inspection. Due to the failed inspection, the Department of Housing and Urban Development lost confidence in the management company and required a change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by 2007 the REAC inspection, as well as additional rehab items on all units. A new management company was hired in February 2008.

Since that time, management has focused on evicting problem tenants, strengthening screening criteria, and working closely with the local social service organizations and the local authorities in order to improve security and the reputation of the property. Occupancy averaged 91% in 2009 and operations were slightly above breakeven. A new REAC inspection in December 2009 resulted in a failing score but that inspection was challenged due to inspector error. The inspection was reissued with a passing score in March of 2010. With the passing of the REAC inspection Indianapolis HUD agreed to extend the Housing Assistance Program contract to January 31, 2012. In June 2010, local police with the help of management and HUD staged a raid at the site. The raid was concentrated at Sutton Place as it is the largest property in the area. Management is confident that actions such as these will continue to help revitalize the neighborhood and strengthen the community. Most of the individuals arrested during the raid were visitors of residents. Through the third quarter of 2010, occupancy was 95% and the property was operating above breakeven. All real estate tax, insurance, and mortgage payments are current.

In September 2010, the operating general partner of Sutton Place Apartments Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction is scheduled to close in December 2010. The sales price for the property is $10,100,000, which includes the outstanding mortgage balance of approximately $5,290,000 and estimated cash proceeds to the investment partnership of $947,226. Of the estimated proceeds received by the investment partnership, $60,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $872,226 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

M.R.H., LP (The Mary Ryder Home), is a 48-unit elderly property located in St. Louis, MO. Despite strong occupancy, the property operated at a deficit in 2007, due to a large increase in real estate taxes. The City of St. Louis granted the property a tax abatement that expired in 2006; however, the operating general partner erroneously thought the abatement went through 2007, and did not budget for the additional liability. The new assessment was appealed after the City of St. Louis rejected an extension to the abatement. The firm who did the original property appraisal offered its service for the appeal, pro-bono. In the third quarter of 2009, the tax assessment was reduced by approximately 50%, resulting in an $18,756 tax savings. The operating general partner and the tax consultant felt that the taxes should be reduced further and continued to appeal the assessment into the fourth quarter of 2009. This was not successful; however, the property was reclassified from a commercial property to a residential property. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. The property continued to operate below breakeven in 2009 due to high operating expenses. In the first quarter of 2010, the property experienced a decline in occupancy and resulting increase in maintenance costs associated with turnover expenses; this trend has continued throughout the third quarter of 2010. Occupancy averaged 78% in the first quarter and 75% for the second and third quarters. Management has reported that an improvement in occupancy is not expected through 2010. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner will continue to hold quarterly calls until operations stabilize. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

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

In January 2010, the operating general partner of Sandstone Village Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on April 9, 2010. The sales price of the property was $1,509,127, which included the outstanding mortgage balance of approximately $1,324,657 and cash proceeds to the investment partnership of $27,542. Of the total proceeds received, $13,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $14,408 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds from the sale were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Series 26

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 43 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 26 reflects a net loss from Operating Partnerships of $(227,877) and $(382,656), respectively, which includes depreciation and amortization of $1,307,349 and $1,313,636, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2009, the investment general partner entered into an agreement to transfer its investment limited partner interest in Cameron Apartment to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $578,473 and cash proceeds to the investment limited partner of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2009, the occupancy declined to an annual average of 79%. The property operated below breakeven in 2009 due to high vacancy, high real estate taxes, high utility expenses, and high turnover related expenses. The poor operating results were a result of a weak local economy and job market. Fargo has a large supply of affordable rental communities and not enough qualified persons looking for rental units. In order to increase marketability, the operating general partner is making physical improvements such as adding new landscaping and replacing appliances, but occupancy remains a challenge. As of September 2010, physical occupancy was 83% and the property was operating below breakeven. The investment general partner will continue to work with the operating general partner to increase occupancy and stabilize operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2009, average occupancy increased to 89% but the property continued to operate below breakeven due to high real estate taxes, turnover costs, and high utility expenses. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments has operated with high occupancy in 2010. At the close of the third quarter in 2010, physical occupancy was 97%. The property is operating slightly below breakeven in 2010 due to high real estate taxes and utility expenses. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 72%. Operations in 2009 were below breakeven due to low occupancy, high real estate taxes, and increased turnover and utility costs. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. Despite these issues, management has been successful with keeping Lake Apartments IV occupied in 2010. As of September 30, 2010, physical occupancy was 92%. However, the property continued to operate below breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property dropped from an average of 95% in 2009 to an average of 84% in 2010. The drop in occupancy has resulted in the property operating below breakeven. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. These factors have had a negative impact on operations at the property. Management has focused on market outreach but has struggled keeping the property occupied. As of September 30, 2010, physical occupancy was 83%. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to Lake Apartments V Limited Partnership.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2009 was 76%, and operations were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the units appeal to families. The property has experienced an increase in turnover as many families living at the property moved to competing properties that feature larger townhouses. Market competition continues to be a problem for the property. There is a large supply of affordable rental communities in the market and a limited pool of qualified residents. Management also states that there is a large quantity of voucher holders who continue to choose newer, conventional housing over older affordable housing properties when the local Housing Authority approves such rents. At the close of the third quarter of 2010, physical occupancy was 75%, and operations were slightly below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period will expire with respect to East Park II, LP.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In July 2008, the investment general partner conducted a site inspection at the property. At the time of the inspection, all ten units were vacant. Since that time, the operating general partner invested $20,000 into the property. Throughout 2009, the investment general partner worked with the operating general partner in an effort to bring the property back on-line. The property is 90% occupied as of September 30, 2010. The investment general partner will continue to monitor occupancy to ensure stabilization. The low income housing tax credit compliance period expires in 2011. All real estate tax, mortgage, and insurance payments are current.

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

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property located in Salem, Arkansas. In 2009, occupancy averaged 73% and the property operated below breakeven. The property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent an apartment at the property without rental assistance. Currently, management is waiving the security deposit and offering three months free electricity as leasing incentives. They also continue to advertise heavily in the immediate and surrounding areas. Consequently, occupancy increased to 93% at the end of the third quarter of 2010 and operations are above breakeven. Management attributes the recent increase in occupancy, aside from the above mentioned incentives, to an advertisement run through a local television channel. The investment general partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. The operating general partner continues to fund operating deficits as needed. The mortgage payments, taxes, insurance, and accounts payables are all current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor One Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development located in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions as a result of tenants damaging their units. The site manager conducts quarterly inspections of the units to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better maintain the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections tend to eliminate the necessity of evictions, but there were several problematic tenants at the property that caused damages to the units and consequently were evicted in 2009. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency is being utilized to collect what the deposits did not cover. Occupancy had improved to 98% as of June but has dropped to 88% as of September 2010, and the property is operating slightly below breakeven. Management feels strongly that occupancy will continue to be strong going forward and operations will stabilize now that the problematic tenants have been weeded out. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

Series 27

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 27 reflects a net income from Operating Partnerships of $298,235 and $158,320, respectively, which includes depreciation and amortization of $850,575 and $853,345, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 94% as of September 30, 2010. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a new loan. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner continued to fund deficits through the third quarter of 2008, his guarantee being unlimited in time and amount, but ceased to fully support the property's operations in the fourth quarter of 2008. As of the end of the third quarter of 2010, 2008 real estate taxes in the amount of $12,000 have not been paid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner will continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends in 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property located in Harlem, New York. Occupancy was at 100% as of September 2010. Tenant receivables are an issue that has historically plagued the project. However, during the first two quarters of 2010 the property made substantial progress collecting prior and current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven during the first three-quarters of 2010. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer will also provide educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts. Through the third quarter, utility costs are down in comparison to the prorated 2009 figures. The operating general partner is currently in the process of hiring a new management agent. The investment general partner is currently commenting and reviewing the necessary documents. The reasoning behind this change is that the general partner wants to focus more on future development deals. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 89%. The property operated below breakeven in 2009 due to high economic vacancy, utility costs, high real estate taxes, and high turnover related expenses. Fargo has a large supply of affordable rental communities and not enough qualified residents to fill all the units. Management has stated that there is a large quantity of voucher holders who are being provided voucher payment amounts from the local Housing Authority sufficient to allow them to live at conventional housing versus the older, affordable housing properties such as Lake Apartment II. Occupancy at properties similar to Lake Apartment II has suffered. As of September 30, 2010, physical occupancy was 79%. The site is currently operating below breakeven because of the continued occupancy issues. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.

Series 28

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 28 reflects a net loss from Operating Partnerships of $(909,634) and $(847,332), respectively, which includes depreciation and amortization of $1,071,875 and $1,119,563, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments, comprised of two buildings Cottonwood I and Cottonwood II) is a 24-unit multifamily development located in Cottonwood, Louisiana. Occupancy ended 2009 at 29% and has since improved to 83% as of September 30, 2010. The property operated below breakeven through September 2010. In April 2010, management lowered rents in an effort to attract new tenants. A new manager was hired in June and she is working Saturdays in an effort to lease units. She has been successful in leasing units at Cottonwood II which is now 96% occupied and the operating general partner is anticipating similar improvement at Cottonwood I. According to the operating general partner, high vacancy is largely due to the poor local economy and a lack of jobs and qualified applicants. The investment general partner conducted a site visit in March of 2010 and confirmed that occupancy is negatively impacted by a weak local economy. The property is located in a very rural setting with almost no industry/commerce. There are two prisons in close proximity to the property but the employees do not qualify for occupancy. There is a rubber manufacturing plant scheduled to open in early 2011, which will add 141 potential jobs to the immediate market area. The operating general partner is focused on targeting these workers. The low income housing tax credit compliance period expires on December 31, 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. Through the third quarter of 2010, the new manager continues to evict non-conforming tenants and is consistently raising the screening standards for future residents. The property reported 86% occupancy as of September 30, 2010, with 6 vacancies. The property continues to operate below breakeven, but improvement is expected as occupancy increases. Management stated that they have several applications in process, and hopes to achieve over 90% occupancy. The manager states that they are continuing to outreach to the agencies that attend the Continuum of Care (a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product). Management continues targeting local businesses for referrals. Leasing initiatives include offering rent concessions of two months free rent in an effort to lease all vacant units. This incentive will run through year-end 2010. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Occupancy issues began in 2007 when a rent increase was put into effect. In 2009, the property averaged 74% occupancy and operated below breakeven. As of September 30, 2010, the property is 73% occupied and continues to operate below breakeven. The investment general partner conducted a site visit in March of 2010. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. The investment general partner shared these findings with the operating general partner who is taking immediate steps to address the deferred maintenance and unit turnover issues. In an effort to improve operations at the property, the investment general partner approved an operating general partner transfer. The transfer was finalized in April 2010. The new operating general partner has a strong record for managing successful properties in this region and they will make an immediate positive impact on this property. The new operating general partner made a request for reserve funds in order to pay for the turnover of the 10 vacant units that are in need of major repair. The reserve funds were made available in September at which time work began to address deferred maintenance and unit turnover. As of September 30, 2010, work was underway to get all vacant units ready to rent. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they have completed repairs to major cracks in the drives and walkways throughout the property. They have taken four deposits in the first week of October and management is projecting 100% occupancy once all unit repairs are complete and all units are brought back on-line. The operating general partner continues to fund all deficits as necessary by deferring fees. The guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

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

In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. Average occupancy in 2010 is reported to be at 80%. The investment general partner continues to monitor this property. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expires on December 31, 2011.

Bienville III Apartments (Bienville II Apartments) is a 32-unit complex located in Ringgold, LA. Average occupancy in 2009 was 93% and the property operated above breakeven. There was a fire in June 2009 that consumed 8 units. The insurance claim has been settled. The final inspection occurred on April 28, 2010, but Rural Development came back with a list of punch list items before they would issue certificates of occupancy. There was another inspection on June 4, 2010, at which time Rural Development identified two additional items requiring repair. The operating general partner has addressed all of these items as of July 2010. All insurance checks for payment to the contractor have been subject to Rural Development inspection, and counter-endorsement by Rural Development. Occupancy is at 97% as of September 2010 and the property continues to operate above breakeven. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2012.

Evangeline Partnership (Evangeline Place Apartments) is a 32-unit complex located in Lake Arthur, TX. In 2008, occupancy averaged 90% and the property operated above breakeven. Hurricane Gustav hit the property in early September 2008 and there was a fire at the property on the day the hurricane hit, and five units were damaged. The insurance claim was settled and the damaged units were brought back on-line in the first quarter of 2009. There was a second fire in June 2009 in one of the buildings that damaged eight units. As a result, occupancy dropped to 56% as of December 31, 2009. Despite the occupancy issues resulting from the fires, the property operated above breakeven in 2009. The insurance claim on the second fire has been settled and all work has been completed as of April 20, 2010. Occupancy has improved to 88% as of September 30, 2010. The operating general partner expects to have occupancy back up to historic levels by year-end. The low income housing tax credit compliance period expires on December 31, 2011.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex located in Shreveport, LA. In 2008, occupancy at the property averaged 87% and the property operated above breakeven for the year. Occupancy in 2009 averaged 80% and the property operated below breakeven. In addition to the low occupancy, maintenance expenses increased from $13,669 in 2008 to $34,388 in 2009. According to the operating general partner, the reason for the increased maintenance expenses was that Rural Development required significant repair work as a result of their most recent audit. In April 2010, the investment general partner approved an operating general partner transfer. The new operating general partner has the experience, personnel and systems in place to improve operations at these properties. Their first course of action was to address all deferred maintenance issues at the property, which they have done in July and August of 2010. Improvements have included repairs to stairways and concrete drives and walks. As a result of this work, maintenance expenses have increased in 2010, and as a result, the property is operating below breakeven through September 2010. Occupancy has been strong at the property finishing the third quarter at 91% occupied. There are currently three vacant units and management has nine prospects. According to the operating general partner, they will be utilizing funds from the replacement reserve account for much of the repair work completed in 2010. The low income housing tax credit compliance period expires on December 31, 2012.

Pin Oak Elderly Associates LP (Pin Oak Village) is a 220-unit multi-family apartment project located in Bowie, Maryland. The apartment project's operations suffered considerably in 2009. Average occupancy decreased from 93% in 2008 to 80% in 2009, while net operating income declined from $918,505 to $590,835 over the same time span. Operations suffered due to higher than anticipated vacancy loss and a significant increase to maintenance and administrative expenses. Per the operating general partner, the large drop in occupancy was due to a large supply of senior housing complexes in the area as two new communities opened within a 10-mile radius. Furthermore, a large number of deaths or medical conditions occurred within the tenant base in 2009 contributing to a higher vacancy. Maintenance expenses were higher due to increased turnover costs and auxiliary costs associated with a complete roof repair. Administrative expenses were inflated due to staffing challenges that occurred in 2009 as a result of inexperience in a declining market. As of September 30, 2010, occupancy was 94% and has trended upwards since the fourth quarter of 2009. Management has attributed the turnaround in occupancy to hiring a staff exclusively for marketing and leasing. Subsequently, the property was nearly back to operating at breakeven through the end of the third quarter of 2010. The investment general partner will continue to monitor occupancy and leasing at the property. The mortgage, property taxes and insurance are current. The low income tax credit compliance period expires on December 31, 2013.

Series 29

As of September 30, 2010 and 2009, the average Qualified Occupancy for the Series was 99.2% and 96.4%, respectively. The series had a total of 21 properties at September 30, 2010, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 29 reflects a net loss from Operating Partnerships of $(725,614) and $(1,007,144), respectively, which includes depreciation and amortization of $1,277,253 and $1,208,537, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment limited partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009 that it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. As of September 30, 2010, the hearing had yet to be scheduled; however, counsel to the investment general partner believes it will be scheduled by December 31, 2010. These developments increase the likelihood of a default judgment and some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX. Bryson is a small town with a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in 2009 due to average occupancy of 81% and higher than average operating expenses. The occupancy has improved through the third quarter of 2010, with an average occupancy of 93%. As of September 2010, the property was 93% occupied. The increased occupancy has resulted in the property operating slightly above breakeven through the first three-quarters of 2010. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the third quarter of 2010, the property continued to operate below breakeven due to low occupancy and high operating expenses. As of September 30, 2010 the property was 87% occupied. The property receives a high amount of traffic, but prospective residents are unable to view units, as there are not any in rent ready condition. Operating expenses contributed to below breakeven operations due to high bad debt and maintenance expenses. The investment general partner conducted a site visit in September to assess the physical condition of the property and evaluate the management team. The property appeared tired and deferred maintenance is evident. The Jackson, MS market is over-saturated with affordable units and in its present condition, the property will have difficulty competing with newer affordable communities in the market. During the site visit, the management and maintenance teams were fully staffed; however, personnel turnover has been a problem for this property and the investment general partner has reservations about management's ability to maintain current staffing levels. After the site visit, the investment general partner had the property shopped. The management team scored poorly and the shopper was unable to view a rent ready unit. In the fourth quarter of 2010, the investment general partner will meet with the operating general partner to discuss its concerns and determine the operating general partner's plan to improve operations. All taxes, insurance and mortgage payments are current.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. There were issues related to the receipt of the insurance proceeds, which delayed the reconstruction of the property. It was eventually rebuilt and received final certificates of occupancy in January 2008. The lease-up was very slow and as of December 2008, the property was 54% physically occupied and 58% leased with below breakeven operations. In the fourth quarter of 2009 the occupancy improved and as of December 31, 2009 the property was 92% occupied. However, due to low occupancy throughout the early part of 2009, operations were below breakeven for the year. Maintaining high occupancy has been a challenge. However, due to an intensified marketing campaign, management has been able to stabilize occupancy in the third quarter of 2010 and as of September 30, the property was 94% occupied and operating above breakeven. To attract residents, management is advertising on local buses and in all local newspapers. They are also offering one month free rent as a referral fee to its current residents. Additionally, management hosts monthly bingo sessions and offers daily blood pressure screenings. The mortgage, real estate taxes, and property insurance are current. The operating general partner continues to fund all operating deficits as necessary.

Series 30

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 30 reflects a net loss from Operating Partnerships of $(432,971) and $(354,720), respectively, which includes depreciation and amortization of $621,737 and $609,718, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex located in Gentry, Arkansas. Occupancy has historically been low at the property, as it is located in a very rural area, which has limited rental demand. Occupancy averaged 83% in 2009 but improved to 96% as of the end of the third quarter of 2010. In order to maintain high occupancy management continues to run advertisements in local media and is distributing fliers in adjacent towns in hopes of attracting qualified tenants. To keep expenses to a minimum, property management completes as many work orders in-house as possible. Operating expenses are below budget in the first three quarters of 2010 and have decreased since 2009. The property operated slightly above breakeven through the first three quarters of 2010. The mortgage, taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2012.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property located in Lisbon, ME.  The property operated below breakeven through the third quarter of 2010 due to low occupancy and an increase in maintenance expenses. Occupancy as of September 30, 2010 was 85%. Low occupancy and high maintenance expenses were the result of tenants having to move due to a moisture problem in three of the units. The moisture problem is expected to be resolved by the beginning of the fourth quarter of 2010. The maintenance costs also increased as a result of required electrical work, HVAC repair, and appliance repair and replacement.  These expenses are expected to normalize in the fourth quarter. In the third quarter, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. The site visit was conducted prior to the moisture problem. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to 77% during the second quarter, but rebounded to 97% occupancy as of September 30, 2010. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Fortunately, there is redevelopment and growth taking place nearby, including a new small retail mall, proposed improvements of the recreational fields and the construction of a large outlet mall projected to open in 2010. Western Trails has made vast improvements in resident retention through September 2010, averaging 96% year-to-date occupancy as compared to 88% average occupancy in 2009. The condition of the property continues to improve with the available cash on hand. The property was operating above breakeven through the third quarter of 2010. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has struggled with low occupancy due to a weak local economy and a challenging rural location. Over the past two years management has focused on evicting delinquent residents and increasing marketing and outreach. The occupancy improved during 2009, averaging 95%; however, the property still did not operate above breakeven due to higher operating expenses. Through the third quarter of 2010, physical occupancy remained strong averaging 93%. As of September 2010, the property was 93% occupied. The property operated with a slight negative cash flow through the first three quarters of 2010. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2013.

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

Through the third quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, higher than budgeted vacancy losses, low occupancy, and the addition of a private security company. At the end of the second quarter of 2010, occupancy increased to 78%. At the end of the third quarter of 2010, occupancy has remained at 78%. For all properties below 95% occupancy, the operating general partner has requested management deliver a weekly traffic report providing a forecast of move-ins, move-outs, skips, and lease renewals as well as marketing efforts. The rents were reduced in 2010 to be more competitive with comparable properties in the area. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The operating general partner believes that this plan will aid in improving the occupancy of the site. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low Income Housing Tax Credit program and jeopardize the integrity of the property. During the first half of 2010 the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to high crime activity occurring on or around the property. During a recent meeting with the operating general partner, it was noted that low occupancy was also due to the current, troubled economic state in the metro area of Atlanta, GA. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. Property occupancy has fluctuated over the past few years; however, occupancy improved greatly in 2009 and the first three-quarters of 2010. Occupancy is 94% at the end of the third quarter of 2010. The property has no rental assistance, which has contributed to its historic vacancy problems. The property operated slightly below breakeven in 2009 and has continued that trend throughout the first three quarters of 2010. To address vacancy issues, management is advertising in local and regional newspapers and invested in additional property signage. Management also listed the property in the Renter's Guide Book and continues to reach out to all local HUD offices and social service organizations in order to promote the availability of property units. The recent increase in occupancy is attributable to the residual effect of an adjacent property receiving rental assistance. New River Gardens Apartments has found itself the beneficiary of potential tenant overflow. Further, management offered a prorated concession to people who move in immediately in an effort to fill vacancies quicker. Management surmises that occupancy will stabilize above 90% for the near future.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. The property operated below breakeven in the first quarter of 2010 due to high seasonal operating expenses such as heating costs and snow removal charges. However, by the second quarter of 2010 these expenses normalized which allowed the property to recoup the deficit sustained in the first quarter and operate at breakeven. Operations continued to improve and the property was able to operate above breakeven through the third quarter as occupancy remained strong, a rent increase was implemented, and expenses continued to be low. As of September 30, 2010 occupancy was 100%. Effective July 1, 2010, all rents were increased to the maximum allowable tax credit rent. The higher contracted rents increased the gross potential rental income by $45,132 per year. With the rent increase in place, and now that seasonal operating expenses have normalized, it is anticipated that the property will continue to operate above breakeven in the fourth quarter of 2010. In the third quarter of 2010, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed.

Series 31

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 31 reflects a net loss from Operating Partnerships of $(616,797) and $(794,266), respectively, which includes depreciation and amortization of $1,666,736 and $1,546,932, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 88% at the end of the third quarter of 2010. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2009. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions appear to be working. Management has also taken several measures in its effort to increase occupancy. These efforts were successful as vacancy decreased in the third quarter of 2010. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Furthermore, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to prepare vacant units for occupancy. As a result of the increased occupancy the property was able to operate slightly above breakeven through September 2010. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. Despite an average physical occupancy of 92% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Due to performance concerns, the management company was replaced in December 2009. The new manager began evicting problematic residents and put into place more stringent applicant approval standards. Some residents moved out due to management's enforcement of the rules, resulting in a decline in occupancy in the first quarter of 2010. The new management implemented a marketing plan, which became effective during the first quarter of 2010. The marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertizing. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2010 increased slightly over 2009 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes information seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. As of September 30, 2010, occupancy was 89% and the property operated slightly above breakeven. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven through the third quarter of 2010 as a result of low occupancy, bad debt, and increased operating expenses. As of September 30, 2010 the property was 89% occupied. The property continued to struggle with occupancy in the third quarter due to several move-outs and evictions, as well as continued competition from other housing options in the area; specifically, available single family rental homes with comparable rents. In order to stabilize occupancy, additional advertising and marketing costs were incurred which increased administrative expenses. Management increased advertising efforts to include on-line postings, newspaper advertisements, a $300 resident referral bonus, and a concession of one month free rent. The advertising efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 40% Area Median Income standard, rather than the required 60%. The district manager contacted Maine State Housing Authority to discuss renting three of the long-term vacant 60% units at the 40% rent level. MSHA approved the request in the first quarter of 2009 but the property continues to struggle renting the other 60% units. Bad debt is also a problem at this property. The investment general partner worked with management to revamp the screening process in order to improve rent collection. Bad debt has since improved. The evictions for non-payment through the third quarter caused higher maintenance costs from turnover repairs. Utility expenses were also high as a result of increased fuel costs coupled with a harsh winter in the first half of the year. The operating general partners had the property's real estate taxes reassessed and were granted a decrease in taxes of $5,800 effective January 1, 2011. Finally, in the third quarter of 2010, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA. Due to weak and declining economic conditions throughout 2008-09, many employers closed or significantly reduced employee hours. Since hourly-wage employment composes a large portion of the property's tenant base, the number of move-outs and evictions is consistently high. Traffic has been hindered by the property's isolated location; however, management has undertaken an aggressive marketing campaign. The manager has been targeting the Hispanic community with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager. In addition, a billboard on a heavily traveled highway has been rented to capture commuter traffic. Finally, management has implemented rental concessions. As a result of these marketing measures, occupancy increased from a low of 78% in the first quarter of 2009 to 88% by the end of the year. Occupancy has remained strong in 2010, averaging 91% year-to-date. As the occupancy has increased, turnover and eviction costs have dramatically decreased, allowing the property to operate above breakeven year-to-date. The investment general partner will continue to monitor the property through the fourth quarter to ensure that operations remain strong. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 32

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2010, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2010 and 2009, Series 32 reflects a net loss from Operating Partnerships of $(731,722) and $(733,768), respectively, which includes depreciation and amortization of $1,125,546 and $1,222,298, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2010, the operating general partner of FFLM Associates - Carriage Pointe entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on September 24, 2010. The sales price of the property was $775,000, which included the outstanding mortgage balance of approximately $115,914 and cash proceeds to the investment partnerships of $75,000 and $75,000 to Series 32 and Series 33, respectively. Of the total proceeds received, $15,000 and $15,000 from Series 32 and Series 33, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $60,000 and $60,000 were returned to cash reserves held by Series 32 and Series 33, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $60,000 and $60,000 for Series 32 and Series 33, respectively, as of September 30, 2010.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. During the 2005 - 2007 period the property operated below breakeven as a result of low occupancy 79% in 2006 and 86% in 2007, and cash deficits of ($53,329), ($39,990) and ($5,196) were incurred for the years 2005, 2006 and 2007, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five different management companies. Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears much stronger than any of the previous management firms. Occupancy improved to 94% in 2009, and the property operated at breakeven. Although the quality of the tenant base and rent collections improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates were decreased slightly in an effort to increase traffic. During the first three quarters of 2010, average occupancy was 93%, and the property has operated slightly below breakeven year-to-date 2010. The fluctuation in occupancy is related to the overall weakness in the local economy. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage, taxes and insurance are current as of September 30, 2010.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 was placed in escrow and was used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repair began in June 2010 and was completed in October 2010. The lender's inspection of the completed work is pending. The property is averaging 97% occupancy through the third quarter of 2010, with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy remains at 100% through September 2010. Tenant receivables are an issue that has historically plagued the profitability of the project. However, during the first three quarters of 2010 the property collected a larger portion of current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven year-to-date. Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt. This focus enables management to concentrate on attainable tenant receivables. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer will also provide educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Through the third quarter of 2010, utility costs have decreased in comparison to 2009 year to date figures. Management also has employed a three-year plan to increase revenue by adjusting the tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property continues to work toward the 2010 goal of paying down all 2007 and 2008 past due invoices. Currently the operating general partner, who also acts as the managing agent, is in the process of hiring a new property management company. The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. The increase in the tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Series 33

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 33 reflects a net loss from Operating Partnerships of $(339,882) and $(341,651), respectively, which includes depreciation and amortization of $502,994 and $587,231, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2010, the operating general partner of FFLM Associates - Carriage Pointe entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on September 24, 2010. The sales price of the property was $775,000, which included the outstanding mortgage balance of approximately $115,914 and cash proceeds to the investment partnerships of $75,000 and $75,000 to Series 32 and Series 33, respectively. Of the total proceeds received, $15,000 and $15,000 from Series 32 and Series 33, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $60,000 and $60,000 were returned to cash reserves held by Series 32 and Series 33, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $60,000 and $60,000 for Series 32 and Series 33, respectively, as of September 30, 2010.

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

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93% but increased operating expenses caused the property to operate below breakeven. Occupancy has declined to 66% as of September 2010 due to a number of deaths and illnesses and a declining local economy creating difficulties in filling vacant units. In order to increase occupancy, management continues outreach to the local social service organizations in the area. The property is expected to operate below breakeven in 2010 due to low occupancy. The investment general partner is in the process of running a title search to determine any potential liens on the property. The low income housing tax credit compliance period expires on December 31, 2014.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 was placed in escrow and was used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repair began in June 2010 and was completed in October 2010. The lender's inspection of the completed work is pending. The property is averaging 97% occupancy through the third quarters of 2010, with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated above breakeven for the third quarter of 2010 as a result of management's efforts to reduce operating expenses. Occupancy decreased slightly and ended the third quarter at 88%. To improve occupancy, management has increased its marketing and outreach. Subsequent to the close of the third quarter, the investment general partner had the property shopped. The management team scored well and the property showed well during the report. All taxes, insurance and mortgage payments are current.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property has historically operated below breakeven due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved program. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. The property operated at a deficit through the third quarter of 2010 due to low average occupancy and seasonal operating expenses. Occupancy continues to fluctuate through September 2010 but ended strong at 90% as of September 30, 2010. Fluctuating occupancy is the result of the depressed town of Millinocket and the surrounding area, which has an extremely limited elderly applicant pool. Management is currently working on a resident retention program to stabilize occupancy. Unfortunately, in the third quarter the current elderly care service provider increased the co-pay for service, which has deterred some applicants. There are no applicants looking for an apartment without services. Year-to-date maintenance expenses were high in the first half of 2010 as a result of a harsh winter. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner is in the process of obtaining approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property. MSHA has restricted the operating general partner's requests to one property at a time. Once the other property is approved for financing, the operating general partner plans on submitting the funding proposal for Stearns Assisted Housing. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Forest Park Apartments Partnership (Stonewall Retirement Village) is a 40-unit elderly development located in Stonewall, Louisiana. In 2008, occupancy averaged 96% and the property operated above breakeven. In 2009, occupancy averaged 97% and the property operated below breakeven. There was a 101% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. All repairs were finished by the fourth quarter of 2009. Occupancy is at 100% at the end of the third quarter of 2010 with operations above breakeven status. The low income housing tax credit compliance period expires in 2013. All real estate tax, mortgage, and insurance payments are current.

Series 34

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 34 reflects a net loss from Operating Partnerships of $(723,598) and $(497,090), respectively, which includes depreciation and amortization of $1,076,757 and $1,075,667, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property also experienced an increase in turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new management has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Management's increased efforts started to show some progress at the end of the second quarter and continued to improve in the third quarter of 2010. The collections have improved and occupancy has increased from 83% at the end of the second quarter to 90% at the end of the third quarter. Despite the improved occupancy and collections, the property was not able to operate above breakeven through the third quarter of 2010. The property's mortgage, real estate taxes, and insurance are current as of September 2010. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated above breakeven for the third quarter of 2010 as a result of management's efforts to reduce operating expenses. Occupancy decreased slightly and ended the third quarter at 88%. To improve occupancy, management has increased its marketing and outreach. Subsequent to the close of the third quarter, the investment general partner had the property shopped. The management team scored well and the property showed well during the report. All taxes, insurance and mortgage payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. Hillside Club operated below breakeven in the 2005 - 2007 period as a result of low occupancy. Occupancy averaged 81% for the years 2005, 2006, and 2007, and the property suffered cash losses of ($50,619), ($71,828) and ($66,013) in those years, respectively. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies. In early 2008, in connection with a portfolio wide restructuring, the current third party management was engaged. This management company appears much stronger than any of the past management firms and occupancy for 2008 improved to 87%. During 2009, the property operated slightly below breakeven and average occupancy for 2009 was 87%. Occupancy at September 30, 2010 improved to 95% and averaged 93% in the third quarter of 2010. This led to the property having operated above breakeven in the third quarter of 2010 and at breakeven year-to-date. Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. As of September 30, 2010, the Operating Partnership was two months delinquent on its mortgage. The Operating Partnership has not received a formal default notice from the lender. Although the 2007 real estate taxes were paid in the second quarter of 2009, the 2008 and 2009 real estate taxes remain outstanding. The 2008 real estate taxes are anticipated to be paid prior to February 2011 to avoid a tax sale by the county. The investment general partner is exploring alternatives to remedy these problems, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

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

Through the third quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, higher than budgeted vacancy losses, low occupancy, and the addition of a private security company. At the end of the second quarter of 2010, occupancy increased to 78%. At the end of the third quarter of 2010, occupancy has remained at 78%. For all properties below 95% occupancy, the operating general partner has requested management deliver a weekly traffic report providing a forecast of move-ins, move-outs, skips, and lease renewals as well as marketing efforts. The rents were reduced in 2010 to be more competitive with comparable properties in the area. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The operating general partner believes that this plan will aid in improving the occupancy of the site. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low Income Housing Tax Credit program and jeopardize the integrity of the property. During the first half of 2010 the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to high crime activity occurring on or around the property. During a recent meeting with the operating general partner, it was noted that low occupancy was also due to the current, troubled economic state in the metro area of Atlanta, GA. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and will continue to do so in 2010. All tax, insurance, and mortgage payments are current.

Series 35

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 35 reflects a net loss from Operating Partnerships of $(465,652) and $(462,227), respectively, which includes depreciation and amortization of $778,370 and $777,174, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property was unable to operate above breakeven due to low occupancy caused by current housing market conditions, insufficient rental rates and increasing operating expenses, specifically utilities, maintenance and insurance. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. Management is hopeful that, with the implementation of the new marketing plan, occupancy will improve throughout 2010. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Although average occupancy increased to 90% in the third quarter of 2010, further improvements are needed to achieve above breakeven operations. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. In addition, the property experienced a 20% increase in insurance rates in 2009. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continued to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 91% as of September 2010. However, as of September 2010 operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009 and plans to return in November 2010. The property was very well maintained and the tax credit files were in very good order. Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of September 30, 2010, the property was 97% occupied. Despite high occupancy, the property operated below breakeven through the third quarter of 2010 due to the high maintenance expenses in the first half of the year. Maintenance expenses were high as a result of turnover and necessary replacements and repairs, which will be reimbursed in the fourth quarter from the replacement reserve. These costs included carpet and vinyl replacement, power washing and painting, microwave replacement, and bike rack installation. Maintenance expenses are expected to normalize in the fourth quarter, as management does not anticipate any additional improvements to the property in the short term. Management received approval for a rent increase from the State of Kansas effective October 1, 2010. The higher contracted rents will increase the gross potential rental income by $10,200 per year. The investment general partner will continue to monitor the property's expense levels and management's leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance, and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated at breakeven in 2009. Although average occupancy increased to 90% in 2009, further improvements were needed to achieve above breakeven operations. Occupancy was 100% as of September 30, 2010. Management has focused on increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. Management reports that the resident profile and resident retention have both greatly improved. The property continues to operate at breakeven through the third quarter of 2010. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations. The low-income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 36 reflects a net loss from Operating Partnerships of $(183,694) and $(223,954), respectively, which includes depreciation and amortization of $513,326 and $535,526, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. Historically, the property has operated above breakeven. In 2009, despite strong average occupancy of 96% for the year, the property operated below breakeven due to the high debt service requirements. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about one month in arrears at the end of the third quarter of 2010.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 97% at the end of the third quarter of 2010. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. The property has operated below break-even through the third quarter of 2010. Although the mortgage lenders have not issued notices of default as of the end of the third quarter, they could do so since there are ongoing mortgage payment arrearages. Such a notice could trigger a foreclosure action in 2010 or 2011 if the operating general partner does not cure the mortgage payment defaults. A foreclosure sale in 2010 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $443,925, equivalent to $206 per 1,000 BACs. At the end of the second quarter the operating general partner agreed to pursue refinancing the current debt. The operating general partner is currently in discussions with a lender to refinance this Operating Partnership's mortgage debt with a conventional commercial mortgage loan. The earliest a new loan might close is forecasted to be late fourth quarter of 2010 or the first quarter of 2011. The investment general partner will continue to monitor the progress on these issues and press the operating general partner to fund deficits in a timelier manner.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Nowata is a small town with limited employment opportunities. Consequently, Nowata Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. Occupancy was stable in 2009, averaging 93% for the year, but the property operated below breakeven due to increased maintenance and insurance costs. The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high through 2010. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. However, despite occupancy averaging 92% through the third quarter of 2010, operations remain below breakeven due to continued high expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Wingfield Apartments LP. (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana. In 2008, occupancy averaged 84% and the property operated above breakeven. In 2009, occupancy averaged 85% and the property operated below breakeven. There was a 38% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. The repair work consisted primarily of roof replacement resulting from frequent windstorms. All repairs were finished in the fourth quarter of 2009. Occupancy is at 90% at the end of the third quarter of 2010 and the property has operated below breakeven year-to-date. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past year. The investment general partner ordered a shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability whatsoever. According to the operating general partner, this manager was removed in early August. They are replacing this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner will continue to monitor occupancy and expenses at the property as well as the transition to new management. The investment general partner is scheduled to visit the property in November of this year to conduct a physical site inspection and to assess the capabilities of the on-site management. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

Series 37

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 37 reflects a net loss from Operating Partnerships of $(547,579) and $(496,780), respectively, which includes depreciation and amortization of $846,322 and $801,538, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continued to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 91% as of September 2010. However, operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in September 2009 and plans to return in November 2010. The property was very well maintained and the tax credit files were in very good order. Budgeted 2010 capital improvements include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited until rental achievement. Rental achievement has not yet been met. After rental achievement, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property has historically operated below breakeven due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved program. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. The property operated at a deficit through the third quarter of 2010 due to low average occupancy and seasonal operating expenses. Occupancy continues to fluctuate through September 2010 but ended strong at 90% as of September 30, 2010. Fluctuating occupancy is the result of the depressed town of Millinocket and the surrounding area, which has an extremely limited elderly applicant pool. Management is currently working on a resident retention program to stabilize occupancy. Unfortunately, in the third quarter the current elderly care service provider increased the co-pay for service, which has deterred some applicants. There are no applicants looking for an apartment without services. Year-to-date maintenance expenses were high in the first half of 2010 as a result of a harsh winter. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner is in the process of obtaining approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property. MSHA has restricted the operating general partner's requests to one property at a time. Once the other property is approved for financing, the operating general partner plans on submitting the funding proposal for Stearns Assisted Housing. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first three quarters of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2010, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 38 reflects a net loss from Operating Partnerships of $(256,943) and $(303,286), respectively, which includes depreciation and amortization of $567,294 and $552,516, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven in 2009 with a cash deficit of ($214,258). The primary causes for the poor performance were low occupancy and high bad debt. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 90% by September 2010.

The investment general partner met with the operating general partner and visited the site in September 2009 with plans to return in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana. In 2008, occupancy averaged 91% and the property operated above breakeven. In 2009, occupancy averaged 86% and the property operated below breakeven. There was a 23% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. All repairs were finished in the fourth quarter of 2009. Occupancy is at 80% at the end of the third quarter of 2010 and the property continues to operate below breakeven. The operating general partner hired a new manager in April 2010. The new manager has been effective at weeding out non-compliant tenants. According to the operating general partner, the new manager has been actively marketing the property and working with the police department to improve security at the site. The investment general partner has scheduled a site visit for November of this year to conduct a physical site inspection as well as to assess the performance of the on-site manager. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires in 2014. All real estate tax, mortgage, and insurance payments are current.

Series 39

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 39 reflects net loss from Operating Partnerships of $(319,286) and $(359,558), respectively, which includes depreciation and amortization of $459,809 and $477,496, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven in 2009 with a cash deficit of ($214,258). The primary causes for the poor performance were low occupancy and high bad debt. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continues to operate below breakeven due to low occupancy and high bad debt. In addition, maintenance expenses have been high as a result of increased turnover costs. In 2010, management has hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 90% by September 2010.

The investment general partner met with the operating general partner and visited the site in September 2009 with plans to return in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Series 40

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2010, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 40 reflects a net loss from Operating Partnerships of $(333,773) and $(395,655), respectively, which includes depreciation and amortization of $619,463 and $610,644, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first three quarters of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. The property operated well in 2008 averaging 88% occupancy with above breakeven operations. Occupancy ended 2009 at 83% and the property operated below breakeven for the year. In addition to the decrease in occupancy in the fourth quarter of 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. Occupancy ended the third quarter of 2010 at 71%, with maintenance expenses returning back to 2008 levels. As a result, the property operated above breakeven through the third quarter of 2010. The investment general partner will work with the operating general partner to increase occupancy. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires in 2015.

Series 41

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 41 reflects a net loss from Operating Partnerships of $(374,873) and $(405,855), respectively, which includes depreciation and amortization of $758,643 and $842,891, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. In 2006, two of the units lost rental assistance from Rural Development because they were vacant for at least six months. Those two units are now difficult to fill due to an inability to find tenants who can afford the rents without Rural Development rental assistance. According to the operating general partner, there is little chance of reattaining the lost rental assistance. Average occupancy increased in 2009 as compared to 2008. Despite this improved occupancy, the property did not operate at breakeven due to higher operating expenses. Through the first half of 2010, occupancy held steady at 83%, then declined during the third quarter to 67% in September 2010. The two units without rental assistance remain vacant and management has indicated that they are unlikely to be filled. Declining occupancy in 2010 has resulted in lower year-to-date revenues as compared to 2009. Operating expenses are also slightly higher than in 2009. The lower revenues and elevated expenses are causing the property to continue to operate below breakeven. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2009 the property operated with fairly strong occupancy through August, but occupancy declined towards the end of the year to a low of 75% in December. Despite this drop in occupancy, the property was able to operate above breakeven in 2009. The occupancy continued to be low through August but rose to 94% in September 2010. Revenues through the third quarter are lower as compared to 2009 while operating expenses have risen due to maintenance costs, causing the property to operate below breakeven. The mortgage, property taxes and insurance are current.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2009 the property operated with fairly strong occupancy through August, but occupancy declined towards the end of the year to an average of 75% in the fourth quarter. This drop in occupancy led to decreased revenues, which caused the property to operate below breakeven in 2009. Occupancy in 2010 has been increasing through the year, reaching 92% for the months of June through September. Management expects to have the property fully occupied by November. Although 2010 operating expenses year-to-date have declined slightly versus 2009 due to lower administration and maintenance costs, lower revenues are causing the property to continue to operate below breakeven. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The Operating Partnership experienced difficulties in 2006 when overall average occupancy of 84% declined to 65%, due to inadequate management resulting in poor rent collection, high eviction rates, and many over-income applicants. New site staff was hired early in 2007 and the site manager was able to restore occupancy to 95% by September 2007. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. Through the third quarter of 2010 average occupancy is 89% with operations above breakeven status. Occupancy has declined back to 80% as of September 30, 2010. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex located in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In addition to the low occupancy, maintenance expenses increased to $69,091 in 2009 compared to $22,860 in 2008. According to the operating general partner, Rural Development required significant repair work as a result of their 2009 audit. Approximately $7,000 of these costs were reimbursed from the replacement reserve account. According to the operating general partner, all repairs were completed in 2009. In April 2010, the investment general partner approved an operating general partner transfer. The new operating general partner has the experience, personnel and systems in place to improve operations at these properties. The new operating general partner's first order of business was to address any existing deferred maintenance and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In June there was a fire at neighboring Bienville III Apartments, which displaced five rental assisted units. At the time, Bienville Apartments could accommodate these tenants so they were moved to Bienville Apartments on a temporary basis. As a result, occupancy at Bienville improved to 100% as of June 30, 2010. The repairs at Bienville III were completed in September and those displaced tenants were then moved from Bienville back to Bienville III. As a result, occupancy at Bienville dropped to 84% as of September 30, 2010. According to the operating general partner, they are working with the local HUD office and other community action agencies in an effort to get these five recently vacated units rented. The property continues to operate below breakeven through the third quarter of 2010. The investment general partner will monitor occupancy and expenses at the site and continue to work with the new general partner to improve operations. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 42

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 42 reflects a net loss from Operating Partnerships of $(207,863) and $(622,412), respectively, which includes depreciation and amortization of $832,535 and $882,105, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II LP. (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy is at 55% as of the end of the third quarter of 2010 and the property continues to operate below breakeven. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. Also, there have been a series of evictions this quarter for non-payment of rent. While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past year. The investment general partner ordered a shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in early August. They are replacing this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The operating general partner believes the new manager will have a positive impact on leasing units going forward. In August 2010 there was a fire at the property in which one unit was damaged and another unit suffered water damage. A kitchen grease fire caused the fire. The operating general partner is in the process of finalizing the insurance claim and the investment general partner will be notified of the details. The investment general partner will continue to monitor occupancy and expenses at the property as well as the transition to new management. The investment general partner is scheduled to visit the property in November of this year to conduct a physical site inspection and to assess the capabilities of the on-site management. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 90% for 2009 and 91% the first three quarters of 2010. The property operated below breakeven in 2009, but has improved to above breakeven through the third quarter of 2010. The operating general partner believes that with the change in the operating general partner entity and management company noted above, operations will stabilize above breakeven. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable and accrued expenses stood at approximately $41,000 as of September 2010, down approximately $16,500 from December 2009.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property operated well above breakeven in 2009 and occupancy remained strong for the year averaging 97%. Through the third quarter of 2010 the property continues to have strong occupancy and operate above breakeven. All real estate taxes, insurance, and mortgage payments are current as of September 30, 2010. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May 2009. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property. Another site visit was conducted at the property in July 2009. Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues. A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score. The investment general partner also had a consultant perform a site inspection in June of 2010. The consultant advised that the property was in good physical condition and the files were in excellent condition.

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

TS Housing, LP (Tiffany Square Apartments) is a 52-unit family property located just outside Denver in Lakewood, CO. Parts of the property developed structural issues related to the floor joists, which resulted in uneven floors and required extensive repairs. Ten units were off-line for over six months while management attempted to remediate the issue. As results of lower revenue from the down units, and increased maintenance expenditures, the property expended cash of ($19,023) in 2006. During 2007, average occupancy was 91% and the property expended cash of ($65,739) due to increased maintenance expenditures and structural repairs of the eight units.

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and reoccupied. In May 2008, corrected 8823s for the ten units that were off-line were filed with the IRS by the Colorado Finance Housing Agency. In 2009, two units were discovered to be in need of structural repairs related to the floor joists. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back on-line and was re-tenanted in late June. A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009. The repairs were anticipated to be completed during the third quarter of 2009; however, the scope of work increased after further investigation. The contractor honored the original bid of $4,000 and was paid from operating cash. The unit was re-tenanted in December 2009. No additional units in need of structural repairs have been identified. The property operated above breakeven in 2008 and 2009 with the help of strong occupancy. Through the third quarter of 2010, occupancy has averaged 97%, and the property continues to operate above breakeven. All real estate taxes, insurance, and mortgage payments are current as of September 30, 2010. The operating general partner's obligation to fund operating deficits is unlimited in time and amount.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 100% at the end of the third quarter of 2010. Operating expenses are high mainly due to high maintenance costs, the result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period will expire on December 31, 2010.

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

Series 43

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 43 reflects a net loss from Operating Partnerships of $(339,767) and $(623,313), respectively, which includes depreciation and amortization of $1,078,601 and $1,183,840, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Henderson Fountainhead, L.P. (Seven Points Apartments) is a 36-unit family property located in Seven Points, TX. There was a fire at the property on May 12, 2010. The fire started in the attic of Building 7, severally damaging two units and causing minor damage in the remaining two units in the building. Wiring that was not replaced when the property was rehabbed in 2003 caught fire in the attic and quickly spread throughout the building. Unit fire alarms functioned properly and all residents were able to escape without injury. Insurance proceeds will be sufficient to cover the cost of construction and with the use of an affiliated construction company, the operating general partner anticipates saving additional funds, which will then be deposited in the operating account to offset the loss in rental income. Construction is projected to be completed in November and no credit loss or recapture is anticipated, as the work will be completed well before December 31, 2010. Through the end of the third quarter of 2010, occupancy was 79% with above breakeven operations. All real estate tax, insurance and mortgage payments are current.

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

Occupancy averaged 90% for 2009 and 91% the first three quarters of 2010. The property operated below breakeven in 2009, but has improved to above breakeven through the third quarter of 2010. The operating general partner believes that with the change in the operating general partner entity and management company noted above, operations will stabilize above breakeven. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current. Accounts payable and accrued expenses stood at approximately $41,000 as of September 2010, down approximately $16,500 from December 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In recent years, management has implemented a variety of concessions including lowering the security deposit from one month's rent to $99, waiving the $20 application fee, and offering one month free rent. In addition, private rental assistance of up to $200/month has been offered for qualified applicants. While these concessions improved occupancy, the property continued to operate at a deficit. In an effort to improve cash flow, management removed the concessions after occupancy reached 100% in March 2009. Afterwards, occupancy immediately began to decline and ended September 2009 at 83%. The concessions were then reinstated and occupancy improved to 88% by year-end 2009. Occupancy has remained steady in 2010, averaging 90% year-to-date and ending the third quarter of 2010 at 88%. In addition, the property is operating above breakeven for the year due in part to a $5 rent increase effective November 1, 2009, and the successful recovery of $2,400 of previously written-off bad debt. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009 but he continues to fund deficits as needed. The low income housing tax credit compliance period expires on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property located in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 who increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System, an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and occupancy has since increased to 82% year-to-date; however, revenue for the year is down 12% and the property has operated at a deficit. Although operations have begun to improve as the occupancy has slowly increased, the property is expected to operate at a deficit for the year. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expires at the end of September 2012 and he continues to fund deficits as required. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. The property operated with a negative cash flow during 2009, mostly as a result of decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the third quarter of 2010, occupancy improved and as of September 30 the property was 93% occupied. However, it was still unable to achieve breakeven. Although occupancy is high and expenses remain reasonable, low rental rates in the area continue to negatively impact cash flow. The management company continues to market the available units by working closely with the housing authority, and by continuing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner emphasized the importance of resident retention and is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property located in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy remains at 100% through September 2010. Tenant receivables are an issue that has historically plagued the profitability of the project. However, during the first three quarters of 2010 the property collected a larger portion of current tenant receivables. The resulting increase in cash flow allowed the property to operate above breakeven year-to-date. Management hired an outside financial consultant with the primary focus on identifying what are tenant receivables versus what is bad debt. This focus enables management to concentrate on attainable tenant receivables. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer will provide a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consists of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer will also provide educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Through the third quarter of 2010, utility costs have decreased in comparison to 2009 year to date figures. Management also has employed a three-year plan to increase revenue by adjusting the tenant maintenance charges by 10% in 2009, and 5% in 2010 and 2011. Management continues to work on reducing tenant delinquencies by aggressively filing late notices and pursuing evictions through the housing court. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. To help combat increases in tenant receivables, management is implementing the following measures: a stricter tenant screening process, a change in legal counsel for tenant court, and an analysis of "tenant hold over" (court process, with hope of rent collection) versus "tenant non-payment" (eviction with no hope of rent collection). Generally legal proceedings take at least six months before a tenant will have to appear in rent court in front of a judge. History shows that legal decisions in New York City involving low-income housing tend to rule in favor of the tenant. The property continues to work toward the 2010 goal of paying down all 2007 and 2008 past due invoices. Currently the operating general partner, who also acts as the managing agent, is in the process of hiring a new property management company. The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. The increase in the tenant maintenance charges will supplement this goal. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first two quarters of 2010 at 90%, but this could only be achieved with rent concessions. During the third quarter of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and ended the quarter at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of September 30, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third quarter of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization re-starts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That has not turned out to be the case with approximately half of the operating deficit reserve used through September 30, 2010. If this continues, the operating deficit reserve will be depleted before the end of first quarter of 2011. If the rental market in Atlanta does not start to materially improve by the fourth quarter of 2010 or first quarter of 2011, the Operating Partnership may not be able to make its monthly interest only mortgage payments through year end 2011, or in 2012 when amortization re-starts. This could expose the Operating Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of September 30, 2010.

Series 44

As of September 30, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 44 reflects a net loss from Operating Partnerships of $(578,691) and $(633,163), respectively, which includes depreciation and amortization of $1,199,060 and $1,235,926, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Fort Worth, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, has implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy has averaged 92% year-to-date and 95% in the third quarter of 2010. The property is operating above breakeven. However, debt payments under the construction loan currently include payment of interest only with no principal amortization. The property is currently financed with floating rate, tax-exempt bonds. If the loan were to convert to permanent financing and the property maintains the current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would be below breakeven. In addition, were the floating interest rate to increase significantly, the property could experience a further deficit. In the past, Post Oak Apartments has experienced higher resident turnover than expected, primarily because of delinquencies and evictions. Also, there are a number of comparably priced market rate communities in the immediate vicinity, some of which have better amenities and offer significant concessions. The new management company has implemented a "no tolerance" policy to enforce collection rules, and although bad debt expense needs further improvement, it is projected to be significantly lower in 2010 than it was in 2009. Residents are now charged for damages and lease violations, and are being evicted if necessary. In addition, the operating general partner has received approval from the Texas Department of Housing and Community Affairs to allow 38 units that were set aside for families earning 30% of the Area Median Income or less to be rented by families earning up to 60%.  This change will increase the pool of potential residents.

As a result of the high expenses noted above, the property is unable to support the originally underwritten permanent debt amount of $13,600,000 and the Operating Partnership has been unable to convert from construction to permanent financing. In the third quarter of 2010, the operating general partner submitted a request for approval from the Texas Department of Housing and Community Affairs, as well as the investment general partner, for the admission of a new operating general partner. It is anticipated that this new operating general partner will be able to obtain a full abatement of the real estate taxes, due to its non-profit status. In August 2010, a conventional permanent mortgage lender issued a commitment letter for a permanent loan in the full amount of the construction loan subject to a full abatement of the taxes being confirmed. The permanent loan closing and operating general partner transfer are anticipated to occur simultaneously in the fourth quarter of 2010. The operating general partner has an unlimited guarantee until rental achievement, which has not yet occurred. The property's construction mortgage, real estate tax and insurance payments are current as of September 30, 2010.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. In 2009, the property operated well below breakeven. All operating deficits are funded by the operating general partner through operating deficit loans. At the end of the second quarter 2010 the property increased occupancy to 93%. Through the third quarter of 2010, occupancy increased to 96%. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials. The new leasing specials include $299 move in, $300 lease renewal and a $300 resident referral special. Though occupancy increased, the property is operating just below breakeven through the third quarter of 2010. This drop in cash flow is attributable to high tenant receivables and higher than budgeted rental concessions. Management indicated that over the last half of 2009, the property experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first two quarters of 2010 at 90%, but this could only be achieved with rent concessions. During the third quarter of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and ended the quarter at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of September 30, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third quarter of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization. The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan re-structure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization re-starts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That has not turned out to be the case with approximately half of the operating deficit reserve used through September 30, 2010. If this continues, the operating deficit reserve will be depleted before the end of first quarter of 2011. If the rental market in Atlanta does not start to materially improve by the fourth quarter of 2010 or first quarter of 2011, the Operating Partnership may not be able to make its monthly interest only mortgage payments through year end 2011, or in 2012 when amortization re-starts. This could expose the Operating Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of September 30, 2010.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2009 averaged 87% and the property operated below breakeven. Bad debt was an issue in 2009 due to the overall economy with tenants losing their jobs. Maintenance expenses were $861 higher than the state average on a per unit basis. As of December 31, 2009, accrued taxes totaled $452,574. As of September 2010, occupancy was 90% with a significant improvement in maintenance expenses. The operating general partner is currently paying between $15,000 and $25,000 per month towards accrued real estate taxes depending on available cash flow. As of September 30, 2010 the balance of accrued taxes was $379,700. The operating general partner is no longer funding operating deficits as needed. The mortgage payments, insurance, and accounts payables are all current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of thirty low income housing tax credit units located in fifteen duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009 occupancy averaged 88% for the year. The property operated below breakeven in 2009 with negative cash flow of ($28,388). Total revenue decreased while operating expenses increased from the prior year. Operating expenses are 13% above the state average. The property had tenant receivables of $16,679 as of year-end 2009 and bad debt of $11,852. As of the third quarter of 2010, the property is 97% occupied. The property is operating slightly below breakeven but projects to show a significant improvement by year-end. The investment general partner has initiated monthly conference calls with the operating general partner to discuss operations and will monitor operations until above breakeven operations can be verified. The property was inspected in June 2010 and was found to be in excellent condition. All real estate taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 45 reflects a net loss from Operating Partnerships of $(610,451) and $(728,847), respectively, which includes depreciation and amortization of $1,464,297 and $1,558,879 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for the first three quarters of 2010 was 90%; however, the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. The Operating Partnership remains current on the interest portion of its debt service. The real estate taxes for 2008 were paid in the first quarter of 2010. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal in 2009, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to a recent operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. In 2009, the property operated well below breakeven. All operating deficits are funded by the operating general partner through operating deficit loans. At the end of the second quarter 2010 the property increased occupancy to 93%. Through the third quarter of 2010, occupancy increased to 96%. The increase in occupancy is attributed to a decrease in criminal activity surrounding the property, as well as new leasing specials. The new leasing specials include $299 move in, $300 lease renewal and a $300 resident referral special. Though occupancy increased, the property is operating just below breakeven through the third quarter 2010. This drop in cash flow is attributable to high tenant receivables and higher than budgeted rental concessions. Management indicated that over the last half of 2009, the property experienced a handful of home invasions. To combat the recent influx in crime, management restructured its security approach by releasing the ineffective courtesy officer. The property stationed a part time police officer in the front of the property during the predominantly higher crime times. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 46

As of September 30, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2010, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2010 and 2009, Series 46 reflects a net loss from Operating Partnerships of $(447,037) and $(314,417), respectively, which includes depreciation and amortization of $685,678 and $654,478, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development, located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than the area fair market rents. This prompted management to target the competing properties by sending a mass mailing to over 700 residences to promote lower rents at Linden's Apartments. The mailing revealed that of those 700 apartments, at least 85 units were vacant as the mailings were returned. Management sent another mass mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes and offered leasing incentives of up to two months free rent. This action resulted in eleven leases. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and remains strong averaging 94% through the third quarter of 2010. The property continues to operate above breakeven through the first nine months of 2010. The low income housing tax credit compliance period expires on December 31, 2020.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Wagoner is a small town with limited employment opportunities. Consequently, Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. A more experienced manager took over the property in 2009 and has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. With the increased marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high through 2010. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. However, operations remain below breakeven, with occupancy averaging 84% through the third quarter of 2010 and continued high expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy, averaging 97% in 2009 and the first three quarters of 2010, the property is operating just below breakeven. In the first quarter of 2010, the investment general partner discussed with the operating managing member filing a real estate tax appeal, as the taxes are higher than the state average. The operating managing member is considering an appeal of the assessed value via the Payment Under Protest process in December 2010; however, the first half of the 2010 taxes will also need to be paid at that time of appeal. In addition, because occupancy is very strong, the investment general partner discussed with the operating managing member a potential rent increase. In September, a $15 per unit per month rent increase was approved by the state tax credit-allocating agency and will go into effect in November 2010. With the rent increase and a slight reduction in real estate taxes, the property should be able to operate above breakeven. The operating managing member has also received preliminary approval from the lender to re-set the principal balance of the first mortgage from its current balance to its original commitment amount. If approved, this will provide enough capital to pay the past due real estate taxes, which are approximately two and a half years in arrears. The operating managing member has been making and will continue to make monthly payments on these past due taxes, until the debt modification is completed. The monthly mortgage payment and insurance escrow were current as of September 30, 2010.

Panola Housing Ltd. (Panola Housing) is a 32-unit multifamily development located in Carthage, TX. In 2009, despite average occupancy of 99%, the property operated below breakeven. There was a 25% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. Expenses are expected to return back to 2008 levels once the repairs are completed. There was $10,000 in Rural Development required repairs in the first quarter of 2010 that caused operations to remain below breakeven in 2010. These repairs were later funded out of reserves. According to the operating general partner, all repairs have been completed as of March 31, 2010, and maintenance expenses have normalized. Management implemented a $40 per unit rent increase in April that applies to new tenants as well as renewals. Occupancy ended the third quarter of 2010 at 100% and the property is operating just below breakeven. According to the operating general partner, they have a strong manager in place and they anticipate continued improvement in operations. The investment general partner will monitor operations quarterly and discuss issues with the operating general partner and management as needed. The low income housing tax credit compliance period expires in 2018. All real estate tax, mortgage, and insurance payments are current.

Howard Park Limited (Howard Park Apartments) is a 16 unit family property located in Florida City, FL. The property operated at below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing to pay the balance of the 2009 taxes during the fourth quarter of 2010. The occupancy through the third quarter of 2010 has averaged 96% and the property is operating above breakeven with the lower tax expense. The investment general partner will continue to monitor property operations and ensure that the tax payment is made. The low income housing tax credit compliance period expires in 2014.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee's issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. Adoption of the guidance does not have a material impact on the Fund's financial condition or results of operations.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 15, 2010		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2010	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 15, 2010	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.