Form 10-Q
period 2010-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2011-02-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2010
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2010

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-152
Notes to Condensed Financial Statements	153-188

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	189-267

Item 3. Quantitative and Qualitative Disclosures About Market Risk	268

Item 4. Controls and Procedures	268

PART II OTHER INFORMATION

Item 1. Legal Proceedings	269

Item 1A. Risk Factors	269

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	269

Item 3. Defaults Upon Senior Securities	269

Item 4. (Removed and Reserved.)	269

Item 5. Other Information	269

Item 6. Exhibits	269

Signatures	270

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$70,986,897	$79,603,328

OTHER ASSETS
Cash and cash equivalents	11,895,611	6,498,869
Notes receivable	156,842	723,071
Acquisition costs net	7,344,811	8,667,943
Other assets	390,599	205,926

	$90,774,760	$95,699,137

LIABILITIES

Accounts payable & accrued expenses	$268,219	$90,252
Accounts payable affiliates (Note C)	54,430,810	51,204,507
Capital contributions payable	1,254,966	2,081,011

	55,953,995	53,375,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,649,080 are outstanding	41,638,778	49,066,354
General Partner	(6,818,013)	(6,742,987)

	34,820,765	42,323,367

	$90,774,760	$95,699,137

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 20

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	259,255	187,333
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	2,633

	$259,255	$189,966

LIABILITIES

Accounts payable & accrued expenses	$28,376	$7,500
Accounts payable affiliates (Note C)	2,642,726	3,432,216
Capital contributions payable	-	-

	2,671,102	3,439,716

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,079,477)	(2,909,001)
General Partner	(332,370)	(340,749)

	(2,411,847)	(3,249,750)

	$259,255	$189,966

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 21

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	363,217	287,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$363,217	$287,156

LIABILITIES

Accounts payable & accrued expenses	$23,828	$15,808
Accounts payable affiliates (Note C)	1,558,556	1,515,274
Capital contributions payable	-	-

	1,582,384	1,531,082

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,045,025)	(1,069,536)
General Partner	(174,142)	(174,390)

	(1,219,167)	(1,243,926)

	$363,217	$287,156

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 22

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	919,368	150,885
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	3,000

	$919,868	$153,885

LIABILITIES

Accounts payable & accrued expenses	$32,616	$20,115
Accounts payable affiliates (Note C)	3,502,591	3,344,254
Capital contributions payable	9,352	9,352

	3,544,559	3,373,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,379,361)	(2,968,555)
General Partner	(245,330)	(251,281)

	(2,624,691)	(3,219,836)

	$919,868	$153,885

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 23

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	898,935	96,567
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$898,935	$96,567

LIABILITIES

Accounts payable & accrued expenses	$50,008	$30,173
Accounts payable affiliates (Note C)	2,950,496	2,814,021
Capital contributions payable	-	-

	3,000,504	2,844,194

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,795,707)	(2,435,304)
General Partner	(305,862)	(312,323)

	(2,101,569)	(2,747,627)

	$898,935	$96,567

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 24

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	197,412	247,141
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$197,412	$247,141

LIABILITIES

Accounts payable & accrued expenses	$15,678	$15,678
Accounts payable affiliates (Note C)	2,565,539	2,532,114
Capital contributions payable	9,999	9,999

	2,591,216	2,557,791

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,184,568)	(2,102,246)
General Partner	(209,236)	(208,404)

	(2,393,804)	(2,310,650)

	$197,412	$247,141

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 25

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	412,809	256,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$414,059	$257,780

LIABILITIES

Accounts payable & accrued expenses	$25,386	$978
Accounts payable affiliates (Note C)	2,407,045	2,343,988
Capital contributions payable	10,001	10,001

	2,442,432	2,354,967

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(1,750,645)	(1,818,771)
General Partner	(277,728)	(278,416)

	(2,028,373)	(2,097,187)

	$414,059	$257,780

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 26

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,808,499	312,412
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$1,813,899	$317,812

LIABILITIES

Accounts payable & accrued expenses	$30,000	$-
Accounts payable affiliates (Note C)	3,565,456	3,306,873
Capital contributions payable	14,490	14,490

	3,609,946	3,321,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,437,833)	(2,633,262)
General Partner	(358,214)	(370,289)

	(1,796,047)	(3,003,551)

	$1,813,899	$317,812

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 27

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$9,713	$2,342,151

OTHER ASSETS
Cash and cash equivalents	1,893,968	273,885
Notes receivable	-	-
Acquisition costs net	147,131	196,175
Other assets	20,074	20,074

	$2,070,886	$2,832,285

LIABILITIES

Accounts payable & accrued expenses	$10,000	$-
Accounts payable affiliates (Note C)	3,487,072	3,300,668
Capital contributions payable	22,861	22,861

	3,519,933	3,323,529

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,228,109)	(279,884)
General Partner	(220,938)	(211,360)

	(1,449,047)	(491,244)

	$2,070,886	$2,832,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 28

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	255,135	262,507
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$258,685	$266,057

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,246,167	1,045,580
Capital contributions payable	40,968	40,968

	1,287,135	1,086,548

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(674,417)	(468,538)
General Partner	(354,033)	(351,953)

	(1,028,450)	(820,491)

	$258,685	$266,057

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 29

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$24,395

OTHER ASSETS
Cash and cash equivalents	196,054	206,375
Notes receivable	-	-
Acquisition costs net	7,239	28,950
Other assets	-	-

	$203,293	$259,720

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,812,346	2,563,793
Capital contributions payable	10,197	10,197

	2,822,543	2,573,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,254,410)	(1,952,480)
General Partner	(364,840)	(361,790)

	(2,619,250)	(2,314,270)

	$203,293	$259,720

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 30

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$83,042

OTHER ASSETS
Cash and cash equivalents	422,095	280,327
Notes receivable	-	-
Acquisition costs net	6,568	26,275
Other assets	6,675	6,675

	$435,338	$396,319

LIABILITIES

Accounts payable & accrued expenses	$10,000	$-
Accounts payable affiliates (Note C)	1,352,926	1,213,298
Capital contributions payable	127,396	127,396

	1,490,322	1,340,694

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(817,378)	(707,875)
General Partner	(237,606)	(236,500)

	(1,054,984)	(944,375)

	$435,338	$396,319

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 31

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$42,364	$42,364

OTHER ASSETS
Cash and cash equivalents	132,055	166,800
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$199,419	$234,164

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,255,924	1,982,810
Capital contributions payable	66,294	66,294

	2,322,218	2,049,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,722,312)	(1,417,532)
General Partner	(400,487)	(397,408)

	(2,122,799)	(1,814,940)

	$199,419	$234,164

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 32

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$177,369	$698,752

OTHER ASSETS
Cash and cash equivalents	900,533	340,581
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$1,124,810	$1,086,241

LIABILITIES

Accounts payable & accrued expenses	$15,000	$-
Accounts payable affiliates (Note C)	2,740,154	2,521,238
Capital contributions payable	173,561	173,561

	2,928,715	2,694,799

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,379,505)	(1,186,111)
General Partner	(424,400)	(422,447)

	(1,803,905)	(1,608,558)

	$1,124,810	$1,086,241

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 33

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$150,153

OTHER ASSETS
Cash and cash equivalents	256,345	184,115
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$256,345	$334,268

LIABILITIES

Accounts payable & accrued expenses	$18,403	$-
Accounts payable affiliates (Note C)	1,605,851	1,495,481
Capital contributions payable	69,154	69,154

	1,693,408	1,564,635

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,196,912)	(992,283)
General Partner	(240,151)	(238,084)

	(1,437,063)	(1,230,367)

	$256,345	$334,268

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 34

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$251,427	$452,150

OTHER ASSETS
Cash and cash equivalents	54,034	74,138
Notes receivable	-	-
Acquisition costs net	56,093	224,375
Other assets	-	-

	$361,554	$750,663

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,945,030	2,712,281
Capital contributions payable	-	-

	2,945,030	2,712,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(2,257,250)	(1,641,611)
General Partner	(326,226)	(320,007)

	(2,583,476)	(1,961,618)

	$361,554	$750,663

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 35

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,132,538	$2,576,041

OTHER ASSETS
Cash and cash equivalents	98,634	127,244
Notes receivable	-	-
Acquisition costs net	162,645	216,861
Other assets	-	-

	$2,393,817	$2,920,146

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,556,612	1,385,342
Capital contributions payable	-	-

	1,556,612	1,385,342

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	1,110,858	1,801,481
General Partner	(273,653)	(266,677)

	837,205	1,534,804

	$2,393,817	$2,920,146

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 36

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,660,883	$1,812,747

OTHER ASSETS
Cash and cash equivalents	135,627	142,855
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,796,510	$1,955,602

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,800,676	1,674,205
Capital contributions payable	-	-

	1,800,676	1,674,205

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	174,539	457,246
General Partner	(178,705)	(175,849)

	(4,166)	281,397

	$1,796,510	$1,955,602

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 37

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,130,035	$1,400,181

OTHER ASSETS
Cash and cash equivalents	351,625	309,745
Notes receivable	-	-
Acquisition costs net	266,058	354,744
Other assets	-	-

	$1,747,718	$2,064,670

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,581,339	1,427,691
Capital contributions payable	138,438	138,438

	1,719,777	1,566,129

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	243,225	709,119
General Partner	(215,284)	(210,578)

	27,941	498,541

	$1,747,718	$2,064,670

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 38

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,323,405	$3,761,779

OTHER ASSETS
Cash and cash equivalents	210,928	209,324
Notes receivable	-	-
Acquisition costs net	31,406	41,876
Other assets	-	-

	$3,565,739	$4,012,979

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,351,723	1,228,423
Capital contributions payable	-	-

	1,351,723	1,228,423

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	2,410,160	2,974,995
General Partner	(196,144)	(190,439)

	2,214,016	2,784,556

	$3,565,739	$4,012,979

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 39

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,461,519	$3,970,104

OTHER ASSETS
Cash and cash equivalents	185,987	183,296
Notes receivable	-	-
Acquisition costs net	25,011	33,348
Other assets	-	-

	$3,672,517	$4,186,748

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,153,299	1,050,699
Capital contributions payable	-	-

	1,153,299	1,050,699

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	2,690,467	3,301,130
General Partner	(171,249)	(165,081)

	2,519,218	3,136,049

	$3,672,517	$4,186,748

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 40

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,596,678	$4,858,175

OTHER ASSETS
Cash and cash equivalents	101,232	120,514
Notes receivable	-	-
Acquisition costs net	119,328	159,105
Other assets	-	-

	$4,817,238	$5,137,794

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,156,195	1,994,200
Capital contributions payable	102	102

	2,156,297	1,994,302

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	2,859,275	3,337,000
General Partner	(198,334)	(193,508)

	2,660,941	3,143,492

	$4,817,238	$5,137,794

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 41

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,139,699	$4,593,671

OTHER ASSETS
Cash and cash equivalents	212,052	78,660
Notes receivable	-	-
Acquisition costs net	723,166	890,050
Other assets	1,218	2,052

	$5,076,135	$5,564,433

LIABILITIES

Accounts payable & accrued expenses	$8,924	$-
Accounts payable affiliates (Note C)	2,358,555	2,478,543
Capital contributions payable	100	100

	2,367,579	2,478,643

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	2,930,639	3,304,101
General Partner	(222,083)	(218,311)

	2,708,556	3,085,790

	$5,076,135	$5,564,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 42

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,479,589	$5,635,060

OTHER ASSETS
Cash and cash equivalents	312,898	348,800
Notes receivable	109,934	292,933
Acquisition costs net	621,154	695,692
Other assets	51,003	51,003

	$6,574,578	$7,023,488

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,461,308	1,273,973
Capital contributions payable	169,577	452,937

	1,630,885	1,726,910

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	5,135,195	5,484,551
General Partner	(191,502)	(187,973)

	4,943,693	5,296,578

	$6,574,578	$7,023,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 43

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,823,261	$9,259,429

OTHER ASSETS
Cash and cash equivalents	235,609	256,265
Notes receivable	-	186,626
Acquisition costs net	1,436,588	1,608,977
Other assets	171,095	85,289

	$10,666,553	$11,396,586

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,627,675	1,397,590
Capital contributions payable	121,112	307,738

	1,748,787	1,705,328

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	9,150,110	9,915,867
General Partner	(232,344)	(224,609)

	8,917,766	9,691,258

	$10,666,553	$11,396,586

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 44

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,111,968	$7,784,498

OTHER ASSETS
Cash and cash equivalents	399,346	590,586
Notes receivable	-	196,604
Acquisition costs net	1,767,490	1,979,590
Other assets	104,834	-

	$9,383,638	$10,551,278

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	737,332	523,804
Capital contributions payable	254,640	590,561

	991,972	1,114,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	8,545,198	9,579,993
General Partner	(153,532)	(143,080)

	8,391,666	9,436,913

	$9,383,638	$10,551,278

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 45

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$14,752,145	$15,742,704

OTHER ASSETS
Cash and cash equivalents	417,862	537,189
Notes receivable	-	-
Acquisition costs net	1,706,824	1,911,643
Other assets	-	-

	$16,876,831	$18,191,536

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	542,352	367,429
Capital contributions payable	16,724	16,724

	559,076	384,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	16,508,239	17,982,971
General Partner	(190,484)	(175,588)

	16,317,755	17,807,383

	$16,876,831	$18,191,536

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

Series 46

	December 31, 2010 (Unaudited)	March 31, 2010 (Audited)

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,894,304	$14,415,932

OTHER ASSETS
Cash and cash equivalents	264,097	267,639
Notes receivable	-	-
Acquisition costs net	268,110	300,282
Other assets	-	-

	$14,426,511	$14,983,853

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	465,865	278,719
Capital contributions payable	-	20,138

	465,865	298,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	14,083,782	14,800,889
General Partner	(123,136)	(115,893)

	13,960,646	14,684,996

	$14,426,511	$14,983,853

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$89,730	$6,080
Other income	129,956	7,204

	219,686	13,284

Share of income (loss) from Operating Partnerships (Note D)	(425,059)	(2,764,328)

Expenses
Professional fees	28,246	36,278
Fund management fee (Note C)	1,291,430	1,584,246
Amortization	446,787	618,839
General and administrative expenses	207,011	198,776

	1,973,474	2,438,139

NET INCOME (LOSS)	$(2,178,847)	$(5,189,183)

Net income (loss) allocated to assignees	$(2,157,060)	$(5,137,290)

Net income (loss) allocated to general partner	$(21,787)	$(51,893)

Net income (loss) per BAC	$(.03)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2010	2009

Income
Interest income	$935	$484
Other income	-	601

	935	1,085

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,569	6,438
Fund management fee (Note C)	35,301	70,012
Amortization	-	-
General and administrative expenses	8,106	7,496

	44,976	83,946

NET INCOME (LOSS)	$(44,041)	$(82,861)

Net income (loss) allocated to assignees	$(43,601)	$(82,032)

Net income (loss) allocated to general partner	$(440)	$(829)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2010	2009

Income
Interest income	$407	$35
Other income	-	-

	407	35

Share of income (loss) from Operating Partnerships (Note D)	25,729	-

Expenses
Professional fees	2,236	592
Fund management fee (Note C)	(86,718)	35,034
Amortization	-	-
General and administrative expenses	5,027	4,798

	(79,455)	40,424

NET INCOME (LOSS)	$105,591	$(40,389)

Net income (loss) allocated to assignees	$104,535	$(39,985)

Net income (loss) allocated to general partner	$1,056	$(404)

Net income (loss) per BAC	$.06	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2010	2009

Income
Interest income	$86	$11
Other income	725	725

	811	736

Share of income (loss) from Operating Partnerships (Note D)	15,150	-

Expenses
Professional fees	164	624
Fund management fee (Note C)	45,636	61,995
Amortization	-	-
General and administrative expenses	6,966	6,787

	52,766	69,406

NET INCOME (LOSS)	$(36,805)	$(68,670)

Net income (loss) allocated to assignees	$(36,437)	$(67,983)

Net income (loss) allocated to general partner	$(368)	$(687)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2010	2009

Income
Interest income	$167	$22
Other income	108,866	801

	109,033	823

Share of income (loss) from Operating Partnerships (Note D)	15,150	-

Expenses
Professional fees	2,658	1,721
Fund management fee (Note C)	39,080	58,502
Amortization	-	-
General and administrative expenses	12,370	6,026

	54,108	66,249

NET INCOME (LOSS)	$70,075	$(65,426)

Net income (loss) allocated to assignees	$69,374	$(64,772)

Net income (loss) allocated to general partner	$701	$(654)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2010	2009

Income
Interest income	$506	$19
Other income	385	823

	891	842

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,143	6,189
Fund management fee (Note C)	41,129	46,732
Amortization	-	-
General and administrative expenses	6,085	5,755

	48,357	58,676

NET INCOME (LOSS)	$(47,466)	$(57,834)

Net income (loss) allocated to assignees	$(46,991)	$(57,256)

Net income (loss) allocated to general partner	$(475)	$(578)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2010	2009

Income
Interest income	$755	$673
Other income	-	1,587

	755	2,260

Share of income (loss) from Operating Partnerships (Note D)	84,378	-

Expenses
Professional fees	177	878
Fund management fee (Note C)	27,119	53,393
Amortization	-	2,857
General and administrative expenses	6,989	6,439

	34,285	63,567

NET INCOME (LOSS)	$50,848	$(61,307)

Net income (loss) allocated to assignees	$50,340	$(60,694)

Net income (loss) allocated to general partner	$508	$(613)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2010	2009

Income
Interest income	$279	$170
Other income	2,040	2,259

	2,319	2,429

Share of income (loss) from Operating Partnerships (Note D)	1,451,966	112,070

Expenses
Professional fees	231	914
Fund management fee (Note C)	21,710	93,871
Amortization	-	8,581
General and administrative expenses	9,968	9,009

	31,909	112,375

NET INCOME (LOSS)	$1,422,376	$2,124

Net income (loss) allocated to assignees	$1,408,152	$2,103

Net income (loss) allocated to general partner	$14,224	$21

Net income (loss) per BAC	$.35	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2010	2009

Income
Interest income	$508	$17
Other income	-	-

	508	17

Share of income (loss) from Operating Partnerships (Note D)	(684,753)	137,029

Expenses
Professional fees	132	603
Fund management fee (Note C)	58,594	66,985
Amortization	17,123	17,123
General and administrative expenses	5,887	5,428

	81,736	90,139

NET INCOME (LOSS)	$(765,981)	$46,907

Net income (loss) allocated to assignees	$(758,321)	$46,438

Net income (loss) allocated to general partner	$(7,660)	$469

Net income (loss) per BAC	$(.31)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2010	2009

Income
Interest income	$977	$489
Other income	6,736	85

	7,713	574

Share of income (loss) from Operating Partnerships (Note D)	-	(249,171)

Expenses
Professional fees	205	1,072
Fund management fee (Note C)	59,329	82,529
Amortization	-	-
General and administrative expenses	8,228	8,092

	67,762	91,693

NET INCOME (LOSS)	$(60,049)	$(340,290)

Net income (loss) allocated to assignees	$(59,449)	$(336,887)

Net income (loss) allocated to general partner	$(600)	$(3,403)

Net income (loss) per BAC	$(.01)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2010	2009

Income
Interest income	$564	$24
Other income	-	-

	564	24

Share of income (loss) from Operating Partnerships (Note D)	-	(80,868)

Expenses
Professional fees	1,615	2,241
Fund management fee (Note C)	74,726	79,851
Amortization	7,237	7,237
General and administrative expenses	8,155	7,993

	91,733	97,322

NET INCOME (LOSS)	$(91,169)	$(178,166)

Net income (loss) allocated to assignees	$(90,257)	$(176,384)

Net income (loss) allocated to general partner	$(912)	$(1,782)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2010	2009

Income
Interest income	$894	$881
Other income	774	-

	1,668	881

Share of income (loss) from Operating Partnerships (Note D)	119,099	(40,753)

Expenses
Professional fees	135	605
Fund management fee (Note C)	37,673	44,242
Amortization	6,569	26,085
General and administrative expenses	6,124	6,305

	50,501	77,237

NET INCOME (LOSS)	$70,266	$(117,109)

Net income (loss) allocated to assignees	$69,563	$(115,938)

Net income (loss) allocated to general partner	$703	$(1,171)

Net income (loss) per BAC	$.03	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2010	2009

Income
Interest income	$515	$446
Other income	-	-

	515	446

Share of income (loss) from Operating Partnerships (Note D)	-	(100,137)

Expenses
Professional fees	1,102	2,917
Fund management fee (Note C)	97,215	90,038
Amortization	-	-
General and administrative expenses	8,346	10,074

	106,663	103,029

NET INCOME (LOSS)	$(106,148)	$(202,720)

Net income (loss) allocated to assignees	$(105,087)	$(200,693)

Net income (loss) allocated to general partner	$(1,061)	$(2,027)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2010	2009

Income
Interest income	$995	$686
Other income	-	-

	995	686

Share of income (loss) from Operating Partnerships (Note D)	303,875	(172,022)

Expenses
Professional fees	570	666
Fund management fee (Note C)	71,706	56,750
Amortization	-	32,764
General and administrative expenses	8,447	8,645

	80,723	98,825

NET INCOME (LOSS)	$224,147	$(270,161)

Net income (loss) allocated to assignees	$221,906	$(267,459)

Net income (loss) allocated to general partner	$2,241	$(2,702)

Net income (loss) per BAC	$.05	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2010	2009

Income
Interest income	$464	$219
Other income	4,345	-

	4,809	219

Share of income (loss) from Operating Partnerships (Note D)	-	(70,812)

Expenses
Professional fees	124	596
Fund management fee (Note C)	29,005	34,374
Amortization	-	2,995
General and administrative expenses	6,404	6,024

	35,533	43,989

NET INCOME (LOSS)	$(30,724)	$(114,582)

Net income (loss) allocated to assignees	$(30,417)	$(113,436)

Net income (loss) allocated to general partner	$(307)	$(1,146)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2010	2009

Income
Interest income	$44	$6
Other income	1,539	-

	1,583	6

Share of income (loss) from Operating Partnerships (Note D)	(28,787)	(83,942)

Expenses
Professional fees	169	985
Fund management fee (Note C)	72,099	66,072
Amortization	56,094	96,110
General and administrative expenses	7,768	7,275

	136,130	170,442

NET INCOME (LOSS)	$(163,334)	$(254,378)

Net income (loss) allocated to assignees	$(161,701)	$(251,834)

Net income (loss) allocated to general partner	$(1,633)	$(2,544)

Net income (loss) per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2010	2009

Income
Interest income	$199	$26
Other income	4,094	-

	4,293	26

Share of income (loss) from Operating Partnerships (Note D)	(157,970)	(136,956)

Expenses
Professional fees	166	961
Fund management fee (Note C)	57,090	45,090
Amortization	18,072	18,072
General and administrative expenses	7,427	6,965

	82,755	71,088

NET INCOME (LOSS)	$(236,432)	$(208,018)

Net income (loss) allocated to assignees	$(234,068)	$(205,938)

Net income (loss) allocated to general partner	$(2,364)	$(2,080)

Net income (loss) per BAC	$(.07)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2010	2009

Income
Interest income	$161	$20
Other income	-	-

	161	20

Share of income (loss) from Operating Partnerships (Note D)	(50,512)	(129,160)

Expenses
Professional fees	102	581
Fund management fee (Note C)	39,716	39,861
Amortization	-	7,460
General and administrative expenses	5,962	5,597

	45,780	53,499

NET INCOME (LOSS)	$(96,131)	$(182,639)

Net income (loss) allocated to assignees	$(95,170)	$(180,813)

Net income (loss) allocated to general partner	$(961)	$(1,826)

Net income (loss) per BAC	$(.05)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2010	2009

Income
Interest income	$855	$684
Other income	-	-

	855	684

Share of income (loss) from Operating Partnerships (Note D)	(46,472)	(171,169)

Expenses
Professional fees	113	589
Fund management fee (Note C)	51,216	39,803
Amortization	29,562	29,562
General and administrative expenses	6,586	6,914

	87,477	76,868

NET INCOME (LOSS)	$(133,094)	$(247,353)

Net income (loss) allocated to assignees	$(131,763)	$(244,879)

Net income (loss) allocated to general partner	$(1,331)	$(2,474)

Net income (loss) per BAC	$(.05)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2010	2009

Income
Interest income	$245	$63
Other income	-	-

	245	63

Share of income (loss) from Operating Partnerships (Note D)	(158,762)	(156,559)

Expenses
Professional fees	119	594
Fund management fee (Note C)	40,286	38,895
Amortization	3,490	6,555
General and administrative expenses	6,978	7,242

	50,873	53,286

NET INCOME (LOSS)	$(209,390)	$(209,782)

Net income (loss) allocated to assignees	$(207,296)	$(207,684)

Net income (loss) allocated to general partner	$(2,094)	$(2,098)

Net income (loss) per BAC	$(.08)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2010	2009

Income
Interest income	$836	$75
Other income	-	-

	836	75

Share of income (loss) from Operating Partnerships (Note D)	(179,738)	(139,920)

Expenses
Professional fees	99	580
Fund management fee (Note C)	34,200	34,200
Amortization	2,779	5,518
General and administrative expenses	6,346	6,775

	43,424	47,073

NET INCOME (LOSS)	$(222,326)	$(186,918)

Net income (loss) allocated to assignees	$(220,103)	$(185,049)

Net income (loss) allocated to general partner	$(2,223)	$(1,869)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2010	2009

Income
Interest income	$155	$20
Other income	-	-

	155	20

Share of income (loss) from Operating Partnerships (Note D)	(75,748)	(193,507)

Expenses
Professional fees	111	587
Fund management fee (Note C)	49,329	48,024
Amortization	13,259	13,259
General and administrative expenses	7,262	7,551

	69,961	69,421

NET INCOME (LOSS)	$(145,554)	$(262,908)

Net income (loss) allocated to assignees	$(144,098)	$(260,279)

Net income (loss) allocated to general partner	$(1,456)	$(2,629)

Net income (loss) per BAC	$(.05)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2010	2009

Income
Interest income	$499	$16
Other income	25	-

	524	16

Share of income (loss) from Operating Partnerships (Note D)	(127,955)	(117,860)

Expenses
Professional fees	150	863
Fund management fee (Note C)	53,172	61,499
Amortization	55,628	70,691
General and administrative expenses	8,409	8,456

	117,359	141,509

NET INCOME (LOSS)	$(244,790)	$(259,353)

Net income (loss) allocated to assignees	$(242,342)	$(256,759)

Net income (loss) allocated to general partner	$(2,448)	$(2,594)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2010	2009

Income
Interest income	$302	$189
Other income	217	323

	519	512

Share of income (loss) from Operating Partnerships (Note D)	(58,589)	(294,471)

Expenses
Professional fees	1,753	597
Fund management fee (Note C)	60,751	56,629
Amortization	24,846	32,183
General and administrative expenses	8,058	8,235

	95,408	97,644

NET INCOME (LOSS)	$(153,478)	$(391,603)

Net income (loss) allocated to assignees	$(151,943)	$(387,687)

Net income (loss) allocated to general partner	$(1,535)	$(3,916)

Net income (loss) per BAC	$(.06)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2010	2009

Income
Interest income	$573	$204
Other income	25	-

	598	204

Share of income (loss) from Operating Partnerships (Note D)	(238,677)	(122,318)

Expenses
Professional fees	358	907
Fund management fee (Note C)	73,580	73,945
Amortization	61,937	72,434
General and administrative expenses	9,394	9,238

	145,269	156,524

NET INCOME (LOSS)	$(383,348)	$(278,638)

Net income (loss) allocated to assignees	$(379,515)	$(275,852)

Net income (loss) allocated to general partner	$(3,833)	$(2,786)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2010	2009

Income
Interest income	$75,403	$320
Other income	25	-

	75,428	320

Share of income (loss) from Operating Partnerships (Note D)	(241,446)	(215,182)

Expenses
Professional fees	12,706	662
Fund management fee (Note C)	71,176	56,585
Amortization	71,194	73,533
General and administrative expenses	7,257	7,445

	162,333	138,225

NET INCOME (LOSS)	$(328,351)	$(353,087)

Net income (loss) allocated to assignees	$(325,067)	$(349,556)

Net income (loss) allocated to general partner	$(3,284)	$(3,531)

Net income (loss) per BAC	$(.12)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2010	2009

Income
Interest income	$1,151	$145
Other income	25	-

	1,176	145

Share of income (loss) from Operating Partnerships (Note D)	(342,891)	(416,541)

Expenses
Professional fees	197	638
Fund management fee (Note C)	89,274	90,827
Amortization	68,273	72,026
General and administrative expenses	10,441	10,110

	168,185	173,601

NET INCOME (LOSS)	$(509,900)	$(589,997)

Net income (loss) allocated to assignees	$(504,801)	$(584,097)

Net income (loss) allocated to general partner	$(5,099)	$(5,900)

Net income (loss) per BAC	$(.13)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2010	2009

Income
Interest income	$1,255	$136
Other income	135	-

	1,390	136

Share of income (loss) from Operating Partnerships (Note D)	(48,106)	(122,079)

Expenses
Professional fees	142	1,678
Fund management fee (Note C)	48,036	58,508
Amortization	10,724	23,794
General and administrative expenses	8,021	8,102

	66,923	92,082

NET INCOME (LOSS)	$(113,639)	$(214,025)

Net income (loss) allocated to assignees	$(112,503)	$(211,885)

Net income (loss) allocated to general partner	$(1,136)	$(2,140)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2010	2009

Income
Interest income	$124,097	$24,580
Other income	544,043	366,573

	668,140	391,153

Share of income (loss) from Operating Partnerships (Note D)	(1,717,287)	(7,665,895)

Expenses
Professional fees	672,313	688,812
Fund management fee (Note C)	4,011,316	4,344,461
Amortization	1,339,965	1,856,518
General and administrative expenses	429,861	555,561

	6,453,455	7,445,352

NET INCOME (LOSS)	$(7,502,602)	$(14,720,094)

Net income (loss) allocated to assignees	$(7,427,576)	$(14,572,889)

Net income (loss) allocated to general partner	$(75,026)	$(147,205)

Net income (loss) per BAC	$(.09)	$(.17)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2010	2009

Income
Interest income	$2,825	$1,663
Other income	81,895	76,958

	84,720	78,621

Share of income (loss) from Operating Partnerships (Note D)	921,489	-

Expenses
Professional fees	34,099	30,283
Fund management fee (Note C)	116,576	217,084
Amortization	-	-
General and administrative expenses	17,631	23,150

	168,306	270,517

NET INCOME (LOSS)	$837,903	$(191,896)

Net income (loss) allocated to assignees	$829,524	$(189,977)

Net income (loss) allocated to general partner	$8,379	$(1,919)

Net income (loss) per BAC	$.21	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2010	2009

Income
Interest income	$725	$233
Other income	1,538	5,056

	2,263	5,289

Share of income (loss) from Operating Partnerships (Note D)	25,729	620,200

Expenses
Professional fees	20,430	17,613
Fund management fee (Note C)	(29,446)	46,249
Amortization	-	-
General and administrative expenses	12,249	14,133

	3,233	77,995

NET INCOME (LOSS)	$24,759	$547,494

Net income (loss) allocated to assignees	$24,511	$542,019

Net income (loss) allocated to general partner	$248	$5,475

Net income (loss) per BAC	$.01	$.29

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2010	2009

Income
Interest income	$273	$49
Other income	15,840	9,940

	16,113	9,989

Share of income (loss) from Operating Partnerships (Note D)	753,664	-

Expenses
Professional fees	26,579	28,514
Fund management fee (Note C)	133,950	179,367
Amortization	-	-
General and administrative expenses	14,103	18,828

	174,632	226,709

NET INCOME (LOSS)	$595,145	$(216,720)

Net income (loss) allocated to assignees	$589,194	$(214,553)

Net income (loss) allocated to general partner	$5,951	$(2,167)

Net income (loss) per BAC	$.23	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2010	2009

Income
Interest income	$532	$95
Other income	114,766	801

	115,298	896

Share of income (loss) from Operating Partnerships (Note D)	683,819	-

Expenses
Professional fees	25,141	24,321
Fund management fee (Note C)	107,640	164,884
Amortization	-	-
General and administrative expenses	20,278	20,043

	153,059	209,248

NET INCOME (LOSS)	$646,058	$(208,352)

Net income (loss) allocated to assignees	$639,597	$(206,268)

Net income (loss) allocated to general partner	$6,461	$(2,084)

Net income (loss) per BAC	$.19	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2010	2009

Income
Interest income	$1,043	$76
Other income	74,950	58,407

	75,993	58,483

Share of income (loss) from Operating Partnerships (Note D)	-	78,849

Expenses
Professional fees	25,989	30,905
Fund management fee (Note C)	119,353	116,054
Amortization	-	-
General and administrative expenses	13,805	16,089

	159,147	163,048

NET INCOME (LOSS)	$(83,154)	$(25,716)

Net income (loss) allocated to assignees	$(82,322)	$(25,459)

Net income (loss) allocated to general partner	$(832)	$(257)

Net income (loss) per BAC	$(.04)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2010	2009

Income
Interest income	$2,519	$2,255
Other income	143,345	102,726

	145,864	104,981

Share of income (loss) from Operating Partnerships (Note D)	84,378	29,375

Expenses
Professional fees	23,330	27,309
Fund management fee (Note C)	122,529	111,654
Amortization	-	8,571
General and administrative expenses	15,569	18,877

	161,428	166,411

NET INCOME (LOSS)	$68,814	$(32,055)

Net income (loss) allocated to assignees	$68,126	$(31,734)

Net income (loss) allocated to general partner	$688	$(321)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2010	2009

Income
Interest income	$941	$665
Other income	14,393	34,701

	15,334	35,366

Share of income (loss) from Operating Partnerships (Note D)	1,451,966	322,081

Expenses
Professional fees	37,824	42,929
Fund management fee (Note C)	202,869	235,820
Amortization	-	25,743
General and administrative expenses	19,103	24,922

	259,796	329,414

NET INCOME (LOSS)	$1,207,504	$28,033

Net income (loss) allocated to assignees	$1,195,429	$27,753

Net income (loss) allocated to general partner	$12,075	$280

Net income (loss) per BAC	$.30	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2010	2009

Income
Interest income	$1,052	$75
Other income	11,791	165

	12,843	240

Share of income (loss) from Operating Partnerships (Note D)	(691,431)	427,746

Expenses
Professional fees	20,119	21,612
Fund management fee (Note C)	195,389	114,463
Amortization	51,369	51,369
General and administrative expenses	12,338	15,709

	279,215	203,153

NET INCOME (LOSS)	$(957,803)	$224,833

Net income (loss) allocated to assignees	$(948,225)	$222,585

Net income (loss) allocated to general partner	$(9,578)	$2,248

Net income (loss) per BAC	$(.39)	$.09

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2010	2009

Income
Interest income	$2,962	$1,688
Other income	28,868	7,741

	31,830	9,429

Share of income (loss) from Operating Partnerships (Note D)	-	(516,052)

Expenses
Professional fees	25,992	29,355
Fund management fee (Note C)	196,360	195,720
Amortization	-	-
General and administrative expenses	17,437	23,065

	239,789	248,140

NET INCOME (LOSS)	$(207,959)	$(754,763)

Net income (loss) allocated to assignees	$(205,879)	$(747,215)

Net income (loss) allocated to general partner	$(2,080)	$(7,548)

Net income (loss) per BAC	$(.05)	$(.19)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2010	2009

Income
Interest income	$1,228	$107
Other income	538	5,241

	1,766	5,348

Share of income (loss) from Operating Partnerships (Note D)	(24,395)	(213,771)

Expenses
Professional fees	26,775	34,919
Fund management fee (Note C)	216,278	198,091
Amortization	21,711	21,711
General and administrative expenses	17,587	23,724

	282,351	278,445

NET INCOME (LOSS)	$(304,980)	$(486,868)

Net income (loss) allocated to assignees	$(301,930)	$(481,999)

Net income (loss) allocated to general partner	$(3,050)	$(4,869)

Net income (loss) per BAC	$(.08)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2010	2009

Income
Interest income	$3,002	$2,941
Other income	2,535	555

	5,537	3,496

Share of income (loss) from Operating Partnerships (Note D)	68,299	(158,890)

Expenses
Professional fees	22,372	24,529
Fund management fee (Note C)	128,507	130,753
Amortization	19,707	78,255
General and administrative expenses	13,859	17,819

	184,445	251,356

NET INCOME (LOSS)	$(110,609)	$(406,750)

Net income (loss) allocated to assignees	$(109,503)	$(402,682)

Net income (loss) allocated to general partner	$(1,106)	$(4,068)

Net income (loss) per BAC	$(.04)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2010	2009

Income
Interest income	$1,721	$1,495
Other income	4,306	5,923

	6,027	7,418

Share of income (loss) from Operating Partnerships (Note D)	-	(479,918)

Expenses
Professional fees	28,221	33,355
Fund management fee (Note C)	268,113	258,055
Amortization	-	-
General and administrative expenses	17,552	25,121

	313,886	316,531

NET INCOME (LOSS)	$(307,859)	$(789,031)

Net income (loss) allocated to assignees	$(304,780)	$(781,141)

Net income (loss) allocated to general partner	$(3,079)	$(7,890)

Net income (loss) per BAC	$(.07)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2010	2009

Income
Interest income	$3,046	$2,318
Other income	6,262	26,648

	9,308	28,966

Share of income (loss) from Operating Partnerships (Note D)	38,615	(580,035)

Expenses
Professional fees	26,456	24,540
Fund management fee (Note C)	199,242	169,452
Amortization	-	98,292
General and administrative expenses	17,572	23,831

	243,270	316,115

NET INCOME (LOSS)	$(195,347)	$(867,184)

Net income (loss) allocated to assignees	$(193,394)	$(858,512)

Net income (loss) allocated to general partner	$(1,953)	$(8,672)

Net income (loss) per BAC	$(.04)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2010	2009

Income
Interest income	$1,139	$729
Other income	4,452	-

	5,591	729

Share of income (loss) from Operating Partnerships (Note D)	(90,153)	(213,833)

Expenses
Professional fees	19,564	17,694
Fund management fee (Note C)	88,760	109,086
Amortization	-	8,985
General and administrative expenses	13,810	16,432

	122,134	152,197

NET INCOME (LOSS)	$(206,696)	$(365,301)

Net income (loss) allocated to assignees	$(204,629)	$(361,648)

Net income (loss) allocated to general partner	$(2,067)	$(3,653)

Net income (loss) per BAC	$(.08)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2010	2009

Income
Interest income	$139	$25
Other income	1,539	-

	1,678	25

Share of income (loss) from Operating Partnerships (Note D)	(200,723)	(210,371)

Expenses
Professional fees	19,939	21,446
Fund management fee (Note C)	218,697	212,670
Amortization	168,282	288,330
General and administrative expenses	15,895	19,785

	422,813	542,231

NET INCOME (LOSS)	$(621,858)	$(752,577)

Net income (loss) allocated to assignees	$(615,639)	$(745,051)

Net income (loss) allocated to general partner	$(6,219)	$(7,526)

Net income (loss) per BAC	$(.17)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2010	2009

Income
Interest income	$635	$115
Other income	4,094	-

	4,729	115

Share of income (loss) from Operating Partnerships (Note D)	(443,503)	(444,748)

Expenses
Professional fees	17,914	19,010
Fund management fee (Note C)	171,270	154,311
Amortization	54,216	54,216
General and administrative expenses	15,425	19,249

	258,825	246,786

NET INCOME (LOSS)	$(697,599)	$(691,419)

Net income (loss) allocated to assignees	$(690,623)	$(684,505)

Net income (loss) allocated to general partner	$(6,976)	$(6,914)

Net income (loss) per BAC	$(.21)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2010	2009

Income
Interest income	$514	$92
Other income	-	1,550

	514	1,642

Share of income (loss) from Operating Partnerships (Note D)	(138,224)	(327,695)

Expenses
Professional fees	18,184	18,459
Fund management fee (Note C)	116,648	100,733
Amortization	-	22,380
General and administrative expenses	13,021	15,031

	147,853	156,603

NET INCOME (LOSS)	$(285,563)	$(482,656)

Net income (loss) allocated to assignees	$(282,707)	$(477,829)

Net income (loss) allocated to general partner	$(2,856)	$(4,827)

Net income (loss) per BAC	$(.13)	$(.23)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2010	2009

Income
Interest income	$2,838	$2,311
Other income	-	-

	2,838	2,311

Share of income (loss) from Operating Partnerships (Note D)	(222,977)	(453,536)

Expenses
Professional fees	14,901	15,416
Fund management fee (Note C)	133,148	131,717
Amortization	88,686	88,686
General and administrative expenses	13,726	18,967

	250,461	254,786

NET INCOME (LOSS)	$(470,600)	$(706,011)

Net income (loss) allocated to assignees	$(465,894)	$(698,951)

Net income (loss) allocated to general partner	$(4,706)	$(7,060)

Net income (loss) per BAC	$(.19)	$(.28)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2010	2009

Income
Interest income	$699	$472
Other income	-	-

	699	472

Share of income (loss) from Operating Partnerships (Note D)	(413,135)	(456,813)

Expenses
Professional fees	17,874	17,970
Fund management fee (Note C)	115,465	98,364
Amortization	10,470	19,665
General and administrative expenses	14,295	19,756

	158,104	155,755

NET INCOME (LOSS)	$(570,540)	$(612,096)

Net income (loss) allocated to assignees	$(564,835)	$(605,975)

Net income (loss) allocated to general partner	$(5,705)	$(6,121)

Net income (loss) per BAC	$(.22)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2010	2009

Income
Interest income	$2,096	$579
Other income	-	-

	2,096	579

Share of income (loss) from Operating Partnerships (Note D)	(495,831)	(495,882)

Expenses
Professional fees	17,228	17,068
Fund management fee (Note C)	84,200	92,400
Amortization	8,337	16,554
General and administrative expenses	13,331	18,290

	123,096	144,312

NET INCOME (LOSS)	$(616,831)	$(639,615)

Net income (loss) allocated to assignees	$(610,663)	$(633,219)

Net income (loss) allocated to general partner	$(6,168)	$(6,396)

Net income (loss) per BAC	$(.27)	$(.28)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2010	2009

Income
Interest income	$496	$90
Other income	-	-

	496	90

Share of income (loss) from Operating Partnerships (Note D)	(261,022)	(585,206)

Expenses
Professional fees	23,623	22,855
Fund management fee (Note C)	143,707	143,032
Amortization	39,777	39,777
General and administrative expenses	14,918	20,195

	222,025	225,859

NET INCOME (LOSS)	$(482,551)	$(810,975)

Net income (loss) allocated to assignees	$(477,725)	$(802,865)

Net income (loss) allocated to general partner	$(4,826)	$(8,110)

Net income (loss) per BAC	$(.18)	$(.31)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2010	2009

Income
Interest income	$1,019	$69
Other income	32,502	29,378

	33,521	29,447

Share of income (loss) from Operating Partnerships (Note D)	(65,987)	(473,171)

Expenses
Professional fees	26,152	26,884
Fund management fee (Note C)	134,708	155,711
Amortization	166,884	212,073
General and administrative expenses	17,024	23,072

	344,768	417,740

NET INCOME (LOSS)	$(377,234)	$(861,464)

Net income (loss) allocated to assignees	$(373,462)	$(852,849)

Net income (loss) allocated to general partner	$(3,772)	$(8,615)

Net income (loss) per BAC	$(.13)	$(.29)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2010	2009

Income
Interest income	$7,367	$988
Other income	218	783

	7,585	1,771

Share of income (loss) from Operating Partnerships (Note D)	(154,466)	(739,823)

Expenses
Professional fees	31,493	28,221
Fund management fee (Note C)	82,316	166,308
Amortization	74,538	96,549
General and administrative expenses	17,657	23,359

	206,004	314,437

NET INCOME (LOSS)	$(352,885)	$(1,052,489)

Net income (loss) allocated to assignees	$(349,356)	$(1,041,964)

Net income (loss) allocated to general partner	$(3,529)	$(10,525)

Net income (loss) per BAC	$(.13)	$(.38)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2010	2009

Income
Interest income	$1,529	$772
Other income	25	-

	1,554	772

Share of income (loss) from Operating Partnerships (Note D)	(419,403)	(566,949)

Expenses
Professional fees	34,513	30,200
Fund management fee (Note C)	116,692	222,095
Amortization	185,812	217,303
General and administrative expenses	18,626	25,179

	355,643	494,777

NET INCOME (LOSS)	$(773,492)	$(1,060,954)

Net income (loss) allocated to assignees	$(765,757)	$(1,050,344)

Net income (loss) allocated to general partner	$(7,735)	$(10,610)

Net income (loss) per BAC	$(.21)	$(.29)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2010	2009

Income
Interest income	$77,371	$2,001
Other income	25	-

	77,396	2,001

Share of income (loss) from Operating Partnerships (Note D)	(665,717)	(713,287)

Expenses
Professional fees	30,038	17,716
Fund management fee (Note C)	198,525	182,940
Amortization	213,185	220,600
General and administrative expenses	15,178	20,914

	456,926	442,170

NET INCOME (LOSS)	$(1,045,247)	$(1,153,456)

Net income (loss) allocated to assignees	$(1,034,795)	$(1,141,921)

Net income (loss) allocated to general partner	$(10,452)	$(11,535)

Net income (loss) per BAC	$(.38)	$(.42)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2010	2009

Income
Interest income	$2,994	$1,570
Other income	26	-

	3,020	1,570

Share of income (loss) from Operating Partnerships (Note D)	(967,606)	(1,080,814)

Expenses
Professional fees	34,657	41,714
Fund management fee (Note C)	264,654	254,909
Amortization	204,819	216,078
General and administrative expenses	20,912	27,682

	525,042	540,383

NET INCOME (LOSS)	$(1,489,628)	$(1,619,627)

Net income (loss) allocated to assignees	$(1,474,732)	$(1,603,431)

Net income (loss) allocated to general partner	$(14,896)	$(16,196)

Net income (loss) per BAC	$(.37)	$(.40)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2010	2009

Income
Interest income	$3,392	$1,107
Other income	135	-

	3,527	1,107

Share of income (loss) from Operating Partnerships (Note D)	(490,673)	(433,352)

Expenses
Professional fees	22,906	23,975
Fund management fee (Note C)	165,166	182,539
Amortization	32,172	71,381
General and administrative expenses	16,960	22,339

	237,204	300,234

NET INCOME (LOSS)	$(724,350)	$(732,479)

Net income (loss) allocated to assignees	$(717,107)	$(725,154)

Net income (loss) allocated to general partner	$(7,243)	$(7,325)

Net income (loss) per BAC	$(.24)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2010	$49,066,354	$(6,742,987)	$42,323,367

Net income (loss)	(7,427,576)	(75,026)	(7,502,602)

Partners' capital (deficit), December 31, 2010	$41,638,778	$(6,818,013)	$34,820,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2010	$(2,909,001)	$(340,749)	$(3,249,750)

Net income (loss)	829,524	8,379	837,903

Partners' capital (deficit), December 31, 2010	$(2,079,477)	$(332,370)	$(2,411,847)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2010	$(1,069,536)	$(174,390)	$(1,243,926)

Net income (loss)	24,511	248	24,759

Partners' capital (deficit), December 31, 2010	$(1,045,025)	$(174,142)	$(1,219,167)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2010	$(2,968,555)	$(251,281)	$(3,219,836)

Net income (loss)	589,194	5,951	595,145

Partners' capital (deficit), December 31, 2010	$(2,379,361)	$(245,330)	$(2,624,691)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2010	$(2,435,304)	$(312,323)	$(2,747,627)

Net income (loss)	639,597	6,461	646,058

Partners' capital (deficit), December 31, 2010	$(1,795,707)	$(305,862)	$(2,101,569)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2010	$(2,102,246)	$(208,404)	$(2,310,650)

Net income (loss)	(82,322)	(832)	(83,154)

Partners' capital (deficit), December 31, 2010	$(2,184,568)	$(209,236)	$(2,393,804)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2010	$(1,818,771)	$(278,416)	$(2,097,187)

Net income (loss)	68,126	688	68,814

Partners' capital (deficit), December 31, 2010	$(1,750,645)	$(277,728)	$(2,028,373)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2010	$(2,633,262)	$(370,289)	$(3,003,551)

Net income (loss)	1,195,429	12,075	1,207,504

Partners' capital (deficit), December 31, 2010	$(1,437,833)	$(358,214)	$(1,796,047)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2010	$(279,884)	$(211,360)	$(491,244)

Net income (loss)	(948,225)	(9,578)	(957,803)

Partners' capital (deficit), December 31, 2010	$(1,228,109)	$(220,938)	$(1,449,047)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2010	$(468,538)	$(351,953)	$(820,491)

Net income (loss)	(205,879)	(2,080)	(207,959)

Partners' capital (deficit), December 31, 2010	$(674,417)	$(354,033)	$(1,028,450)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2010	$(1,952,480)	$(361,790)	$(2,314,270)

Net income (loss)	(301,930)	(3,050)	(304,980)

Partners' capital (deficit), December 31, 2010	$(2,254,410)	$(364,840)	$(2,619,250)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2010	$(707,875)	$(236,500)	$(944,375)

Net income (loss)	(109,503)	(1,106)	(110,609)

Partners' capital (deficit), December 31, 2010	$(817,378)	$(237,606)	$(1,054,984)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2010	$(1,417,532)	$(397,408)	$(1,814,940)

Net income (loss)	(304,780)	(3,079)	(307,859)

Partners' capital (deficit), December 31, 2010	$(1,722,312)	$(400,487)	$(2,122,799)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2010	$(1,186,111)	$(422,447)	$(1,608,558)

Net income (loss)	(193,394)	(1,953)	(195,347)

Partners' capital (deficit), December 31, 2010	$(1,379,505)	$(424,400)	$(1,803,905)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2010	$(992,283)	$(238,084)	$(1,230,367)

Net income (loss)	(204,629)	(2,067)	(206,696)

Partners' capital (deficit), December 31, 2010	$(1,196,912)	$(240,151)	$(1,437,063)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2010	$(1,641,611)	$(320,007)	$(1,961,618)

Net income (loss)	(615,639)	(6,219)	(621,858)

Partners' capital (deficit), December 31, 2010	$(2,257,250)	$(326,226)	$(2,583,476)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2010	$1,801,481	$(266,677)	$1,534,804

Net income (loss)	(690,623)	(6,976)	(697,599)

Partners' capital (deficit), December 31, 2010	$1,110,858	$(273,653)	$837,205

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2010	$457,246	$(175,849)	$281,397

Net income (loss)	(282,707)	(2,856)	(285,563)

Partners' capital (deficit), December 31, 2010	$174,539	$(178,705)	$(4,166)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2010	$709,119	$(210,578)	$498,541

Net income (loss)	(465,894)	(4,706)	(470,600)

Partners' capital (deficit), December 31, 2010	$243,225	$(215,284)	$27,941

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2010	$2,974,995	$(190,439)	$2,784,556

Net income (loss)	(564,835)	(5,705)	(570,540)

Partners' capital (deficit), December 31, 2010	$2,410,160	$(196,144)	$2,214,016

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2010	$3,301,130	$(165,081)	$3,136,049

Net income (loss)	(610,663)	(6,168)	(616,831)

Partners' capital (deficit), December 31, 2010	$2,690,467	$(171,249)	$2,519,218

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2010	$3,337,000	$(193,508)	$3,143,492

Net income (loss)	(477,725)	(4,826)	(482,551)

Partners' capital (deficit), December 31, 2010	$2,859,275	$(198,334)	$2,660,941

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2010	$3,304,101	$(218,311)	$3,085,790

Net income (loss)	(373,462)	(3,772)	(377,234)

Partners' capital (deficit), December 31, 2010	$2,930,639	$(222,083)	$2,708,556

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2010	$5,484,551	$(187,973)	$5,296,578

Net income (loss)	(349,356)	(3,529)	(352,885)

Partners' capital (deficit), December 31, 2010	$5,135,195	$(191,502)	$4,943,693

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2010	$9,915,867	$(224,609)	$9,691,258

Net income (loss)	(765,757)	(7,735)	(773,492)

Partners' capital (deficit), December 31, 2010	$9,150,110	$(232,344)	$8,917,766

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2010
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2010	$9,579,993	$(143,080)	$9,436,913

Net income (loss)	(1,034,795)	(10,452)	(1,045,247)

Partners' capital (deficit), December 31, 2010	$8,545,198	$(153,532)	$8,391,666

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2010	$17,982,971	$(175,588)	$17,807,383

Net income (loss)	(1,474,732)	(14,896)	(1,489,628)

Partners' capital (deficit), December 31, 2010	$16,508,239	$(190,484)	$16,317,755

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2010	$14,800,889	$(115,893)	$14,684,996

Net income (loss)	(717,107)	(7,243)	(724,350)

Partners' capital (deficit), December 31, 2010	$14,083,782	$(123,136)	$13,960,646

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(7,502,602)	$(14,720,094)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	1,339,965	1,856,518
Distributions from Operating Partnerships	142,886	344,942
Share of (Income) Loss from Operating Partnerships	1,717,287	7,665,895
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	177,967	-
Decrease (Increase) in other assets	(165,855)	251,538
(Decrease) Increase in accounts payable affiliates	3,226,303	3,232,090

Net cash (used in) provided by operating activities	(1,064,049)	(1,369,111)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(250,901)	-
Proceeds from the disposition of Operating Partnerships	6,711,692	835,763

Net cash (used in) provided by investing activities	6,460,791	835,763

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,396,742	(533,348)

Cash and cash equivalents, beginning	6,498,869	6,181,988

Cash and cash equivalents, ending	$11,895,611	$5,648,640

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$566,229	$250,000

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$18,818	$41,331

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$8,915	$16,888

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2010	2009

Cash flows from operating activities:

Net income (loss)	$837,903	$(191,896)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(921,489)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,876	-
Decrease (Increase) in other assets	2,633	(40,624)
(Decrease) Increase in accounts payable affiliates	(789,490)	203,314

Net cash (used in) provided by operating activities	(849,567)	(29,206)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	921,489	-

Net cash (used in) provided by investing activities	921,489	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,922	(29,206)

Cash and cash equivalents, beginning	187,333	174,531

Cash and cash equivalents, ending	$259,255	$145,325

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2010	2009

Cash flows from operating activities:
Net income (loss)	$24,759	$547,494
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	1
Share of (Income) Loss from Operating Partnerships	(25,729)	(620,200)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,020	-
Decrease (Increase) in other assets	-	88,577
(Decrease) Increase in accounts payable affiliates	43,282	(491,545)

Net cash (used in) provided by operating activities	50,332	(475,673)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	25,729	718,078

Net cash (used in) provided by investing activities	25,729	718,078

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	76,061	242,405

Cash and cash equivalents, beginning	287,156	15,500

Cash and cash equivalents, ending	$363,217	$257,905

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2010	2009

Cash flows from operating activities:

Net income (loss)	$595,145	$(216,720)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(753,664)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,501	-
Decrease (Increase) in other assets	2,500	(2,500)
(Decrease) Increase in accounts payable affiliates	158,337	202,557

Net cash (used in) provided by operating activities	14,819	(16,663)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	753,664	-

Net cash (used in) provided by investing activities	753,664	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	768,483	(16,663)

Cash and cash equivalents, beginning	150,885	77,660

Cash and cash equivalents, ending	$919,368	$60,997

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2010	2009

Cash flows from operating activities:

Net income (loss)	$646,058	$(208,352)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(683,819)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	19,835	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	136,475	192,044

Net cash (used in) provided by operating activities	118,549	(16,308)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	683,819	-

Net cash (used in) provided by investing activities	683,819	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	802,368	(16,308)

Cash and cash equivalents, beginning	96,567	34,902

Cash and cash equivalents, ending	$898,935	$18,594

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(83,154)	$(25,716)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(78,849)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,425	78,450

Net cash (used in) provided by operating activities	(49,729)	(26,115)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	78,849

Net cash (used in) provided by investing activities	-	78,849

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,729)	52,734

Cash and cash equivalents, beginning	247,141	119,321

Cash and cash equivalents, ending	$197,412	$172,055

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2010	2009

Cash flows from operating activities:

Net income (loss)	$68,814	$(32,055)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	8,571
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(84,378)	(29,375)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	24,408	-
Decrease (Increase) in other assets	-	(1,250)
(Decrease) Increase in accounts payable affiliates	63,057	76,779

Net cash (used in) provided by operating activities	71,901	22,670

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	84,378	38,836

Net cash (used in) provided by investing activities	84,378	38,836

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	156,279	61,506

Cash and cash equivalents, beginning	256,530	166,596

Cash and cash equivalents, ending	$412,809	$228,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2010	2009

Cash flows from operating activities:

Net income (loss)	$1,207,504	$28,033
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	25,743
Distributions from Operating Partnerships	-	42,405
Share of (Income) Loss from Operating Partnerships	(1,451,966)	(322,081)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	30,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	258,583	114,412

Net cash (used in) provided by operating activities	44,121	(111,488)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,451,966	-

Net cash (used in) provided by investing activities	1,451,966	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,496,087	(111,488)

Cash and cash equivalents, beginning	312,412	366,614

Cash and cash equivalents, ending	$1,808,499	$255,126

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(957,803)	$224,833
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	51,369	51,369
Distributions from Operating Partnerships	100	58,048
Share of (Income) Loss from Operating Partnerships	691,431	(427,746)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	-
Decrease (Increase) in other assets	-	(13,574)
(Decrease) Increase in accounts payable affiliates	186,404	246,163

Net cash (used in) provided by operating activities	(18,499)	139,093

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,638,582	-

Net cash (used in) provided by investing activities	1,638,582	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,620,083	139,093

Cash and cash equivalents, beginning	273,885	109,954

Cash and cash equivalents, ending	$1,893,968	$249,047

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$41,331

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$16,888

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(207,959)	$(754,763)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	49,619
Share of (Income) Loss from Operating Partnerships	-	516,052
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(3,550)
(Decrease) Increase in accounts payable affiliates	200,587	225,587

Net cash (used in) provided by operating activities	(7,372)	32,945

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,372)	32,945

Cash and cash equivalents, beginning	262,507	192,128

Cash and cash equivalents, ending	$255,135	$225,073

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(304,980)	$(486,868)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	21,711	21,711
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	24,395	213,771
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	248,553	248,553

Net cash (used in) provided by operating activities	(10,321)	(2,833)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,321)	(2,833)

Cash and cash equivalents, beginning	206,375	137,986

Cash and cash equivalents, ending	$196,054	$135,153

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(110,609)	$(406,750)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	19,707	78,255
Distributions from Operating Partnerships	-	29,702
Share of (Income) Loss from Operating Partnerships	(68,299)	158,890
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	139,628	139,628

Net cash (used in) provided by operating activities	(9,573)	(275)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	151,341	-

Net cash (used in) provided by investing activities	151,341	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,768	(275)

Cash and cash equivalents, beginning	280,327	264,094

Cash and cash equivalents, ending	$422,095	$263,819

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(307,859)	$(789,031)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	476
Share of (Income) Loss from Operating Partnerships	-	479,918
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	273,114	273,114

Net cash (used in) provided by operating activities	(34,745)	(35,523)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,745)	(35,523)

Cash and cash equivalents, beginning	166,800	182,803

Cash and cash equivalents, ending	$132,055	$147,280

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(195,347)	$(867,184)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	98,292
Distributions from Operating Partnerships	-	2,984
Share of (Income) Loss from Operating Partnerships	(38,615)	580,035
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	-
Decrease (Increase) in other assets	-	(9,962)
(Decrease) Increase in accounts payable affiliates	218,916	239,045

Net cash (used in) provided by operating activities	(46)	43,210

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	559,998	-

Net cash (used in) provided by investing activities	559,998	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	559,952	43,210

Cash and cash equivalents, beginning	340,581	237,567

Cash and cash equivalents, ending	$900,533	$280,777

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$125,000

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(206,696)	$(365,301)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	8,985
Distributions from Operating Partnerships	-	7,370
Share of (Income) Loss from Operating Partnerships	90,153	213,833
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	18,403	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	110,370	135,203

Net cash (used in) provided by operating activities	12,230	90

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	60,000	-

Net cash (used in) provided by investing activities	60,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,230	90

Cash and cash equivalents, beginning	184,115	179,652

Cash and cash equivalents, ending	$256,345	$179,742

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$125,000

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(621,858)	$(752,577)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	168,282	288,330
Distributions from Operating Partnerships	-	1,539
Share of (Income) Loss from Operating Partnerships	200,723	210,371
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	232,749	232,099

Net cash (used in) provided by operating activities	(20,104)	(20,238)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,104)	(20,238)

Cash and cash equivalents, beginning	74,138	72,369

Cash and cash equivalents, ending	$54,034	$52,131

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(697,599)	$(691,419)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	54,216	54,216
Distributions from Operating Partnerships	-	6,459
Share of (Income) Loss from Operating Partnerships	443,503	444,748
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	171,270	171,270

	-	-
Net cash (used in) provided by operating activities	(28,610)	(14,726)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,610)	(14,726)

Cash and cash equivalents, beginning	127,244	118,051

Cash and cash equivalents, ending	$98,634	$103,325

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(285,563)	$(482,656)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	22,380
Distributions from Operating Partnerships	13,640	17,516
Share of (Income) Loss from Operating Partnerships	138,224	327,695
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	126,471	130,856

Net cash (used in) provided by operating activities	(7,228)	15,791

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,228)	15,791

Cash and cash equivalents, beginning	142,855	101,615

Cash and cash equivalents, ending	$135,627	$117,406

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(470,600)	$(706,011)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	88,686	88,686
Distributions from Operating Partnerships	47,169	45,997
Share of (Income) Loss from Operating Partnerships	222,977	453,536
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,648	153,648

Net cash (used in) provided by operating activities	41,880	35,856

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,880	35,856

Cash and cash equivalents, beginning	309,745	272,497

Cash and cash equivalents, ending	$351,625	$308,353

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(570,540)	$(612,096)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	10,470	19,665
Distributions from Operating Partnerships	25,239	31,381
Share of (Income) Loss from Operating Partnerships	413,135	456,813
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	123,300	23,300

	-	-
Net cash (used in) provided by operating activities	1,604	(80,937)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,604	(80,937)

Cash and cash equivalents, beginning	209,324	261,393

Cash and cash equivalents, ending	$210,928	$180,456

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(616,831)	$(639,615)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	8,337	16,554
Distributions from Operating Partnerships	12,754	6,418
Share of (Income) Loss from Operating Partnerships	495,831	495,882
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,600	52,600

Net cash (used in) provided by operating activities	2,691	(68,161)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,691	(68,161)

Cash and cash equivalents, beginning	183,296	239,921

Cash and cash equivalents, ending	$185,987	$171,760

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(482,551)	$(810,975)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	39,777	39,777
Distributions from Operating Partnerships	475	450
Share of (Income) Loss from Operating Partnerships	261,022	585,206
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	161,995	164,788

	-	-
Net cash (used in) provided by operating activities	(19,282)	(20,754)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,282)	(20,754)

Cash and cash equivalents, beginning	120,514	127,519

Cash and cash equivalents, ending	$101,232	$106,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(377,234)	$(861,464)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	166,884	212,073
Distributions from Operating Partnerships	7,259	5,176
Share of (Income) Loss from Operating Partnerships	65,987	473,171
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,924	-
Decrease (Increase) in other assets	834	(835)
(Decrease) Increase in accounts payable affiliates	(119,988)	200,937

Net cash (used in) provided by operating activities	(247,334)	29,058

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	380,726	-

Net cash (used in) provided by investing activities	380,726	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	133,392	29,058

Cash and cash equivalents, beginning	78,660	40,375

Cash and cash equivalents, ending	$212,052	$69,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(352,885)	$(1,052,489)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	74,538	96,549
Distributions from Operating Partnerships	1,005	150
Share of (Income) Loss from Operating Partnerships	154,466	739,823
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	117,628
(Decrease) Increase in accounts payable affiliates	187,335	88,606

Net cash (used in) provided by operating activities	64,459	(9,733)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(100,361)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(100,361)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,902)	(9,733)

Cash and cash equivalents, beginning	348,800	359,855

Cash and cash equivalents, ending	$312,898	$350,122

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$182,999	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(773,492)	$(1,060,954)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	185,812	217,303
Distributions from Operating Partnerships	3,342	1,863
Share of (Income) Loss from Operating Partnerships	419,403	566,949
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(85,806)	117,628
(Decrease) Increase in accounts payable affiliates	230,085	205,085

Net cash (used in) provided by operating activities	(20,656)	47,874

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,656)	47,874

Cash and cash equivalents, beginning	256,265	185,952

Cash and cash equivalents, ending	$235,609	$233,826

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$186,626	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(1,045,247)	$(1,153,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	213,185	220,600
Distributions from Operating Partnerships	5,728	4,131
Share of (Income) Loss from Operating Partnerships	665,717	713,287
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(104,834)	-
(Decrease) Increase in accounts payable affiliates	213,528	13,528

Net cash (used in) provided by operating activities	(51,923)	(201,910)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(139,317)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(139,317)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(191,240)	(201,910)

Cash and cash equivalents, beginning	590,586	791,833

Cash and cash equivalents, ending	$399,346	$589,923

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$196,604	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(1,489,628)	$(1,619,627)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	204,819	216,078
Distributions from Operating Partnerships	22,953	30,537
Share of (Income) Loss from Operating Partnerships	967,606	1,080,814
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	174,923	(75,077)

Net cash (used in) provided by operating activities	(119,327)	(367,275)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,327)	(367,275)

Cash and cash equivalents, beginning	537,189	871,105

Cash and cash equivalents, ending	$417,862	$503,830

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2010	2009

Cash flows from operating activities:

Net income (loss)	$(724,350)	$(732,479)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	32,172	71,381
Distributions from Operating Partnerships	3,222	2,720
Share of (Income) Loss from Operating Partnerships	490,673	433,352
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	18,818	-
(Decrease) Increase in accounts payable affiliates	187,146	(12,854)

Net cash (used in) provided by operating activities	7,681	(237,880)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(11,223)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(11,223)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,542)	(237,880)

Cash and cash equivalents, beginning	267,639	480,195

Cash and cash equivalents, ending	$264,097	$242,315

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2010	2009

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$18,818	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$8,915	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2010
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
December 31, 2010
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2010, and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2010
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2010 and 2009, an impairment loss of $1,810,230 and $16,813,106, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-7 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2010 and 2009 is as follows:

	2010	2009
Series 25	$ -	$ 8,571
Series 26	-	25,743
Series 27	114,436	198,512
Series 29	50,661	54,683
Series 30	19,707	78,255
Series 32	-	98,292
Series 33	-	8,985
Series 34	168,282	716,286
Series 35	126,504	54,216
Series 36	-	22,380
Series 37	206,934	88,686
Series 38	10,470	19,665
Series 39	8,337	16,554
Series 40	92,813	39,777
Series 41	166,884	212,073
Series 42	74,538	96,549
Series 43	172,389	203,880
Series 44	494,899	744,973
Series 45	204,819	216,078
Series 46	32,172	59,946
	$1,943,845	$2,964,104

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

Accumulated amortization for capitalized interest by Series as of December 31, 2010 and 2009 is as follows:

	2010	2009
Series 27	$12,506	$ 9,406
Series 34	-	9,638
Series 44	3,521	2,338
	$16,027	$21,382

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2010 and 2009, are as follows:
	2010	2009
Series 20	$ 52,749	$ 84,438
Series 21	30,282	35,034
Series 22	49,761	63,648
Series 23	42,519	60,066
Series 24	44,475	48,366
Series 25	53,851	57,771
Series 26	102,861	102,861
Series 27	78,801	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	46,542	46,542
Series 31	91,038	91,038
Series 32	72,222	78,060
Series 33	34,005	39,843
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	61,708
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,636,400	$1,725,953

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2010 and 2009 are as follows:
	2010	2009
Series 20	$ 965,000	$ 50,000
Series 21	50,000	600,000
Series 24	100,000	75,000
Series 25	100,000	100,000
Series 26	50,000	200,000
Series 27	50,000	-
Series 28	50,000	25,000
Series 38	-	100,000
Series 39	-	50,000
Series 41	300,000	-
Series 42	-	100,000
Series 43	-	25,000
Series 44	-	200,000
Series 45	100,000	350,000
Series 46	-	200,000
	$1,765,000	$2,075,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2010 and 2009, the Fund has limited partnership interests in 471 and 502 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2010 and 2009 are as follows:
	2010	2009
Series 20	18	22
Series 21	9	12
Series 22	22	29
Series 23	17	22
Series 24	20	22
Series 25	18	20
Series 26	40	43
Series 27	15	16
Series 28	26	26
Series 29	21	21
Series 30	17	18
Series 31	26	26
Series 32	15	16
Series 33	9	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	21

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 42	22	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	471	502

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2010 and 2009 are as follows:
	2010	2009
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	22,861	22,861
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	169,577	452,937
Series 43	121,112	307,738
Series 44	254,640	590,561
Series 45	16,724	16,724
Series 46	-	20,138
	$1,254,966	$2,081,011

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2010 the Fund disposed of twenty Operating Partnerships. A summary of the dispositions by Series for December 31, 2010 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	3	-	$921,489	$921,489
Series 21	-	1	25,729	25,729
Series 22	3	-	753,664	753,664
Series 23	3	-	683,819	683,819
Series 25	1	1	84,378	84,378
Series 26	3	-	1,451,966	1,451,966
Series 27	1	-	1,638,582	(682,853)
Series 30	1	-	151,341	151,341
Series 32*	1	-	559,998	559,998
Series 33	1	-	60,000	60,000
Series 41	1	-	380,726	380,726

Total	18	2	$6,711,692	$4,390,257

* Series 32 sold its membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2010.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

	2010	2009

Revenues
Rental	$ 118,116,576	$ 122,718,861
Interest and other	3,985,843	4,906,661
	122,102,419	127,625,522

Expenses
Interest	26,248,137	29,208,566
Depreciation and amortization	35,288,238	37,202,720
Operating expenses	76,602,694	79,990,362
	138,139,069	146,401,648

NET INCOME (LOSS)	$(16,036,650)	$(18,776,126)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(15,876,285)	$(18,588,362)

Net income (loss) allocated to other Partners	$ (160,365)	$ (187,764)

* Amounts include $(9,768,741) and $(10,184,582) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2010	2009
Revenues
Rental	$ 4,838,266	$ 7,245,295
Interest and other	222,591	412,330
	5,060,857	7,657,625

Expenses
Interest	987,738	1,863,937
Depreciation and amortization	1,265,173	1,777,756
Operating expenses	3,783,567	4,798,484
	6,036,478	8,440,177

NET INCOME (LOSS)	$ (975,621)	$ (782,552)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (965,865)	$ (774,726)

Net income (loss) allocated to other Partners	$ (9,756)	$ (7,826)

* Amounts include $(965,865) and $(774,726) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2010	2009
Revenues
Rental	$ 2,069,414	$ 2,567,011
Interest and other	39,861	65,417
	2,109,275	2,632,428

Expenses
Interest	624,195	733,091
Depreciation and amortization	451,813	585,303
Operating expenses	1,138,944	1,557,778
	2,214,952	2,876,172

NET INCOME (LOSS)	$ (105,677)	$ (243,744)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (104,620)	$ (241,307)

Net income (loss) allocated to other Partners	$ (1,057)	$ (2,437)

* Amounts include $(104,620) and $(241,307) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2010	2009
Revenues
Rental	$ 3,578,592	$ 4,401,225
Interest and other	229,459	273,441
	3,808,051	4,674,666

Expenses
Interest	674,141	887,479
Depreciation and amortization	1,079,369	1,316,711
Operating expenses	2,648,069	3,352,963
	4,401,579	5,557,153

NET INCOME (LOSS)	$ (593,528)	$ (882,487)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (587,593)	$ (873,662)

Net income (loss) allocated to other Partners	$ (5,935)	$ (8,825)

* Amounts include $(587,593) and $(873,662) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2010	2009
Revenues
Rental	$ 3,755,104	$ 4,906,710
Interest and other	230,055	264,719
	3,985,159	5,171,429

Expenses
Interest	776,972	1,194,048
Depreciation and amortization	944,590	1,212,490
Operating expenses	2,698,743	3,573,784
	4,420,305	5,980,322

NET INCOME (LOSS)	$ (435,146)	$ (808,893)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (430,794)	$ (800,803)

Net income (loss) allocated to other Partners	$ (4,352)	$ (8,090)

* Amounts include $(430,794) and $(800,803) for 2010 and 2009, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2010	2009
Revenues
Rental	$ 3,774,156	$ 3,838,032
Interest and other	66,516	72,930
	3,840,672	3,910,962

Expenses
Interest	808,454	905,154
Depreciation and amortization	1,125,308	1,219,446
Operating expenses	2,309,883	2,521,460
	4,243,645	4,646,060

NET INCOME (LOSS)	$ (402,973)	$ (735,098)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (398,943)	$ (727,747)

Net income (loss) allocated to other Partners	$ (4,030)	$ (7,351)

* Amounts include $(398,943) and $(727,747) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2010	2009
Revenues
Rental	$ 6,687,260	$ 6,993,477
Interest and other	96,862	93,145
	6,784,122	7,086,622

Expenses
Interest	1,200,903	1,415,314
Depreciation and amortization	1,365,995	1,624,452
Operating expenses	4,101,269	4,521,814
	6,668,167	7,561,580

NET INCOME (LOSS)	$ 115,955	$ (474,958)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 114,795	$ (470,208)

Net income (loss) allocated to other Partners	$ 1,160	$ (4,750)

* Amounts include $114,795 and $(460,747) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2010	2009
Revenues
Rental	$ 7,621,933	$ 8,226,830
Interest and other	296,303	304,754
	7,918,236	8,531,584

Expenses
Interest	1,415,334	1,593,025
Depreciation and amortization	1,926,216	1,971,425
Operating expenses	5,054,708	5,368,805
	8,396,258	8,933,255

NET INCOME (LOSS)	$ (478,022)	$ (401,671)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (473,242)	$ (397,654)

Net income (loss) allocated to other Partners	$ (4,780)	$ (4,017)

* Amounts include $(473,242) and $(719,735) for 2010 and 2009, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2010	2009
Revenues
Rental	$5,503,011	$ 6,110,451
Interest and other	76,458	95,346
	5,579,469	6,205,797

Expenses
Interest	1,307,400	1,576,681
Depreciation and amortization	1,198,635	1,283,967
Operating expenses	2,801,833	3,032,210
	5,307,868	5,892,858

NET INCOME (LOSS)	$ 271,601	$ 312,939

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 268,885	$ 309,810

Net income (loss) allocated to other Partners	$ 2,716	$ 3,129

* Amounts include $277,463 and $(117,936) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2010	2009
Revenues
Rental	$ 5,268,365	$ 5,079,484
Interest and other	108,500	133,306
	5,376,865	5,212,790

Expenses
Interest	1,019,438	1,026,279
Depreciation and amortization	1,658,516	1,671,937
Operating expenses	3,878,713	3,642,028
	6,556,667	6,340,244

NET INCOME (LOSS)	$(1,179,802)	$(1,127,454)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,168,004)	$(1,116,178)

Net income (loss) allocated to other Partners	$ (11,798)	$ (11,276)

* Amounts include $(1,168,004) and $(600,126) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2010	2009
Revenues
Rental	$ 5,688,045	$ 5,231,139
Interest and other	163,780	279,701
	5,851,825	5,510,840

Expenses
Interest	1,209,115	1,405,746
Depreciation and amortization	1,953,609	1,855,039
Operating expenses	3,787,691	3,789,040
	6,950,415	7,049,825

NET INCOME (LOSS)	$(1,098,590)	$(1,538,985)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,087,604)	$(1,523,595)

Net income (loss) allocated to other Partners	$ (10,986)	$ (15,390)

* Amounts include $(1,063,209) and $(1,309,824) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2010	2009
Revenues
Rental	$ 3,782,996	$ 3,874,020
Interest and other	74,679	75,753
	3,857,675	3,949,773

Expenses
Interest	623,264	646,322
Depreciation and amortization	918,764	916,802
Operating expenses	2,957,478	2,869,389
	4,499,506	4,432,513

NET INCOME (LOSS)	$ (641,831)	$ (482,740)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (635,414)	$ (477,912)

Net income (loss) allocated to other Partners	$ (6,417)	$ (4,828)

* Amounts include $(552,372) and $(319,022) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2010	2009
Revenues
Rental	$ 7,757,937	$ 7,396,103
Interest and other	221,489	288,530
	7,979,426	7,684,633

Expenses
Interest	1,410,105	1,409,946
Depreciation and amortization	2,469,896	2,316,798
Operating expenses	4,924,132	5,047,563
	8,804,133	8,774,307

NET INCOME (LOSS)	$ (824,707)	$(1,089,674)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (816,460)	$(1,078,778)

Net income (loss) allocated to other Partners	$ (8,247)	$ (10,896)

* Amounts include $(816,460) and $(598,860) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2010	2009
Revenues
Rental	$ 4,431,364	$ 4,613,845
Interest and other	149,416	202,558
	4,580,780	4,816,403

Expenses
Interest	966,521	1,097,471
Depreciation and amortization	1,726,241	1,826,482
Operating expenses	3,066,759	2,958,958
	5,759,521	5,882,911

NET INCOME (LOSS)	$(1,178,741)	$(1,066,508)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,166,954)	$(1,055,844)

Net income (loss) allocated to other Partners	$ (11,787)	$ (10,664)

* Amounts include $(645,571) and $(475,809) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2010	2009
Revenues
Rental	$ 2,126,262	$ 2,562,883
Interest and other	102,943	87,603
	2,229,205	2,650,486

Expenses
Interest	592,165	708,302
Depreciation and amortization	750,722	896,360
Operating expenses	1,345,321	1,559,809
	2,688,208	3,164,471

NET INCOME (LOSS)	$ (459,003)	$ (513,985)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (454,413)	$ (508,845)

Net income (loss) allocated to other Partners	$ (4,590)	$ (5,140)

* Amounts include $(304,260) and $(295,012) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2010	2009
Revenues
Rental	$ 4,395,979	$ 4,434,035
Interest and other	146,087	258,283
	4,542,066	4,692,318

Expenses
Interest	1,079,809	1,149,021
Depreciation and amortization	1,616,162	1,622,608
Operating expenses	2,818,958	2,682,362
	5,514,929	5,453,991

NET INCOME (LOSS)	$ (972,863)	$ (761,673)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (963,134)	$ (754,056)

Net income (loss) allocated to other Partners	$ (9,729)	$ (7,617)

* Amounts include $(762,411) and $(543,685) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 35
	2010	2009
Revenues
Rental	$ 3,482,002	$ 3,389,026
Interest and other	184,119	138,600
	3,666,121	3,527,626

Expenses
Interest	792,506	811,500
Depreciation and amortization	1,166,489	1,170,983
Operating expenses	2,412,548	2,234,549
	4,371,543	4,217,032

NET INCOME (LOSS)	$ (705,422)	$ (689,406)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (698,368)	$ (682,512)

Net income (loss) allocated to other Partners	$ (7,054)	$ (6,894)

* Amounts include $(254,865) and $(237,764) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2010	2009
Revenues
Rental	$ 2,614,079	$ 2,555,437
Interest and other	73,330	85,412
	2,687,409	2,640,849

Expenses
Interest	631,805	656,576
Depreciation and amortization	770,082	796,950
Operating expenses	1,555,119	1,555,675
	2,957,006	3,009,201

NET INCOME (LOSS)	$ (269,597)	$ (368,352)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (266,901)	$ (364,670)

Net income (loss) allocated to other Partners	$ (2,696)	$ (3,682)

* Amounts include $(128,677) and $(36,975) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2010	2009
Revenues
Rental	$ 3,438,256	$ 3,366,424
Interest and other	123,488	139,834
	3,561,744	3,506,258

Expenses
Interest	609,558	673,899
Depreciation and amortization	1,251,742	1,256,929
Operating expenses	2,459,713	2,346,756
	4,321,013	4,277,584

NET INCOME (LOSS)	$ (759,269)	$ (771,326)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (751,676)	$ (763,614)

Net income (loss) allocated to other Partners	$ (7,593)	$ (7,712)

* Amounts include $(528,699) and $(310,078) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2010	2009
Revenues
Rental	$ 2,589,059	$ 2,493,326
Interest and other	114,258	101,289
	2,703,317	2,594,615

Expenses
Interest	585,541	584,955
Depreciation and amortization	896,060	853,043
Operating expenses	1,639,023	1,618,045
	3,120,624	3,056,043

NET INCOME (LOSS)	$ (417,307)	$ (461,428)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (413,135)	$ (456,813)

Net income (loss) allocated to other Partners	$ (4,172)	$ (4,615)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2010	2009
Revenues
Rental	$ 1,860,404	$ 1,819,801
Interest and other	149,492	121,338
	2,009,896	1,941,139

Expenses
Interest	388,890	391,179
Depreciation and amortization	689,429	720,495
Operating expenses	1,432,418	1,330,355
	2,510,737	2,442,029

NET INCOME (LOSS)	$ (500,841)	$ (500,890)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (495,831)	$ (495,882)

Net income (loss) allocated to other Partners	$ (5,010)	$ (5,008)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2010	2009
Revenues
Rental	$ 2,981,886	$ 2,562,556
Interest and other	92,912	120,418
	3,074,798	2,682,974

Expenses
Interest	719,916	599,023
Depreciation and amortization	975,508	943,055
Operating expenses	1,857,238	1,732,014
	3,552,662	3,274,092

NET INCOME (LOSS)	$ (477,864)	$ (591,118)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (473,085)	$ (585,206)

Net income (loss) allocated to other Partners	$ (4,779)	$ (5,912)

* Amounts include $(212,063) and $- for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2010	2009
Revenues
Rental	$ 3,863,324	$ 3,993,178
Interest and other	99,674	153,528
	3,962,998	4,146,706

Expenses
Interest	1,099,292	1,253,043
Depreciation and amortization	1,142,026	1,245,582
Operating expenses	2,243,173	2,168,435
	4,484,491	4,667,060

NET INCOME (LOSS)	$ (521,493)	$ (520,354)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (516,278)	$ (515,150)

Net income (loss) allocated to other Partners	$ (5,215)	$ (5,204)

* Amounts include $(69,565) and $(41,979) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2010	2009
Revenues
Rental	$ 4,416,423	$ 4,295,331
Interest and other	161,863	291,531
	4,578,286	4,586,862

Expenses
Interest	1,030,530	1,074,440
Depreciation and amortization	1,268,772	1,289,992
Operating expenses	2,608,560	3,181,638
	4,907,862	5,546,070

NET INCOME (LOSS)	$ (329,576)	$ (959,208)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (326,280)	$ (949,616)

Net income (loss) allocated to other Partners	$ (3,296)	$ (9,592)

* Amounts include $(171,814) and $(209,793) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2010	2009
Revenues
Rental	$ 5,118,829	$ 4,985,945
Interest and other	158,017	180,229
	5,276,846	5,166,174

Expenses
Interest	1,086,904	1,179,999
Depreciation and amortization	1,629,994	1,756,284
Operating expenses	3,221,543	3,045,715
	5,938,441	5,981,998

NET INCOME (LOSS)	$ (661,595)	$ (815,824)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (654,980)	$ (807,666)

Net income (loss) allocated to other Partners	$ (6,615)	$ (8,158)

* Amounts include $(235,577) and $(240,717) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2010	2009
Revenues
Rental	$ 5,712,546	$ 5,401,864
Interest and other	143,683	212,297
	5,856,229	5,614,161

Expenses
Interest	1,731,710	1,519,206
Depreciation and amortization	1,801,546	1,807,940
Operating expenses	3,230,732	3,181,323
	6,763,988	6,508,469

NET INCOME (LOSS)	$ (907,759)	$ (894,308)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (898,681)	$ (885,364)

Net income (loss) allocated to other Partners	$ (9,078)	$ (8,944)

* Amounts include $(232,964) and $(172,077) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2010	2009
Revenues
Rental	$ 6,930,421	$ 6,680,038
Interest and other	246,682	298,570
	7,177,103	6,978,608

Expenses
Interest	1,756,974	1,758,300
Depreciation and amortization	2,210,227	2,306,619
Operating expenses	4,241,252	4,082,389
	8,208,453	8,147,308

NET INCOME (LOSS)	$(1,031,350)	$(1,168,700)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,021,037)	$(1,157,012)

Net income (loss) allocated to other Partners	$ (10,313)	$ (11,688)

* Amounts include $(53,431) and $(76,198) for 2010 and 2009, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2010
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2010	2009
Revenues
Rental	$ 3,830,663	$ 3,695,395
Interest and other	213,326	155,799
	4,043,989	3,851,194

Expenses
Interest	1,118,957	1,094,630
Depreciation and amortization	1,035,354	957,272
Operating expenses	2,385,307	2,237,021
	4,539,618	4,288,923

NET INCOME (LOSS)	$ (495,629)	$ (437,729)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (490,673)	$ (433,352)

Net income (loss) allocated to other Partners	$ (4,956)	$ (4,377)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2010

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2010 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into an agreement to sell the interest in three Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $1,257,361. The estimated gain on the sale of the Operating Partnerships is $1,257,361, and the sales are expected to be recognized in the fourth quarter of fiscal year 2011.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2010 were $1,636,400 and total fund management fees accrued as of December 31, 2010 were $52,630,824. During the nine months ended December 31, 2010, $1,765,000 of accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2010, an affiliate of the general partner of the Fund advanced a total of $1,799,986 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable-affiliates. During the nine months ended December 31, 2010, $40,260 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2010, are as follows:

	Current
	Year	Total

Series 21	$ -	$ 108,007
Series 22	1,646	53,627
Series 23	1,646	64,156
Series 27	-	54,128
Series 33	6,110	54,660
Series 34	12,852	75,766
Series 36	6,023	129,613
Series 38	-	69,191
Series 39	-	220,455
Series 40	11,983	337,529
Series 41	-	359,757
Series 42	-	221,615
Series 43	-	51,482
	$40,260	$1,799,986

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2010.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 6 of the Operating Partnerships and 18 remain.

Prior to the quarter ended December 31, 2010, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 5 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2010, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 7 of the Operating Partnerships and 22 remain.

During the quarter ended December 31, 2010, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 5 of the Operating Partnerships and 17 remain.

Prior to the quarter ended December 31, 2010, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 4 of the Operating Partnerships and 20 remain.

During the quarter ended December 31, 2010, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 4 of the Operating Partnerships and 18 remain.

During the quarter ended December 31, 2010, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 5 of the Operating Partnerships and 40 remain.

During the quarter ended December 31, 2010, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of December 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 1 of the Operating Partnership and 15 remain.

During the quarter ended December 31, 2010, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of December 31, 2010. Of the amount outstanding, $19,341 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2010, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2010, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of December 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 3 of the Operating Partnerships and 17 remain.

During the quarter ended December 31, 2010, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2010. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2010, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2010. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2010, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of December 31, 2010. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 1 of the Operating Partnership and 9 remain.

During the quarter ended December 31, 2010, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2010. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended December 31, 2010, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended December 31, 2010, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2010, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2010, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2010, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2010. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2010, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2010. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2010, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2010, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended December 31, 2010, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 3 Operating Partnerships in the amount of $169,577 as of December 31, 2010. Of the amount outstanding, $150,820 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $18,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2010, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of December 31, 2010. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2010, Series 44 released $139,317 of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

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

During the quarter ended December 31, 2010, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2010. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in their partnership agreement.

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

Prior to the quarter ended December 31, 2010, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2010 and 2009, the Fund held limited partnership interests in 471 and 502 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2010, are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee	9 Months Management Fee Net of Reporting Fee	9 Months Reporting Fee
Series 20	$ 35,301	$ 17,448	$ 116,576	$ 58,934
Series 21	(86,718)	117,000	(29,446)	122,728
Series 22	45,636	4,125	133,950	22,741
Series 23	39,080	3,439	107,640	27,189
Series 24	41,129	3,346	119,353	14,072
Series 25	27,119	26,732	122,529	40,528
Series 26	21,710	81,151	202,869	105,714
Series 27	58,594	20,207	195,389	41,015
Series 28	59,329	24,200	196,360	54,227
Series 29	74,726	8,125	216,278	32,275
Series 30	37,673	8,869	128,507	11,121
Series 31	97,215	(6,177)	268,113	5,001
Series 32	71,706	516	199,242	19,674
Series 33	29,005	5,000	88,760	15,500
Series 34	72,099	1,200	218,697	1,200
Series 35	57,090	-	171,270	-
Series 36	39,716	433	116,648	3,800
Series 37	51,216	-	133,148	20,500
Series 38	40,286	814	115,465	7,835
Series 39	34,200	-	84,200	18,400
Series 40	49,329	675	143,707	6,305
Series 41	53,172	6,345	134,708	45,304
Series 42	60,751	1,694	82,316	105,019
Series 43	73,580	3,115	116,692	113,393
Series 44	71,176	-	198,525	15,003
Series 45	89,274	2,367	264,654	10,269
Series 46	48,036	14,346	165,166	21,980
	$1,291,430	$344,970	$4,011,316	$939,727

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 20 reflects a net loss from Operating Partnerships of $(975,621) and $(782,552), respectively, which includes depreciation and amortization of $1,265,173 and $1,777,756, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments Limited Partnership (East Douglas Apartments) was sold through a foreclosure sale on June 30, 2010 and the title to the property was conveyed to the lender. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale the property was recorded for the year ended September 30, 2010.

Prior to foreclosure, the investment general partner concluded that the forecasted costs to maintain the property through December 31, 2010, the end of the low income housing tax credit compliance period, would be greater than the benefits associated with maintaining tax credit compliance. With the foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period, the Operating Partnership will incur tax credit recapture and interest penalty costs. These costs are estimated to be $66,799, equivalent to $17 per 1,000 BACs, when the 2010 tax return is filed. The lender assigned a receiver to the property on October 1, 2009. As of December 31, 2010, the receiver continued to manage the property for the new owner.

East Douglas had historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit-monitoring agency, the Illinois Housing Development Authority ("IHDA"), and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents. Occupancy as of June 30, 2010 averaged 77%. Average occupancy for 2009 was 86% versus 82% for 2008. Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. Through the date of the foreclosure sale on June 30, 2010, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated below breakeven in recent years through the date of the foreclosure of June 30, 2010. The Operating Partnership had previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functions as a debt service reserve, was controlled by the lender, and was only to be withdrawn from by the lender in the event of default under the loan agreement.

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

Several years ago, the operating general partner tried to improve the property's financial performance by refinancing the mortgage, but was unsuccessful. The investment general partner had attempted to find a replacement operating general partner but was also unsuccessful.

In June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender issued a default notice, started the foreclosure process and appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. During the first quarter of 2010, the senior lender denied the Operating Partnership's request to restructure the debt and decided to proceed toward foreclosure. On March 24, 2010, the court granted the lender a judgment of foreclosure. As discussed above, on June 30, 2010 the property was sold through a foreclosure sale.

2730 Lafferty Street Apartments L.P. (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts continue to be focused on local medical offices and small businesses in Pasadena, as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in special of one month free with a $100 deposit, and a resident referral program with a $300 discount, are in place. The property currently subscribes to GoSection8.com providing it access to contact information of potential residents that recently received a housing voucher. The ending occupancy for the fourth quarter of 2010 was 85%. The continued marketing efforts by management resulted in a 2010 average occupancy of 84%, a slight increase from the 2009 average. The property continued to operate below breakeven in 2010. The mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lafferty Street Apartments, L.P.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2010, the property continued to operate below breakeven due to low occupancy and high operating expenses. The Jackson, MS market is over-saturated with affordable units and the property faces competition from newer affordable communities offering more sophisticated amenities. During the fourth quarter of 2010, management focused its efforts on turning vacant units and as a result occupancy increased, closing the fourth quarter at 73% occupancy. The investment general partner met with the operating general partner in October 2010 to discuss its concerns and to determine the operating general partner's plan to improve operations. All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. Instead, those funds were reallocated to turn vacant units. The operating general partner is pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II - Series 14, Boston Capital Tax Credit Fund III - Series 17, and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer. The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively. The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership. The remaining investment limited partner interest is scheduled to be transferred in March 2011.

Floral Acres Apartments II (Floral Acres II) is a 32-unit complex located in Waggaman, LA. As of December 31, 2009, occupancy was at 94%, yet the property operated below breakeven for the year due to a large increase in operating expenses. Maintenance costs increased from $16,949 in 2008 to $87,096 in 2009. According to the operating general partner, Rural Development required significant repair work as a result of their most recent audit. Repair work included a new roof and flooring throughout the complex. All repair work was completed in the fourth quarter of 2009. Occupancy has improved to 97% as of December 31, 2010, and the property operated above breakeven for the year. The operating general partner expects continued improvement as occupancy has stabilized and maintenance expenses have corrected back to historic levels. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Floral Acres Apartments II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. Due to the fact that operations have stabilized above breakeven, the investment general partner has cease reporting for Floral Acres Apartments II effective the fourth quarter of 2010.

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

In May 2010, the investment general partner of Boston Capital Tax Credit Fund III - Series 18 and Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

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

Series 21

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 21 reflects a net loss from Operating Partnerships of $(105,677) and $(243,744), respectively, which includes depreciation and amortization of $451,813 and $585,303, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of December 31, 2010 was 97%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership as required. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2010, was 95%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY. On November 4, 2010, the property was sold to a third-party buyer for $825,000, which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. The property continued to operate below breakeven throughout 2010 due to high operating expenses and low occupancy. The property had an average occupancy rate of 77% in 2009 and operated below breakeven. Occupancy did improve during the first five months of 2010 to an average of 87%; however, it subsequently declined to average in the mid-70% range during the remainder of 2010.

The property had a history of unstable financial performance and inefficient management. These problems are compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program, the Operating Partnership experienced recapture, interest and penalties of $858,975. This represented recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return. The operating general partner worked with its attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, but upon review, Kentucky Housing denied reinstatement back into the Section 42 tax credit program.

On November 4, 2010, the property was sold to a third-party buyer for $825,000, which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees paid to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of these remaining proceeds from the transfer, $8,020 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,729 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,729 as of December 31, 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 95% as of December 31, 2010. The property's operating expenses are below the state averages. Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is an 83-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have 83 units instead of 119 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 54. The construction was completed in March 2007 and the property was fully reoccupied by the spring of 2008. However, in 2009 average occupancy dropped to an average of 85% and as a result the property was unable to breakeven. The operating general partner interests were transferred to a new operating general partner in the fourth quarter 2010, and property management duties were assumed by an affiliate of the new operating general partner. In order to improve occupancy, the new management company has begun to advertise the property, is training staff on leasing techniques, and is offering temporary rent concessions. Average occupancy in 2010 has improved to 91%. The increased occupancy has resulted in the property operating above breakeven. The mortgage, taxes, and insurance are current.

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

Series 22

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 22 reflects a net loss from Operating Partnerships of $(593,528) and $(882,487), respectively, which includes depreciation and amortization of $1,079,369 and $1,316,711, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy in 2009 averaged 85% and the property operated below breakeven due to low occupancy and high maintenance costs. Maintenance expenses were higher in 2009 due to a water sprinkler supply line being cut causing considerable damage. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. According to management, another Illinois Housing Development Authority property opened in January 2010 saturating the market with a supply of income restricted units. Despite an average occupancy of 90% in 2010, the property continues to operate below breakeven due to high maintenance costs. The mortgage, real estate taxes, and insurance payments are current. The low income tax credit compliance period expires on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2010, was 95%. Although expenses remain below the state average, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility, a rotating model unit is shown to applicants, and advertising on the Internet and in adjacent towns has increased. A site visit was completed in June 2010, and the property was found to be in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. In 2010 occupancy averaged 91% with operations close to breakeven status. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expired as of December 31, 2010.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150 and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy is 88% and the property continues to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a more strict screening process in order to mitigate evictions and unexpected move outs. The property received a one time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an agreement which granted the cable company the right to take control over the cable at the property. These funds helped offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expired as of December 31, 2010.

Richmond Hardin (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Although occupancy was low throughout the first half of 2010, occupancy dramatically increased in the second half of the year and the property ended the fourth quarter at 91% occupancy. Low average occupancy and high administrative and utility expenses caused the property to operate below breakeven through the fourth quarter. The property is not located in a densely populated area and the majority of residents are retail employees who are struggling with diminished work hours. Administrative expenses are high as management continues to increase advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials and by advertising weekly in the local and county newspapers and on Craig's List. Management is also offering resident referrals and rent concessions. Rent concessions include $105 off per month for the first lease term. Occupancy improved by the end of the fourth quarter as management implemented a creative resident retention program that provides a "menu" of improvements including "appetizers" such as low flow showerheads for residents who have lived there for one to three years, "entrees" such as carpet cleaning for residents who have lived there for four to eight years, and finally "desserts" such as flooring replacement and full paint for residents who have lived there for over eight years. This creative resident retention initiative helped to retain residents as well as update the property. Expenses were high as utility rates increased by 10% in 2010. In order to decrease expenses, the property manager is required to obtain a purchase order for all purchases, regardless of price, so the regional manager can closely monitor all purchases. The investment general partner will continue to monitor the property to ensure it operates above 88% occupancy. At that occupancy level the property should breakeven. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In August 2010, the investment general partner transferred its interest in Lost Tree Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,320,388 and cash proceeds to the investment partnership of $100,050. Of the total proceeds received, $2,875 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,950 was paid to BCAMLP for expenses related to the transfer, which included third party legal costs. The remaining proceeds of $91,225 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $91,225 as of September 30, 2010.

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

In December 2010, the investment general partner transferred its interest in Sacramento Properties Limited to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $412,797 and cash proceeds to the investment partnership of $5,001. Of the total proceeds received, $5,001 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no proceeds returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of December 31, 2010.

Series 23

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 23 reflects a net loss from Operating Partnerships of $(435,146) and $(808,893), respectively, which includes depreciation and amortization of $944,590 and $1,212,490, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. The investment general partner visited the operating general partner at his corporate office to discuss these issues. The operating general partner stated that he would need to conduct additional research to understand how these resources were deployed. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations were below breakeven for the year. The operating general partner has communicated that occupancy as of December 31, 2010 was 92%, with operations remaining below breakeven for the year. December financial reports are outstanding, but monthly reporting is current through November 2010. Tax payments dating back to the third quarter of 2010 were in arrears. However, management provided documentation to support that taxes were paid in full in January 2011. A title search performed by the investment general partner in the third quarter confirms there were no liens filed on the property through November of 2010. According to the lender no mortgage payments were made in 2010. The lender filed a Summons and Complaint on August 25, 2010, which initiated the foreclosure process. A receiver was appointed as of October 1, 2010, but has not yet been formally inserted at the property as of December 31, 2010. The operating general partner and the lender are working to come to a payment plan agreement. The lender's attorney has provided a statement summarizing requirements in order to satisfy the loan at a reduced figure versus the full amount due in May 2011, the maturity date. This figure, inclusive of all late charges, escrows and legal fees, is approximately $240,000. The operating general partner is determining a plan to either pay off the loan by or to buy the note. As of February 1, 2011, the operating general partner has not responded to inquiries regarding the loan status. The investment general partner issued a Default and Repurchase Notice on January 25, 2011, to all Class A Members. The management company was replaced on June 1, 2010, without the investment general partner's approval. The operating general partner states that as of December 31, 2010, the only capital improvement that needs to be addressed is replacing the roof. The investment general partner is planning a visit to the site in the first quarter of 2011 to discuss the action plan to bring all past due items current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the Operating Partnership.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite an average physical occupancy of 93% in 2009 and 90% in 2010, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance and bad debt. Maintenance expenses were high due to high turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced $146,810 for operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In September 2010, a buyer was identified who was willing to purchase the interests of the Operating Partnership for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. The new lender delayed the foreclosure for several weeks. On December 1, 2009, the operating general partner, investment general partner, and new lender signed an agreement to transfer the deed to the lender in lieu of foreclosure in January 2010. On January 4, 2010, the deed was transferred to the new lender. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded as of March 31, 2010. It was originally estimated that a foreclosure occurring in 2010 would result in the Operating Partnership experiencing estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs. However, the property appears to have maintained its affordable housing minimum set-aside through 2010, due to the three year vacancy decontrol rule set forth in Section 42 of the Internal Revenue Code, which prevents owners from evicting current residents for three years. The recapture costs will be based only on the units that were not occupied by income qualified residents in 2010 and will result in recapture costs lower than those stated above. This value will be determined upon receipt of all the necessary occupancy reports from the new owner, presumably in the first quarter of 2011.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility, a rotating model unit is shown to applicants, and advertising on the Internet and in adjacent towns has increased. A site visit was completed in June 2010, and the property was found to be in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. In 2010 occupancy averaged 91% with operations close to breakeven status. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expired as of December 31, 2010.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150 and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy was 88% and the property continued to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County Agencies. Management has been successful in reducing utility and maintenance expenses. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a more strict screening process in order to mitigate evictions and unexpected move outs. The property received a one time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an agreement which granted the cable company the right to take control over the cable at the property. These funds helped offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expired as of December 31, 2010.

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

Mid City Associates LP (Mid City Apartments) consists of 58 modular duplex apartments, comprising the first phase of a two-phase low income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. Located on 15 separate infill parcels, Mid-City Apartments consists of fifty-seven 2-bedroom units and one 3-bedroom unit, including three 2-bedroom apartments designed specifically for handicapped tenants. Average occupancy in 2009 was 98%. As of December 31, 2010 the property is 100% occupied with minimal bad debt and is operating above breakeven. On an annualized basis, operating expenses have decreased significantly. During November 2009 the first mortgage note in the amount of $990,000 with the New Jersey Housing and Mortgage Finance Agency matured. As of December 31, 2009 the liability was paid in full. In September 2009, the Operating Partnership began discussions with the Agency regarding the possibility of refinancing the third mortgage note, which also matured in November 2009. The process is currently ongoing with the Agency agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Barlee Properties Limited Partnership (Vinsett & Heatheridge Estates) is a 27-unit property in Van Buren, AK. Average occupancy for 2009 was strong, although operations were below breakeven. Occupancy steadily declined throughout 2010 and ended the year at 63%. The property continued to operate below breakeven in 2010. Management reports a rise in evictions for non-payment of rent as well as tenants migrating to newer tax credit developments. The local housing authority has been building larger homes with more amenities in the area, which has drawn tenants away from Barlee Properties. Management is having difficulty funding the costs associated with maintenance issues and turning units because of the declining rental revenue. Management is running advertisements to fill vacant units but does not have sufficient funds available to run an extensive marketing campaign. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Barlee Properties Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Woodland Hills Properties, A Limited Partnership (Woodland Hills Apartments) is a 10-unit property located in Roland, OK. The property's low-income housing tax credit compliance period expired on December 31, 2009. The operating general partner ceased making debt service payments and funding deficits in September 2009. On February 24, 2010, the lender declared default of the loan and began foreclosure proceedings. On July 7, 2010, a foreclosure sale was completed and title to the property was conveyed. The investment general partner was not notified of the foreclosure by the lender or operating general partner. The investment general partner is working with the operating general partner's attorney to retrieve foreclosure documentation. No proceeds were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

Village Woods Estates, L.P. is a 45-unit development of detached single-family homes in Kansas City, Kansas. The property averaged 95% occupancy in 2009, but operated below breakeven due to high maintenance costs and real estate taxes. Due to current language in the lender's loan documents, the property cannot withdraw from the replacement reserve for carpet replacement, a significant annual expense. Additionally, the property is subject to high real estate taxes of approximately $75,000, or $1,667 per unit. Due to a recent economic downturn in the area, occupancy has declined to 80% as of December 2010 and the property continues to operate below breakeven. The operating general partner expects traffic to increase in the first quarter of 2011 and occupancy to stabilize. The mortgage, real estate taxes and insurance were all current as of December 31, 2010. The low income housing tax credit compliance period expired on December 31, 2010.

Series 24

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 24 reflects a net loss from Operating Partnerships of $(402,973) and $(735,098), respectively, which includes depreciation and amortization of $1,125,308 and $1,219,446, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, Limited Partnership (Elm Street Apartments) is located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 81% in 2009 and the property operated below breakeven. Management has been working with the Department of Social Services in Westchester County through the County's shelter program. They identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into a permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy has increased to 94% as of December 2010. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the fourth quarter of 2010 are running slightly above budget and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are all current. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. A site visit conducted in the fourth quarter of 2009 confirmed that the property had good curb appeal and was well maintained. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits until the property stabilizes. The tax credit compliance period expired December 31, 2010. The investment general partner will continue to monitor this property until operations improve.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 99% in 2010. Operating expenses are high mainly due to high maintenance costs, the result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents, as only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2008, occupancy averaged 85%, and the property operated below breakeven for the year. In 2009, the property averaged 73% occupancy and operated below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Occupancy has been improving in 2010 and is 93% as of December 2010. Occupancy has averaged 92% in 2010 as compared to 73% in 2009. The improved occupancy is the result of a new community manager and a one-month free rent concession. Management continues to market the property through local media and civic organizations. The operating general partner continues to investigate the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

North Hampton Place, LP (North Hampton Place Apartments) is a 36-unit family property located in Columbia, Missouri. The property continued to operate above breakeven through the third quarter of 2010 and ended the quarter at 94% occupancy. Improved operations are the result of new management personnel. The new staff received training in leasing, marketing and resident retention, which has helped their performance. Additionally, the hours of operation for the leasing office have been increased which made it easier for potential residents to visit and helped increase occupancy. The investment general partner will continue to monitor operations and management to ensure stabile operations. The mortgage, real estate taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to North Hampton Place, LP.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances. The Department of Housing and Urban Development terminated the Housing Assistance Payment contract. The trustee for the bonds declared default under the bond documents. The operating general partner chose not to contest the City's order or HUD's contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use. The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest. The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007. In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders' trustee. As of December 2007, the bondholders' trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders' trustee attempted to market the property since late 2007, with numerous offers falling through. In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September. The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds. There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Lake Apartments Limited Partnership (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2009, the average occupancy was 90% and the property operated slightly below breakeven due to high utility expenses, high real estate taxes, and turnover related expenses. In early 2010 management made the property pet friendly, opening the door to a new resident base. Despite this adjustment and aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine, current market conditions have had an adverse effect on occupancy. There is a large supply of rental communities in the area and not enough qualified residents to fill the units. Management also states that there is a large number of voucher holders who continue to choose newer, conventional housing over older, affordable housing properties when the local Housing Authority approves the higher voucher amounts required to live at the conventional housing sites. At the close of the fourth quarter of 2010 the physical occupancy was 92% and the property was operating below breakeven. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. The property operated slightly below breakeven in 2009. Management reported that turnover decreased in 2009 and dropped precipitously in the first quarter of 2010. The property will begin to fund turnover costs from a well-funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. The property averaged 100% occupancy throughout 2010, with operations well above breakeven. In January 2010, management implemented a $100 monthly rental increase. The rent increase enabled management to significantly reduce accrued payables, decreasing them from a high of $23,721 in January 2010 to $11,181 as of November 30, 2010. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expired on December 31, 2010.

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

Series 25

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 25 reflects a net income (loss) from Operating Partnerships of $115,955 and $(474,958), respectively, which includes depreciation and amortization of $1,365,995 and $1,624,452, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Sutton Place Apartments, LP (Sutton Place Apartments) is a 360-unit apartment complex located in Indianapolis, Indiana. In 2005, the original operating general partner and the management company were replaced as operations fell below breakeven and deferred maintenance issues developed. Since deferred maintenance had not been properly addressed, the new management company struggled to bring severely damaged units back online as replacement reserve funds and cash flow were insufficient to complete the work. Although the new operating general partner funded capital expenditures of $133,000 in 2005 and $190,000 in 2006 to complete repairs, the property failed the 2007 Real Estate Assessment Center, or REAC, inspection. Due to the failed inspection, the Department of Housing and Urban Development lost confidence in the management company and required a change. With the approval of the investment general partner, the operating general partner secured a $500,000 bridge loan to address all items raised by the 2007 REAC inspection, as well as additional rehab items on all units. A new management company was hired in February 2008.

Since that time, management has focused on evicting problem tenants, strengthening screening criteria, and working closely with the local social service organizations and the local authorities in order to improve security and the reputation of the property. Occupancy averaged 91% in 2009 and operations were slightly above breakeven. A new REAC inspection in December 2009 resulted in a failing score, but the operating general partner, on the grounds of inspector error, challenged inspection. The inspection was reissued with a passing score in March of 2010. With the passing of the REAC inspection Indianapolis HUD agreed to extend the Housing Assistance Program contract to January 31, 2012. In June 2010, local police with the help of management and HUD staged a raid at the site. The raid was concentrated at Sutton Place as it is the largest property in the area. Management is hopeful that actions such as these will rid the area of criminal activity. Most of the individuals arrested during the raid were visitors. Through the fourth quarter of 2010, occupancy was 95% and the property was operating above breakeven. All real estate tax, insurance, and mortgage payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Sutton Place Apartments, LP.

In September 2010, the operating general partner of Sutton Place Apartments Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction was scheduled to close in December 2010 but the closing was extended to February 2011. The sales price for the property is $10,100,000, which includes the outstanding mortgage balance of approximately $5,290,000 and estimated cash proceeds to the investment partnership of $947,226. Of the estimated proceeds received by the investment partnership, $60,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $872,226 will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

M.R.H., LP (The Mary Ryder Home), is a 48-unit elderly property located in St. Louis, MO. Despite strong occupancy, the property operated at a deficit in 2007, due to a large increase in real estate taxes. The City of St. Louis granted the property a tax abatement that expired in 2006; however, the operating general partner erroneously thought the abatement went through 2007, and did not budget for the additional liability. The new assessment was appealed after the City of St. Louis rejected an extension to the abatement. The firm who did the original property appraisal offered its service for the appeal, pro-bono. In the third quarter of 2009, the tax assessment was reduced by approximately 50%, resulting in an $18,756 tax savings. The operating general partner and the tax consultant felt that the taxes should be reduced further and continued to appeal the assessment into the fourth quarter of 2009. This was not successful; however, the property was reclassified from a commercial property to a residential property. The property has been paying the higher tax amount through the entire tax appeal process; all payments are current. The property continued to operate below breakeven in 2009 due to high operating expenses. In the first quarter of 2010, the property experienced a decline in occupancy and resulting increase in maintenance costs associated with turnover expenses; this trend has continued throughout the fourth quarter of 2010. Occupancy averaged 78% in the first quarter and 75% for the balance of the year. Management has reported that an improvement in occupancy is not expected through the first half of 2011. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner will continue to hold quarterly calls until operations stabilize. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

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

In December 2010, the investment general partner transferred its interest in Maple Hill, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,609 and cash proceeds to the investment partnership of $98,292. Of the total proceeds received, $3,914 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $84,378 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $84,378 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable (the "Note") in the amount of $49,051. Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Maple Hill, LP.

In January 2011, the investment general partner transferred its interest in Main Everett Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,023 and cash proceeds to the investment partnership of $231,170. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $216,170 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In January 2011, the investment general partner transferred its interest in Osborne Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $354,307 and cash proceeds to the investment partnership of $183,965. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $168,965 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 26

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 26 reflects a net loss from Operating Partnerships of $(478,022) and $(401,671), respectively, which includes depreciation and amortization of $1,926,216 and $1,971,425, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2009, the occupancy declined to an annual average of 79%. The property operated below breakeven in 2009 due to high vacancy, high real estate taxes, high utility expenses, and high turnover related expenses. The poor operating results were a result of a weak local economy and job market. Fargo has a large supply of affordable rental communities and not enough qualified persons looking for rental units. In order to increase marketability, the operating general partner is making physical improvements such as adding new landscaping and replacing appliances, but occupancy remains a challenge. As of December 31, 2010, physical occupancy was 77% and the property was operating below breakeven. Management remains diligent in marketing and advertising throughout the local community via billboards and flyers. The investment general partner will continue to work with the operating general partner to increase occupancy and stabilize operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2009, average occupancy increased to 89% but the property continued to operate below breakeven due to high real estate taxes, turnover costs, and high utility expenses. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments has operated with high occupancy in 2010. At the close of the fourth quarter in 2010, physical occupancy was 97%. The property is operating slightly below breakeven in 2010 due to high real estate taxes and utility expenses. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 72%. Operations in 2009 were below breakeven due to low occupancy, high real estate taxes, and increased turnover and utility costs. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. Despite these issues, management has been successful with keeping Lake Apartments IV occupied in 2010. As of December 31, 2010, physical occupancy was 92%, but the property continued to operate below breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property dropped from an average of 95% in 2009 to an average of 84% in 2010. The drop in occupancy has resulted in the property operating below breakeven. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. These factors have had a negative impact on operations at the property. Management has focused on market outreach but has struggled keeping the property occupied. As of December 31, 2010, physical occupancy was 79% and the property was operating below breakeven. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2009 was 76% and operations were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the units appeal to families. The property has experienced an increase in turnover as many families living at the property moved to competing properties that feature larger townhouses. Market competition continues to be a problem for the property. There is a large supply of affordable rental communities in the market and a limited pool of qualified residents. Management also states that there is a large quantity of voucher holders who continue to choose newer conventional housing over older affordable housing properties when the local Housing Authority approves the newer housing rents. At the close of the fourth quarter of 2010, physical occupancy was 71%, and operations were slightly below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to East Park II, LP.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In July 2008, the investment general partner conducted a site inspection at the property. At the time of the inspection, all ten units were vacant. Since that time, the operating general partner invested $20,000 into the property. Throughout 2009, the investment general partner worked with the operating general partner in an effort to bring the property back on-line. The property is 97% occupied as of December 31, 2010. The investment general partner will continue to monitor occupancy to ensure stabilization. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

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

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property in Salem, Arkansas. In 2009, occupancy averaged 73% and the property operated below breakeven. The property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent without rental assistance. Because of these factors, management is waiving the security deposit and offering three months free electricity as leasing incentives. Management also continues to advertise heavily in the surrounding area newspapers. Consequently, occupancy increased to 86% at the end of the fourth quarter of 2010 and operations were above breakeven. Management attributes the recent increase in occupancy, aside from the above mentioned incentives, to an advertisement run through a local television channel. The investment general partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. The operating general partner continues to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payables are all current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor One Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development located in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions as a result of tenants damaging their units. The site manager conducts quarterly inspections of the units to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better maintain the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections tend to eliminate the necessity of evictions, but there were several problematic tenants at the property that caused damages to the units and consequently were evicted in 2009. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency is being utilized to collect what the deposits did not cover. Occupancy had improved to 94% as of December 2010, and the property is operating slightly below breakeven. Management feels strongly that occupancy will continue to be strong going forward and operations will stabilize now that the problematic tenants have been weeded out. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

In December 2010, the investment general partner transferred its interest in Bradley Phase I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,945 and cash proceeds to the investment partnership of $427,597. Of the proceeds received, $3,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $413,897 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $413,897 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable (the "Note") in the amount of $156,021. Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase I, LP.

In December 2010, the investment general partner transferred its interest in Bradley Phase II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $785,259 and cash proceeds to the investment partnership of $247,532. Of the proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $236,332 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,332 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable (the "Note") in the amount of $96,453. Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase II, LP.

In December 2010, the investment general partner transferred its interest in Butler St./Hanover Towers, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,019,407 and cash proceeds to the investment partnership of $819,441. Of the total proceeds received, $7,704 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $801,737 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $801,737 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $293,823. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Warrensburg Heights, LP (Warrensburg Heights) is a 28-unit family property located in Warrensburg, Missouri. Through the fourth quarter of 2010, the property operated below breakeven due to low occupancy and high maintenance expenses. As of December 31, 2010 the property was 82% occupied. The operating general partner indicated that the low occupancy is due to a saturation of apartment complexes in Warrensburg. Of the five units currently vacant at the property, two units are now leased with residents moving in during the first quarter of 2011. Additionally, three applicants on the waiting list are currently being reviewed for the remaining vacant units. The operating general partner has increased its advertising efforts in the local newspaper to combat the occupancy issues. The outgoing residents heavily damaged most of the units that turned in 2010. The resulting repairs significantly increased maintenance expenses. A new property manager and maintenance staff took over in July and have been implementing preventative measures to curtail these issues in the future. The measures include repairing damages found during monthly unit inspections at the expense of the resident. To reduce turnover, the investment general partner will work with management to develop a resident retention program in the first quarter of 2011. All taxes, insurance and mortgage payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Warrensburg Heights, LP.

Series 27

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 27 reflects a net income from Operating Partnerships of $271,601 and $312,939, respectively, which includes depreciation and amortization of $1,198,635 and $1,283,967, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 94% as of December 31, 2010. Despite high occupancy and expenses in-line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of 2010, 2008-2009 real estate taxes in the amount of $17,000 remained unpaid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner will continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends in 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Occupancy was at 100% as of December 2010. Winn Residential became the managing agent effective October 1, 2010. However, an executed management agreement has yet to be finalized. The operating general partner is reviewing the proposed agreement. The reasoning behind this change is that the operating general partner wants to focus more on future development deals. Tenant receivables are an issue that has historically plagued the project. However, in 2010 the property made substantial progress collecting prior and current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn has also made payments towards reducing account payables. The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner has requested the 2011 operating budget in order to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer also provided educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts. Through the fourth quarter, utility costs have decreased in comparison to the 2009 audited figures. Winn has made physical repairs to the roof, boilers, emergency lighting, compactor doors, and intercom system. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2009, average occupancy was 89%. The property operated below breakeven in 2009 due to high economic vacancy, high utility costs, high real estate taxes, and high turnover related expenses. Fargo has a large supply of affordable rental communities and not enough qualified residents to fill all the units. Management has stated that there is a large number of voucher holders who are being provided voucher payment amounts from the local Housing Authority sufficient to allow them to live at conventional housing versus the older, affordable housing properties such as Lake Apartment II. Occupancy at properties similar to Lake Apartment II has suffered. As of December 31, 2010, physical occupancy was 79%. The site is currently operating below breakeven because of the continued occupancy issues, along with high real estate taxes and utility costs. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, LP.

In December 2010, the investment general partner transferred its interest in Harbor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,528,742 and cash proceeds to the investment partnership of $1,658,582. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,638,582 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $2,321,435. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $(682,853) as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $584,595. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Series 28

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 28 reflects a net loss from Operating Partnerships of $(1,179,802) and $(1,127,454), respectively, which includes depreciation and amortization of $1,658,516 and $1,671,937, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cottonwood Partnership (Cottonwood Apartments, comprised of two phases Cottonwood I and Cottonwood II) is a 24-unit multifamily development located in Cottonwood, Louisiana. Historically, occupancy has been an issue as a weak local economy has hindered management's ability to lease units and retain tenants. The investment general partner conducted a site visit in March of 2010 and confirmed that occupancy is negatively impacted by a weak local economy. The property is located in a very rural setting with almost no industry/commerce. There are two prisons in close proximity to the property but the employees do not qualify for occupancy. Occupancy ended 2009 at 46%. Over the course of 2010, management refocused on marketing and leasing and they brought in a manager capable of turning the property around. In April 2010, management lowered rents in an effort to attract new tenants. The new manager was hired in June and she was effective at working with local government agencies and businesses and was effective at leasing units. As a result, occupancy at Cottonwood has improved steadily over the course of 2010, ending the year at 92% occupancy. The new manager was also successful in leasing units at the neighboring property, Cottonwood II. Given her success, the operating general partner decided to move the manager to another property in Kinder, LA that is experiencing similar occupancy issues in the hope she can utilize her skills to improve leasing efforts at that property. The new experienced manager hired at Cottonwood as a replacement according to the operating general partner, has done a nice job building upon the work of the previous manager. There is a rubber manufacturing plant scheduled to open in early 2011, which will add 141 potential jobs to the immediate market area. The new manager is focused on targeting these workers and retaining the existing tenant base. The low income housing tax credit compliance period expires on December 31, 2012. All real estate tax, mortgage, and insurance payments are current.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. Through the fourth quarter of 2010, the new manager continues to evict non-conforming tenants and is consistently raising the screening standards for future residents. The property reported 90% occupancy as of December 31, 2010, with 4 vacancies. The property continues to operate just below breakeven, but improvement is expected as occupancy increases. Management stated that they have seven applications in process to cover the four apartments that are currently vacant. The manager states that they are continuing to outreach to the agencies that attend the Continuum of Care (a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product). Management continues targeting local businesses for referrals. Leasing concessions of up to two months continue to be utilized as needed in order to close leases. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March of 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved an operating general partner transfer, which was finalized in April 2010. The new operating general partner has a strong record for managing successful properties in this region and they made an immediate positive impact on this property. The new operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they have completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property that was in need of repair. In total, the new operating general partner has spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units are ready to be rented. As a result of their efforts, occupancy has improved to 98% as of December 31, 2010. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property located in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period, and should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property per the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response did not address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided not to proceed due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. Average occupancy in 2010 is reported to be at 80%. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, with the low income housing tax credit compliance period expiring on December 31, 2011.

Evangeline Partnership (Evangeline Place Apartments) is a 32-unit complex located in Lake Arthur, TX. In 2008, occupancy averaged 90% and the property operated above breakeven. Hurricane Gustav hit the property in early September 2008 and there was a fire at the property on the day the hurricane hit, and five units were damaged. The insurance claim was settled and the damaged units were brought back on-line in the first quarter of 2009. There was a second fire in June 2009 in one of the buildings that damaged eight units. As a result, occupancy dropped to 56% as of December 31, 2009. Despite the occupancy issues resulting from the fires, the property operated above breakeven in 2009. The insurance claim on the second fire has been settled and all work has been completed as of April 20, 2010. Occupancy has improved to 97% as of December 31, 2010. The low income housing tax credit compliance period expires on December 31, 2011. Given that operations have stabilized and all repair work has been completed and insurance claims settled, the investment general partner will cease reporting on Evangeline Partnership effective the fourth quarter of 2010.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex located in Shreveport, LA. Occupancy in 2009 averaged 80% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel and systems in place to improve operations. Their first course of action was to address all deferred maintenance issues at the property, which they completed in July and August of 2010. Improvements included repairs to stairways and concrete drives and walks. According to the operating general partner, they will be utilizing funds from the replacement reserve account for much of the repair work completed in 2010. Occupancy has been strong at the property finishing the fourth quarter at 100% occupied. The investment general partner will continue to monitor expenses and occupancy until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Pin Oak Elderly Associates LP (Pin Oak Village) is a 220-unit multi-family apartment project located in Bowie, Maryland. The apartment project's operations suffered considerably in 2009. Average occupancy decreased from 93% in 2008 to 80% in 2009, while net operating income declined from $918,505 to $590,835 over the same time span. Operations suffered due to higher than anticipated vacancy loss and a significant increase to maintenance and administrative expenses. Per the operating general partner, the decline in occupancy was due to an oversupply of senior housing complexes in the area as two new communities opened within a 10-mile radius. Furthermore, a large number of deaths or medical conditions occurred within the tenant base in 2009 contributing to a higher vacancy. Maintenance expenses were higher due to increased turnover costs and auxiliary costs associated with a complete roof repair. Administrative expenses were inflated due to staffing challenges that occurred in 2009 as a result of inexperience in a declining market. As of December 31, 2010, occupancy was 98% and has trended upwards since the fourth quarter of 2009. Management has attributed the turnaround in occupancy to hiring a staff exclusively for marketing and leasing. The property has operated slightly above breakeven through the fourth quarter of 2010. The mortgage, property taxes and insurance are current. The low income tax credit compliance period expires on December 31, 2013.

Series 29

As of December 31, 2010 and 2009, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at December 31, 2010, of which 20 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 29 reflects a net loss from Operating Partnerships of $(1,098,590) and $(1,538,985), respectively, which includes depreciation and amortization of $1,953,609 and $1,855,039, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. Counsel for the investment general partner expects that the court will rule on the sanctions in the next 60 - 90 days. These developments likely increase the chance of a default judgment and some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in the first half of 2010 due to low average occupancy of 88% and increased operating expenses. Increased marketing efforts resulted in improved occupancy in the second part of the year. As of December 2010, the property was 90% occupied, and the property operated above breakeven in 2010. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2010, the property continued to operate below breakeven due to low occupancy and high operating expenses. As of December 31, 2010 the property was 86% occupied. The Jackson, MS market is over-saturated with affordable units and the property faces competition from newer affordable communities, which offer better amenities. In October, the investment general partner met with the operating general partner to discuss its concerns and determine the operating general partner's plan to improve operations. The operating general partner confirmed its commitment to the property and regional management relocated an office on-site to increase oversight and turn-around efforts at the property. Accounts payable remained high during the fourth quarter; management stated that vendor accounts remain open at the property and balances are being paid down. All taxes, insurance and mortgage payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments III, LP.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. Issues related to the receipt of the insurance proceeds caused delays in the reconstruction of the property. The property was eventually rebuilt and received final certificates of occupancy in January 2008. Due to weak economic conditions in the area, it took the property almost two years to reach stabilized operations. As a result, the property operated below breakeven in 2008 and 2009. In 2010, management instituted an intensive marketing campaign and was successful in improving occupancy and operating results. Through the fourth quarter of 2010 average occupancy was 93% and as of December 31, 2010 the property was 94% occupied. The strong occupancy and reasonable operating expense levels resulted in above breakeven operations for the year. To maintain occupancy and attract potential residents, management is advertising on local buses and in all local newspapers. They are also offering one month free rent as a referral fee to its residents. Additionally, management hosts monthly bingo sessions and offers daily blood pressure screenings. The mortgage, real estate taxes, and property insurance are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Series 30

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 30 reflects a net loss from Operating Partnerships of $(641,831) and $(482,740), respectively, which includes depreciation and amortization of $918,764 and $916,802, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. Occupancy averaged 83% in 2009 but improved to 89% as of the end of the fourth quarter of 2010. In order to maintain high occupancy, management continues to run advertisements in local media and is distributing fliers in adjacent towns in hopes of attracting qualified tenants. Management is in contact with the local HUD office seeking new residents and aid for current residents who have difficulty making rental payments. To keep expenses to a minimum, property management completes as many work orders in-house as possible. Operating expenses were below budget in the first three quarters of 2010 and decreased from 2009 levels, and the property operated slightly above breakeven in 2010. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property located in Lisbon, ME.  The property operated below breakeven through the fourth quarter of 2010 due to sporadic low occupancy throughout 2010 and an increase in maintenance expenses. Low occupancy and high maintenance expenses were the result of residents having to move due to a moisture problem in three of the units. The moisture problem was resolved by the end of the fourth quarter, bringing occupancy back up to 96% as of December 31, 2010. The $19,000 cost of the mold abatement was reimbursed from the replacement reserve in the fourth quarter. Management continues to advertise the property on websites such as Craig's List and The Apartment Guide. They are also offering rental incentives including one-month free rent and $300 for resident referrals. A rent increase will go into effect on April 1, 2011, which will increase gross potential rent annually by $6,024. Maintenance expenses were also high in 2010 as $17,600 in capital expenses was spent for carpet, flooring, and appliance replacement. These expenses cannot be reimbursed from the replacement reserve as the funds were depleted by the mold abatement. The high maintenance expenses were somewhat offset by the utilities expense, which ended the year $15,000 less than what was budgeted due to the lower cost of gas. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to a yearly low of 77%, but has since rebounded to 87% occupancy as of December 31, 2010. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Western Trails has made vast improvements in resident retention through December 2010, averaging 95% year-to-date occupancy as compared to 88% average occupancy in 2009. The condition of the property continues to improve with the available cash on hand. The property has operated slightly below breakeven through the fourth quarter of 2010. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has struggled with low occupancy due to a weak local economy and a challenging rural location. Over the past two years management focused on evicting delinquent residents and increasing marketing and outreach. This strategy resulted in improved occupancy in 2009. Through the fourth quarter of 2010, physical occupancy remained strong as it averaged 93%. As of December 2010, the property was 94% occupied. The property operated with a slight negative cash flow through the first three quarters of 2010. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2013.

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

Through the fourth quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, higher than budgeted vacancy losses, and high tenant receivables. Although occupancy for 2010 averaged 79%, the property has seen an increase in occupancy ending December at 94%. The property is offering a move-in special of reduced rates of $599 for two-bedroom units and $695 for three-bedroom units. In order to retain current residents, management is offering a $200-$300 renewal concession. For all properties below 95% occupancy, the operating general partner has requested management deliver a weekly traffic report providing a forecast of move-ins, move-outs, skips, and lease renewals as well as marketing efforts. The rents were reduced in 2010 to be more competitive with comparable properties in the area. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. The operating general partner believes that this plan will aid in improving the occupancy of the site. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low-Income Housing Tax Credit program and jeopardize the integrity of the property. During the first half of 2010 the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to high crime activity occurring on or around the property. During a recent meeting with the operating general partner, it was noted that low occupancy was also due to the current, troubled economic state in the metro area of Atlanta, GA. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and continued to do so in 2010. All tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA. The property does not have a project-based rental assistance contract, and has struggled to compete with the newer projects developed in the area. As a result, occupancy has fluctuated and operations have fallen below breakeven the past few years. In 2010, occupancy increased to 92% due to decreased competition in the area for tenants with Section 8 vouchers. An adjacent property was awarded a rental assistance contract from USDA, causing their demand to increase, so the property stopped advertising towards Section 8 tenants. As a result, New River Glen has been able to capture a greater share of the Section 8 voucher holders in the market. In addition, Rural Development approved a $13/month rent increase on all units effective January 1, 2010. The increased occupancy combined with the higher rental rates allowed the property to operate above breakeven in 2010. In order to continue to improve occupancy, management is advertising in local and regional newspapers and invested in additional property signage. Management has also listed the property in the Renter's Guide Book and continues to reach out to all local HUD offices and social service organizations in order to promote available units. An additional rent increase of $7/month on all units is expected to be approved by Rural Development and implemented in January 2011. Management does not anticipate a negative impact on occupancy as a result of the increase. The property is expected to continue operating above breakeven in 2011. All tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

West Swanzey Affordable Housing Associates (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. The property operated above breakeven in the second and third quarters as seasonal expenses normalized and rents were increased to the maximum allowable tax credit rent. However, the property did not continue to operate above breakeven in the fourth quarter. Despite strong occupancy of 100% as of December 31, 2010, the property operated below breakeven because of high seasonal operating expenses and turnover costs. The high seasonal operating expenses included heating costs and snow removal charges. Turnover was higher than usual as two residents vacated during the quarter. These were isolated incidences as turnover is generally low and the units were filled by the end of the fourth quarter. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed.

In December 2010, the investment general partner transferred its interest in Byam, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $722,105 and cash proceeds to the investment partnership of $163,641. Of the total proceeds received, $2,300 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $151,341 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $151,341 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $73,946. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Hillside Terrace Associates, L. P (Hillside Terrace Apartments) is a 64-unit property located in Poughkeepsie, NY. Despite strong occupancy, the property operated below breakeven in 2009 due to high operating expenses. Occupancy has been strong throughout 2010 averaging 99% occupancy for the year, but maintenance expenses are unusually high as a result of a septic system failure. The absorption bed (leeching field) that was installed in 2000-2001 failed to perform its primary function, and as a result management had to initiate a program to pump the system annually. Over the years, the pumping has occurred more frequently due to constant flooding in the field. Management is currently exploring more permanent solutions. In an effort to reduce the flooding and associated costs to pump the field, the property has effectively reduced its flow rate by utilizing conservation methods including low flow faucets and front loading washing machines. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system, and stabilize operating expenses. The low income housing tax credit compliance period expires on December 31, 2014.

Series 31

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 31 reflects a net loss from Operating Partnerships of $(824,707) and $(1,089,674), respectively, which includes depreciation and amortization of $2,469,896 and $2,316,798, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 78% at the end of the fourth quarter of 2010. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2009. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result, occupanacy increased over 2009 levels and the property was able to operate slightly above breakeven through December 2010. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. Despite an average physical occupancy of 92% in 2009, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Due to performance concerns, the management company was replaced in December 2009. The new manager began evicting problematic residents and put into place more stringent applicant approval standards. Some residents moved out due to management's enforcement of the rules, resulting in a decline in occupancy in the first quarter of 2010. The new management also implemented a revised marketing plan, which became effective during the first quarter of 2010. The marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertizing. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2010 increased slightly over 2009 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. As of December 31, 2010, occupancy was 89% and the property operated slightly above breakeven. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development located in Biddeford, ME. The property operated below breakeven through the fourth quarter of 2010 as a result of low occupancy, bad debt, and increased operating expenses. As of December 31, 2010 the property was 86% occupied. The property continued to struggle with occupancy in the fourth quarter due to several move-outs and evictions, as well as continued competition from other housing options in the area; specifically, available single family rental homes with comparable rents. Occupancy was also affected by slow application processing at the management company's corporate headquarters; the occupancy specialist position within the management company was open for the majority of the fourth quarter. A new occupancy specialist was hired at the end of the fourth quarter, which will improve the handling of the waitlist as well as the speed at which applications are processed. In order to stabilize occupancy, additional advertising and marketing costs were incurred which increased administrative expenses. The marketing efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 40% area median income standard, rather than the required 60%. Management contacted the Maine State Housing Authority to discuss renting three of the long-term vacant 60% units at the 40% rent level. The Authority approved the request in the first quarter of 2009, but the property continues to struggle renting the other 60% units. Bad debt is also a problem at the property. The investment general partner is working with management to revamp the screening process in order to improve rent collections. The evictions for non-payment through the fourth quarter caused higher maintenance costs from turnover repairs. Maintenance expenses were also high as there was flooding in the basement due to a faulty sump-pump. The flooding damage could not be funded out of the replacement reserve, as it was not caused by a structural issue. Utility expenses were also high as a result of increased fuel costs coupled with a harsh winter. The operating general partners had the property's real estate taxes appealed and were granted a decrease in taxes of $5,800 effective January 1, 2011. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management company and his maintenance company.

Level Creek Partners, L.P (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA. Due to weak and declining economic conditions throughout 2008-09, many employers closed or significantly reduced employee hours. Since hourly-wage employment composes a large portion of the property's tenant base, the number of move-outs and evictions is consistently high. Traffic has been hindered by the property's isolated location; however, management has undertaken an aggressive marketing campaign. The manager has been targeting the Hispanic community with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager. In addition, a billboard on a heavily traveled highway has been rented to capture commuter traffic. Finally, management has implemented rental concessions. As a result of these marketing measures, occupancy increased from a low of 78% in the first quarter of 2009 to 88% by the end of the year. Occupancy has remained strong in 2010, averaging 91%. As the occupancy has increased, turnover and eviction costs have decreased, allowing the property to operate above breakeven for the year. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Level Creek Partners, LP effective the fourth quarter of 2010.

Windsor Park Partners, LP (Windsor Park Apartments) is a 279-unit property located in Jackson, MS. The property operated above breakeven for the fourth quarter of 2010 and occupancy remained strong, ending the quarter at 92%. The property had a fire, which caused damage in two units. Management is soliciting bids for the repair work, which should be completed during the first quarter of 2011. The investment general partner will monitor the insurance claim and repair process to ensure the units are brought back on-line by December 31, 2012 to avoid potential recapture of credits. All mortgage, tax and insurance payments are current.

Series 32

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2010, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2010 and 2009, Series 32 reflects a net loss from Operating Partnerships of $(1,178,741) and $(1,066,508), respectively, which includes depreciation and amortization of $1,726,241 and $1,826,482, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. Finally, in early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears much stronger than any of the previous management firms. Occupancy improved to 94% in 2009, and the property operated at breakeven. Although the quality of the tenant base and rent collections improved in 2009, maintenance expense due to unit turnovers has been high, concessions are being offered, and rental rates were decreased slightly in an effort to increase traffic. During the year ended December 31, 2010, average occupancy was 93%, and the property operated slightly below breakeven. The local economy continues to remain weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The mortgage payable, taxes and insurance are current as of December 31, 2010.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 was placed in escrow and was used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repair began in June 2010 and was completed in October 2010. The lender's inspection of the completed work was conducted in November and the project is officially completed. The property averaged 97% in 2010 with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014. Given that operations are stable and all repair work has been completed and insurance claims settled, the investment general partner will cease reporting on Kiest Townhomes effective the fourth quarter of 2010.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Winn Residential became the new managing agent effective October 1, 2010. However, an executed management agreement has not been submitted. The operating general partner is reviewing the proposed agreement. The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. Tenant receivables are an issue that has historically plagued the profitability of the project. However, in 2010, the property collected a large portion of current tenant receivables. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. Winn has also made payments towards reducing accounts payable. The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner has requested the 2011 operating budget in order to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Through the fourth quarter of 2010, utility costs have decreased in comparison to 2009 audited figures. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Series 33

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 33 reflects a net loss from Operating Partnerships of $(459,003) and $(513,985), respectively, which includes depreciation and amortization of $750,722 and $896,360, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93% but elevated operating expenses caused the property to operate below breakeven. Occupancy has declined to 68% as of December 2010 due to a number of deaths and illnesses and a declining local economy creating difficulties in filling vacant units. In order to increase occupancy, management continues outreach to the local social service organizations in the area. The property operated below breakeven in 2010 due to declining occupancy. A title search conducted in the fourth quarter of 2010 showed no liens or judgments being placed on the property. The low income housing tax credit compliance period expires on December 31, 2014.

Kiest Townhomes (Columbia Luxar) is a 125-unit tax credit property located in Dallas, Texas. The property suffered roof damage caused by heavy winds and hailstorms in the second quarter of 2010. An insurance claim check for $594,000 was placed in escrow and was used to fund roof repairs on all 29 buildings at the property. No residents have been displaced as a result of the damage. The roof repair began in June 2010 and was completed in October 2010. The lender's inspection of the completed work was conducted in November and the project is officially completed. The property averaged 97% in 2010 with operations above breakeven status. The mortgage, real estate tax and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014. Given that operations are stable and all repair work has been completed and insurance claims settled, the investment general partner will cease reporting on Kiest Townhomes effective the fourth quarter of 2010.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated below breakeven during the fourth quarter of 2010 as a result of low occupancy and high maintenance expenses. As of December 31, 2010, the property was 89% occupied. The low occupancy was due to the weak job market and a highly competitive rental market. Turnover increased during the fourth quarter as job loss forced several residents to vacate their units. This increased turn costs and resulted in higher maintenance expenses. To reduce non-job related turnover and associated maintenance costs, management continued to host resident activities each month. Management has also increased its marketing efforts, promoting the property via direct mailings and fliers at local businesses. Additionally, management continues to offer resident referrals and move-in specials. All mortgage and insurance payments are current. Taxes are scheduled to be paid in the first quarter of 2011.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2009 due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved provider. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. The cost associated with the new provider has made it more difficult to lease units. The property operated at a deficit through the fourth quarter of 2010 due to low average occupancy and high operating expenses. Occupancy fluctuated through September 2010 but ended strong at 100% as of December 31, 2010. The fluctuating occupancy is the result of the depressed local economy and the fact that the area has an extremely limited elderly applicant pool. To increase occupancy, management has built up a mailing list of caseworkers from different agencies. Penquis, an organization in Maine, which serves low and moderate-income individuals, also advertises the property. Expenses were high in the first half of 2010 as a result of a harsh winter. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner obtained approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property. MSHA has restricted the operating general partner's requests to one property at a time. Once the other property is finished implementing energy efficiency measures, the operating general partner plans on submitting the funding proposal for Stearns Assisted Housing. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Series 34

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 34 reflects a net loss from Operating Partnerships of $(972,863) and $(761,673), respectively, which includes depreciation and amortization of $1,616,162 and $1,622,608, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property also experienced an increase in turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new management has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They are currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Management's increased efforts started to show some progress at the end of the second quarter and continued to improve in the fourth quarter of 2010. The collections have improved and occupancy has increased from 83% at the end of the second quarter to an average occupancy of 90% for the fourth quarter of 2010. Despite the improved occupancy and collections, the property was not able to operate above breakeven through the fourth quarter of 2010. The property's mortgage, real estate taxes, and insurance are current as of December 31, 2010. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required. Also, in October of 2010 the investment general partner hired a third party site inspector to perform a physical inspection and perform a file review. The file audit came back with a score of "excellent" and the property appeared in good physical condition, per the inspector.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated below breakeven during the fourth quarter of 2010 as a result of low occupancy and high maintenance expenses. As of December 31, 2010, the property was 89% occupied. The low occupancy was due to the weak job market and a highly competitive rental market. Turnover increased during the fourth quarter as job loss forced several residents to vacate their units. This increased turn costs and resulted in higher maintenance expenses. To reduce non-job related turnover and associated maintenance costs, management continued to host resident activities each month. Management has also increased its marketing efforts, promoting the property via direct mailings and fliers at local businesses. Additionally, management continues to offer resident referrals and move-in specials. All mortgage and insurance payments are current. Taxes are scheduled to be paid in the first quarter of 2011.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged five management companies. In early 2008, in connection with a portfolio wide restructuring, the current third party management was engaged. This management company appears much stronger than any of the past management firms and occupancy for 2008 improved to 87%. During 2009, the property operated slightly below breakeven and average occupancy for 2009 was 87%. Occupancy at December 31, 2010 improved to 91% and averaged 93% for 2010. During 2010 the property continued to operate at slightly below breakeven. The local economy has suffered over the last several years and remains weak. Management is currently offering a reduced security deposit and eliminated the application fee, and has increased marketing through radio advertisements and flier inserts in the local newspaper. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. As of December 31, 2010, the Operating Partnership was three months delinquent on its mortgage. On December 6, 2010 the Operating Partnership received a formal default notice from its first mortgage lender. Real estate taxes for 2009 remain outstanding. The 2008 real estate taxes are anticipated to be paid prior to February 2011 to avoid a tax sale by the county. The investment general partner is exploring alternatives to remedy these problems, which include a workout plan with the existing operating general partner or the replacement of the operating general partner.

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

Through the fourth quarter of 2010, the property operated below breakeven primarily due to high utilities, bad debt, higher than budgeted vacancy losses, and high tenant receivables. Although occupancy for 2010 averaged 79%, the property has seen an increase in occupancy ending December at 94%. The property is offering a move-in special of reduced rates of $599 for two-bedroom units and $695 for three-bedroom units. In order to retain current residents, management is offering a $200-$300 renewal concession. For all properties below 95% occupancy, the operating general partner has requested management deliver a weekly traffic report providing a forecast of move-ins, move-outs, skips, and lease renewals as well as marketing efforts. The rents were reduced in 2010 to be more competitive with comparable properties in the area. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. The operating general partner believes that this plan will aid in improving the occupancy of the site. During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents. The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Through a Department of Housing and Urban Development initiated Shelter Care Program, which serves as a short-term rehabilitation program, the property forfeited 27 units. The program proved to compromise the integrity of the Low-Income Housing Tax Credit program and jeopardize the integrity of the property. During the first half of 2010 the property purged itself of the 27-unit program and incurred significant turnover costs. The new site manager's primary focus is on creating resident retention initiatives such as an after school program. During the first quarter of 2010 management instituted a forgiveness of past credit program. The program allows for prospective tenants with negative past credit history admission for residency. In order to be admitted the prospective tenant must provide evidence of reparations made as well as five years without incident. Currently, occupancy is low due to high crime activity occurring on or around the property. During a recent meeting with the operating general partner, it was noted that low occupancy was also due to the current, troubled economic state in the metro area of Atlanta, GA. The operating general partner requested from the Department of Community Affairs the construction of a police substation in one of the three community rooms. However, local authorities denied this request and management hired a full time private security company to patrol the property around the clock. Since the addition of the private security company home invasions have significantly decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has financed all 2009 operating deficits and continued to do so in 2010. All tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 35 reflects a net loss from Operating Partnerships of $(705,422) and $(689,406), respectively, which includes depreciation and amortization of $1,166,489 and $1,170,983, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property below breakeven in 2010 due to low occupancy caused by current housing market conditions, insufficient rental rates and increasing operating expenses, specifically utilities, maintenance and insurance. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one-month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Although average occupancy increased to 90% in the fourth quarter of 2010, further improvements are needed to achieve breakeven operations. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continued to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 87% as of December 2010. However, as of December 2010, operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in November 2010. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Mulvane Housing Associates Limited Partnership (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of December 31, 2010, the property was 96% occupied. Occupancy remained strong in the fourth quarter as management implemented a successful resident retention program, which includes monthly drawings, a resident newsletter, and coffee and snacks in the leasing office. Management also added a small business center for the residents, giving them 24-hour access to a computer, copier, and printer. Despite high occupancy, the property operated below breakeven through the fourth quarter of 2010 due to the high maintenance expenses. Maintenance expenses were high as a result of turnover and $20,295 in necessary replacements and repairs, which were reimbursed in the fourth quarter from the replacement reserve. These costs included carpet and vinyl replacement, power washing and painting, microwave replacement, and bike rack installation. Maintenance expenses normalized in the fourth quarter and are expected to remain in line with the budget in the first quarter of 2011, as management does not anticipate any additional improvements to the property in the short term. Management received another approval for a rent increase from the State of Kansas effective December 1, 2010. The higher contracted rents will increase the gross potential rental income by $10,200 per year. The investment general partner will continue to monitor the property's expense levels and management's leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance, and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. The property operated at breakeven in 2009. Although average occupancy increased to 90% in 2009, further improvements were needed to achieve above breakeven operations. Occupancy is averaging 93% in 2010. Management has focused on increasing resident retention and improving collections. In order to increase resident retention and overall occupancy, the company implemented an in-depth tenant screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management has also added concessions and other incentives to improve occupancy. Management reports that the resident profile and resident retention have both greatly improved. The property continues to operate at breakeven in 2010. The mortgage, taxes and insurance are all current. The management company is deferring all fees until operations improve. The investment general partner will continue to monitor the property's occupancy and operations. The low-income housing tax credit compliance period expires on December 31, 2014.

Hillside Terrace Associates, L. P (Hillside Terrace Apartments) is a 64-unit property located in Poughkeepsie, NY. Despite strong occupancy, the property operated below breakeven in 2009 due to high operating expenses. Occupancy has been strong throughout 2010 averaging 99% occupancy for the year, but maintenance expenses are unusually high as a result of a septic system failure. The absorption bed (leeching field) that was installed in 2000-2001 failed to perform its primary function, and as a result management had to initiate a program to pump the system annually. Over the years, the pumping has occurred more frequently due to constant flooding in the field. Management is currently exploring alternate, more permanent solutions. In an effort to reduce the flooding and associated costs to pump the field, the property has effectively reduced its flow rate by utilizing conservation methods including low flow faucets and front loading washing machines. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system, and stabilize operating expenses. The low income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 36 reflects a net loss from Operating Partnerships of $(269,597) and $(368,352), respectively, which includes depreciation and amortization of $770,082 and $796,950, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about one month in arrears at the end of the fourth quarter of 2010. To date, the lender has not issued a default notice.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 98% at the end of the fourth quarter of 2010. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. The property has operated below breakeven through the fourth quarter of 2010. Although the mortgage lenders have not issued notices of default as of the end of the fourth quarter, they could do so since there are ongoing mortgage payment arrearages. Such a notice could trigger a foreclosure action in 2011 if the operating general partner does not cure the mortgage payment defaults. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. The operating general partner is currently in discussions with a lender to refinance this Operating Partnership's mortgage debt with a conventional commercial mortgage loan. The new loan is forecast to close in the first quarter of 2011. If the refinancing does not occur as forecast by the operating general partner, the property could go into foreclosure in 2011 if the operating general partner does not cure the existing mortgage payment defaults. A foreclosure sale in 2011 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $334,901, equivalent to $159 per 1,000 BACs. The investment general partner will continue to monitor the progress on these issues and press the operating general partner to fund deficits in a timelier manner.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property located in Nowata, OK. Nowata is a small town with limited employment opportunities. Consequently, Nowata Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. Occupancy was stable in 2009, averaging 93% for the year, but the property operated below breakeven due to increased maintenance and insurance costs. The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions. In addition, Rural Development no longer allows maintenance work to be completed by in-house or related party contractors. The use of outside contractors to complete maintenance work is expected to continue to increase costs through 2011. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. As a result the property operated above breakeven in 2010 with occupancy averaging 90% for the year. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Wingfield Apartments LP (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 85% and the property operated below breakeven due to increased operating expenses. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. The repair work consisted of roof replacement resulting from frequent windstorms. Occupancy is at 88% at the end of the fourth quarter of 2010. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past two years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability whatsoever. According to the operating general partner, this manager was removed in early August. They replaced this manager with one of their most experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in good physical condition. It was also concluded that the new manager was professional and up to the task of running the property. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

Series 37

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 37 reflects a net loss from Operating Partnerships of $(759,269) and $(771,326), respectively, which includes depreciation and amortization of $1,251,742 and $1,256,929, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continued to operate below breakeven status. In 2010 operations made significant improvements over 2009 results. Management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 87% as of December 2010. However, as of December 2010, operations remain below breakeven but have improved in comparison to the prior year. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in November 2010. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, L.P. (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2009 due to high utility expenses and low occupancy. The decline in occupancy occurred after it was determined that the elderly care service provider used at the property was not a federally approved provider. Their services were terminated, effective July 1, 2009, and replaced by a service provider that charges a fee equal to 40% of residents' disposable income. The cost associated with the new provider has made it more difficult to lease units. The property operated at a deficit through the fourth quarter of 2010 due to low average occupancy and high operating expenses. Occupancy fluctuated through September 2010 but ended strong at 100% as of December 31, 2010. The fluctuating occupancy is the result of the depressed local economy and the fact that the area has an extremely limited elderly applicant pool. To increase occupancy, management has built up a mailing list of caseworkers from different agencies. Penquis, an organization in Maine, which serves low and moderate-income individuals, also advertises the property. Expenses were high in the first half of 2010 as a result of a harsh winter. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. The operating general partner obtained approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property. MSHA has restricted the operating general partner's requests to one property at a time. Once the other property is finished implementing energy efficiency measures, the operating general partner plans on submitting the funding proposal for Stearns Assisted Housing. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property's financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Consequently, as of December 31, 2010, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. Also, Baldwin Villas is in technical default on its mortgage payable.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for 2010 was 89% and the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 and 2010 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. As of December 31, 2010, the Operating Partnership remains current on the interest portion of its debt service as well as its property insurance obligations. In January 2011, Baldwin Villas received a Tax Foreclosure Notice from the Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $100,915 are due on March 31, 2011 or the County has the right to take the property through foreclosure.  The operating general partner met with the County in early February 2011 and received an initial extension for payment until April 30, 2011.  During the first quarter of 2011, the operating general partner will present a payment plan to the County that will request a further extension of the payment date. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal for 2009 real estate taxes, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Series 38

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2010, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 38 reflects a net loss from Operating Partnerships of $(417,307) and $(461,428), respectively, which includes depreciation and amortization of $896,060 and $853,043, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven from 2007 - 2009. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 87% by December 2010.

The investment general partner met with the operating general partner and visited the site in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana. In 2009, occupancy averaged 86% and the property operated below breakeven. Occupancy is at 77% at the end of the fourth quarter of 2010. The investment general partner conducted a site visit in December 2010 to assess the physical condition of the property and to gauge management's effectiveness. The site visit revealed major deferred maintenance including: damage to asphalt walks and drives, landscaping issues, nine vacant units in a state of disrepair, broken appliances, stained carpets and debris throughout the property. It was concluded that the manager was ineffective and she was not getting the support and oversight needed to run the property. Vacant units were not being turned over in a timely fashion and the property manager was not being held accountable by senior management. The investment general partner shared these results with the operating general partner. According to the operating general partner, they have taken immediate action to get all units rent ready and to address the numerous deferred maintenance items identified. The manager has also been placed on a probationary period and will be removed if her performance doesn't improve. The investment general partner will continue to monitor these improvements over the coming months and will work with the operating general partner to make certain the necessary steps are taken to improve operations at Hammond Place. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

Series 39

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 39 reflects net loss from Operating Partnerships of $(500,841) and $(500,890), respectively, which includes depreciation and amortization of $689,429 and $720,495, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek Apartments is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven from 2007 - 2009. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 87% by December 2010.

The investment general partner met with the operating general partner and visited the site in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2010. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Series 40

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2010, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 40 reflects a net loss from Operating Partnerships of $(477,864) and $(591,118), respectively, which includes depreciation and amortization of $975,508 and $943,055, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Consequently, as of December 31, 2010, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. Also, Baldwin Villas is in technical default on its mortgage payable.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for 2010 was 89% and the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 and 2010 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. As of December 31, 2010, the Operating Partnership remains current on the interest portion of its debt service as well as its property insurance obligations. In January 2011, Baldwin Villas received a Tax Foreclosure Notice from the Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $100,915 are due on March 31, 2011 or the County has the right to take the property through foreclosure.  The operating general partner met with the County in early February 2011 and received an initial extension for payment until April 30, 2011.  During the first quarter of 2011, the operating general partner will present a payment plan to the County that will request a further extension of the payment date. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal for 2009 real estate taxes, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. Occupancy ended 2009 at 83% and the property operated below breakeven for the year. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. Occupancy ended the fourth quarter of 2010 at 71%, with maintenance expenses returning back to normal levels. The investment general partner will work with the operating general partner to increase occupancy. All taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 41 reflects a net loss from Operating Partnerships of $(521,493) and $(520,354), respectively, which includes depreciation and amortization of $1,142,026 and $1,245,582, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 93% in 2009. Through the first half of 2010, occupancy held steady at 83%, then declined during the third quarter to 67%. Occupancy remained at 67% through December 2010. The decrease in occupancy in 2010 was the result of the economic hardship that faces the area. In addition, in 2006, two of the units lost rental assistance from Rural Development because they were vacant for more than six months. It is difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. Declining occupancy in 2010 resulted in lower revenues as compared to 2009. Operating expenses were also slightly higher than in 2009. The lower revenues and elevated expenses are causing the property to continue to operate below breakeven. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2009 the property operated with an average occupancy of 90%. Occupancy declined to 81% during the first half of 2010, but improved to 94% by the end of the third quarter. Occupancy decreased through the fourth quarter of 2010, with just 81% of units occupied as of December. This decline in occupancy is the result of the poor economic situation of the surrounding area. Due to low occupancy in 2010, revenues have declined, causing the property to operate below breakeven. The mortgage, property taxes and insurance are current.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2009, the average occupancy at the property was 92%. Due to the depressed local economy, average occupancy declined to 88% in 2010, resulting in slightly lower rental revenue. Operating expenses remained constant through 2010. This property continues to operate below breakeven as a result of low revenues. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. Through the fourth quarter of 2010 average occupancy is 88% with operations just reaching breakeven status. Occupancy improved slightly to 85% as of December 31, 2010 from 80% recorded as of the end of September 2010. The rent collection and eviction policies are being strictly enforced; no further collection issues are anticipated. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hawthorne Associates, LP effective the fourth quarter of 2010.

Bienville Partnership (Bienville Apartments) is a 32-unit complex located in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel and systems in place to improve operations. The new operating general partner's first order of businesses was to address any existing deferred maintenance, and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In addition, they built a fence around the property, added high intensity exterior lighting and closed off one entrance to the property to reduce traffic. Security has improved as a result. In June there was a fire at neighboring Bienville III Apartments, which displaced five rental assisted units. At the time, Bienville Apartments could accommodate these tenants so they were moved to Bienville Apartments on a temporary basis. As a result, occupancy at Bienville improved to 100% as of June 30, 2010. The repairs at Bienville III were completed in September and those displaced tenants were then moved from Bienville back to Bienville III. As a result, occupancy at Bienville dropped to 84% as of September 30, 2010. Management then refocused on leasing and marketing and they have improved occupancy to 97% as of December 31, 2010. According to the operating general partner, they improved their relationship with the local HUD office and other community action agencies and this has been effective at driving prospective tenants to the property. The investment general partner will monitor occupancy and expenses at the site and continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 42

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 42 reflects a net loss from Operating Partnerships of $(329,576) and $(959,208), respectively, which includes depreciation and amortization of $1,268,772 and $1,289,992, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy is at 80% as of the end of the fourth quarter of 2010. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. Also, they have had to deal with ongoing evictions for non-payment of rent. While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past year. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in early August. They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. It was also concluded that the new manager was professional and effective in her role. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 90% for 2009 and 91% for 2010. The property operated below breakeven in 2009, but it has improved to above breakeven in 2010. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current as of December 31, 2010. Accounts payable and accrued expenses stood at approximately $66,400 as of December 2010, up approximately $8,900 from December 2009.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO. The property operated well above breakeven in 2009 and occupancy remained strong for the year averaging 97%. Through the fourth quarter of 2010 the property continues to have strong occupancy and operate above breakeven. All real estate taxes, insurance, and mortgage payments are current as of December 31, 2010. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement. Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager's limited tax credit experience and knowledge of the program. A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property's issues and a new site manager began in the beginning of May 2009. This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property. Another site visit was conducted at the property in July 2009. Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues. A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score. The investment general partner also had a consultant perform a site inspection in June of 2010. The consultant advised that the property was in good physical condition and the files were in excellent condition.

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

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and reoccupied. In May 2008, the 8823s from the Colorado Finance Housing Agency for the ten units that were off-line with the IRS were corrected. In 2009, two units were discovered to be in need of structural repairs related to the floor joists. Management obtained bids and work was completed in June 2009 on the first unit. The bid was for $5,000 and was paid from operating cash. This unit was brought back on-line and was re-tenanted in late June. A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009. The repairs were anticipated to be complete during the third quarter of 2009; however, the scope of work increased after further investigation. The contractor honored the original bid of $4,000 and was paid from operating cash. The unit was re-tenanted in December 2009. No additional units in need of structural repairs have been identified. The property operated above breakeven in 2008 and 2009 with the help of strong occupancy. Through the fourth quarter of 2010, the average occupancy was 97% for the year and the property operated above breakeven. All real estate taxes, insurance, and mortgage payments are current as of December 31, 2010. The operating general partner's obligation to fund operating deficits is unlimited in time and amount. The investment general partner also had a consultant perform a site inspection in June of 2010. The consultant advised that the property was in good physical condition and the files were in excellent condition.

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

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. In 2009, average occupancy was 95%; however, the property continued to operate below breakeven due to high operating expenses. Occupancy continues to be strong and was 99% in 2010. Operating expenses are high mainly due to high maintenance costs, the result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continues to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $1,800,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010.

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

Series 43

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 43 reflects a net loss from Operating Partnerships of $(661,595) and $(815,824), respectively, which includes depreciation and amortization of $1,629,994 and $1,756,284, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Henderson Fountainhead, L.P. (Seven Points Apartments) is a 36-unit family property located in Seven Points, TX. There was a fire at the property on May 12, 2010. The fire started in the attic of Building 7, severely damaging two units and causing minor damage in the remaining two units in the building. Wiring that was not replaced when the property was rehabbed in 2003 caught fire in the attic and quickly spread throughout the building. Unit fire alarms functioned properly and all residents were able to escape without injury. Insurance proceeds were sufficient to cover the cost of repairs. The repair work was completed December 20, 2010. City inspectors approved all work completed and no credit loss or recapture is anticipated. The results of the USDA inspection were anticipated to be received in January 2011. Through the end of the fourth quarter of 2010, occupancy was 81% with above breakeven operations. All real estate tax, insurance and mortgage payments are current.

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

Occupancy averaged 90% for 2009 and 91% for 2010. The property operated below breakeven in 2009, but it has improved to above breakeven in 2010. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current as of December 31, 2010. Accounts payable and accrued expenses stood at approximately $66,400 as of December 2010, up approximately $8,900 from December 2009.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In recent years, management has implemented a variety of concessions including lowering the security deposit from one month's rent to $99, waiving the $20 application fee, and offering one month free rent. In addition, private rental assistance of up to $200/month has been offered for qualified applicants. While these concessions improved occupancy, the property continued to operate at a deficit. In an effort to improve cash flow, management removed the concessions after occupancy reached 100% in March 2009. Afterwards, occupancy immediately began to decline and ended September 2009 at 83%. The concessions were then reinstated and occupancy improved to 88% by year-end 2009. Occupancy has remained steady in 2010, averaging 91% year-to-date and ending the fourth quarter of 2010 with only one vacant unit for occupancy of 96%. In addition, the property is operating slightly above breakeven according to 2010 unaudited financial statements, due in part to a $5 rent increase effective January 1, 2010, and the successful recovery of $2,400 of previously written-off bad debt. Management reported that another $5 rent increase would go into effect January 1, 2011. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expired in February 2009 but he continues to fund deficits as needed. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property located in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 that increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System; an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and average occupancy has since increased to 83% as of December 31, 2010. Occupancy ended the year at 81% with operations below breakeven status. Currently there are six vacant units, one of which has rental assistance. Management is currently processing four applications and hopes to reach 95% occupancy. Real estate taxes, insurance and mortgage payments are current. The operating general partner's operating deficit guaranty expires at the end of September 2012 and he continues to fund deficits as required. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, L.P. (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In 2009, the property operated below breakeven due to decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the fourth quarter of 2010, occupancy improved and as of December the property was 93% occupied. Despite improved occupancy, the property operated below breakeven in 2010. Low rental rates in the area continue to negatively impact cash flow. The management company continues to market the available units by working closely with the housing authority and by continuing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Winn Residential became the new managing agent effective October 1, 2010. However, an executed management agreement has not been submitted. The operating general partner is reviewing the proposed agreement. The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. Tenant receivables are an issue that has historically plagued the profitability of the project. However, in 2010, the property collected a large portion of current tenant receivables. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Management has made significant progress by adamantly voicing concerns and prosecuting tenants in New York City tenant court. The tenant delinquency report and rent roll indicate that a significant portion of the accounts receivable are attributable to tenants who have inhabited the property for more than 10 years. Winn has also made payments towards reducing accounts payables. The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner has requested the 2011 operating budget in order to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Through the fourth quarter of 2010, utility costs have decreased in comparison to 2009 audited figures. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of December 31, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in October 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That has not turned out to be the case with approximately half of the operating deficit reserve used through December 31, 2010. If this continues, the operating deficit reserve will be depleted towards the end of first quarter or the beginning of the second quarter of 2011. If the rental market in Atlanta does not start to materially improve in the first half of 2011, the Operating Partnership may not be able to make its monthly interest only mortgage payments through year end 2011, or in 2012 when amortization re-starts. This could expose the Operating Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of December 31, 2010.

Series 44

As of December 31, 2010 and 2009, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 44 reflects a net loss from Operating Partnerships of $(907,759) and $(894,308), respectively, which includes depreciation and amortization of $1,801,546 and $1,807,940, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010. Prior to the permanent mortgage conversion that occurred in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest. The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner. Because of its non-profit status, the new operating general partner will entitle Post Oak East, L.P. to a full abatement of the real estate taxes, saving the property approximately $150,000 annually. The 2010 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property should operate above breakeven going forward. The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0). In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement. However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect. The property's mortgage, real estate tax, and insurance payments are current as of December 31, 2010.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. In 2009, the property operated below breakeven. The operating general partner, through operating deficit loans, funds all operating deficits. Occupancy improved throughout the fourth quarter resulting in an average occupancy of 94% for 2010 and year end occupancy of 93%; a slight increase from 2009. With the improvement in occupancy and steady traffic flow at the site, management has discontinued a move-in special offer. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Though occupancy increased, the property is operating below breakeven through the fourth quarter of 2010. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted rental concessions, and unexpected expenses. Recently, there has been an issue of front doors being damaged. In response, management increased the security patrol and the hours. This led to a payment of $12,000 more than budgeted for security. Additionally, $8,400 was paid towards unexpected roof repairs. Moreover, the operating general partner had to pay $17,000 for business licenses dating back to 2006 that the former owner did not pay nor disclose during the transfer of operating general partner. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of December 31, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in October 2010. The property was found to be in excellent condition. The investment general partner will continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That has not turned out to be the case with approximately half of the operating deficit reserve used through December 31, 2010. If this continues, the operating deficit reserve will be depleted towards the end of first quarter or the beginning of the second quarter of 2011. If the rental market in Atlanta does not start to materially improve in the first half of 2011, the Operating Partnership may not be able to make its monthly interest only mortgage payments through year end 2011, or in 2012 when amortization re-starts. This could expose the Operating Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of December 31, 2010.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN. Occupancy in 2009 averaged 87% and the property operated below breakeven. Bad debt was an issue in 2009 due to the overall economy with tenants losing their jobs. Maintenance expenses were $861 higher than the state average on a per unit basis. As of December 31, 2010, accrued taxes totaled $411,718. Occupancy averaged 93% in 2010 with operations remaining below breakeven. Operations are in line with 2009 results. The operating general partner is currently paying between $15,000 and $25,000 per month towards accrued real estate taxes depending on available cash flow. The operating general partner is no longer funding operating deficits as needed. The mortgage payments, insurance, and accounts payable are all current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of thirty low income housing tax credit units located in fifteen duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009 occupancy averaged 88% for the year. The property operated below breakeven in 2009. Total revenue decreased while operating expenses increased from the prior year. Operating expenses were 13% above the state average. The property had tenant receivables of $16,679 as of year-end 2009 and bad debt of $11,852. As of the fourth quarter of 2010, the property was 100% occupied. The property operated slightly below breakeven in 2010, but with a significant improvement by year-end. The investment general partner has initiated monthly conference calls with the operating general partner to discuss operations and will monitor operations until above breakeven operations can be verified. The property was inspected in June 2010 and was found to be in excellent condition. All real estate taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 45 reflects a net loss from Operating Partnerships of $(1,031,350) and $(1,168,700), respectively, which includes depreciation and amortization of $2,210,227 and $2,306,619 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidy to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Consequently, as of December 31, 2010, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. Also, Baldwin Villas is in technical default on its mortgage payable.

During 2006, occupancy at Baldwin Villas averaged over 90% and the property generated $61,425 in cash. Due in part to the decreased availability of portable Section 8 vouchers caused by funding constraints, average occupancy declined in 2007 to 82% and the property operated below breakeven. In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin. The property continued to operate below breakeven in 2008 and 2009 with occupancy averaging 89% and 88%, respectively. Average occupancy for 2010 was 89% and the property continued to operate below breakeven. Unemployment is high in Pontiac, a suburb of Detroit, and the local housing authority has stopped issuing vouchers due to funding cuts. Operating expenses remain well above state averages due to the fact that the property consists of single family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management began using a new credit agency for more comprehensive credit checks in August 2008 in an effort to curb unit turnovers and tenant receivables; however, evictions for non-payment of rent continue to be an issue. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis every other month. During 2009 and 2010 the site manager worked with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2010, these principal payments remain deferred. The scheduled principal payments for 2008 and 2009 have not been paid as well, although the lender elected to convert these payments to a separate demand note executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. Although the lender has not yet issued a default notice to the Operating Partnership, the operating general partner is attempting to resolve this issue with the lender. As of December 31, 2010, the Operating Partnership remains current on the interest portion of its debt service as well as its property insurance obligations. In January 2011, Baldwin Villas received a Tax Foreclosure Notice from the Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $100,915 are due on March 31, 2011 or the County has the right to take the property through foreclosure.  The operating general partner met with the County in early February 2011 and received an initial extension for payment until April 30, 2011.  During the first quarter of 2011, the operating general partner will present a payment plan to the County that will request a further extension of the payment date. Real estate taxes for 2009 remain unpaid, but the operating general partner did file an appeal for 2009 real estate taxes, which is currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. The investment general partner continues to press the operating general partner for a plan to pay down unpaid real estate taxes and growing payables.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. In 2009, the property operated below breakeven. The operating general partner, through operating deficit loans, funds all operating deficits. Occupancy improved throughout the fourth quarter resulting in an average occupancy of 94% for 2010 and year end occupancy of 93%; a slight increase from 2009. With the improvement in occupancy and steady traffic flow at the site, management has discontinued a move-in special offer. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Though occupancy increased, the property is operating below breakeven through the fourth quarter of 2010. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted rental concessions, and unexpected expenses. Recently, there has been an issue of front doors being damaged. In response, management increased the security patrol and the hours. This led to a payment of $12,000 more than budgeted for security. Additionally, $8,400 was paid towards unexpected roof repairs. Moreover, the operating general partner had to pay $17,000 for business licenses dating back to 2006 that the former owner did not pay nor disclose during the transfer of operating general partner. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Series 46

As of December 31, 2010 and 2009, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2010, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2010 and 2009, Series 46 reflects a net loss from Operating Partnerships of $(495,629) and $(437,729), respectively, which includes depreciation and amortization of $1,035,354 and $957,242, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Linden-Shawnee Partners, L.P. (Linden's Apartments) is a 54-unit family development located in Shawnee, OK. Occupancy averaged 92% in 2008, but decreased to an average of 85% during 2009. The local economy in Shawnee experienced negative effects due to decreasing employment levels, causing the local resident population to seek employment in Oklahoma City where there were more available job opportunities. The property rents are lower than fair market rents in the area. This prompted management to target residents of the competing properties by sending a mass mailing to over 700 residences to promote the lower rents at Linden's Apartments. Management sent another mass mailing in October 2009 to over 500 units with slightly lower rents. The mailing was to all rental units excluding nursing homes that offered incentives of up to two months free rent. In order to increase visibility of the property from the street, management cleared trees between the property and the road in the fall of 2009. These assertive leasing initiatives proved to be effective as the occupancy level rebounded to 94% by December of 2009 and averaged 94% through the fourth quarter of 2010. The property continued to operate above breakeven through year-end 2010. As property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Linden-Shawnee Partners, LP effective the fourth quarter of 2010.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Wagoner is a small town with limited employment opportunities. Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. A more experienced manager took over the property in 2009 and has increased marketing efforts and worked closely with local businesses to improve occupancy through referrals. With the increased marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance premiums increased due to an increase in insurance claims in 2008/2009, and are expected to remain high through 2010. However, the operating general partner is working with a local insurance agent in an effort to reduce those costs. Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven. Although in the fourth quarter of 2010 the property was operating below breakeven with an average occupancy of 83%, for all of 2010 the property operated at above breakeven status. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy, averaging 97% in 2009 and 2010, the property operated just below breakeven. The operating managing member was planning to appeal the assessed value of the property via the Payment Under Protest process in December 2010. However, the first half of the 2010 taxes needed to be paid in full at the time of appeal and, although the taxes are now current (see below), they were not paid by the due date, due to timing of the availability of funds to pay them. The managing member intends to file an appeal during the next appeal process (March 2011). In addition, because occupancy is very strong, in September 2010, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010. The property's December 2010 operations improved to above breakeven. Along with a slight reduction in real estate taxes, the property should be able to operate consistently above breakeven. In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its current balance to its original commitment amount. This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears. The monthly mortgage and insurance payments are also current as of December 31, 2010.

Panola Housing Ltd. (Panola Housing) is a 32-unit multifamily development located in Carthage, TX. In 2009, despite average occupancy of 99%, the property operated below breakeven. There was a 25% increase in operating expenses in 2009, specifically maintenance costs. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. There was $10,000 in Rural Development required repairs in the first quarter of 2010 that caused operations to remain below breakeven in early 2010. These repairs were later funded out of reserves. According to the operating general partner, all repairs were completed as of March 31, 2010, and maintenance expenses have normalized. Management implemented a $40 per unit rent increase in April that applies to new tenants as well as renewals. Occupancy ended the fourth quarter of 2010 at 100% and according to the unaudited financials, the property is operating above breakeven. According to the operating general partner, they have a strong manager in place and they anticipate continued improvement in operations. The operating general partner is also exploring the possibility of another rent increase in early 2011. The investment general partner will monitor operations quarterly and discuss issues with the operating general partner and management as needed. The low income housing tax credit compliance period expires on December 31, 2018. All real estate tax, mortgage, and insurance payments are current.

Howard Park Limited (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. The property operated with below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing to pay the balance of the 2009 taxes, with the expectation they would be paid during the fourth quarter of 2010. However, according to the county's tax office, the balance of the 2009 taxes was not paid during the fourth quarter of 2010. The operating general partner has not yet returned the investment general partner's request for his plan to meet the delinquent tax obligation. The investment general partner will continue to monitor property operations and ensure that the tax payment is made. The low income housing tax credit compliance period expires on December 31, 2014.

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

Principal Accounting Policies and Estimates - continued

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

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Operating Partnerships plus advances made to Operating Partnerships, represents its maximum exposure to loss.  The Partnership's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 14, 2011		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 14, 2011	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.