Form 10-K
period 2011-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2011-07-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011 or

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
Beneficial Assignee Certificates

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

None

BOSTON CAPITAL TAX CREDIT FUND IV L.P.
FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2011

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

The assignor limited partner was formed for the purpose of serving in that capacity for the Fund and will not engage in any other business. Units of beneficial interest in the limited partnership interest of the assignor limited partner are assigned by the assignor limited partner by means of beneficial assignee certificates ("BACs") to investors and investors are entitled to all the rights and economic benefits of a limited partner of the Fund including rights to a percentage of the income, gains, losses, deductions, credits and distributions of the Fund.

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC.  On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective.  On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective.  On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective.  As of March 31, 2011, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

Description of Business

The Fund's principal business is to invest as a limited partner in other limited partnerships (the "Operating Partnerships") each of which will own or lease and will operate an apartment complex exclusively or partially for low- and moderate-income tenants.  Each Operating Partnership in which the Fund invests owns apartment complexes, which are completed, newly-constructed, under construction or rehabilitation, or to-be constructed or rehabilitated, and which are expected to receive government assistance.  Each apartment complex is expected to qualify for the low-income housing tax credit under Section 42 of the Code (the "Federal Housing Tax Credit"), providing tax benefits over a period of ten to twelve years in the form of tax credits which investors may use to offset income, subject to certain strict limitations, from other sources.  Some apartment complexes may also qualify for the historic rehabilitation tax credit under Section 47 of the Code (the "Rehabilitation Tax Credit").  Section 236 (f) (ii) of the National Housing Act, as amended, and Section 101 of the Housing and Urban Development Act of 1965, as amended, each provide for the making by HUD of rent supplement payments to low income tenants in properties which receive other forms of federal assistance such as tax credits.  The payments for each tenant, which are made directly to the owner of their property, generally are in such amounts as to enable the tenant to pay rent equal to 30% of the adjusted family income.  Some of the apartment complexes in which the Fund has invested are receiving their rent supplements from HUD.  HUD has been in the process of converting rent supplement assistance to assistance paid not to the owner of the apartment complex, but directly to the individuals.  At this time, the Fund is unable to predict whether Congress will continue rent supplement programs payable directly to owners of apartment complexes.

As of March 31, 2011 the Fund had invested in 17 Operating Partnerships on behalf of Series 20, 9 Operating Partnership on behalf of Series 21, 22 Operating Partnerships on behalf of Series 22, 16 Operating Partnerships on behalf of Series 23, 20 Operating Partnerships on behalf of Series 24, 16 Operating Partnerships on behalf of Series 25, 40 Operating Partnerships on behalf of Series 26, 15 Operating Partnerships on behalf of Series 27, 26 Operating Partnerships on behalf of Series 28, 21 Operating Partnerships on behalf of Series 29, 17 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 15 Operating Partnerships on behalf of Series 32, 9 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 20 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating partnerships on behalf of Series 46.  A description of these Operating Partnerships is set forth in Item 2 herein.

The business objectives of the Fund are to:
(1)
Provide current tax benefits to investors in the form of Federal Housing Tax Credits and, in limited instances, a small amount of Rehabilitation Tax Credits, which an investor may apply, subject to strict limitations, against the investor's federal income tax liability from active, portfolio and passive income;

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

(3)	Provide tax benefits in the form of passive losses which an investor may apply to offset his passive income (if any); and
(4)
Provide cash distributions (except with respect to the Fund's investment in some non-profit Operating Partnerships) from capital transaction proceeds.  The Operating Partnerships intend to hold the apartment complexes for appreciation in value.  The Operating Partnerships may sell the apartment complexes after a period of time if financial conditions in the future make such sales desirable and if such sales are permitted by government restrictions.

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
- limitations on cash distributions;
- limitations on sales or refinancing of Operating Partnerships;
- limitations on transfers of interests in Operating Partnerships;
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

We currently do not have sufficient cash resources to satisfy our financial liabilities.  Furthermore, we do not anticipate that we will have sufficient available cash to pay our future financial liabilities.  Substantially all of our existing liabilities are payable to our general partner and its affiliates.  Though the amounts payable to the general partner and its affiliates are contractually currently payable, we do not believe that the general partner or its affiliates will demand immediate payment of these contractual obligations in the near term; however, there can be no assurance that this will be the case.  We would be materially adversely affected if the general partner or its affiliates demanded payment in the near term of our existing contractual liabilities or suspended the provision of services to us because of our inability to satisfy these obligations.   All monies currently deposited, or that will be deposited in the future, into the Fund's working capital reserves are intended to be utilized to pay our existing and future liabilities.

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

The Fund has acquired a limited partnership interest in 467 Operating Partnerships in 27 series, identified in the table set forth below.  The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit.  Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy."  The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus.  The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Ashbury Apartments	Sioux Falls, SD	48	$1,065,003	4/94	6/94	100%	$806,117

Bennetts Pointe Apts.	Bennetsville, SC	32	1,274,688	3/94	8/94	100%	281,100

Bradley Manor	Bradley, AR	25	759,756	8/94	3/95	100%	182,044

Club Goldenrod II, Apartments	Orlando, FL	220	6,712,966	4/94	6/95	100%	3,681,417

Concordia Manor I	St. Croix, VI	22	1,397,454	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	675,292	5/94	3/94	100%	175,182

Edison Lane Apartments	Edison, GA	24	688,042	9/94	10/95	100%	204,561

Fairoaks Lane Apts.	Rincon, GA	44	1,354,395	7/94	5/95	100%	339,284

Floral Acres II	Waggaman, LA	32	982,033	5/94	8/94	100%	228,457

Forest Glen Village	Vidalia, GA	46	1,269,188	7/94	2/95	100%	378,777

Gardenview Apartments	Pasedena, TX	309	4,279,370	6/94	9/95	100%	2,261,021

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	$645,442	5/94	1/94	100%	$176,621

Hillside Apartments	Cynthiana, KY	48	431,437	10/94	4/95	100%	643,850

Kristine Apartments	Bakersfield, CA	60	942,697	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,432,089	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,597,111	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	884,300	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Black River Run	Black River Falls, WI	48	$913,457	10/94	12/94	100%	$350,531

Forest Glen at Sully Station	Centreville, VA	119	5,581,437	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	928,725	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,735,012	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	679,437	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	721,227	10/94	7/95	100%	176,953

Pinedale Apartments II	Menomonie, WI	60	1,053,678	10/94	12/94	100%	869,798

Pumphouse Crossing II Apartments	Chippewa, WI	48	1,065,634	10/94	12/94	100%	692,840

Tower View Apartments	Tower City, PA	25	1,064,561	11/94	5/95	100%	268,863

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Albemarle Village	Hertford, NC	36	$1,342,867	1/95	9/94	100%	$321,628

Bayou Crossing	Riverview, FL	290	8,111,406	11/94	1/96	100%	2,854,036

Black River Run Apts.	Black River Falls, WI	48	913,457	3/95	12/94	100%	395,279

Club II Goldenrod	Orlando, FL	220	6,712,966	3/95	6/95	100%	2,106,975

Cobblestone Apartments	Fuquay, NC	33	1,347,032	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,429,897	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,408,792	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,206,478	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	694,677	10/95	12/96	100%	756,656

Highland House	Boston, MA	14	1,978,276	12/96	5/97	100%	586,492

Kimbark 1200 Apts.	Longmont, CO	48	1,845,225	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,395,135	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,234,959	8/98	6/98	100%	240,900

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Marksville Square	Marksville, LA	32	$908,780	1/95	1/96	100%	$268,848

Neshoba County	Philadelphia, MS	25	814,755	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	521,442	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	953,263	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	657,079	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	852,516	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,800,000	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,493,837	12/94	6/95	100%	1,810,416

Twin City Villa	Festus, MO	40	1,090,786	1/95	11/95	100%	679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bayou Crossing	Riverview, FL	290	$8,111,406	4/95	1/96	100%	$4,281,054

Concordia Manor II	St. Croix, VI	20	1,429,897	1/95	11/95	100%	259,445

Concordia Manor III	St. Croix, VI	20	1,408,792	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	713,844	5/95	5/95	100%	1,551,605

Great Pines Apts.	Hurleyville, NY	26	1,086,301	7/95	12/95	100%	340,835

Ithaca Apts. I	Ithaca, MI	28	533,560	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,845,225	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,205,303	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	857,987	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	627,118	5/95	2/95	100%	163,637

Riverview Apartments	St. Louis, MO	42	1,173,875	8/95	12/95	100%	1,160,308

St. Peters Villa	St. Peters, MO	54	1,379,987	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,800,000	1/95	3/96	100%	1,399,532

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Twin City Villa	Festus, MO	40	$1,090,786	2/95	11/95	100%	$679,176

Village Woods Est.	Kansas City, KS	45	1,235,078	5/95	12/95	100%	1,704,928

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Autumn Ridge Apartments	Shenandoah, VA	34	$1,475,399	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,073,930	12/95	11/96	100%	332,470

Century East Apts. IV	Bismark, ND	24	535,622	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	534,703	11/95	9/95	100%	399,962

Cooper's Crossing	Irving, TX	93	2,991,936	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,099,454	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	983,637	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,075,407	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	527,585	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	792,400	11/95	4/96	100%	210,714

Madison Park IV	Boston, MA	143	13,147,712	5/96	3/97	100%	1,220,537

New Hilltop Apartments	Laurens, SC	72	1,512,028	11/95	11/95	100%	450,039

North Hampton Pl.	Columbia, MO	36	638,432	11/95	3/96	100%	1,002,996

Northfield Housing, L.P.	Jackson, MS	5	131,264	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,335,225	7/96	7/96	100%	335,225

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Park Meadow Apartments	Gaylord, MI	80	$1,484,111	9/95	4/97	100%	$1,753,158

Shadowcreek Apartments	Overton, NV	24	1,174,319	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,170,324	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	2,781,211	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Dunlap Acres	West Point, MS	50	$784,843	9/96	4/96	100%	$522,160

Century East II Apts.	Bismark, ND	24	417,063	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,169,837	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	778,459	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	804,905	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	951,769	9/96	4/97	100%	2,242,394

Lenox Ave. Apts.	Manhattan, NY	18	558,603	10/96	9/97	100%	955,524

Madison Park IV	Boston, MA	143	13,147,712	5/96	3/97	100%	2,169,843

Rose Square	Connellsville, PA	11	376,309	10/96	2/97	100%	288,209

Rosewood Estates, II	Bladenboro, NC	16	652,403	9/96	12/96	100%	124,304

Shannon Rentals	Shannon, MS	48	1,204,483	4/96	1/97	100%	324,990

Smith House	Roxbury, MA	132	659,315	4/96	3/97	100%	1,031,269

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Sutton Place	Indianapolis, IN	360	$5,085,000	11/96	10/97	100%	$823,257

The Mary Ryder Home	St. Louis, MO	48	753,925	6/96	1/97	100%	1,591,573

Washington Arms	Dayton, OH	93	2,175,014	2/96	2/95	100%	203,859

Wyandotte Apts.	Los Angeles, CA	73	2,781,211	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Academy Apts.	West Point, VA	32	$1,116,262	4/97	3/98	100%	$263,722

Brookhaven Apts.	Shrevport, LA	35	979,907	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	128,811	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	518,862	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	529,374	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	507,281	2/96	12/95	100%	414,507

Country Edge Apts.	Fargo, ND	48	737,637	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	685,520	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	481,717	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	443,328	8/96	8/96	100%	525,631

Edgewood Estates Apts.	Edgewood, TX	22	559,077	6/97	11/96	100%	173,436

Escher Street SRO	Trenton, NJ	104	1,060,867	4/97	5/98	100%	3,734,928

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Grandview Apartments	Fargo, ND	36	$971,217	8/96	8/96	100%	$1,069,522

Grayson Manor	Independence, VA	32	952,505	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,276,853	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,215,797	11/97	4/98	100%	295,538

Hazeltine Apts.	Los Angeles, CA	35	1,186,592	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	1,018,930	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	534,707	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	526,206	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	932,233	12/98	5/99	100%	444,136

Liberty Village Apts.	Liberty, NY	32	1,697,266	1/97	5/97	100%	437,448

Little Valley Est.	Little Valley, NY	24	1,104,142	1/97	4/97	100%	284,257

Maxton Green Apts.	Maxton, NC	32	904,617	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	785,986	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	890,384	2/96	1/96	100%	229,775

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Mosby Forest Apts.	Littleton, NC	24	$506,081	10/96	10/96	100%	$496,753

New Hope Bailey Apts.	De Ridder, LA	40	775,047	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,902,755	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	612,624	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	790,435	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	648,428	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,019,465	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,104,057	5/96	11/96	100%	349,889

Village Estates Apts.	Victoria, VA	32	1,107,541	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,104,723	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,056,799	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	990,234	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	734,563	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

AHAB Rental Units Phase II	Springfield, MO	17	$375,301	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	849,829	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	879,569	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	302,387	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,585,895	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	997,197	1/98	12/96	100%	245,516

Holly Heights Apts.	Storm Lake, IA	32	454,081	4/97	8/98	100%	614,058

Lake Apts. II	Fargo, ND	24	521,962	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	2,013,041	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,395,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Pear Village Apts.	Leitchfile, KY	16	$143,934	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	4,582,700	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	7,656,856	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	686,492	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

1374 Boston Road L.P.	New York, NY	15	$54,639	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	613,456	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	920,289	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	867,844	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	868,663	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	701,454	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	889,894	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	934,918	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	881,303	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,805,857	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	938,194	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,046,262	3/98	8/98	100%	922,119

Milton Village Apts.	Milton, NY	32	1,167,648	2/97	6/97	100%	1,192,184

Neighborhood Restorations VII	West Philadelphia, PA	72	654,420	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Park Plaza I & II	West Memphis, AR	128	$2,539,286	12/97	11/96	100%	$553,954

Park Village Apts.	Athens, TN	80	1,074,590	10/98	6/99	100%	1,992,486

Pin Oak Village	Bowie, MD	110	8,963,899	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,289,795	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,582,700	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	609,239	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,957,153	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	970,623	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	497,862	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	658,496	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	360,717	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	190,411	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

The Arbor Park Apts.	Jackson, MS	160	$5,160,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	4,344,118	7/97	11/98	83%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,845,888	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	528,509	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	377,987	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,310,762	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,260,419	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,415,778	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	440,340	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,366,503	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	692,847	2/97	7/97	100%	697,511

Lutkin Bayou Apts.	Drew, MS	36	783,439	11/97	6/97	100%	192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,328,635	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	625,512	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,395,000	2/98	6/99	100%	3,199,520

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Palmetto Place Apts.	Benton, LA	40	$1,201,381	10/98	4/99	100%	$1,153,878

Pecan Hill Apts.	Bryson, TX	16	336,787	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	436,956	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	443,889	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	746,601	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,365,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Country Estates Apts.	Farmville, VA	24	$860,897	3/98	7/99	100%	$223,562

Emerald Trace II Apts	Ruston, LA	24	239,602	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	755,583	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,646,237	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,495,730	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,348,335	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	7,109,037	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,405,793	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	688,037	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	557,214	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Park Trace Apts.	Jackson, TN	84	$1,459,652	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,803,057	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	535,944	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	927,089	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	1,013,501	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	842,503	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	706,029	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bent Tree Apts.	San Angelou, TX	112	$2,346,376	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	507,115	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	764,983	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,076,720	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	299,911	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,619,314	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	590,670	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	693,825	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	465,012	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	635,835	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,122,202	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	396,813	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	609,160	11/97	11/98	100%	193,766

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Munjoy South Townhouse Apts.	Portland, ME	140	$3,146,964	9/97	10/98	100%	$777,411

Nottoway Manor	Blackstone, VA	28	827,628	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,414,877	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	853,014	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	684,109	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	720,802	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,827,335	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	806,530	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	2,954,414	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	786,972	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	406,388	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	7,100,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Chardonnay Apts.	Oklahoma City, OK	14	$23,297	1/98	1/97	100%	$393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,193,048	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	786,056	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,315,437	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,218,980	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	8,000,000	6/98	12/99	100%	2,911,900

Hallman Court Apts.	Rochester, NY	77	8,276,853	1/99	7/00	100%	266,536

Parkside Plaza Apts	New York, NY	39	1,319,661	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,074,590	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	810,373	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	176,020	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	739,536	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	757,733	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	737,629	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bradford Park Apts.	Southhaven, MS	208	$9,670,000	10/98	12/99	100%	$302,884

Bradford Square North Apts.	Jefferson City, TN	50	978,729	10/98	9/99	100%	1,456,415

Columbia Luxar	Dallas, TX	125	3,218,980	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,747,583	3/98	7/99	100%	3,652,119

Harbor Pointe	Benton Harbor, MI	84	1,366,503	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,316,015	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	2,013,041	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,112,863	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Abby Ridge Apts.	Elizabethtown, KY	24	$364,946	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	566,200	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	345,715	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,785,187	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,670,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,505,954	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,382,741	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,316,015	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	7,109,037	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	633,619	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,009,170	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	9,870,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,504,297	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Ashton Cove Apts.	Kingsland, GA	72	$1,693,843	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,125,000	4/99	12/99	100%	1,637,797

Brazoswood Apts.	Clute, TX	72	1,875,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	4,046,210	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,539,710	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,715,751	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	710,862	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,646,237	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	349,920	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,504,297	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,881,557	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Annadale Apts.	Fresno, CA	222	$15,026,391	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,502,586	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	2,377,108	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,216,230	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,114,201	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,855,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,439,004	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	341,130	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,881,557	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	874,490	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	658,115	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Ashton Ridge Apts.	Jackson, MS	144	$2,502,586	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,816,474	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	4,046,210	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,439,004	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	3,719,300	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	9,870,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Andover Crossing Apts.	Andover, KS	80	$2,129,837	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,277,733	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,202,030	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,133,925	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,071,653	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,219,161	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	277,213	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	875,281	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	758,314	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,277,733	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,661,952	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	808,100	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,133,925	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	711,322	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	845,109	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,096,013	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	539,703	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	774,647	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$827,762	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,816,474	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	608,079	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	752,251	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,083,810	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	483,105	2/01	6/01	100%	1,836,027

Mason's Point Apts.	Hopkinsville, KY	41	1,217,189	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,563,223	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,101,149	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,201,321	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,295,909	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	339,950	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	426,779	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,485,910	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	25,575,719	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,253,760	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bienville Apts.	Ringhold, LA	32	$760,835	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	973,857	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,022,224	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	968,029	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,661,648	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,269,188	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	340,688	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,548,647	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,420,332	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,418,041	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,563,223	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	376,604	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	658,683	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	491,651	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	802,636	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Sandalwood Apartments	Toppenish, WA	20	$972,993	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,394,932	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	25,575,719	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	789,407	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bellamy Mills Apartments	Dover, NH	30	$1,395,394	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	969,089	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	731,788	7/02	12/03	100%	511,573

Chester Townhouses Phase II	Chester, SC	52	1,966,681	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	1,972,067	7/02	12/03	100%	924,532

Cooper’s Crossing Apartments	Los Colinas, TX	93	2,991,936	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,399,582	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,548,647	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,339,927	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,420,332	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,297,576	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,418,041	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Natchez Place Apartments	Natchez, MS	32	$799,578	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	131,264	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,484,111	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	605,968	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,414,319	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,815,163	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,105,729	7/02	12/03	100%	738,573

Tiffany Square	Lakewood, CO	52	1,902,200	7/02	12/03	100%	636,566

Wingfield Apartments II	Kinder, LA	42	300,160	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Alexander Mill Apartments	Lawrenceville,GA	224	$11,777,096	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,835,098	9/02	12/03	100%	1,342,431

Ashbury Park	Aurora, CO	44	2,235,512	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	248,101	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,494,020	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,214,500	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,966,681	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	296,626	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,399,582	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	747,705	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,420,332	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,418,534	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	809,977	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,227,068	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,066,923	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Parkside Plaza Apartments	New York, NY	34	$1,319,661	1/04	5/01	100%	$-

Parkside Apartments	Coleman, MI	40	853,976	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	708,138	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	950,631	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	1,927,431	9/02	12/03	100%	672,657

Stottville Court Apartments	Stockport, NY	28	1,104,398	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	934,307	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Alexander Mills Apts.	Lawrenceville, GA	224	$11,777,096	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,228,853	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	11,962,924	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,309,155	5/03	6/04	100%	2,005,916

Memphis 102	Memphis, TN	102	1,803,202	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	939,598	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,867,480	10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,302,427	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,589,299	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,840,186	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Baldwin Villas Apts.	Pontiac, MI	65	$4,816,474	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	869,728	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	969,089	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	11,962,924	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,262,426	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,307,981	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	535,167	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	629,545	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	784,329	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,548,647	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	401,472	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,523,931	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,248,233	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	858,708	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	699,533	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	905,076	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	839,891	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2011

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

London Village	London, KY	32	$594,262	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,242,004	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	876,540	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	984,145	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	815,646	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,392,951	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,515,773	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,215,018	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,070,757	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	701,585	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,210,696	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,359,599	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2011

Property Name	Location	Units	Mortgage Balance as of 12/31/10	Acq Date	Const Comp	Qualified Occupancy 3/31/11	Cap Con paid thru 3/31/11

Bartlett Bayou Apartments	Pascagoula, MS	48	$869,728	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	756,953	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,132,059	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,219,593	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,083,145	11/03	7/04	100%	621,519

Kensington Heights Apts.	Kansas City, MO	126	4,617,324	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	6,993,517	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	1,140,766	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,472,108	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	763,956	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,450,000	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	528,726	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	878,009	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,166,062	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	967,780	1/04	1/04	100%	341,377

Item 3.	Legal Proceedings

None.

Item 4.	(Removed and Reserved.)

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock.  There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders
As of March 31, 2011, the Fund has 42,294 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series.  Series 20 consists of 2,299 investors holding 3,866,700 BACs, Series 21 consists of 1,156 investors holding 1,892,700 BACs, Series 22 consists of 1,624 investors holding 2,564,400 BACs, Series 23 consists of 2,110 investors holding 3,336,727 BACs, Series 24 consists of 1,286 investors holding 2,169,878 BACs, Series 25 consists of 1,750 investors holding 3,026,109 BACs, Series 26 consists of 2,295 investors holding 3,995,900 BACs, Series 27 consists of 1,318 investors holding 2,460,700 BACs, Series 28 consists of 2,033 investors holding 4,000,738 BACs, Series 29 consists of 2,225 investors holding 3,991,800 BACs, Series 30 consists of 1,334 investors holding 2,651,000 BACs, Series 31 consists of 2,043 investors holding 4,417,857 BACs, Series 32 consists of 2,240 investors holding 4,754,198 BACs, Series 33 consists of 1,219 investors holding 2,636,533 BACs, Series 34 consists of 1,681 investors holding 3,529,319 BACs, Series 35 consists of 1,648 investors holding 3,300,463 BACs, Series 36 consists of 1,013 investors holding 2,106,837 BACs, Series 37 consists of 1,115 investors holding 2,512,500 BACs, Series 38 consists of 1,170 investors holding 2,543,100 BACs, Series 39 consists of 974
investors holding 2,292,152 BACs, Series 40 consists of 1,085 investors holding 2,630,256 BACs, Series 41 consists of 1,358 investors holding 2,891,626 BACs, Series 42 consists of 1,208 investors holding 2,744,262 BACs, Series 43 consists of 1,628 investors holding 3,637,987 BACs, Series 44 consists of 1,278 investors holding 2,701,973 BACs, Series 45 consists of 1,808 investors holding 4,014,367 BACS and Series 46 consists of 1,396 investors holding 2,980,998 BACS at March 31, 2011

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2011.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1993, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A of this Report. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds is the proceeds of each Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, and (ii) cash distributions from operations of the Operating Partnerships in which the Fund has and will invest.  All sources of liquidity are available to meet the obligations of the Fund.  The Fund does not anticipate significant cash distributions in the long or short term from operations of the Operating Partnerships.

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

During the fiscal year ended March 31, 2011, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970.  As of March 31, 2011, 7 of the properties have been disposed of and 17 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21).  The Fund commenced offering BACs in Series 21 on July 5, 1994.  The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21.  Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2011, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728.  As of March 31, 2011, 5 of the properties has been disposed of and 9 remain.  The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22).  The Fund commenced offering BACs in Series 22 on October 12, 1994.  The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22.  Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2011, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2011, 7 of the properties have been disposed of and 22 remain. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23).  The Fund commenced offering BACs in Series 23 on January 10, 1995.  The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23.  Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2011, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278.  As of March 31, 2011, 6 of the properties have been disposed of and 16 remain.  Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24).  The Fund commenced offering BACs in Series 24 on June 9, 1995.  The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24.  Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2011, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships.  As of March 31, 2011, 4 of the properties have been disposed of and 20 remain.  Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 25).  The Fund commenced offering BACs in Series 25 on September 30, 1995.  The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25.  Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2011, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539 and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. As of March 31, 2011, 6 of the properties have been disposed of and 16 remain. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of March 31, 2011.  The remaining contributions will be released when Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 26).  The Fund commenced offering BACs in Series 26 on January 18, 1996.  The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2011, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the

Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 43 of the Operating Partnerships.  As of March 31, 2011, 5 of the properties have been disposed of and 40 remain.  Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $14,490, as of March 31, 2011.   The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27).  The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2011, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 13 of the Operating Partnerships.  As of March 31, 2011, 1 of the properties have been disposed of and 15 remain. Series 27 has outstanding contributions payable to 3 Operating Partnerships in the amount of $22,861 as of March 31, 2011.  Of the amount outstanding, $19,341 has been advanced to two of the Operating Partnerships.  The advances will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28).  The Fund commenced offering BACs in Series 28 on September 30, 1996.  The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2011, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29).  The Fund commenced offering BACs in Series 29 on February 10, 1997.  The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29.  Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2011, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877.   As of March 31, 2011, 1 of the properties has been disposed of and 21 remain.  The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 3 Operating

Partnerships in the amount of $10,197 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30).  The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30.  Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2011, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869.  As of March 31, 2011, 3 of the properties have been disposed of and 17 remain.  The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships.  Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2011.  The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31).  The Fund commenced offering BACs in Series 31 on September 11, 1997.  The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31.  Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2011, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the  Operating Partnership.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100.  As of March 31, 2011, one of the properties has been disposed of and 26 remain.  The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2011.  Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership.  The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32).  The Fund commenced offering BACs in Series 32 on January 19, 1998.  The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32.  Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2011, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677.  As of March 31, 2011, 2 of the properties have been disposed of and 15 remain.  The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of March 31, 2011.  Of the amount outstanding, $46,908 has been loaned to one of the Operating Partnerships.  The loan will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2011, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships.  As of March 31, 2011, 1 of the properties have been disposed of and 9 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2011.  The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34).  The Fund commenced offering BACs in Series 34 on September 22, 1998.  The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34.  Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2011, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35).  The Fund commenced offering BACs in Series 35 on February 22, 1999.  The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2011, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36).  The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2011, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37).  The Fund commenced offering BACs in Series 37 on October 29, 1999.  The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2011, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38).  The Fund commenced offering BACs in Series 38 on February 1, 2000.  The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38.  Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2011, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2011, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2011, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2011, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631.  As of March 31, 2011, 3 of the properties have been disposed of and 20 remain.  The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships.  Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2011, $109,361 of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships.  As of March 31, 2011, 1 of the properties has been disposed of and 22 remain. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43).  The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2011, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of March 31, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2011, $139,317 of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2011, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2011, 1 of the properties has been disposed of and 30 remain.  The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships.  Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2011.  The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2011, $11,223 of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships.  As of March 31, 2011, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2011 and 2010 was $5,297,336 and $5,572,190, respectively.

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

(Series 20). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 17 Operating Partnerships at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $672,027 and $(1,012,337), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $782,240 and $(279,089), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, and the fund management fee.

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

Prior to foreclosure, the investment general partner concluded that the forecasted costs to maintain the property through December 31, 2010, the end of the low income housing tax credit compliance period, would be greater than the benefits associated with maintaining tax credit compliance.  With the foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period, the Operating Partnership will incur tax credit recapture and interest penalty costs.  These costs are estimated to be $67,474, equivalent to $17 per 1,000 BACs, when the 2010 tax return is filed. The lender assigned a receiver to the property on October 1, 2009.  As of December 31, 2010, the receiver continued to manage the property for the new owner.

East Douglas had historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit-monitoring agency, the Illinois Housing Development Authority, and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents. Occupancy as of June 30, 2010 averaged 77%.  Average occupancy for 2009 was 86% versus 82% for 2008.  Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. Through the date of the foreclosure sale on June 30, 2010, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated below breakeven in recent years through the date of the foreclosure of June 30, 2010.  The Operating Partnership had previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functioned as a debt service reserve, was controlled by the lender, and was only to be withdrawn from by the lender in the event of default under the loan agreement.

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

In June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender issued a default notice, started the foreclosure process and appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. During the first quarter of 2010, the senior lender denied the Operating Partnership’s request to restructure the debt and decided to proceed toward foreclosure.  On March 24, 2010, the court granted the lender a judgment of foreclosure.

2730 Lafferty Street Apartments, LP (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts continue to be focused on local medical offices and small businesses in Pasadena, as well as the City of Pasadena and Harris County Housing Authorities. In addition, a move-in special of one month free with a $100 deposit, and a resident referral program with a $300 discount, are in place. The property currently subscribes to GoSection8.com providing it access to contact information of potential residents that recently received a housing voucher. The occupancy for the fourth quarter of 2010 was 85%. The continued marketing efforts by management resulted in a 2010 average occupancy of 84%, a slight increase from the 2009 average. The property continued to operate below breakeven in 2010. Occupancy has increased to 89% as of March 31, 2011. The mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to 2730 Lafferty Street Apartments, LP

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the first quarter of 2011, the property continued to operate below breakeven due to low occupancy and high operating expenses. The Jackson, MS market is over-saturated with affordable units and the property faces competition from newer affordable communities offering more sophisticated amenities. Through the first quarter of 2011, management continued to focus on turning vacant units. As a result of these efforts, occupancy has improved and the property closed the first quarter of 2011 at 83% occupancy. Management’s efforts to turn units increased maintenance expenses. A tax consultant was hired during the first quarter to determine the feasibility of attaining a real estate tax reduction. No tax reduction was realized, but the consultant’s fees increased administrative expenses for the quarter. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. The operating general partner is pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2006, the investment general partner of Boston Capital Tax Credit Fund II – Series 14, Boston Capital Tax Credit Fund III - Series 17, and Series 20 transferred 33% of their interest in College Greene Rental Associates Limited Partnership to entities affiliated with the operating general partners for their assumption of one third of the outstanding mortgage balance. The cash proceeds received by Series 14, Series 17, and Series 20 were $25,740, $7,919, and $65,341, respectively. Of the proceeds received, $1,950, $599, and $4,951 for Series 14, Series 17, and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds received by Series 14, Series 17, and Series 20 of $23,790, $7,320 and $60,390, respectively, were applied against the investment limited partners' investment in the Operating Partnership in accordance with the equity method of accounting. In April 2010, the investment limited partner transferred 49% of its interest for $68,174, $20,977, and $173,058 for Series 14, Series 17 and Series 20, respectively. Of the proceeds received, $7,000, $3,400 and $15,000 for Series 14, Series 17 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer.  The remaining proceeds of $61,174, $17,577 and $158,058, respectively, were returned to the cash reserves held by Series 14, Series 17 and Series 20, respectively.  The proceeds were allocated to the investment limited partnerships based on their original equity investments in the Operating Partnership.  The remaining investment limited partner interest was transferred on March 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $61,174, $17,577 and $158,058, respectively, for Series 14, Series 17, and Series 20, as of March 31, 2011.

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

In May 2010, the investment general partner of Boston Capital Tax Credit Fund III - Series 18 and Series 20, respectively, transferred their interests in Evergreen Hills Associates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,635,694 and cash proceeds to the investment partnerships of $29,680 and $12,720 in Series 18 and Series 20, respectively. Of the total proceeds received, $22,680 and $9,720, for Series 18 and Series 20, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,000 and $3,000, for Series 18 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 18 and Series 20, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2010.

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

In April 2011, the investment general partner transferred its interest in Bennetts Pointe LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,274,688 and cash proceeds to the investment partnership of $60,000.  Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 20.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of April 30, 2011.  In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment.  Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold within 3 years from the initial transfer date, there would be a residual payment of up to $140,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement. The partners interest pledge agreement goes into effect at the date the investment limited partner transferred its interest.

(Series 21).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $233,195 and $(1,215,205), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.05 and $0.08, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 21 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(10,292) and $528,259, respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the fund management fee.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of March 31, 2011 was 97%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership as required. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of March 31, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

Lookout Ridge LP (Lookout Ridge Apts.) is a 30-unit development located in Covington, KY.  On November 4, 2010, the property was sold to a third-party buyer for $825,000 which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of

$61,749. The property continued to operate below breakeven throughout 2010 due to high operating expenses and low occupancy. The property had an average occupancy rate of 77% in 2009 and operated below breakeven. Occupancy did improve during the first five months of 2010 to an average of 87%; however, it subsequently declined to average in the mid-70% range during the remainder of 2010.

The property had a history of unstable financial performance and inefficient management. These problems were compounded by continued non-compliance, significant costs necessary to correct capital improvement items, a building fire destroying all tenant files and an IRS letter indicating removal from the Section 42 program. Due to the removal from the Section 42 program, the Operating Partnership experienced recapture, interest and penalties of $858,975. This represented recapture, interest and penalties of $445 per 1,000 BACs, which was reflected on the 2007 tax return. The operating general partner worked with its attorney and Kentucky Housing in an attempt to get the property back into the Section 42 program, but upon review, Kentucky Housing denied reinstatement back into the Section 42 tax credit program.

On November 4, 2010, the property was sold to a third-party buyer for $825,000 which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees paid to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of these remaining proceeds from the transfer, $8,020 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,729 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,729 as of December 31, 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 95% as of March 31, 2011. The property’s operating expenses are below the state averages for the investment limited partnership’s portfolio of properties. Despite high occupancy, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2010, the investment general partner transferred its interest in Campton Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $951,173 and cash proceeds to the investment partnership of $32,689. Of the total proceeds received $2,640 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,808 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $14,241 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,241 as of March 31, 2010.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is an 83-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have 83 units instead of 119 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 54. The construction was completed in March 2007 and the property was fully reoccupied by the spring of 2008. However, in 2009 average occupancy dropped to an average of 85% and as a result the property was unable to breakeven.   The operating general partner interests were transferred to a new operating general partner in the fourth quarter 2010, and property management duties were assumed by an affiliate of the new operating general partner.  In order to improve occupancy, the new management company has begun to advertise the property, is training staff on leasing techniques, and is offering temporary rent concessions.  Average occupancy in 2010 improved to 91% and the property operated above breakeven.  Average occupancy through the first quarter of 2011 was 87% and operations were at breakeven.  The mortgage, taxes, and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010.

In May 2009, the investment general partner entered into an agreement to transfer its interest in Centrum – Frederick LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $5,372,664 and cash proceeds to the investment partnership of $466,654. Of the total proceeds received, $88,576 represents a reimbursement of funds previously advanced to the Operating Partnership, and $55,000 represents reporting fees due to an affiliate of the investment partnership.  Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $308,078 were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $97,878. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $210,200 as of June 30, 2009.  In August 2009, the investment partnership received its share of the Operating Partnership’s cash and reserves in the amount of $410,000, which was recorded as a gain on sale and returned to the cash reserves as of September 30, 2009.

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

In January 2011, in accordance with the Operating Partnership Agreement for Tower View LP, the investment general partner transferred 49.5% of its interest in Tower View LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $526,958 and cash proceeds to the investment partnership of $0. The remaining 39.5% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2012 for the assumption of approximately $417,156 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero.  Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2011.  In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any.  Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

(Series 22).  As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had total of 22 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(348,651) and $(1,348,850), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $541,236 and $(208,678), respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL.  The property averaged 90% occupancy in 2010 and operating expenses were 61.25% of the prior year's state per unit average.  However, the property's net operating income was not sufficient to meet the annual debt service of approximately $35,000.  The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area.  According to management, another Illinois Housing Development Authority property opened in January 2010, saturating the market with a supply of income restricted units.  As of March 31, 2011, occupancy declined to 81% and the property continues to operate below breakeven.  The mortgage, real estate taxes, and insurance payments are current.  The low income housing tax credit compliance period expires on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of March 31, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO.  The property suffers from low occupancy due to a weak local economy.  In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single-family rental homes, which are more desirable.  The poor quality of the school system also makes it difficult to attract families with children.  The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees.  Banners and signs have been redesigned for increased visibility, a rotating model unit is shown to applicants, and advertising on the Internet and in adjacent towns has increased.  A site visit was completed in June 2010, and the property was found to be in good condition.  The 2009 average occupancy was 89%, reaching 90% in December 2009.  In 2010 occupancy averaged 91% and the property operated above breakeven. Above breakeven operations continued year to date through the first quarter of 2011, with March 2011 occupancy reaching 90%.  The operating general partner continues to fund all operating deficits.  The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expired as of December 31, 2010.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Kirkwood 1200 Associates, LP effective the first quarter of 2011.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership’s cash in the amount of $15,150 and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership’s cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy was 88% and the property continued to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Occupancy increased to 86% as of March 31, 2011. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County agencies. Management has been successful in reducing utility and maintenance expenses. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a more strict screening process in order to mitigate evictions and unexpected move outs. The property received a one time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an agreement which granted the cable company the right to take control over the cable at the property. These funds helped offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expired as of December 31, 2010.

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Although occupancy was low in January and February, occupancy dramatically increased in March ending the first quarter of 2011 at 94%. Low average occupancy and high administrative expenses, real estate taxes and maintenance expenses caused the property to operate below breakeven through the first quarter of 2011. The property is not located in a densely populated area and the majority of residents are retail employees who are struggling with diminished work hours. Occupancy was strong at the end of the first quarter as management increased the advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius and by advertising weekly in the local and county newspapers and on Craig’s List. Management is also offering a resident referral incentive of $200 and a rent concession of $105 off per month for the first lease term. Lastly, management has been able to retain residents and improve the property as a result of a strong resident retention program that provides a “menu” of improvements based on how long the resident has lived at the property. Management anticipates advertising expenses will decrease in the second quarter as long as occupancy remains strong. Real estate taxes are higher than the state average due to the fact that there are both county and city taxes. The county rate is comparable to other properties; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. In order to control real estate taxes, the county and city assessments are reviewed on a regular basis and all unreasonable assessments are appealed. Maintenance expenses were also higher than budgeted due to a harsh winter causing excessive snow removal costs. Management anticipates maintenance expenses will decrease in the coming summer months. The investment general partner will continue to monitor the property to ensure it operates above 90% occupancy. At that occupancy level the property should breakeven. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In January 2010, the investment general partner transferred its interest in Fonda LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $958,534 and cash proceeds to the investment partnership of $28,834. Of the total proceeds received $5,115 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $23,719 were returned to cash reserves held by Series 22.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,719 as of March 31, 2010.

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

(Series 23). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 16 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $45,249 and $(1,266,065), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 23 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $610,391 and $(218,996), respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY.  Replacement reserves have not been fully funded and the accounts payable balance remains high.  The balance sheet indicates that over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership.  The investment general partner visited the operating general partner at his corporate office to discuss these issues.  The operating general partner stated that he would need to conduct additional research to understand how these resources were deployed.  Asset management fees are guaranteed and remain outstanding.  In addition, the Operating Partnership reporting from the operating general partner is sporadic. Year-end 2009 occupancy was 97%, but operations were below breakeven for the year.  The operating general partner has communicated that occupancy as of March 31, 2011 was 94%, with operations remaining below breakeven.  The December 2010 and first quarter 2011 financial statements remain outstanding.  The investment general partner has made several requests to the operating general partner for the 2010 audit.  Tax payments dating back to the third quarter of 2010 were in arrears.  However, management provided documentation to support that taxes were paid in full in January 2011.  A title search performed by the investment general partner in the third quarter of 2010 confirms there were no liens filed on the property through November of 2010. The lender filed a Summons and Complaint on August 25, 2010, which initiated the foreclosure process due to non-payment.  The operating general partner and the lender came to a payment agreement in which Community Preservation (the lender at that time) confirmed that they received payment in full and that the mortgage was assigned to an entity called Colonna West Columbia Inc.  The management company was replaced on June 1, 2010, without the investment general partner’s approval.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite an average physical occupancy of 90% in 2010 and in the first quarter of 2011, the property operated below breakeven due to low economic occupancy coupled with high operating expenses; specifically, maintenance and bad debt. Maintenance expenses were high due to high turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced $146,810 for operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In September 2010, a buyer was identified who was willing to purchase the interests of the Operating Partnership for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. The new lender delayed the foreclosure for several weeks. On December 1, 2009, the operating general partner, investment general partner, and new lender signed an agreement to transfer the deed to the lender in lieu of foreclosure in January 2010. On January 4, 2010, the deed was transferred to the new lender. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded as of March 31, 2010. It was originally estimated that a foreclosure occurring in 2010 would result in the Operating Partnership experiencing estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs. However, the property appears to have maintained its affordable housing minimum set-aside through 2010, due to the three year vacancy decontrol rule set forth in Section 42 of the Internal Revenue Code, which prevents owners from evicting current residents for three years. As a result, the actual recapture costs were based only on the units that were not occupied by income qualified residents in 2010. This resulted in recapture and interest of $148,802 to the operating partnership, equivalent to approximately $44 per 1,000 BACs.

Kimbark 1200 Associates, LP (Kimbark 1200 Apartments) is a 48-unit family development located in Longmont, CO. The property suffers from low occupancy due to a weak local economy. In addition, the property has mostly three-bedroom units (42 of the 48) and these units have comparable rents to single family rental homes, which are more desirable. The poor quality of the school system also makes it difficult to attract families with children. The site manager developed a good relationship with the local police who have initiated nighttime patrols. To attract applicants, management continues to offer rental concessions and resident referral fees. Banners and signs have been redesigned for increased visibility, a rotating model unit is shown to applicants, and advertising on the Internet and in adjacent towns has increased. A site visit was completed in June 2010, and the property was found to be in good condition. The 2009 average occupancy was 89%, reaching 90% in December 2009. In 2010 occupancy averaged 91% and the property operated above breakeven. Above breakeven operations continued year to date through the first quarter of 2011, with March 2011 occupancy reaching 90%. The operating general partner continues to fund all operating deficits. The mortgage, taxes, and insurance are current. The last year for credit delivery was 2005 and the low income housing tax credit compliance period expired as of December 31, 2010. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Kirkwood 1200 Associates, LP effective the first quarter of 2011.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership’s cash in the amount of $15,150, and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership’s cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy was 88% and the property continued to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Occupancy increased to 86% as of March 31, 2011.

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

In January 2010, the investment general partner transferred its interest in Philmont LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,443,412 and cash proceeds to the investment partnership of $43,398.  Of the total proceeds received $5,173 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $38,225 were returned to cash reserves held by Series 23.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $38,225 as of March 31, 2010.

In February 2010, the investment general partner entered into an agreement to transfer its interest in Broderick Housing Associates LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,611,311 and cash proceeds to the investment partnership of $51,780. The transaction closed on April 26, 2010. Of the total proceeds received $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $20,400 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds from the transfer of $21,380 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $21,380 as of June 30, 2010.

Mid City Associates, LP (Mid City Apartments) consists of 58 modular duplex apartments, comprising the first phase of a two-phase low-income housing project totaling 96 units in the North Greenville section of Jersey City, NJ. Average occupancy in 2009 and 2010 was 98% and 99%, respectively, with operations above breakeven status. As of March 31, 2011 the property is 98% occupied with operations remaining above breakeven. In September 2009, the Operating Partnership began discussions with the New Jersey Housing Mortgage Finance Agency regarding the possibility of refinancing the third mortgage note, which matured in November 2009. The process is currently ongoing with the Agency agreeing to forbearance until refinancing is finalized. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Mid City Associates, LP effective the first quarter of 2011.

In March 2011, the investment general partner transferred its interest in Barlee Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $721,401 and cash proceeds to the investment partnership of $23,250. Of the total proceeds received, $7,281 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,300 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $3,669 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $3,669 as of March 31, 2011.

Woodland Hills Properties, A LP (Woodland Hills Apartments) is a 10-unit property located in Roland, OK. The property’s low-income housing tax credit compliance period expired on December 31, 2009. The operating general partner ceased making debt service payments and funding deficits in September 2009. On February 24, 2010, the lender declared default of the loan and began foreclosure proceedings. On July 7, 2010, a foreclosure sale was completed and title to the property was conveyed. The investment general partner was not notified of the foreclosure by the lender or operating general partner. The investment general partner is working with the operating general partner’s attorney to retrieve foreclosure documentation. No proceeds were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of September 30, 2010.

Village Woods Estates, LP (Village Woods Estates) is a 45-unit development of detached single-family homes in Kansas City, Kansas.  The property averaged 95% occupancy in 2009, but operated below breakeven due to high maintenance costs and real estate taxes. Due to language in the lender’s loan documents, the property cannot withdraw from the replacement reserve for carpet replacement, a significant annual expense.  Additionally, the property is subject to high real estate taxes of approximately $75,000, or $1,667 per unit. Due to a successful tax appeal, the real estate tax for 2010 was reduced by approximately 40%. As a result, the property was able to operate above breakeven in 2010 despite an average occupancy of 86%.  Occupancy has rebounded to 98% in March 2011, but the property is operating slightly below breakeven due to elevated real estate taxes. The mortgage, real estate taxes and insurance are all current.  The first mortgage note is set to mature on November 1,2011.  The operating general partner is in discussions with lenders regarding a refinance. The low income housing tax credit compliance period expired on December 31, 2010.

(Series 24). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $275,678 and $(2,155,903), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010 Investments in Operating Partnerships for Series 24 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010 the net income (loss) of the Series was $(117,314) and $(11,402), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 88% in 2010 and the property operated below breakeven. Management has been working with the Department of Social Services in Westchester County through the County’s shelter program. They identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy increased to 94% as of December 2010, and has averaged 90% through the first quarter of 2011. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the first quarter of 2011 are running slightly above budget and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are all current. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner’s long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits. The tax credit compliance period expired December 31, 2010.  The investment general partner will continue to monitor this property until operations improve.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses.  Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years.  Occupancy continues to be strong averaging 100% in 2011.  Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site.  Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  The operating general partner has addressed these concerns on an ongoing basis via advances.  Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $2.0 million for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC.  Industrial decline in the area has led to a dwindling population base from which to draw qualified residents, as only twenty-one of the property's seventy-two units have rental assistance.  Consequently, the property has trouble competing with properties that offer more units with rental assistance.  In 2008, occupancy averaged 85%, and the property operated below breakeven for the year.  In 2009, the property averaged 73% occupancy and operated below breakeven. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan.  Occupancy has been improving in 2010 and 2011, and is 94% as of March 2011. Occupancy has averaged 92% in 2010 as compared to 73% in 2009. The improved occupancy is the result of a new community manager and a one-month free rent concession. Management continues to market the property through local media and civic organizations.  The operating general partner continues to investigate the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner’s guarantee is unlimited in time and amount.  On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

On March 2, 2007, the City of St. Louis conducted a hearing and ordered the building closed pursuant to public nuisance ordinances.  The Department of Housing and Urban Development terminated the Housing Assistance Payment contract.  The trustee for the bonds declared default under the bond documents.  The operating general partner chose not to contest the City’s order or HUD’s contract termination after determining that the highest recovery for the bondholders and limited partners might result from a sale to a developer who would convert the property to a non-affordable use.  The operating general partner worked with HUD and local municipal officials to relocate the tenants, which concluded in early July 2007. The operating general partner engaged a broker who began marketing the property, but after three months of market exposure during the third quarter of 2007, the property had failed to elicit any strong expressions of interest.  The lack of interest was in part attributable to the general problems in the credit market that occurred in the third quarter of 2007.  In October 2007, the operating general partner determined that it would be costly to carry the property through the winter and offered to consensually transfer the property to the bondholders’ trustee. As of December 2007, the bondholders’ trustee had effectively taken control of the property, although it had not formally accepted the deed. The bondholders’ trustee attempted to market the property since late 2007, with numerous offers falling through.  In August 2009, the trustee identified a buyer that agreed to purchase the property for $375,000 and scheduled a foreclosure sale for late September.  The property was sold at foreclosure sale to this buyer on September 23, 2009 for $375,000, or less than $.20 of the face value of the bonds.  There are no proceeds to be returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded.

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

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2010, the average occupancy was 90% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the first quarter of 2011 the physical occupancy was 92% and the property was operating slightly below breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Currently, management is offering $500 off one month’s rent with the signing of a 12-month lease. According to the operating general partner, current market conditions continue to have an adverse effect on unit turnover. There is a large supply of rental communities in the area and not enough qualified residents to fill the units.  Management also states that there are a large number of voucher holders who continue to choose newer, conventional housing over older, affordable housing properties when the local Housing Authority approves the higher voucher amounts required to live at the conventional housing sites. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I Limited Partnership.  The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Pahrump Valley Investors (Pahrump Valley Apartments) is a 33-unit senior living facility located in Pahrump, Nevada. The property operated slightly below breakeven in 2009. Management reported that turnover decreased in 2009 and dropped precipitously in the first quarter of 2010. The property will begin to fund turnover costs from a well-funded replacement reserve account, eliminating the practice of funding these expenses through the operating cash account. The property averaged 100% occupancy throughout 2010, with operations well above breakeven. In January 2010, management implemented a $100 monthly rental increase. The rent increase enabled management to significantly reduce accrued payables, decreasing them from a high of $23,721 in January 2010 to $11,181 as of November 30, 2010. As of March 31, 2011 the property was 100% occupied. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expired on December 31, 2010. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pahrump Valley Investors LP subsequent to March 31, 2011.

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

In January 2010, the investment general partner transferred its interest in Stanton Associates Limited, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,172,438 and cash proceeds to the investment partnership of $35,173. Of the total proceeds received $11,926 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs, and the remaining proceeds of $15,747 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $15,747 as of March 31, 2010.

(Series 25). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $227,143 and $(3,107,970), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 25 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(440,077) and $(87,110), respectively.  The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, miscellaneous income, and the fund management fee.

In September 2010, the operating general partner of Sutton Place Apartments Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on April 21, 2011. The sales price of the property was $9,400,000, which included the outstanding mortgage balance of approximately $5,010,000 and cash proceeds to the investment partnership of $947,216.  Of the total proceeds received by the investment partnership, $60,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale.  Of the remaining proceeds, $15,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs.  The remaining proceeds from the sale of approximately $872,216 were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $872,216 as of April 30, 2011.

M.R.H., LP (The Mary Ryder Home), is a 48-unit elderly property located in St. Louis, MO. The property experienced a decline in occupancy throughout 2010, with an annual average of 84%. As a result, maintenance costs associated with turnover expenses increased. High operating expenses caused the property to operate below breakeven in 2010; this trend has continued throughout the first quarter of 2011. Occupancy averaged 70% in the first quarter of 2011 and management has reported that an improvement in occupancy is not expected through the first half of 2011. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner will continue to hold quarterly calls until operations stabilize. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

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

In December 2010, the investment general partner transferred its interest in Maple Hill, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,609 and cash proceeds to the investment partnership of $98,292.  Of the total proceeds received, $3,914 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $84,378 were returned to cash reserves held by Series 25.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $84,378 as of December 31, 2010.  In addition, the investment partnership received an unsecured note payable (the “Note”) in the amount of $49,051.  Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Maple Hill, LP.

In January 2011, the investment general partner transferred its interest in Main Everett Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,023 and cash proceeds to the investment partnership of $231,170.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $216,170 were returned to cash reserves held by Series 25.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $216,170 as of March 31, 2011.

In January 2011, the investment general partner transferred its interest in Osborne Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $354,307 and cash proceeds to the investment partnership of $183,965.  Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $168,965 were returned to cash reserves held by Series 25.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $168,965 as of March 31, 2010.

In May 2011, the investment general partner of transferred its interest in Ohio Investors LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,167,881 and cash proceeds to the investment partnership of $7,071.  Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. The remaining proceeds of approximately $2,571 were returned to cash reserves held by Series 25.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,571 as of May 31, 2011.

(Series 26). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 40 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(3,886,326) and $(1,975,447), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 26 was $0.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $1,140,769 and $(1,672,971), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

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

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2010, occupancy averaged 84%, and the property operated below breakeven. Operations were adversely affected by high vacancy, high administrative expenses relating to tenant turnover, and bad debt. The operating general partner has stated that poor operations resulted from an extremely harsh winter, which made it difficult to entice applicants to move, and an overabundance of apartment complexes in the community. Fargo has a large supply of affordable rental communities and not enough qualified people looking for units. In order to increase marketability, the operating general partner is making physical improvements, such as adding new landscaping and replacing appliances. Management is also offering $500 off one month’s rent with the signing of a 12-month lease; however, occupancy remains a challenge. As of March 31, 2011, physical occupancy was 90% and the property was operating below breakeven. Management remains diligent in marketing and advertising throughout the local community via billboards and fliers, and hopes that the warmer weather will entice more applicants to move. The investment general partner will continue to work with the operating general partner to increase occupancy and stabilize operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2010, average occupancy increased to 95%, and the property operated slightly below breakeven. Operations were negatively affected by high real estate taxes, turnover costs, and high utility expenses. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments has maintained high occupancy in 2010 and through the first quarter of 2011. At the close of the first quarter in 2011 physical occupancy was 94%, and the property operated slightly below breakeven. The operating general partner states that Fargo experienced an extremely harsh winter, which has increased maintenance expenses from snow removal and grounds maintenance. Currently, management is offering $500 off one month’s rent with the signing of a 12-month lease. The investment general partner continues to monitor the property’s leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee.  The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 85%, and the property operated below breakeven. Operations were negatively affected by low occupancy, high administrative and maintenance expenses, and bad debt. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents, which has increased competition and the need for concessions. Management is currently offering $500 off one month’s rent with the signing of a 12-month lease. As of March 31, 2011, physical occupancy was 92%, but the property continues to operate below breakeven. Management states that the extremely harsh winter has driven up maintenance expenses, and they hope that warmer weather will lead to increased occupancy and improved operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property dropped from an average of 95% in 2009 to an average of 84% in 2010. The drop in occupancy, along with increased administrative and maintenance expenses, resulted in the property operating below breakeven. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. These factors, along with an extremely harsh winter in the Fargo area, have had a negative impact on operations at the property, and have increased the need for concessions. Management is focusing on market out-reach, and is offering $500 off one month’s rent with the signing of a 12-month lease. As of March 31, 2011, physical occupancy was 91%. The property continues to operate below breakeven due to low economic occupancy and high maintenance expenses. Management states the increase in expenses is from unit turnover and the extremely harsh winter the Fargo area experienced. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current.  On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy for 2010 was 76% and operations were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the units appeal to families. The property has experienced an increase in turnover as many families living at the property moved to competing properties that feature larger townhouses. Management remains diligent in their marketing efforts, and is currently offering a $500 gift-card to Wal-Mart and $500 off a month’s rent with the signing of a 12-month lease. At the close of the first quarter of 2011, physical occupancy was 83%, and the property was operating slightly below breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to East Park II, LP.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana.  In July 2008, the investment general partner conducted a site inspection at the property. At the time of the inspection, all ten units were vacant.  Since that time, the operating general partner invested $20,000 into the property.  Throughout 2009, the investment general partner worked with the operating general partner in an effort to bring the property back on-line.  Occupancy in 2010 averaged 81% and has increased to 100% as of March 31, 2011.  The property operated above breakeven in 2010.  The investment general partner will continue to monitor occupancy to ensure stabilization.  All real estate tax, mortgage, and insurance payments are current.  The low income housing tax credit compliance period expires on December 31, 2011.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Butler Estates, A L.D.H.A. subsequent to March 31, 2011.

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

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property in Salem, Arkansas. In 2010, occupancy averaged 85%, a 10% increase from 2009 levels, and the property operated above breakeven. The property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent without rental assistance. In an effort to alleviate the upfront cost of moving, the property is offering a move-in incentive of a deferred security deposit. Management continues to advertise heavily in the surrounding area newspapers. Consequently, occupancy increased to 89% at the end of the first quarter of 2011 and operations were above breakeven. Management attributes the recent increase in occupancy to an advertisement run through a local television channel. At the end of the first quarter the only vacant units were those without rental assistance. The investment general partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. The operating general partner continues to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payables are all current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor One Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development located in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions as a result of tenants damaging their units. The site manager conducts quarterly inspections of the units to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better maintain the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections tend to eliminate the necessity of evictions, but there were several problematic tenants at the property that caused damages to the units and consequently were evicted in 2009. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency is being utilized to collect what the deposits did not cover. Occupancy increased to average 93% in 2010 with operations above breakeven. Occupancy had improved to 94% as of March 2011, with operations remaining above breakeven status. Management feels strongly that occupancy will continue to be strong going forward and operations will stabilize now that the problematic tenants have been weeded out. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Maxton Green Associates, LP subsequent to March 31, 2011.

In December 2010, the investment general partner transferred its interest in Bradley Phase I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,945 and cash proceeds to the investment partnership of $427,597.  Of the proceeds received, $3,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of approximately $413,897 were returned to cash reserves held by Series 26.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $413,897 as of December 31, 2010.  In addition, the investment partnership received an unsecured note payable (the “Note”) in the amount of $156,021.  Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase I, LP.

In December 2010, the investment general partner transferred its interest in Bradley Phase II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $785,259 and cash proceeds to the investment partnership of $247,532.  Of the proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer.  Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $236,332 were returned to cash reserves held by Series 26.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero.  Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,332 as of December 31, 2010.  In addition, the investment partnership received an unsecured note payable (the “Note”) in the amount of $96,453.  Payment under the Note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase II, LP.

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

Warrensburg Heights, LP (Warrensburg Heights) is a 28-unit family property located in Warrensburg, Missouri. Low occupancy, high unit turnover, and excessive maintenance expenses caused below breakeven operations in 2010. During the first quarter of 2011, the property operated with above breakeven operations due to improved occupancy and stabilized operating expenses. As of March 2011, the property was 86% occupied. However, subsequent to the first quarter of 2011, all vacant units have been leased, with the final two vacant units to be occupied by the end of May 2011. The operating general partner has increased its advertising efforts in the local newspaper to combat its ongoing occupancy issues. The outgoing residents heavily damaged most of the units that turned over in 2010, with the resulting repairs significantly increasing maintenance expenses. A new property manager and maintenance staff took over in July 2010 and has been implementing preventative measures to curtail these issues. These preventative measures include repairing damages found during monthly unit inspections at the expense of the resident. As a result of these efforts, maintenance expenses in the first quarter of 2011 have been reduced to nearly half of the 2010 prorated maintenance expenses. All taxes, insurance and mortgage payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period is set to expire with respect to Warrensburg Heights, LP.

T.R. Bobb Apartments Partnership, A L.D.H.A. (T. R. Bobb Apartments) is a 30-unit property in 7 buildings of single story wood frame, located in New Iberia, New Iberia Parish, Louisiana. Occupancy averaged 75% in 2010 and 73% as of March 2011 with below breakeven operations. The property operated at a cash flow deficit of $(19,887). Expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. The investment general partner will continue to monitor the property. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends on December 31, 2011.

(Series 27). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(2,736,351 and $(447,849), respectively, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.04 and $0.17, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 27 was $0 and $2,342,151, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(1,035,645) and $(551,574), respectively.  The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 94% as of March 30, 2011. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of first quarter 2011, the 2008-2009 real estate taxes in the amount of $17,000 remained unpaid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner will continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends in 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Occupancy remains 100% through March 2011.  Winn Residential became the managing agent effective October 1, 2010.  The reasoning behind the change is that the operating general partner wants to focus more on future development deals.  Tenant receivables are an issue that has historically plagued the project.  However, in 2010 the property made substantial progress collecting prior and current tenant receivables.  Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse.  Winn has also made payments towards reducing account payables.  The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The auditor is still working on completing the 2010 audit.  He informed the investment general partner that it was about 60% complete and has requested additional information from Winn and the operating general partner.  The investment general partner received the 2011 operating budget and will continue to closely monitor 2011 results. Management plans to increase rents effective June 2011.  Although Winn made progress in reducing tenant receivables and accounts payable in 2010, these account balances remain high in 2011.  Management is hopeful that its attorney will speed up the eviction process of delinquent tenants upon receipt of monies owed.  The operating general partner is requesting funds from the reserve account to pay the attorney.  To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer also provided educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts.  Through the first quarter of 2011, utility costs were lower than budget.  In the past seven months, Winn has made physical repairs to the roof, boilers, emergency lighting, compactor doors, and intercom system. The mortgage and insurance are current through March 2011. The property is real estate tax exempt.  The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 84%.  The property operated below breakeven in 2010 due to high economic vacancy, high utility costs, high turnover related expenses, and increased bad debt. Fargo has a large supply of affordable rental communities and not enough qualified residents to fill all the units. Management has stated that there are a large number of voucher holders who are being provided voucher payment amounts from the local Housing Authority sufficient to allow them to live at conventional housing versus older, affordable housing properties such as Lake Apartments II.  As of March 31, 2011, physical occupancy was 79%. The site is currently operating below breakeven because of the continued occupancy issues and increased maintenance expenses. The operating general partner states that the extremely harsh winter has increased grounds maintenance costs and snow removal costs. The operating general partner also states that the harsh conditions have made it difficult to entice potential residents to move into the property during the winter months. Management remains diligent in marketing the property through online ads, fliers and billboards, and is currently offering $500 off one month’s rent with the signing of a 12-month lease. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, LP.

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

(Series 28). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100% and 99.6%, respectively. The series had a total of 26 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,570,564) and $(1,559,670), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.17, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(286,909) and $(923,375), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Cottonwood Partnership, A LA Partnership in Commendam (Cottonwood Apartments) is a 24-unit multifamily development located in Cottonwood, Louisiana. Historically, occupancy has been an issue as a weak local economy has hindered management’s ability to lease units and retain tenants. The investment general partner conducted a site visit in March of 2010 and confirmed that occupancy is negatively impacted by a weak local economy. The property is located in a very rural setting with almost no industry/commerce. There are two prisons in close proximity to the property but the employees do not qualify for occupancy. Occupancy ended 2009 at 46%. Over the course of 2010, management refocused on marketing and leasing and they brought in a manager capable of turning the property around. In April 2010, management lowered rents in an effort to attract new tenants. The new manager was hired in June and she was effective at working with local government agencies and businesses and at leasing units. As a result, occupancy at Cottonwood has improved steadily over the course of 2010, ending the year at 92% occupancy. Occupancy has continued to trend upward in 2011 and was 100% as of March 2011. There is a rubber manufacturing plant scheduled to open in summer 2011, which will add 141 potential jobs to the immediate market area. The new manager is focused on targeting these workers and retaining the existing tenant base. The low income housing tax credit compliance period expires on December 31, 2012. All real estate tax, mortgage, and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Cottonwood Partnership subsequent to March 31, 2011.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI.  The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized.  Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management’s tenure in 2008.  Through the fourth quarter of 2010, the new manager continued to evict non-conforming tenants and is consistently raising the screening standards for future residents.   During this time the manager stated that they reached out to agencies that attend the Continuum of Care, a local committee that is involved with low income housing organizations with the objective of making low income housing a better and more efficient product, in order to draw more resident applications. Management also continued to target local businesses for referrals. The property offered leasing concessions of up to two months to be utilized as needed in order to sign leases. The property reported average occupancy of 85% in 2010, ending the year with five vacancies and operations below breakeven. Average occupancy for the first quarter of 2011 was 92% and the property operated above breakeven.  The mortgage, taxes, and insurance are all current.  The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven.  The investment general partner conducted a site visit in March of 2010 to assess the physical condition of the property and to interview management.  During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved an operating general partner transfer, which was finalized in April 2010. The new operating general partner has a strong record for managing successful properties in this region and they made an immediate positive impact on this property.  The new operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair.  According to the operating general partner, all of these repairs were completed by October 15, 2010.  In addition, they have completed repairs to major cracks in the drives and walkways throughout the property.  They also replaced 170 feet of sewer main under the property that was in need of repair.  In total, the new operating general partner has spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units are ready to be rented.  As a result of their efforts, occupancy improved to 98% as of December 31, 2010 and 100% as of March 31, 2011.  The operating general partner's guarantee is unlimited in time and amount.  All real estate tax, mortgage, and insurance payments are current.  The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York.  In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien.  Further investigation showed that the tax lien was incurred during the construction period.  As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement.  The investment general partner’s repeated requests to restructure the loan went unheeded.  In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan.  The operating general partner’s response failed to address the issue satisfactorily.  Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner.  The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved.  The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal.  In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations.  In 2010 operations were back above breakeven for the year, with average occupancy reported to be at 80%, and at 79% occupancy as of March 31, 2011. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, and the low-income housing tax credit compliance period expires on December 31, 2011.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA.  Occupancy averaged 80% in 2009 and the property operated below breakeven.  In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010.  The new operating general partner has the experience, personnel, and systems in place to improve operations.  Their first course of action was to address all deferred maintenance issues at the property, which they completed in July and August of 2010.  Improvements included repairs to stairways, concrete drives, and walks. There were over $20,000 in replacement reserve withdrawals used to address deferred maintenance items inherited upon the property’s transfer. Funds were used for flooring, refrigerator and range replacement, stairwell painting, coil cleaning, pressure washing, and new windows. Occupancy improved 16% from 2009, averaging 96% in 2010, and increasing to an average of 98% for the first quarter of 2011. The property operated below breakeven in 2010 mainly due to a 90% increase in maintenance expenses. Expenses have since decreased, and the property is currently operating above breakeven for the first quarter of 2011. The investment general partner will continue to monitor expenses and occupancy until operations stabilize.  The low income housing tax credit compliance period expires on December 31, 2012.

Pin Oak Elderly Associates LP (Pin Oak Village) is a 220-unit multi-family apartment project located in Bowie, Maryland.  The apartment project’s operations suffered considerably in 2009.  Average occupancy decreased from 93% in 2008 to 80% in 2009, while net operating income declined from $918,505 to $590,835 over the same time span. Operations suffered due to higher than anticipated vacancy loss and a significant increase to maintenance and administrative expenses.  Per the operating general partner, the decline in occupancy was due to an oversupply of senior housing complexes in the area as two new communities opened within a 10-mile radius. Furthermore, a large number of deaths or medical conditions occurred within the tenant base in 2009 contributing to a higher vacancy.  Maintenance expenses were higher due to increased turnover costs and auxiliary costs associated with a complete roof repair.  Administrative expenses were inflated due to staffing challenges that occurred in 2009 as a result of inexperience in a declining market.  As of December, 31, 2010, occupancy improved to 99% and the property operated above breakeven for the year. Management attributes the turnaround in occupancy to hiring a staff exclusively for marketing and leasing. The property averaged 99% occupancy through the first quarter of 2011 and above breakeven operations.  The mortgage, property taxes and insurance are current. The low income tax credit compliance period expires on December 31, 2013.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pin Oak Elderly Associates, LP subsequent to March 31, 2011.

(Series 29). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 99.2% and 99.2%, respectively.  The series had a total of 21 properties at March 31, 2011, 20 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(2,006,046) and $(2,135,805), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.24, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 29 was $0 and $24,395, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(376,809) and $(877,090), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840.  The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516.  This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs.  The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner’s losses.  Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts.  Additionally, the operating general partner’s attorney withdrew as counsel in September 2009.  While the individual guarantors have the option of representing themselves, the court ordered the operating general partner’s ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do.  This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment.  The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010.  In late May 2010, the court granted the investment general partner’s motion for sanctions.  The hearing on the sanctions occurred on January 31, 2011.  On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726.  This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors’ financial situation is unknown to the investment general partner at this time.  As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment.  A ruling on this motion is expected before the end of the second quarter of 2011.  To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in the first half of 2010 due to low average occupancy of 88% and increased operating expenses. Increased marketing efforts resulted in improved occupancy in the second part of the year. As of December 2010, the property was 90% occupied, and it operated above breakeven in 2010. Through first quarter 2011, the property was 90% occupied and was operating at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. During the first quarter of 2011, the property continued to operate below breakeven due to low average occupancy and high operating expenses. Through the first quarter, management focused on making vacant units rent ready and offered a move-in special promotion. As a result of these efforts, occupancy increased in 2011 and ended the first quarter at 94%.  Management’s efforts to make vacant units rent ready increased maintenance expenses.  Further, a tax consultant was hired during the first quarter to determine the feasibility of attaining a real estate tax reduction. No tax reduction has been realized, but the consultant’s fees increased administrative expenses for the quarter. The Jackson market is over-saturated with affordable units and the property faces competition from newer affordable communities, which offer better amenities.  All insurance and mortgage payments are current; however, the operating general partner has not paid the 2010 real estate taxes. The operating general partner has advised that the taxes will be paid before a lien is placed on the property. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments III, LP.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. Issues related to the receipt of the insurance proceeds caused delays in the reconstruction of the property. The property was eventually rebuilt and received final certificates of occupancy in January 2008. Due to weak economic conditions in the area, it took the property almost two years to reach stabilized operations. As a result, the property operated below breakeven in 2008 and 2009. In 2010, management instituted an intensive marketing campaign and was successful in improving occupancy and operating results. Through the fourth quarter of 2010 average occupancy was 93% and as of December 31, 2010 the property was 94% occupied. The strong occupancy and reasonable operating expense levels resulted in above breakeven operations for the year. Through first quarter 2011, this property is operating with average physical occupancy of 89%. To maintain occupancy and attract potential residents, management is advertising on local buses and in all local newspapers. They are also offering one month free rent as a referral fee to its residents. Additionally, management hosts monthly bingo sessions and offers daily blood pressure screenings. The mortgage, real estate taxes, and property insurance are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

(Series 30). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 17 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,776,275) and $(979,296), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.04 and $0.29, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 30 was $0 and $83,042, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(161,274) and $(1,486,625), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. Occupancy averaged 87% in 2010, a 4% increase from 2009 levels. In order to increase occupancy, management continues to run advertisements in local media and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management is in contact with the local HUD office seeking new residents and aid for current residents who have difficulty making rental payments. As a rental incentive management is offering two months free electricity. High expenses are related to turnover and renovation costs in order to make units rent ready. The operating general partner is conducting a companywide cost benefit analysis concerning replacing all carpet with tile at the time of turnover. To help keep expenses to a minimum, property management completes as many work orders in-house as they can. As of the first quarter 2011 the property recorded 78% occupancy and above breakeven operations. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME.  Despite strong occupancy of 93% as of March 31, 2011, the property continued to operate below breakeven through the first quarter of 2011 due to high seasonal operating expenses, turnover costs, and improvements to the property. A harsh winter increased heating and snow removal costs. Heating costs are high due to the design of the property. Management has tried every inexpensive solution possible to keep the heat costs down; however, more costly measures, which the property cannot support, are necessary. Due to the age of the property, management made a number of necessary improvements, which included carpet and range replacement. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. The property has a waitlist of 34 applicants and occupancy remains strong as the new occupancy specialist has undergone extensive training. Management continues to advertise the property on websites such as Craig’s List and The Apartment Guide and is offering rental incentives including one-month free rent and $200 for resident referrals. On April 1, 2011, a rent increase went into effect increasing gross potential rent annually by $6,024. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA.  The property has had inconsistent occupancy levels since 2003.  In 2009, occupancy declined to a low of 77%, but rebounded to 87% by year-end 2010. The property operated above breakeven in 2010 due to reduced vacancy loss and lower maintenance costs. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II.  This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Despite the competition, management has improved resident retention through the use of resident referral fees.  Occupancy at Western Trails II was 93% as of March 31, 2011. The taxes, insurance, and mortgage payments are all current.  The low income housing tax credit compliance period expires on December 31, 2013.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has struggled with low occupancy due to a weak local economy and a challenging rural location. Over the past two years management focused on evicting delinquent residents and increasing marketing and outreach. This strategy resulted in improved occupancy. In 2010, physical occupancy remained strong as it averaged 93%. As of December 2010, the property was 94% occupied. In the first quarter of 2011, physical occupancy continues to be strong and as of March 31, 2011 the property was 93% occupied. The property operated with a slight negative cash flow through the first quarter of 2011. However, if occupancy improves to 95%, management is confident the property will be able to operate above breakeven by September 2011. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia.  Historically, the property has struggled in this highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through June 2011.  Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011.

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.  However, through the first quarter of 2011, occupancy improved averaging 96%, a 17% increase from the 2010 average.  The property continues to offer a move-in special of reduced rates of $599 for two-bedroom units and $695 for three-bedroom units.  Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date.  The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan is still in effect through the first quarter of 2011.  The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the

Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with  a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using “spinners,” people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers.  The consultant continues to work with management to improve occupancy at the property.  Through March 2011, management stated that fliers distributed to local businesses, schools, and churches; ads posted on Craigslist and the Douglas Country Chamber of Commerce website resulted in weekly walk-ins.  In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs.

During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents.  The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted.  The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive effect on the property as crime has decreased.  Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has funded all operating deficits and is expected to continue to do so in 2011.  All tax, insurance, and mortgage payments are current through March 2011. The low income housing tax credit compliance period expires on December 31, 2014.

Jeffries Associates, LP (New River Gardens Apartments) is a 48-unit property located in Radford, VA.  The property does not have a project-based rental assistance contract, and has struggled to compete with the newer projects developed in the area.  As a result, occupancy has fluctuated and operations have fallen below breakeven the past few years.  In 2010, occupancy increased to 92% due to decreased competition in the area for tenants with Section 8 vouchers.  An adjacent property was awarded a rental assistance contract from USDA, causing their demand to increase, so the adjacent property stopped advertising towards Section 8 tenants.  As a result, New River Glen was able to capture a greater share of the Section 8 voucher holders in the market.  In addition, Rural Development approved a $13/month rent increase on all units effective January 1, 2010.  The higher occupancy at the increased rental rates improved revenue by 9% in 2010, enabling the property to operate above breakeven.  To continue to improve occupancy, management is advertising in local and regional newspapers and has invested in additional property signage. Management has also listed the property in the Renter’s GuideBook and continues to reach out to all local HUD offices and social service organizations in order to promote available units.  An additional rent increase of $7/month on all units was approved by Rural Development and implemented in January 2011.  First quarter occupancy has not suffered as a result of the rent increase, and management expects the property to continue operating above breakeven in 2011.  All tax, insurance, and mortgage payments are current.  The low income housing tax credit compliance period expires on December 31, 2013.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Jefferies Associates, LP subsequent to March 31, 2011.

West Swanzey Affordable Housing Associates, LP (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. Despite strong average occupancy, the property operated below breakeven in 2010 due to insufficient rental rates and high maintenance and utility expenses. Lower maintenance expenses and rents increased to the maximum allowable rent at the end of 2010 which allowed the property to operate above breakeven in the first quarter of 2011. As of March 31, 2011, the property was 100% occupied. Maintenance expenses were low, as all units had been turned during the fourth quarter of 2010. Management anticipates the property will continue to operate above breakeven in the second quarter, as utility expenses will be lower during the summer months. Additionally, maintenance expenses will remain low, as management has not budgeted for any more major improvements to the property during 2011. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property located in Poughkeepsie, NY.  Occupancy was 98% at the end of the first quarter of 2011. The property operated well above breakeven in 2010.  Although operations are strong, the property has encountered a problem with the leeching field. Since its installation in 2000-2001 the field has failed to perform.  As a result, management initiated a program to pump the system monthly.  Over the years, the pumping has occurred more frequently due to constant flooding in the field.  In an effort to temporarily reduce the flooding and associated costs to pump the field, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines.  As a more permanent solution, the investment general partner and the operating general partner held a meeting on March 30, 2011 with the abutting property owner to discuss a possible connection to his sewer system. This potential solution is still in negotiations. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system.  The low income housing tax credit compliance period expires on December 31, 2014.

(Series 31). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 26 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,522,805) and $(2,670,175), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.18, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 31 was $31,776 and $42,364, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(360,341) and $(984,934), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 72% at the end of the first quarter of 2011. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property.  These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the first quarter of 2011. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. As of March 31, 2011, occupancy was 94%; however, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Management’s marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertising.  To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder’s fee of one month’s rent to realtors who bring in qualified residents. Utility expenses in 2011 increased over 2010 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. The Operating General Partner continues to fund operating deficit as needed. The investment general partner will continue to monitor the property’s performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property operated below breakeven through the first quarter of 2011 as a result of high maintenance and seasonal operating expenses. As of March 31, 2011, the property was 93% occupied. Management indicated that occupancy must reach 100% for the property to offset high operating expenses and operate above breakeven. Management continues to advertise the property on websites such as Craig’s List and The Apartment Guide and is offering rental incentives including one-month free rent and $200 for resident referrals. A rent increase went effect on April 1, 2011, which will increase gross potential rent annually by $3,432. The marketing efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 40% area median income standard, rather than the required 60%. In the first quarter, the property suffered from an increase in fuel costs and snow removal costs relating to the harsh winter. Also, the evictions for non-payment through the first quarter caused higher maintenance costs from turnover repairs and replacements. The operating general partners had the property's real estate taxes appealed and were granted a decrease in taxes of $5,800 effective January 1, 2011. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.

Level Creek Partners, LP (Plantation Ridge) is a 218-unit (130 LIHTC units) family property located in Sugar Hill, GA.  Due to weak and declining economic conditions throughout 2008-09, many employers closed or significantly reduced employee hours.  Since hourly-wage employment composes a large portion of the property’s tenant base, the number of move-outs and evictions is consistently high.  Traffic has been hindered by the property’s isolated location; however, management has undertaken an aggressive marketing campaign.  The manager has been targeting the Hispanic community with print ads in the Hispanic newspaper, and by hiring a bi-lingual assistant manager.  In addition, a billboard on a heavily traveled highway has been rented to capture commuter traffic.  Finally, management has implemented rental concessions.  As a result of these marketing measures, occupancy increased from a low of 78% in the first quarter of 2009 to 88% by the end of the year. Occupancy has remained strong averaging 91% in 2010 and 94% as of March 2011.  As the occupancy has increased, turnover and eviction costs have decreased, allowing the property to operate above breakeven for the year.  The mortgage, real estate taxes, and insurance payments are current.  The low income housing tax credit compliance period expires on December 31, 2014.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Level Creek Partners, LP subsequent to March 31, 2011.

Windsor Park Partners, LP (Windsor Park Apartments) is a 279-unit property located in Jackson, MS.  The property operated above breakeven during the first quarter of 2011 and occupancy remained strong, ending the quarter at 90%.  The property sustained fire damage during the fourth quarter of 2010.  All repairs have been completed and the property is awaiting final inspection. All mortgage, tax and insurance payments are current. As repairs have been completed and there is no longer a risk of credit recapture, the investment general partner will cease reporting for Windor Park Partners, LP subsequent to March 31, 2011.

(Series 32). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 15 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(3,889,255) and $(3,002,522), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.14 and $0.56, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 32 was $52,794 and $698,752, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(380,952) and $(2,935,793), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

In December 2010, the investment general partner sold its membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC.  A gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010.

In August 2010, the operating general partner of FFLM Associates – Carriage Pointe entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on September 24, 2010.  The sales price of the property was $775,000, which included the outstanding mortgage balance of approximately $115,914 and cash proceeds to the investment partnerships of $75,000 and $75,000 to Series 32 and Series 33, respectively.  Of the total proceeds received, $15,000 and $15,000 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $60,000 and $60,000 were returned to cash reserves held by Series 32 and Series 33, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $60,000 and $60,000 for Series 32 and Series 33, respectively, as of September 30, 2010.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates – Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively.  Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the  Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates – Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively.  Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana.  In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits.  During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies.  In early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged.  This management company appears more effective than any of the previous management firms and operations have moderately improved.  For the first quarter of 2011 average occupancy was 94% compared to average occupancies of 93% and 94% reported for 2010 and 2009, respectively.   Despite strong occupancy, the property continues to operate below breakeven.  For the first quarter of 2011, net cash flow expended from property operations totaled approximately $(9,000).  Net cash flow expended from property operations totaled ($23,707) and ($3,499) in 2010 and 2009, respectively.  Although the quality of the tenant base and rent collections have improved since 2009, maintenance expense due to unit turnovers remains high, concessions are being offered, and rental rates have been decreased slightly in an effort to increase traffic.  The local economy in northern Indiana remains weak.  To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner provided operating deficits of $30,012 and $17,399 in 2010 and 2009, respectively.  The mortgage payable, taxes and insurance are current as of December 31, 2010.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York.  The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009.  Occupancy averaged 100% in 2010.  Auditors are still working on completing the 2010 audit.  Through the first quarter of 2011, occupancy averaged 97%.  Winn Residential became the new managing agent effective October 1, 2010.  An executed management agreement was submitted to the investment general partner January 2011.  The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. Tenant receivables are an issue that has historically plagued the profitability of the project.  However, in 2010, the property collected a large portion of current tenant receivables.  New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts payable balance.  The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases.  Management expects the attorney to speed up the eviction process once payment is received.  Winn has also made payments towards reducing accounts payable.  The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner has received the 2011 operating budget and will continue to closely monitor 2011 results.  To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010.  The Department of Water and Sewer provided a retrofit kit for each apartment.  The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits.  The Department of Water and Sewer also provided educational brochures for the tenants.  The brochures educate the tenants on how to reduce their water and energy consumption.  Utility costs continue to be below the 2011 budget due to these retrofit kits.  Since management began oversight of the property, it has repaired the boilers and roof.  Some of the tenants’ apartments were also renovated due to damages from the roof leak.  The mortgage and insurance are current through March 2011.  The property is real estate tax exempt.  The low income housing tax credit compliance period expires on December 31, 2015.

(Series 33). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,858,275) and $(2,040,416), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.11 and $0.69, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 33 was $0 and $150,153, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the Series was $(241,815) and $(1,844,221), respectively.  The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

In August 2010, the operating general partner of FFLM Associates – Carriage Pointe entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on September 24, 2010.  The sales price of the property was $775,000, which included the outstanding mortgage balance of approximately $115,914 and cash proceeds to the investment partnerships of $75,000 and $75,000 to Series 32 and Series 33, respectively.  Of the total proceeds received, $15,000 and $15,000 from Series 32 and Series 33,  respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  The remaining proceeds of $60,000 and $60,000 were returned to cash reserves held by Series 32 and Series 33, respectively.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership.  After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.  Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amounts of $60,000 and $60,000 for Series 32 and Series 33, respectively, as of September 30, 2010.

In July 2009, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates – Woodhaven at South Brunswick to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,705,250 and cash proceeds to the investment partnerships of $3,750 and $3,750 to Series 32 and Series 33, respectively.  Of the total proceeds received, $3,750 and $3,750 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In January 2010, the investment general partner of Series 32 and Series 33, respectively, transferred its interest in FFLM Associates – Sayreville Senior Housing Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,826,428 and cash proceeds to the investment partnerships of $7,500 and $7,500 to Series 32 and Series 33, respectively.  Of the total proceeds received, $7,500 and $7,500 from Series 32 and Series 33, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs.  No proceeds were returned to cash reserves held by Series 32 and Series 33, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93% but elevated operating expenses caused the property to operate below breakeven.  Occupancy declined to 68% as of December 2010 due to a number of deaths and illnesses among the residents and a declining local economy creating difficulties in filling vacant units.  In order to increase occupancy, management continues outreach to local social service organizations.  As of March 2011, occupancy has slightly improved to 70%, but the property continues to operate below breakeven.  A title search conducted in the fourth quarter of 2010 showed no liens or judgments being placed on the property.  The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven during the first quarter of 2011 as a result of high concession loss and high maintenance and utility expenses. As of March 31, 2011, the property was 94% occupied. To ensure that occupancy remains stable, management is offering one half off the first month’s rent. While these concessions prevented the property from operating above breakeven, management maintains that they are necessary in order to keep occupancy strong. Maintenance expenses remained high as management focused on turning vacant units. Utility expenses also were high through the first quarter. To reduce the utility expenses, management has begun walking vacant units as they are made ready to ensure that the electricity is turned off. High accounts payable also remain a challenge at the property. Management intends to access the replacement reserve to reduce payables. All mortgage, tax and insurance payments are current.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2010 due to low occupancy in the first half of the year and high utility costs. Despite strong occupancy of 95% as of March 31, 2011, the property operated at a deficit through the first quarter due to high operating expenses. Maintenance and utility costs were high as a result of a harsh winter causing significant heating and snow removal costs. Utilities were also high as a result of increased fuel costs from an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system.  Although the operating general partner obtained approval from Maine State Housing Authority for energy efficiency funding at another property, MSHA indicated that Stearns Assisted Housing would not qualify for any MSHA funding program as the property cannot service any additional debt. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

(Series 34). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 14 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,349,972) and $(1,858,001), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.19 and $0.82, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010 Investments in Operating Partnerships for Series 34 was $0 and $452,150, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the Series was $(996,746) and $(2,349,137), respectively.  The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2010.  Turnover in 2010 led to higher maintenance and bad debt expenses along with significantly increased tenant accounts receivable.  The operating general partner attributed high maintenance costs to heating repairs, but also to the wear and tear that has occurred over the past twelve years.  The tenant profile has a history of damaging the units prior to move out.  The operating general partner has not provided occupancy reports since the second quarter of 2008.  The mortgage, taxes and insurance are all current as of March 31, 2011. The low income housing tax credit compliance period expires on December 31, 2013.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened.  The property also experienced an increase in turnover mostly because of the economic downturn.  The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management’s inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits.  To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009.  The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations.  The new management has been working diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers.  Management has also added concessions and other incentives to improve occupancy. They are currently offering one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a “look and lease” special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property.  Despite management’s increased efforts, the subject property operated below breakeven in 2010 and lost ($121,017) in cash.  The poor operations are attributed to low average occupancy, insufficient rental rates and high operating expenses. The property experienced low average occupancy in 2010, but did show improvements in the second half of the year. Occupancy has increased from 83% at the end of the second quarter to an average occupancy of 90% for the fourth quarter of 2010 and 94% for the first quarter of 2011. The operating expenses at this property are well above state averages, specifically the administrative, maintenance and utility expenses. Collections have also improved. Despite the improved occupancy and collections, the property continued to operate below breakeven through the first quarter of 2011. The property’s mortgage, real estate taxes, and insurance are current as of March 31, 2011. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required. In October 2010 the investment general partner hired a third party site inspector to perform a physical inspection and perform a file review. The file audit came back with a score of “excellent” and the property appeared in good physical condition, per the inspector.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven during the first quarter of 2011 as a result of high concession loss and high maintenance and utility expenses. As of March 31, 2011, the property was 94% occupied. To ensure that occupancy remains stable, management is offering one half off the first month’s rent. While these concessions prevented the property from operating above breakeven, management maintains that they are necessary in order to keep occupancy strong. Maintenance expenses remained high as management focused on turning vacant units. Utility expenses also were high through the first quarter. To reduce the utility expenses, management has begun walking vacant units as they are made ready to ensure that the electricity is turned off. High accounts payable also remain a challenge at the property. Management intends to access the replacement reserve to reduce payables. All mortgage, tax and insurance payments are current.

RHP 96–I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the current third party management company was engaged and it has made some improvements to property operations. Occupancy, which had been in the low 80%s, has improved moderately and stabilized to average 88% for the first quarter of 2011 and 90% and 87% for 2010 and 2009, respectively. Management is currently offering a reduced security deposit, has eliminated the application fee and has increased marketing through radio advertisements and flier inserts in the local newspaper.

The local economy in northern Michigan has suffered over the last several years and remains weak. During the first quarter of 2011 net cash flow expended from property operations totaled ($14,000) due to an increase in administrative and maintenance expenses. During 2010 and 2009, net cash flow expended from property operations totaled ($15,613) and ($17,876), respectively. The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but temporarily ceased to fully support the property’s operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments. From inception through March 31, 2011, no fund reserves have been advanced to support property operations, debt service, or capital improvements.  As of March 31, 2011, insurance payments are current.

On December 6, 2010 the Operating Partnership received a formal Default Notice from its first mortgage lender indicating a mortgage payment deficiency of $40,426.  The first mortgage lender did continue to accept monthly mortgage payments through the April 2011.  However, on May 11, 2011 the Operating Partnership received an Event of Default Notice accelerating the full amount of the debt and triggering the accrual of default interest.  Also, the Operating Partnership’s 2010 PILOT payment of $31,697 was due to the taxing authority by June 15, 2011.  The Operating Partnership is negotiating with the taxing authority regarding a three-month payment plan for this amount, which will be paid by fund reserves.  If the 2010 PILOT charges are not paid on a timely basis, then the Operating Partnership will be removed from the PILOT Program.  There are no escrowed funds available to pay the 2010 PILOT payment.

The investment general partner is negotiating with the operating general partner to remedy the mortgage and PILOT payment defaults.  The outcome of these negotiations may result in: 1) a payment plan to fund the deficiencies immediately or over a period of time; 2) refinancing of the existing first mortgage debt; and/or 3) removal of the current operating general partner with a temporary substitute operating general partner affiliated with the investment general partner.  However, if these negotiations are unsuccessful and the property is foreclosed in 2011, the potential tax credit recapture and interest to the Operating Partnership has been estimated to total $1,010,699, equivalent to approximately $281 per 1,000 BACs.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia.  Historically, the property has struggled in this highly competitive market.  The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through June 2011.  Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011.

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.  However, through the first quarter of 2011, occupancy improved averaging 96%, a 17% increase from the 2010 average.  The property continues to offer a move-in special of reduced rates of $599 for two-bedroom units and $695 for three-bedroom units.  Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date.  The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan is still in effect through the first quarter of 2011.  The plan includes the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with  a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using “spinners,” people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers.  The consultant continues to work with management to improve occupancy at the property.  Through March 2011, management stated that fliers distributed to local businesses, schools, and churches; ads posted on Craigslist and the Douglas Country Chamber of Commerce website resulted in weekly walk-ins.  In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs.

During the fourth quarter of 2009 management implemented a surety bond to combat the bad debt expense and to serve as an incentive for new residents.  The residents pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit.  The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted.  The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive effect on the property as crime has decreased.  Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. The operating general partner has funded all operating deficits and is expected to continue to do so in 2011.  All tax, insurance, and mortgage payments are current through March 2011. The low income housing tax credit compliance period expires on December 31, 2014.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL.  The property operated with below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error.  The property was improperly assessed as market rate.  The increase in the tax bills also included adjustments for prior years.  The operating general partner filed a petition for reassessment.  Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008.  A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward.  The operating general partner is currently seeking additional personal financing to pay the balance of the 2009 and 2010 taxes.  He also plans to follow-up with the Valuation Adjustment Board to see if tax abatement is possible.  In 2010, the property maintained an average occupancy of 97% with operations above breakeven status. Occupancy in the first quarter of 2011 averaged 90% with March 2011 reaching 100%. The investment general partner will continue to monitor property operations and ensure that the tax payment is made.  The low income housing tax credit compliance period expires on December 31, 2014.

(Series 35). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2011 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,555,594) and $(1,431,209), respectively, in passive tax income

(losses) that were passed through to the investors, and also provided $0.58 and $0.93, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 35 was $93,491 and $2,576,041, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(2,938,167) and $(3,359,953), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property operated below breakeven in the first quarter of 2011 due to low occupancy caused by current housing market conditions, insufficient rental rates and increasing operating expenses, specifically utilities, maintenance and insurance. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management’s marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one-month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder’s fee of one month’s rent to realtors who bring in qualified residents. Although average occupancy increased to 90% in the first quarter of 2011, further improvements are needed to achieve breakeven operations. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. The investment general partner will continue to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property continued to operate below breakeven status. In 2010 operations have made significant improvements over 2009 results. Management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 87% as of December 2010 and up to 97% as of March 2011. However, operations remained below breakeven for the year but improved in comparison to 2009 results. The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in November 2010. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited.  Rental achievement has not yet been met.  After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.  The low income tax credit compliance period expires on December 31, 2016.

Mulvane Housing Associates LP (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of March 31, 2011, the property was 91% occupied. Strong occupancy coupled with a rent increase and low maintenance expenses allowed the property to operate above breakeven through the first quarter. Occupancy remained strong as management ran a successful resident retention program, which includes monthly drawings, a resident newsletter, and coffee and snacks, in the leasing office. The small business center that management added for the residents, giving them 24-hour access to a computer, copier, and printer, has been a popular addition to the property. A rent increase effective December 1, 2010 will increase gross potential rental income by $10,200 per year. Management also anticipates implementing a $10-$20 per unit rent increase on new and renewal rates from the State of Kansas in April 2011. Maintenance expenses were low as maintenance payroll was decreased to one part time maintenance technician. Maintenance costs are expected to remain in line with the budget in the second quarter, as management does not anticipate any additional improvements to the property in the short term. The investment general partner will continue to monitor the property's expense levels and management’s leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund all operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance, and mortgage payments are current.

New Caney Housing II, LP (Garden Gates Apartments) is a 32-unit family property located in New Caney, TX. Due to improved occupancy in 2010, the property was able to operate above breakeven after several years of below breakeven operations.  Management was able to improve occupancy to an average of 92% in 2010 through a focus on resident retention and improved tenant-screening process. Management took steps to aggressively enforce lease provisions by either moving for eviction or not renewing leases for residents who violated the terms outlined in their rental agreement. Management reports that the resident profile and resident retention have both greatly improved. Occupancy continues to be strong in the first quarter of 2011, and was 94% as of March 31, 2011.  The mortgage, taxes and insurance are all current. The low-income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Caney Housing II, LP subsequent to March 31, 2011.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property located in Poughkeepsie, NY.  Occupancy was 98% at the end of the first quarter of 2011.  The property operated well above breakeven in 2010.  Although operations are strong, the property has encountered a problem with the leeching field. Since its installation in 2000-2001 the field has failed to perform.  As a result, management initiated a program to pump the system monthly.  Over the years, the pumping has occurred more frequently due to constant flooding in the field.  In an effort to temporarily reduce the flooding and associated costs to pump the field, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines.  As a more permanent solution, the investment general partner and the operating general partner held a meeting on March 30, 2011 with the abutting property owner to discuss a possible connection to his sewer system. This potential solution is still in negotiations. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system.  The low income housing tax credit compliance period expires on December 31, 2014.

(Series 36). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 11 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,353,467) and $(1,423,093), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.45 and $0.91, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 36 was $57,706 and $1,812,747, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(1,931,251) and $(2,242,113), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments.  After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property.  Payment has since been made, but this caused some arrearage in the mortgage payments.  The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership’s debt service reserve, but are again about one month in arrears at the end of the first quarter of 2011.  To date, the lender has not issued a default notice.

In March 2008, the operating general partner replaced the management agent.  The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing.  Occupancy remains strong and was 97% at the end of the first quarter of 2011.  Despite the strong occupancy, operations continue to struggle due to the high debt service payments.  The property operated below breakeven in 2010 and continues to operate below breakeven through the first quarter of 2011.  Although the mortgage lenders have not issued notices of default as of the end of the first quarter, they could do so since there are ongoing mortgage payment arrearages. Such a notice could trigger a foreclosure action in 2011 if the operating general partner does not cure the mortgage payment defaults.  At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt.  At the start of the second quarter of 2011, the operating general partner was still in discussions with a lender to refinance the Operating Partnership’s mortgage debt with a conventional commercial mortgage loan.  However, it appears at this time that the operating general partner will not be issued a commitment letter for the refinancing due to its inability to satisfy the lender’s underwriting criteria.  The operating general partner and lender continue to work to find a way to make the refinance happen.  A final decision regarding the refinancing is anticipated to be made by the lender in the second quarter of 2011.  If the refinancing does not occur as forecasted by the operating general partner, the property could go into foreclosure in 2011 if the operating general partner does not cure the existing mortgage payment defaults. A foreclosure sale in 2011 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $338,318, equivalent to $159 per 1,000 BACs.  The investment general partner will continue to monitor the progress on these issues and encourage the operating general partner to fund deficits in a timelier manner.

Nowata Village Limited Partnership (Nowata Village) is a 28-unit family property in Nowata, OK.   In 2009, occupancy averaged 93%, but the property operated below breakeven due to increased maintenance and insurance costs.  The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions.  In addition, Rural Development no longer allows maintenance work to be completed by in-house or related party contractors.  Insurance costs also increased due to a spike in insurance claims across the Midwest in 2008 and 2009.  In 2010, operations remained below breakeven.  Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 causing an 11% increase in rental income; however, maintenance costs continued to rise due to the Rural Development restrictions, and insurance costs increased by 25%.  Despite consistently strong occupancy, the property suffered a deficit for the year.  As of March 2011, occupancy remains at 93%. Maintenance expenses have decreased but high overall operating expenses are keeping operations below breakeven.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes and insurance payments are all current.  The low income housing tax credit compliance period expires on December 31, 2014.

Wingfield Apartments LP (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana.  In 2009, occupancy averaged 85% and the property operated below breakeven due to increased operating expenses.  According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit.

The repair work consisted of roof replacement resulting from frequent windstorms. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn.  While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past two years.  The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score.  According to the report, the manager was rude and exhibited no closing ability whatsoever.  According to the operating general partner, this manager was removed in early August.  They replaced this manager with one of their most experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations.  The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager.  With the exception of some cracking to asphalt drives and walks, the property was in good physical condition.  It was also concluded that the new manager was professional and up to the task of running the property.  In 2010, occupancy averaged 83% with operations below breakeven.  Occupancy ended the year at 88% and has increased to 98% as of March 31, 2011. The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014.  All real estate tax, mortgage, and insurance payments are current.

(Series 37). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 7 properties at March 31, 2011 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(1,377,085) and $(1,586,942), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.83 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 37 was $36,479 and $1,400,181, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(1,886,664) and $(2,780,498), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA.  Historically, occupancy has been a concern at this property due to economic decline in the area.  In 2009, occupancy averaged 83% and the property continued to operate below breakeven status.  In 2010 operations have made significant improvements over 2009 results. Management hired new portfolio and property managers.   Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 74% in November 2009 to 87% as of December 2010 and up to 97% as of March 2011.  However, operations remained below breakeven for the year but improved in comparison to 2009 results.  The lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations improve.

The investment general partner met with the operating general partner and visited this site in November 2010.  The property was very well maintained and the tax credit files were in very good order.  Capital improvements in 2010 include new signage and asphalt repairs. Exterior painting was completed in 2009. These improvement projects will be funded from replacement reserves and the operating general partner advances.  Real estate tax, insurance and mortgage payments are current.  The operating general partner’s guarantee remains unlimited.  Rental achievement has not yet been met.  After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.  The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2010 due to low occupancy in the first half of the year and high utility costs. Despite strong occupancy of 95% as of March 31, 2011, the property operated at a deficit through the first quarter due to high operating expenses. Maintenance and utility costs were high as a result of a harsh winter causing significant heating and snow removal costs. Utilities were also high as a result of increased fuel costs from an inefficient heating system.  In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system.  Although the operating general partner obtained approval from Maine State Housing Authority for energy efficiency funding at another property, MSHA indicated that Stearns Assisted Housing would not qualify for any MSHA funding program as the property cannot service any additional debt. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All tax and insurance payments are current, and there is no hard debt associated with the property’s financing.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI.  The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenant.  Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt.  As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents.  The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints.  As of March 31, 2011 Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables.  In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas.  Average occupancy was 81% for the first quarter of 2011 and 89% and 88 % for 2010 and 2009, respectively.  In recent years Section 8 vouchers have again become available and as of March 31, 2011 approximately 65% of the property’s tenant base consists of Section 8 voucher holders.  Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.  A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership.  In 2009, the Operating General Partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties.  From inception through March 31, 2011, the operating general partner has provided to Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years.  Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes.  Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers.  Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continues to be an issue.  Utility expenses increased in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes.  Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways.  Repairs are being made on an as-needed basis and management is further extending payables.  Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007.  As of March 31, 2011, these principal payments remain deferred.  Furthermore, as of March 31, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership.  A principal payment on the demand note was due October 31, 2009; however, that payment has not been made.  As of March 31, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender.  As of March 31, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $165,000, have not been paid by the Operating Partnership.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $101,995 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure.  The operating general partner is currently negotiating with the lender to repay the protective advance made for the 2008 real estate taxes.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies.  The operating general partner is attempting to resolve these various debt issues with the lender.  As of March 31, 2011, the Operating Partnership remains current on its property insurance obligations.  Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid.  The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses.  If the property is foreclosed in 2011, the estimated credit loss of $ 72,828 and tax credit recapture cost and interest penalty of $903,568 will result.  This is equivalent to credit loss of $28 and recapture and interest of $352 per 1,000 BACs.

(Series 38). As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%.  The series had a total of 10 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(789,484) and $(920,580), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.83 and $0.94, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 38 was $999,523 and $3,761,779, respectively.  The decrease is a result of the way the Fund accounts for such investments, the equity method.  By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(2,942,239) and $(2,712,997), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA.  Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven from 2007 – 2009. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses.  According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area.  The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy.  In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers.  Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 90% by March 2011.

The investment general partner met with the operating general partner and visited the site in November 2010.  The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot.  A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2011. All files were well kept and in good order.  All real estate taxes, insurance and mortgage payments are current.  The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property.  These reviews will continue until occupancy and operations stabilize.  The low income housing tax credit compliance period expires on December 31, 2016.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana.  In 2009, occupancy averaged 86% and the property operated below breakeven.  In 2010, occupancy averaged 83%, and operations remained below breakeven, but at a much lesser extent than in 2009.  Occupancy remained stable at 83% through the first quarter of 2011.  The investment general partner conducted a site visit in December 2010 to assess the physical condition of the property and to gauge management’s effectiveness.  The site visit revealed major deferred maintenance including: damage to asphalt walks and drives, landscaping issues, nine vacant units in a state of disrepair, broken appliances, stained carpets and debris throughout the property.  It was concluded that the manager was ineffective and she was not getting the support and oversight needed to run the property.  Vacant units were not being turned over in a timely fashion and the property manager was not being held accountable by senior management.  The investment general partner shared these results with the operating general partner.  According to the operating general partner, they have taken immediate action to get all units rent ready and to address the numerous deferred maintenance items identified.  The investment general partner visited the site in May 2011 to verify that corrective measures have been taken. The site was in much better condition. All item notes at the previous site visit have been addressed, with the exception of the issues with asphalt drives and walk ways. The manager was terminated and replaced with a community manager from another site that is well qualified to turn the site around.  The site was generally free of debris and there were two vacant units which were in the process of being made rent ready. The investment general partner will continue to monitor this property over the coming months and will work with the operating general partner to make certain that operations at Hammond Place continue to improve.  The low income housing tax credit compliance period expires on December 31, 2014.  All real estate tax, mortgage, and insurance payments are current.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK.  In 2009, occupancy averaged 96% and the property was able to generate cash flow.  In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs.  The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions.  In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees.  A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums.  As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010.  As of March 2011, occupancy has further dropped to 75%.  Operating expenses have decreased; however, lower rental income is resulting in below breakeven operations for the quarter.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

(Series 39). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 9 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(900,642) and $(1,148,527), respectively, in passive tax income (losses) that were passed through to the investors, also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 39 was $1,378,166 and $3,970,104, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(2,757,577) and $(2,291,962), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. Average occupancy decreased from 85% in 2007 to 83% in 2008, to 75% in 2009. The property operated below breakeven from 2007 – 2009. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in November 2009 to 90% by March 2011.

The investment general partner met with the operating general partner and visited the site in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further improve curb appeal. Management plans to upgrade the fitness equipment in 2011. All files were well kept and in good order. All real estate taxes, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews will continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

(Series 40). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,024,814) and $(1,072,131), respectively, in passive tax income (losses) that were passed through to the investors, also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 40 was $2,491,075 and $4,858,175, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(2,748,973) and $(2,709,589), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI.  The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenant. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints. As of March 31, 2011 Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy was 81% for the first quarter of 2011 and 89% and 88 % for 2010 and 2009, respectively. In recent years Section 8 vouchers have again become available and as of March 31, 2011 approximately 65% of the property’s tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements. A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the Operating General Partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through March 31, 2011, the operating general partner has provided Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be an issue. Utility expenses increased in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007.  As of March 31, 2011, these principal payments remain deferred.  Furthermore, as of March 31, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership.  A principal payment on the demand note was due October 31, 2009; however, that payment has not been made.  As of March 31, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender.  As of March 31, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $165,000, have not been paid by the Operating Partnership.

In January 2011, Baldwin Villas received a tax foreclosure notice from the Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $101,995 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure.  The operating general partner is currently negotiating with the lender to repay the protective advance made for the 2008 real estate taxes.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies.  The operating general partner is attempting to resolve these various debt issues with the lender.  As of March 31, 2011, the Operating Partnership remains current on its property insurance obligations.  Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid.  The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses.  If the property is foreclosed in 2011, the estimated credit loss of $14,939 and tax credit recapture cost and interest penalty of $184,987 will result.  This is equivalent to credit loss of $6 and recapture and interest of $69 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA.  Occupancy ended 2009 at 83% and the property operated below breakeven for the year.  In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures.  According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs.  In 2010, occupancy averaged 76% and the property operated at breakeven.  Occupancy ended the first quarter of 2011 at 63%, with operations remaining above breakeven status.  Maintenance expenses have returned back to normal levels.  The investment general partner will work with the operating general partner to increase occupancy.  All taxes, insurance and mortgage payments are current.  The low income housing tax credit compliance period expires on December 31, 2015.

(Series 41) As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009, the series, in total, generated $(627,565) and $(868,556), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.76 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 41 was $2,811,584 and $4,593,671, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2011 and 2010, the net income (loss) of the series was $(2,025,799) and $(2,440,525), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 77% in 2010. The decrease in occupancy in 2010 was the result of the economic hardship that faces the area. As of March 31, 201l, occupancy has fallen to 67%. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. The property operated below breakeven in 2010, and continues to operate below breakeven through the first quarter of 2011. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2010 the property operated with an average occupancy of 86%. Occupancy declined to 81% as of March 31, 2011. The decline in occupancy is the result of the poor economic condition of the surrounding area. The property operated below breakeven in 2010. It has been operating slightly above breakeven through the first quarter of 2011 as the operating general partner has focused on reducing expenses. The mortgage, property taxes and insurance are current.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2010, the average occupancy at the property was 90%. Despite the depressed local economy, occupancy rose to 96% as of March 31, 2011. The property operated above breakeven in 2010. As a result of increased occupancy, the property was able to generate a small positive cash flow. Through the first quarter of 2011, operations at the property remain above breakeven and are stable. The mortgage, property taxes and insurance are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Rural Housing Partners of Mendota, LP subsequent to March 31, 2011.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The property operated slightly below breakeven in

2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. In 2010, average occupancy was 88% with operations just reaching breakeven status.  As of March 31, 2011, occupancy is 85%, but operations have slipped back below breakeven status. The rent collection and eviction policies are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. The new operating general partner’s first order of businesses was to address any existing deferred maintenance items, and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In addition, they built a fence around the property, added high intensity exterior lighting, and closed off one entrance to the property to reduce traffic. Security has improved as a result of these efforts. In June 2010 there was a fire at neighboring Bienville III Apartments, which displaced five rental assisted units. At the time, Bienville Apartments could accommodate these tenants so they were moved to Bienville Apartments on a temporary basis. As a result, occupancy at Bienville improved to 100% as of June 30, 2010. The repairs at Bienville III were completed in September and those displaced tenants were then moved from Bienville back to Bienville III. As a result, occupancy at Bienville dropped to 84% as of September 30, 2010. Management then refocused on leasing and marketing, improving occupancy to an average of 88% for 2010, and averaging 100% occupancy for the first quarter of 2011. According to the operating general partner, they improved their relationship with the local HUD office and other community action agencies and this has been effective at driving prospective tenants to the property. The property operated below breakeven in 2010 mainly due to significant increases in maintenance expenses to address deferred maintenance items inherited upon the property’s transfer. Expenses have begun to decrease in the first quarter of 2011 allowing for the property to operate above breakeven. The investment general partner will monitor occupancy and expenses at the site and continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

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

(Series 42). As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%.  The series had a total of 22 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(843,276) and $(1,041,100), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010 Investments in Operating Partnerships for Series 42 was $3,740,801 and $5,635,060, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010 the net income (loss) of the series was $(2,337,443) and $(2,439,386), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana.  In 2009, occupancy averaged 70% and the property operated below breakeven.  Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven.  Occupancy improved to 78% as of year-end 2010 and up to 90% as of the end of the first quarter of 2011.  According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn.  Also, they have had to deal with ongoing evictions for non-payment of rent.  While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past year.  The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability.  According to the operating general partner, this manager was removed in August 2010.  They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager.  With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition.  It was also concluded that the new manager was professional and effective in her role.  The investment general partner will continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014.  All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 91% for 2010 and 90% for the first quarter of 2011.  The property operated above breakeven in 2010, and slightly below breakeven for the first quarter of 2011. The property experiences higher expenses in the winter months due to snow removal and heating needs; therefore the operating general partner expects expenses to improve in the second and third quarters, with the property forecast to achieve breakeven operations. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current as of March 31, 2011.  Accounts payable and accrued expenses stood at approximately $65,500 as of March 31, 2011, which equals approximately two months of operating expenses.

HS Housing, LP (Helios Station Apartments) is a 30-unit family property located in Lafayette, CO.  The property operated well above breakeven in 2009 and occupancy remained strong for the year averaging 97%.  HS Housing operated well above breakeven in 2010.  Through the first quarter of 2011 the property continues to have strong occupancy and operates above breakeven.  All real estate taxes, insurance, and mortgage payments are current as of March 31, 2011.  The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.  A site visit conducted in September 2008 revealed that although the property was in good physical condition, housekeeping and maintenance needed improvement.  Additionally, the tenant file audit disclosed incomplete and disorganized files which could be attributed to the site manager’s limited tax credit experience and knowledge of the program.  A new, experienced site manager was hired at the end of October 2008 in an effort to address these issues; however, this manager was also not able to proactively tackle the property’s issues and a new site manager began in the beginning of May 2009.  This manager has previous tax credit experience as an assistant manager and was promoted from a larger property with the idea that she can deliver focus to this smaller property.  Another site visit was conducted at the property in July 2009.  Housekeeping and maintenance had improved, but tenant files continued to require attention. The site manager and regional compliance manager corrected all file issues.  A 100% recertification and state management review occurred in October 2009, resulting in a satisfactory score. The investment general partner also had a consultant perform a site inspection in June of 2010.  The consultant advised that the property was in good physical condition and the files were in excellent condition.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in

Colorado. The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including HS Housing, but the plan’s likelihood for success continues to be uncertain at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its focus toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvements and payables out of the improved cash flow from the entire portfolio. The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009.  In the second quarter of 2010 the investment general partner had requested that the management company put together a capital needs plan for the entire Colorado portfolio.  In June of 2010 the management company completed the requested capital needs plan for HS Housing and submitted a copy to both the investment general partner and HUD.  The plan calls for $180,000 in capital improvements over the next 5 years.  The plan includes roof replacement, exterior painting, installation of a new irrigation system and concrete replacement.  The investment general partner will monitor the progress of the capital needs plan.  The operating general partner will be required to advance funds to each partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed.

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

In 2006, the Colorado Housing and Finance Authority issued 8823s, citing the ten units that were unsuitable for occupancy for an extended period of time due to the structural issues noted above. As of April 2007, the ten units had been repaired and reoccupied. In May 2008, the 8823s from the Colorado Finance Housing Agency for the ten units that were off-line were corrected.  In 2009, two units were discovered to be in need of structural repairs related to the floor joists.  Management obtained bids and work was completed in June 2009 on the first unit.  The bid was for $5,000 and was paid from operating cash.  This unit was brought back on-line and was re-tenanted in late June.  A second unit was vacated in August 2009 and received structural repairs that were completed in November 2009.  The repairs were anticipated to be complete during the third quarter of 2009; however, the scope of work increased after further investigation.  The contractor honored the original bid of $4,000 and was paid from operating cash.  The unit was re-tenanted in December 2009.  No additional units in need of structural repairs have been identified.  The property has operated above breakeven in 2008, 2009 and 2010.  Through the first quarter of 2011, the average occupancy was 96% and the property continues to operate above breakeven.  All real estate taxes, insurance, and mortgage payments are current as of March 31, 2011.  The operating general partner’s obligation to fund operating deficits is unlimited in time and amount.  The investment general partner also had a consultant perform a site inspection in June of 2010.  The consultant advised that the property was in good physical condition and the files were in excellent condition.

Effective July 1, 2008, the operating general partner brought in a new management company to manage its entire portfolio of 18 properties in Colorado.  The change in management was intended to address unsatisfactory operations at several properties in the Colorado portfolio.  The operating general partner is attempting to recapitalize its Colorado portfolio, including TS Housing, but the plan’s likelihood for success continues to be uncertain at this time.  However, improved management has resulted in increased cash flow across the entire portfolio.  The investment general partner has turned its attention toward obtaining a commitment from the operating general partner to fund the portfolio’s identified near term capital improvement needs and aged payables out of the improved cash flow from the entire portfolio.  The operating general partner signed a letter agreeing to fund capital needs at the Colorado properties, and advanced funds to two properties in June 2009.  In the second quarter of 2010 the investment general partner had requested that the management company put together a capital needs plan for the entire Colorado portfolio.  In June of 2010 the management company completed the requested capital needs plan for TS Housing and submitted a copy to both the investment general partner and HUD.  The plan calls for $176,715 in capital improvements over the next 5 years.  The plan includes window replacement, exterior painting, installation of a new irrigation system and concrete replacement.  The investment general partner will monitor the progress of the capital needs plan.  The operating general partner will be required to advance funds to each Operating Partnership that will not have sufficient replacement reserve money to complete the capital improvements that are needed.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas.  Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses.  Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years.  Occupancy continues to be strong averaging 100% in 2011.  Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site.  Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies.  These concerns have been addressed on an ongoing basis via advances by the operating general partner.  Despite high occupancy and cost control efforts including staffing reduction, reduced marketing and the shutting down of one boiler during warmer months, the property continued to operate below breakeven in 2010. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee.  So far the operating general partner has advanced over $2.0 million for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

(Series 43) As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,212,245) and $(1,486,317), respectively, in passive tax income (losses) that were passed through to the investors, also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 43 was $6,613,148 and $9,259,429, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(3,989,777) and $(3,178,616), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Henderson Fountainhead, LP (Seven Points Apartments) is a 36-unit family property located in Seven Points, TX. There was a fire at the property on May 12, 2010. The fire started in the attic of Building Seven, severely damaging two units and causing minor damage in the remaining two units in the building. Wiring that was not replaced when the property was rehabbed in 2003 caught fire in the attic and quickly spread throughout the building. Unit fire alarms functioned properly and all residents were able to escape without injury. Insurance proceeds were sufficient to cover the cost of repairs. The repair work was completed December 20, 2010. City inspectors approved all work completed and no credit loss or recapture is anticipated. The USDA inspection, which was conducted at the end of January 2011, approved all repairs. In 2010 the property recorded 86% occupancy with operations above breakeven. Through the end of the first quarter of 2011, occupancy was 100% with slightly below breakeven operations. During the second quarter of 2011 the property is expected to resume historical operations with strong occupancy and above breakeven operations. All real estate tax, insurance and mortgage payments are current.

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

Occupancy averaged 91% for 2010 and 90% for the first quarter of 2011. The property operated above breakeven in 2010, and slightly below breakeven for the first quarter of 2011. The property experiences higher expenses in the winter months due to snow removal and heating needs; therefore the operating general partner expects expenses to improve in the second and third quarters, with the property forecasted to achieve breakeven operations. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements, since September 2007 when the debt was refinanced. The mortgage, taxes and insurance payments are all current as of March 31, 2011. Accounts payable and accrued expenses stood at approximately $65,500 as of March 31, 2011, which equals approximately two months of operating expenses.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In recent years, management has implemented a variety of concessions including lowering the security deposit from one month’s rent to $99, waiving the $20 application fee, and offering one month free rent. In addition, private rental assistance of up to $200/month has been offered for qualified applicants. While these concessions improved occupancy, the property continued to operate at a deficit. In an effort to improve cash flow, management removed the concessions after occupancy reached 100% in March 2009. Afterwards, occupancy immediately began to decline and ended September 2009 at 83%. The concessions were then reinstated and occupancy improved to 88% by year-end 2009. The property operated below breakeven in 2010, despite an increase in average occupancy to 91%. For the first quarter of 2011 occupancy has averaged 96% with occupancy reaching 100% as of March 31, 2011. The property continues to operate below breakeven. The balance sheet shows high accounts payable which are due to unpaid management fees. These management fees are owed to both the previous and current management companies. With the increase in occupancy and all other vendors being current, a full fee is expected to be paid each month going forward. All taxes and insurance have been paid through March 31, 2011, and the replacement reserve account is fully funded. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments – Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property located in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 that increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD’s new Enterprise Income Verification System; an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and average occupancy improved to 83% in 2010. In the first quarter of 2011 average occupancy has increased to 84%. The property continues to operate below breakeven. Deficits are currently being funded through a USDA Rural Development approved Workout Agreement, waiving the annual replacement reserve deposit until December 31, 2012. Management reports that rent growth has become limited due to market rate competition in the area. As a means of attracting more potential tenants to the property, management has implemented a one-month rent concession. Marketing is focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the newspaper. Management continues outreach to the local social service providers, but focusing on the Continuum of Care. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In 2009, the property operated below breakeven due to decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the fourth quarter of 2010, occupancy improved and as of December the property was 93% occupied. Despite improved occupancy, the property operated below breakeven in 2010. Through first quarter of 2011 the property was 100% occupied. Again, despite the strong physical occupancy, low rental rates in the area continued to negatively impact cash flow and the property operated below breakeven. The management company continues to market the available units by working closely with the housing authority and by running various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Auditors are still working on completing the 2010 audit. Through the first quarter of 2011, occupancy averaged 97%. Winn Residential became the new managing agent effective October 1, 2010. An executed management agreement was submitted to the investment general partner January 2011.  The reasoning behind this change is that the operating general partner wants to focus more on future development transactions. Tenant receivables are an issue that has historically plagued the profitability of the project.  However, in 2010, the property collected a large portion of current tenant receivables.  New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts payable balance.  The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases.  Management expects the attorney to speed up the eviction process once payment is received.  Winn has also made payments towards reducing accounts payable.  The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner has received the 2011-operating budget and will continue to closely monitor 2011 results.  To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010.  The Department of Water and Sewer provided a retrofit kit for each apartment.  The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits.  The Department of Water and Sewer also provided educational brochures for the tenants.  The brochures educate the tenants on how to reduce their water and energy consumption.  Utility costs continue to be below the 2011 budget due to these retrofit kits.  Since management began oversight of the property, it has repaired the boilers and roof.  Some of the tenants’ apartments were also renovated due to damages from the roof leak.  The mortgage and insurance are current through March 2011.  The property is real estate tax exempt.  The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA.  Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008.  Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions.  During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases.  The major employers in the area have cut either staffing levels or worker’s hours and this situation has not started to improve as of December 31, 2010.  As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced.  Also, the decline in the construction industry has led to additional vacancies at the site.  Management does not expect the job market to turn around in the near future.  Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible.  In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010.  Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community.  The investment general partner performed a site visit in May 2010 and revisited the property in March 2011.  The property was found to be in excellent condition.  The investment general partner will continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations.  In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement.  This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts.  At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established.  At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve.  That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses.  As of March 31, 2011, the balance in the operating deficit reserve was down to $35,296.  In the first quarter 2011 there are signs that the local economy is improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011.  The balance in the operating deficit reserve was down to $6,296 at April 30, 2011.  If this continues, the operating deficit reserve will most likely be depleted in the second quarter of 2011.  While it appears that the rental market in Cobb County started to improve in the first quarter 2011, it will need to strengthen further to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts.  This could expose the Operating

Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. If recapture were to occur in 2011, the Operating Partnership would lose future tax credits of $566,623 and recapture and interest of $148,296, equivalent to approximately $156 and $41 per 1,000 BACs respectively. The interest only mortgage payment, real estate taxes and insurance payments are current as of March 31, 2011.

(Series 44) As of March 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,645,360) and $(2,151,478), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.96 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 44 was $5,205,103 and $7,784,498, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(3,202,227) and $(3,226,501), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009.  A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010 and for the first quarter of 2011.  Prior to the permanent mortgage conversion that occurred in November 2010, the property was operating above breakeven.  However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments.  Had the loan converted to permanent financing under the floating rate for tax-exempt bonds and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest.  The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner.  Because of its non-profit status, the new operating general partner entitles the property to a full abatement of the real estate taxes, saving the property approximately $150,000 annually.  The year to date March 2011 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property is operating above breakeven.  The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0).  In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement.  However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect.  The property’s mortgage and insurance payments are current as of March 31, 2011.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia.  Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood.  Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit.  Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011.  In 2009, the property operated below breakeven.  The operating general partner, through operating deficit loans, funds all operating deficits.  Occupancy improved throughout the fourth quarter resulting in an average occupancy of 94% for 2010 and year end occupancy of 93%.  Occupancy continues to increase, reaching 95% as of March 2011.  With the improvement in occupancy and steady traffic flow at the site, management has discontinued a move-in special offer.  Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients.  Though occupancy increased, the property operated below breakeven through the fourth quarter of 2010.  This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted rental concessions, and unexpected expenses.  Recently, there has been an issue of front doors being damaged.  In response, management increased the hours worked by the security patrol.  This led to a payment of $12,000 more than budgeted for security.  Additionally, $8,400 was paid towards unexpected roof repairs. Moreover, the operating general partner had to pay $17,000 for business licenses dating back to 2006 that the former owner did not pay nor disclose during the general partner transfer.  During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents.  The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The property’s mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA.  Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008.  Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions.  During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases.  The major employers in the area have cut either staffing levels or worker’s hours and this situation has not started to improve as of December 31, 2010.  As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced.  Also, the decline in the construction industry has led to additional vacancies at the site.  Management does not expect the job market to turn around in the near future.  Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible.  In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010.  Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community.  The investment general partner performed a site visit in May 2010 and revisited the property in March 2011.  The property was found to be in excellent condition.  The investment general partner will continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations.  In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement.  This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts.  At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established.  At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve.  That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses.  As of March 31, 2011, the balance in the operating deficit reserve was down to $35,296.  In the first quarter 2011 there are signs that the local economy is improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011 – note that the balance in the operating deficit reserve was down to $6,296 at April 30, 2011.  If this continues, the operating deficit reserve will most likely be depleted in the second quarter of 2011.   While it appears that the rental market in Cobb County started to improve in the first quarter 2011, it will need to strengthen further to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts.  This could expose the Operating Partnership to foreclosure risk and potential recapture costs in 2011 or 2012. If recapture were to occur in 2011, the operating partnership would lose future tax credits of $692,560 and recapture and interest of $181,255, equivalent to approximately  $256 and $67 per 1,000 BACs respectively.  The interest only mortgage payment, real estate taxes and insurance payments are current as of March 31, 2011.

United Development CO. 2001 LP (Memphis 102), is a 102-unit scattered site family development, located in Memphis, TN.  Due to high unemployment in the area, average occupancy has suffered at Memphis 102 since 2007.  After averaging 90% occupancy in 2008, occupancy declined to 87% in 2009 with operations below breakeven status.  In 2010, occupancy remained relatively stable at 88%, with operations improving close to breakeven status.  In 2011, occupancy has again declined to averaging 81% through the first quarter and ending March 2011 at 79%.  The property continues to operate below breakeven due to low occupancy, high real estate taxes and maintenance costs. The operating general partner is currently paying between $15,000 and $25,000 per month towards accrued real estate taxes depending on available cash flow.  According to the operating general partner, there was $411,718 of accrued taxes as of December 31, 2010. The operating general partner is no longer funding operating deficits as needed.  The mortgage payments, insurance, and accounts payable are all current.  The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of thirty low income housing tax credit units located in fifteen duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009 occupancy averaged 88% for the year and the property operated below breakeven. Occupancy increased on average from 88% in 2009 to 99% occupied in 2010. Occupancy reached 100% as of March 31, 2011. In 2010 the revenue increased by 5%, while expenses decreased by 3%, resulting in improved cash flow from the prior year. The property was inspected in June 2010 and was found to be in excellent condition. All real estate taxes, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

(Series 45) As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,900,372) and $(2,128,113), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.95 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 45 was $12,086,770 and $15,742,704, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(4,306,886) and $(4,185,948), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenant. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints. As of March 31, 2011 Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy was 81% for the first quarter of 2011 and 89% and 88 % for 2010 and 2009, respectively. In recent years Section 8 vouchers have again become available and as of March 31, 2011 approximately 65% of the property’s tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased radio and newspaper advertisements.  A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership.  In 2009, the Operating General Partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties.  From inception through March 31, 2011, the operating general partner has provided to Baldwin Villas cumulative operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be an issue. Utility expenses increased in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of March 31, 2011, these principal payments remain deferred. Furthermore, as of March 31, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of March 31, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of March 31, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $165,000, have not been paid by the Operating Partnership.

In January 2011, Baldwin Villas received a tax foreclosure notice from the Oakland County regarding past due 2008 real estate taxes. Total taxes, interest and penalties of $101,995 were due on March 31, 2011 or the County had the right to take the property through foreclosure. On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure. The operating general partner is currently negotiating with the lender to repay the protective advance made for the 2008 real estate taxes.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender.  As of March 31, 2011, the Operating Partnership remains current on its property insurance obligations.  Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid.  The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company’s ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt.  Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses.  If the property is foreclosed in 2011, the estimated credit loss of $5,509 and tax credit recapture cost and interest penalty of $53,067 will result.  This is equivalent to credit loss of $1 and recapture and interest of $13 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia.  Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood.  Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit.  Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011.  In 2009, the property operated below breakeven.  The operating general partner, through operating deficit loans, funds all operating deficits.  Occupancy improved throughout the fourth quarter resulting in an average occupancy of 94% for 2010 and year-end occupancy of 93%.  Occupancy continues to increase, reaching 95% as of March 31, 2011.  With the improvement in occupancy and steady traffic flow at the site, management has discontinued a move-in special offer.  Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients.  Though occupancy increased, the property operated below breakeven through the fourth quarter of 2010.  This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted rental concessions, and unexpected expenses.  Recently, there has been an issue of front doors being damaged.  In response, management increased the hours worked by the security patrol.  This led to a payment of $12,000 more than budgeted for security.  Additionally, $8,400 was paid towards unexpected roof repairs.  Moreover, the operating general partner had to pay $17,000 for business licenses dating back to 2006 that the former owner did not pay nor disclose during the general partner transfer.  During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents.  The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.  The property’s mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK.  In 2009, the property generated cash flow with 95% average occupancy and operating expenses below state averages.  In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs.  The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions.  In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees.  Insurance costs also increased due to a spike in claims across the

Midwest in 2008 and 2009.  As of March 2011, occupancy has dropped to 82%.   As a result of lower rental income and increasing maintenance expenses, operations are below breakeven in 2011.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

(Series 46) As of March 31, 2011 and 2010 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2011, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2010 and 2009 the series, in total, generated $(1,194,058) and $(1,529,763), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2011 and 2010, Investments in Operating Partnerships for Series 46 was $11,632,800 and $14,415,932, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2011 and 2010, the net income (loss) of the series was $(3,098,043) and $(3,303,319), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss and amortization of acquisition costs.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK.  Wagoner is a small town with limited employment opportunities.  Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven.  A more experienced manager took over the property in 2009 to increase marketing efforts and work closely with local businesses to improve occupancy through referrals.  As a result of the marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs.  The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions.  Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009.  Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven; however, average occupancy dropped to 82% and rental income actually decreased.  Maintenance and insurance costs continued to increase and operations remained below breakeven for the year.  As of March 2011, occupancy is at 100% and rental income is significantly higher.  As a result, operations are at breakeven, despite operating expenses consistent with the previous year.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, Limited Partnership (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK.  Operations were below breakeven in 2009 due to high maintenance and insurance costs, despite an average occupancy of 95%. Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account.  Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees.  A spike in insurance claims across the Midwest in 2008 and 2009 caused insurance costs to double.  In 2010, the property once again suffered a deficit for the year.  Maintenance expenses decreased slightly but not enough for operations to breakeven.  Throughout the first quarter of 2011, occupancy is averaging 98% and operations remain below breakeven because of operating expenses consistent with the previous year.  The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas.  Despite strong occupancy, averaging 97% in 2010 and 98% for the first quarter of 2011, the property operated just below breakeven.  The operating managing member was planning to appeal the assessed value of the property via the Payment Under Protest process in December 2010.  However, the first half of the 2010 taxes needed to be paid in full at the time of appeal and, although the taxes are now current (see below), they were not paid by the due date, due to timing of the availability of funds to pay them.  The managing member filed an appeal during the March 2011 appeal process and is awaiting a response from the tax authority. In addition, because occupancy is very strong, in September 2010, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010.  This increase in rental income along with a slight reduction in real estate taxes, should result in the property operating above breakeven.  In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its current balance to its original commitment amount.  This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears.  The monthly mortgage and insurance payments are also current as of March 31, 2011.

Panola Housing Ltd. (Panola Housing) is a 32-unit multifamily development located in Carthage, TX.  In 2009, despite average occupancy of 99%, the property operated below breakeven.  There was a 25% increase in operating expenses in 2009, specifically maintenance costs.  According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit.  There was $10,000 in Rural Development required repairs in the first quarter of 2010.  These repairs were later funded out of replacement reserves.  According to the operating general partner, all repairs were completed as of March 31, 2010, and maintenance expenses have normalized.  Management implemented a $40 per unit rent increase in April that applied to new tenants as well as lease renewals.  In 2010, the property had an average occupancy of 97% with operations above breakeven status.  Occupancy ended the first quarter of 2011 at 100%, with operations remaining above breakeven.  According to the operating general partner, they have a strong manager in place and they anticipate continued improvement in operations.  The operating general partner is also exploring the possibility of another rent increase in early 2011.  The investment general partner will continue to monitor operations quarterly and discuss issues with the operating general partner and management as needed. The low income housing tax credit compliance period expires on December 31, 2018.  All real estate tax, mortgage, and insurance payments are current.  As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Panola Housing, LTD subsequent to March 31, 2011.

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

If the book value of the Fund’s investment in an Operating Partnership exceeds the estimated value derived by management, which generally consists of the remaining future Low-Income Housing Credits allocable to the Fund and the estimated residual value to the Fund, the Fund reduces its investment in the Operating Partnership.

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits.  In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2011 and 2010. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Partnership’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Partnership currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Partnership’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Partnership.

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Fund adopted the guidance for the interim quarterly period beginning April 1, 2009. Adoption of the guidance does not have a material impact on the Fund’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund’s general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund’s “disclosure controls and procedures” as defined in the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15, with respect to each series individually, as well as the Fund as a whole.  Based on that evaluation, the Fund’s Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the disclosure controls and procedures with respect to each series individually, as well as the Fund as a whole, were adequate and effective in timely alerting them to material information relating to any series or the Fund as a whole required to be included in the Fund’s periodic SEC filings.

(b)	Management's Annual Report on Internal Control over Financial Reporting

Management of the Fund is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) of each series individually, as well as the Fund as a whole. The Fund’s internal control system over financial reporting is designed to provide reasonable assurance to the Fund’s management regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Due to inherent limitations, an internal control system over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole as of March 31, 2011. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2011, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 62, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 49, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as

Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 64, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 47, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves.  He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties.  Prior to joining Boston Capital in 1990, Mr.
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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee.  However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1.  An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2011 was $5,297,336.

2.  The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $442,987 for amounts charged to operations during the year ended March 31, 2011.  The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2011, 83,651,080 BACs had been issued.  The following Series are known to have one investor, Everest Housing 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	7.10%
Series 21	6.09%
Series 22	8.64%
Series 23	6.72%
Series 24	6.68%
Series 25	6.88%
Series 26	8.56%
Series 27	9.23%
Series 28	8.17%
Series 29	7.20%
Series 30	7.26%
Series 31	6.84%
Series 32	9.24%
Series 33	8.23%
Series 34	9.18%
Series 35	7.90%
Series 36	6.96%
Series 37	8.55%
Series 38	8.98%
Series 39	8.31%
Series 40	6.04%
Series 41	8.37%
Series 42	6.33%
Series 43	6.80%
Series 44	6.14%
Series 46	6.03%

(b)	Security ownership of management.

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

The Fund has no compensation plans under which interests in the Fund are authorized for issuance.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

(a)	Transactions with related persons

The Fund has no officers or directors.  However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement.  See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2011.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,225	$12,750	$18,928	$16,228	$17,003

Audit Related Fees	-	255	-	-	-

Tax Fees	6,730	4,975	8,095	6,730	7,120

All Other Fees	-	520	-	-	-

Total	$22,955	$18,500	$27,023	$22,958	$24,123

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,228	$25,078	$13,903	$17,753	$15,828

Audit Related Fees	765	1,530	1,020	1,020	1,275

Tax Fees	6,730	11,410	5,755	7,510	6,730

All Other Fees	-	-	-	-	-

Total	$23,723	$38,018	$20,678	$26,283	$23,833

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,678	$17,753	$13,903	$11,603	$13,153

Audit Related Fees	2,295	2,295	2,805	1,275	2,040

Tax Fees	5,950	7,510	7,120	4,780	5,170

All Other Fees	-	-	-	-	-

Total	$22,923	$27,558	$23,828	$17,658	$20,363

Item 14.	Principal Accounting Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,978	$11,978	$10,453	$11,603	$11,228

Audit Related Fees	1,785	2,295	1,275	2,295	2,295

Tax Fees	4,585	4,585	3,805	4,585	4,390

All Other Fees	-	-	-	-	-

Total	$18,348	$18,858	$15,533	$18,483	$17,913

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,903	$15,828	$16,603	$16,603	$11,603

Audit Related Fees	3,825	3,825	3,825	5,100	2,040

Tax Fees	6,535	6,730	6,925	8,290	4,390

All Other Fees	-	-	-	-	-

Total	$24,263	$26,383	$27,353	$29,993	$18,033

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,303	$13,528

Audit Related Fees	7,395	3,825

Tax Fees	8,290	5,365

All Other Fees	-	-

Total	$34,988	$22,718

Item 14.	Principal Accounting Fees and Services- continued

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$15,787	$12,412	$18,412	$15,787	$16,537

Audit Related Fees	750	500	750	750	750

Tax Fees	6,565	4,855	7,895	6,565	6,945

All Other Fees	-	-	-	-	-

Total	$23,102	$17,767	$27,057	$23,102	$24,232

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$15,787	$24,412	$13,537	$17,287	$15,787

Audit Related Fees	3,500	4,250	2,250	4,000	4,000

Tax Fees	6,565	10,935	5,425	7,325	6,565

All Other Fees	-	-	-	-	-

Total	$25,852	$39,597	$21,212	$28,612	$26,352

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,287	$17,287	$13,912	$11,287	$12,787

Audit Related Fees	4,500	5,500	3,750	2,250	3,250

Tax Fees	5,805	7,515	5,615	4,285	5,045

All Other Fees	-	-	-	-	-

Total	$24,592	$30,302	$23,277	$17,822	$21,082

Item 14.	Principal Accounting Fees and Services- continued

Fees paid to the Fund’s independent auditors for fiscal year 2010 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,662	$11,662	$10,162	$11,287	$10,912

Audit Related Fees	2,500	2,500	1,750	2,500	2,250

Tax Fees	4,475	4,475	3,715	4,285	4,095

All Other Fees	-	-	-	-	-

Total	$18,637	$18,637	$15,627	$18,072	$17,257

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,537	$15,412	$16,162	$16,162	$11,287

Audit Related Fees	4,000	4,500	4,750	5,500	2,250

Tax Fees	5,425	6,375	6,755	6,755	4,285

All Other Fees	-	-	-	-	-

Total	$22,962	$26,287	$27,667	$28,417	$17,822

Fee Type	Ser. 45	Ser. 46
Audit Fees	$18,787	$13,178

Audit Related Fees	7,250	3,750

Tax Fees	8,085	5,235

All Other Fees	-	-

Total	$34,122	$22,163

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Balance Sheets, March 31, 2011 and 2010

Statements of Operations for the years ended March 31, 2011 and 2010

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2011 and 2010

Statements of Cash Flows for the years ended March 31, 2011 and 2010

Notes to Financial Statements, March 31, 2011 and 2010

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.
Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P.  (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19,1993).

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.
Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P.  (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993).

Exhibit No. 10 - Material contracts.

a.
Beneficial Assignee Certificate.  (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993).

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 23 - Consents of experts and counsel.

a.	Independent Auditor's Reports for Operating Partnerships; Filed herein.

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

q.
Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

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

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P.
General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 13, 2011		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 13, 2011	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management, Inc.;
Director, President
(Principal Executive
Officer) BCTC IV
Assignor Corp.

July 13, 2011	/s/ Marc N. Teal	Sr. Vice President,
	Marc N. Teal	Chief Financial
Officer (Principal
Accounting and
Financial Officer)
C&M Management Inc.;
Sr. Vice President,
Chief Financial
Officer (Principal
Accounting and
Financial Officer)
BCTC IV Assignor
Corp.