Form 10-Q
period 2011-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2011-08-15
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2011
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-204

Item 3. Quantitative and Qualitative Disclosures About Market Risk	205

Item 4. Controls and Procedures	205

PART II OTHER INFORMATION

Item 1. Legal Proceedings	206

Item 1A. Risk Factors	206

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	206

Item 3. Defaults Upon Senior Securities	206

Item 4. (Removed and Reserved.)	206

Item 5. Other Information	206

Item 6. Exhibits	206

Signatures	207

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$45,837,077	$47,231,216

OTHER ASSETS
Cash and cash equivalents	9,261,876	7,926,372
Notes receivable	69,698	69,698
Acquisition costs net	4,895,069	5,139,203
Other assets	253,921	200,011

	$60,317,641	$60,566,500

LIABILITIES

Accounts payable & accrued expenses	$207,589	$184,088
Accounts payable affiliates (Note C)	53,095,597	51,518,653
Capital contributions payable	1,145,981	1,158,822

	54,449,167	52,861,563

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,649,080 are outstanding	12,976,010	14,794,108
General Partner	(7,107,536)	(7,089,171)

	5,868,474	7,704,937

	$60,317,641	$60,566,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	298,362	245,496
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$298,362	$245,496

LIABILITIES

Accounts payable & accrued expenses	$22,876	$17,876
Accounts payable affiliates (Note C)	2,744,720	2,695,130
Capital contributions payable	-	-

	2,767,596	2,713,006

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,136,290)	(2,134,583)
General Partner	(332,944)	(332,927)

	(2,469,234)	(2,467,510)

	$298,362	$245,496

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	333,088	338,841
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$333,088	$338,841

LIABILITIES

Accounts payable & accrued expenses	$8,020	$8,020
Accounts payable affiliates (Note C)	1,616,539	1,585,039
Capital contributions payable	-	-

	1,624,559	1,593,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,116,605)	(1,079,725)
General Partner	(174,866)	(174,493)

	(1,291,471)	(1,254,218)

	$333,088	$338,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	351,690	344,376
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$352,190	$344,876

LIABILITIES

Accounts payable & accrued expenses	$12,501	$12,501
Accounts payable affiliates (Note C)	3,050,655	3,001,623
Capital contributions payable	9,352	9,352

	3,072,508	3,023,476

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,474,032)	(2,432,731)
General Partner	(246,286)	(245,869)

	(2,720,318)	(2,678,600)

	$352,190	$344,876

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	311,905	325,579
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$311,905	$325,579

LIABILITIES

Accounts payable & accrued expenses	$19,800	$19,800
Accounts payable affiliates (Note C)	2,483,512	2,443,015
Capital contributions payable	-	-

	2,503,312	2,462,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,884,646)	(1,831,017)
General Partner	(306,761)	(306,219)

	(2,191,407)	(2,137,236)

	$311,905	$325,579

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	197,342	200,227
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$197,342	$200,227

LIABILITIES

Accounts payable & accrued expenses	$7,500	$8,178
Accounts payable affiliates (Note C)	2,654,489	2,610,014
Capital contributions payable	9,999	9,999

	2,671,988	2,628,191

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,264,602)	(2,218,387)
General Partner	(210,044)	(209,577)

	(2,474,646)	(2,427,964)

	$197,342	$200,227

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,502,069	562,226
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$1,503,319	$563,476

LIABILITIES

Accounts payable & accrued expenses	$60,386	$55,386
Accounts payable affiliates (Note C)	2,193,855	2,155,199
Capital contributions payable	10,001	10,001

	2,264,242	2,220,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(495,870)	(1,383,095)
General Partner	(265,053)	(274,015)

	(760,923)	(1,657,110)

	$1,503,319	$563,476

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	443,159	476,868
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$448,559	$482,268

LIABILITIES

Accounts payable & accrued expenses	$-	$30,000
Accounts payable affiliates (Note C)	2,385,664	2,300,560
Capital contributions payable	14,490	14,490

	2,400,154	2,345,050

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,591,826)	(1,503,901)
General Partner	(359,769)	(358,881)

	(1,951,595)	(1,862,782)

	$448,559	$482,268

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	575,589	550,614
Notes receivable	-	-
Acquisition costs net	114,435	130,783
Other assets	7,233	20,074

	$697,257	$701,471

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	2,253,927	2,195,499
Capital contributions payable	10,020	22,861

	2,263,947	2,228,360

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,344,576)	(1,305,173)
General Partner	(222,114)	(221,716)

	(1,566,690)	(1,526,889)

	$697,257	$701,471

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	349,972	259,714
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$353,522	$263,264

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,413,225	1,329,696
Capital contributions payable	40,968	40,968

	1,454,193	1,370,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(745,916)	(752,578)
General Partner	(354,755)	(354,822)

	(1,100,671)	(1,107,400)

	$353,522	$263,264

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	251,495	214,315
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$251,495	$214,315

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,978,048	2,895,197
Capital contributions payable	10,197	10,197

	2,988,245	2,905,394

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,370,735)	(2,325,521)
General Partner	(366,015)	(365,558)

	(2,736,750)	(2,691,079)

	$251,495	$214,315

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	405,745	421,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	6,675	6,675

	$412,420	$428,205

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	1,439,994	1,396,458
Capital contributions payable	127,396	127,396

	1,567,390	1,533,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(916,364)	(867,536)
General Partner	(238,606)	(238,113)

	(1,154,970)	(1,105,649)

	$412,420	$428,205

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$31,776	$31,776

OTHER ASSETS
Cash and cash equivalents	188,121	181,199
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$244,897	$237,975

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,438,000	2,346,962
Capital contributions payable	66,294	66,294

	2,504,294	2,413,256

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,857,545)	(1,774,270)
General Partner	(401,852)	(401,011)

	(2,259,397)	(2,175,281)

	$244,897	$237,975

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$31,308	$52,794

OTHER ASSETS
Cash and cash equivalents	490,219	495,360
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$568,435	$595,062

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,481,868	2,411,011
Capital contributions payable	173,561	173,561

	2,655,429	2,584,572

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,659,762)	(1,563,253)
General Partner	(427,232)	(426,257)

	(2,086,994)	(1,989,510)

	$568,435	$595,062

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	232,506	240,231
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$232,506	$240,231

LIABILITIES

Accounts payable & accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,673,861	1,639,856
Capital contributions payable	69,154	69,154

	1,746,418	1,712,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,272,993)	(1,231,680)
General Partner	(240,919)	(240,502)

	(1,513,912)	(1,472,182)

	$232,506	$240,231

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,869	64,486
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	66,751	-

	$69,620	$64,486

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,099,082	3,022,850
Capital contributions payable	-	-

	3,099,082	3,022,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(2,698,777)	(2,628,390)
General Partner	(330,685)	(329,974)

	(3,029,462)	(2,958,364)

	$69,620	$64,486

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$30,676	$93,491

OTHER ASSETS
Cash and cash equivalents	103,403	116,848
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$134,079	$210,339

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,670,792	1,613,702
Capital contributions payable	-	-

	1,670,792	1,613,702

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,239,321)	(1,107,304)
General Partner	(297,392)	(296,059)

	(1,536,713)	(1,403,363)

	$134,079	$210,339

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$32,877	$57,706

OTHER ASSETS
Cash and cash equivalents	144,643	133,266
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$177,520	$190,972

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,880,975	1,840,826
Capital contributions payable	-	-

	1,880,975	1,840,826

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(1,507,757)	(1,454,692)
General Partner	(195,698)	(195,162)

	(1,703,455)	(1,649,854)

	$177,520	$190,972

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$82,117	$36,479

OTHER ASSETS
Cash and cash equivalents	364,042	346,391
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$446,159	$382,870

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,683,771	1,632,555
Capital contributions payable	138,438	138,438

	1,822,209	1,770,993

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,146,726)	(1,158,678)
General Partner	(229,324)	(229,445)

	(1,376,050)	(1,388,123)

	$446,159	$382,870

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$891,599	$999,523

OTHER ASSETS
Cash and cash equivalents	284,971	235,617
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,176,570	$1,235,140

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,433,923	1,392,823
Capital contributions payable	-	-

	1,433,923	1,392,823

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(36,495)	62,178
General Partner	(220,858)	(219,861)

	(257,353)	(157,683)

	$1,176,570	$1,235,140

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,311,189	$1,378,166

OTHER ASSETS
Cash and cash equivalents	203,497	187,805
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,514,686	$1,565,971

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,221,699	1,187,499
Capital contributions payable	-	-

	1,221,699	1,187,499

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	486,499	571,129
General Partner	(193,512)	(192,657)

	292,987	378,472

	$1,514,686	$1,565,971

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,363,483	$2,491,075

OTHER ASSETS
Cash and cash equivalents	102,927	109,745
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$2,466,410	$2,600,820

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,256,203	2,206,199
Capital contributions payable	102	102

	2,256,305	2,206,301

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	432,947	615,517
General Partner	(222,842)	(220,998)

	210,105	394,519

	$2,466,410	$2,600,820

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,658,077	$2,811,584

OTHER ASSETS
Cash and cash equivalents	227,815	215,834
Notes receivable	-	-
Acquisition costs net	420,247	458,451
Other assets	1,218	1,218

	$3,307,357	$3,487,087

LIABILITIES

Accounts payable & accrued expenses	$8,924	$8,924
Accounts payable affiliates (Note C)	2,477,589	2,418,072
Capital contributions payable	100	100

	2,486,613	2,427,096

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	1,061,705	1,298,560
General Partner	(240,961)	(238,569)

	820,744	1,059,991

	$3,307,357	$3,487,087

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,721,007	$3,740,801

OTHER ASSETS
Cash and cash equivalents	364,325	311,423
Notes receivable	22,790	22,790
Acquisition costs net	412,375	430,304
Other assets	51,003	51,003

	$4,571,500	$4,556,321

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,586,198	1,523,753
Capital contributions payable	73,433	73,433

	1,659,631	1,597,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	3,123,689	3,170,482
General Partner	(211,820)	(211,347)

	2,911,869	2,959,135

	$4,571,500	$4,556,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,435,858	$6,613,148

OTHER ASSETS
Cash and cash equivalents	364,529	234,982
Notes receivable	-	-
Acquisition costs net	568,763	593,492
Other assets	85,341	85,341

	$7,454,491	$7,526,963

LIABILITIES

Accounts payable & accrued expenses	$52,889	$-
Accounts payable affiliates (Note C)	1,781,065	1,704,370
Capital contributions payable	121,112	121,112

	1,955,066	1,825,482

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	5,765,953	5,965,988
General Partner	(266,528)	(264,507)

	5,499,425	5,701,481

	$7,454,491	$7,526,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,967,788	$5,205,103

OTHER ASSETS
Cash and cash equivalents	430,062	395,938
Notes receivable	-	-
Acquisition costs net	1,626,090	1,696,790
Other assets	-	-

	$7,023,940	$7,297,831

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	879,680	808,505
Capital contributions payable	254,640	254,640

	1,134,320	1,063,145

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	6,068,173	6,409,788
General Partner	(178,553)	(175,102)

	5,889,620	6,234,686

	$7,023,940	$7,297,831

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,835,842	$12,086,770

OTHER ASSETS
Cash and cash equivalents	441,716	425,893
Notes receivable	-	-
Acquisition costs net	1,570,278	1,638,551
Other assets	-	-

	$13,847,836	$14,151,214

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	725,634	633,993
Capital contributions payable	16,724	16,724

	742,358	650,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	13,328,085	13,719,154
General Partner	(222,607)	(218,657)

	13,105,478	13,500,497

	$13,847,836	$14,151,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,443,480	$11,632,800

OTHER ASSETS
Cash and cash equivalents	295,815	291,568
Notes receivable	-	-
Acquisition costs net	182,881	190,832
Other assets	-	-

	$11,922,176	$12,115,200

LIABILITIES

Accounts payable & accrued expenses	$11,290	$-
Accounts payable affiliates (Note C)	590,629	528,247
Capital contributions payable	-	-

	601,919	528,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	11,469,797	11,733,826
General Partner	(149,540)	(146,873)

	11,320,257	11,586,953

	$11,922,176	$12,115,200

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2011	2010

Income
Interest income	$9,180	$13,254
Other income	169,743	369,477

	178,923	382,731

Share of income (loss) from Operating Partnerships (Note D)	(267,908)	(904,683)

Expenses
Professional fees	152,132	22,382
Fund management fee (Note C)	1,237,700	1,198,489
Amortization	244,134	446,390
General and administrative expenses	113,512	86,361

	1,747,478	1,753,622

NET INCOME (LOSS)	$(1,836,463)	$(2,275,574)

Net income (loss) allocated to assignees	$(1,818,098)	$(2,252,814)

Net income (loss) allocated to general partner	$(18,365)	$(22,760)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2011	2010

Income
Interest income	$556	$934
Other income	-	80,715

	556	81,649

Share of income (loss) from Operating Partnerships (Note D)	55,000	921,489

Expenses
Professional fees	5,408	8,358
Fund management fee (Note C)	47,015	25,853
Amortization	-	-
General and administrative expenses	4,857	4,284

	57,280	38,495

NET INCOME (LOSS)	$(1,724)	$964,643

Net income (loss) allocated to assignees	$(1,707)	$954,997

Net income (loss) allocated to general partner	$(17)	$9,646

Net income (loss) per BAC	$(.00)	$.25

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2011	2010

Income
Interest income	$277	$34
Other income	219	-

	496	34

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,832	104
Fund management fee (Note C)	30,500	28,235
Amortization	-	-
General and administrative expenses	3,417	3,281

	37,749	31,620

NET INCOME (LOSS)	$(37,253)	$(31,586)

Net income (loss) allocated to assignees	$(36,880)	$(31,270)

Net income (loss) allocated to general partner	$(373)	$(316)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2011	2010

Income
Interest income	$44	$100
Other income	9,217	5,900

	9,261	6,000

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,364	145
Fund management fee (Note C)	40,603	44,005
Amortization	-	-
General and administrative expenses	4,012	3,108

	50,979	47,258

NET INCOME (LOSS)	$(41,718)	$(41,258)

Net income (loss) allocated to assignees	$(41,301)	$(40,845)

Net income (loss) allocated to general partner	$(417)	$(413)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2011	2010

Income
Interest income	$86	$196
Other income	-	5,900

	86	6,096

Share of income (loss) from Operating Partnerships (Note D)	-	44,380

Expenses
Professional fees	12,647	188
Fund management fee (Note C)	36,997	25,092
Amortization	-	-
General and administrative expenses	4,613	3,548

	54,257	28,828

NET INCOME (LOSS)	$(54,171)	$21,648

Net income (loss) allocated to assignees	$(53,629)	$21,432

Net income (loss) allocated to general partner	$(542)	$216

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2011	2010

Income
Interest income	$329	$151
Other income	2,480	74,565

	2,809	74,716

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,308	115
Fund management fee (Note C)	40,594	34,763
Amortization	-	-
General and administrative expenses	3,589	3,303

	49,491	38,181

NET INCOME (LOSS)	$(46,682)	$36,535

Net income (loss) allocated to assignees	$(46,215)	$36,170

Net income (loss) allocated to general partner	$(467)	$365

Net income (loss) per BAC	$(.02)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2011	2010

Income
Interest income	$459	$909
Other income	-	138,659

	459	139,568

Share of income (loss) from Operating Partnerships (Note D)	874,787	-

Expenses
Professional fees	5,061	158
Fund management fee (Note C)	(30,169)	42,291
Amortization	-	-
General and administrative expenses	4,167	3,177

	(20,941)	45,626

NET INCOME (LOSS)	$896,187	$93,942

Net income (loss) allocated to assignees	$887,225	$93,003

Net income (loss) allocated to general partner	$8,962	$939

Net income (loss) per BAC	$.29	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2011	2010

Income
Interest income	$199	$344
Other income	4,274	-

	4,473	344

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	8,623	205
Fund management fee (Note C)	80,648	90,689
Amortization	-	-
General and administrative expenses	4,015	3,068

	93,286	93,962

NET INCOME (LOSS)	$(88,813)	$(93,618)

Net income (loss) allocated to assignees	$(87,925)	$(92,682)

Net income (loss) allocated to general partner	$(888)	$(936)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2011	2010

Income
Interest income	$333	$154
Other income	18,648	11,673

	18,981	11,827

Share of income (loss) from Operating Partnerships (Note D)	-	(3,001)

Expenses
Professional fees	4,579	118
Fund management fee (Note C)	34,137	57,551
Amortization	16,348	17,123
General and administrative expenses	3,718	2,332

	58,782	77,124

NET INCOME (LOSS)	$(39,801)	$(68,298)

Net income (loss) allocated to assignees	$(39,403)	$(67,615)

Net income (loss) allocated to general partner	$(398)	$(683)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2011	2010

Income
Interest income	$578	$985
Other income	87,434	15,747

	88,012	16,732

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,966	181
Fund management fee (Note C)	70,861	55,502
Amortization	-	-
General and administrative expenses	4,456	3,246

	81,283	58,929

NET INCOME (LOSS)	$6,729	$(42,197)

Net income (loss) allocated to assignees	$6,662	$(41,775)

Net income (loss) allocated to general partner	$67	$(422)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2011	2010

Income
Interest income	$359	$218
Other income	10,637	538

	10,996	756

Share of income (loss) from Operating Partnerships (Note D)	-	(24,395)

Expenses
Professional fees	6,736	1,219
Fund management fee (Note C)	45,892	68,601
Amortization	-	7,237
General and administrative expenses	4,039	3,355

	56,667	80,412

NET INCOME (LOSS)	$(45,671)	$(104,051)

Net income (loss) allocated to assignees	$(45,214)	$(103,010)

Net income (loss) allocated to general partner	$(457)	$(1,041)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2011	2010

Income
Interest income	$554	$1,081
Other income	-	-

	554	1,081

Share of income (loss) from Operating Partnerships (Note D)	-	(29,358)

Expenses
Professional fees	5,570	120
Fund management fee (Note C)	41,698	46,543
Amortization	-	6,569
General and administrative expenses	2,607	2,889

	49,875	56,121

NET INCOME (LOSS)	$(49,321)	$(84,398)

Net income (loss) allocated to assignees	$(48,828)	$(83,554)

Net income (loss) allocated to general partner	$(493)	$(844)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2011	2010

Income
Interest income	$316	$590
Other income	5,858	3,090

	6,174	3,680

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,967	183
Fund management fee (Note C)	80,482	91,038
Amortization	-	-
General and administrative expenses	3,841	3,255

	90,290	94,476

NET INCOME (LOSS)	$(84,116)	$(90,796)

Net income (loss) allocated to assignees	$(83,275)	$(89,888)

Net income (loss) allocated to general partner	$(841)	$(908)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2011	2010

Income
Interest income	$605	$1,042
Other income	-	107

	605	1,149

Share of income (loss) from Operating Partnerships (Note D)	(21,486)	(174,356)

Expenses
Professional fees	5,692	2,699
Fund management fee (Note C)	66,857	68,414
Amortization	-	-
General and administrative expenses	4,054	3,666

	76,603	74,779

NET INCOME (LOSS)	$(97,484)	$(247,986)

Net income (loss) allocated to assignees	$(96,509)	$(245,506)

Net income (loss) allocated to general partner	$(975)	$(2,480)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 33

	2011	2010

Income
Interest income	$308	$258
Other income	-	107

	308	365

Share of income (loss) from Operating Partnerships (Note D)	-	(78,358)

Expenses
Professional fees	4,014	2,609
Fund management fee (Note C)	34,005	31,352
Amortization	-	-
General and administrative expenses	4,019	3,098

	42,038	37,059

NET INCOME (LOSS)	$(41,730)	$(115,052)

Net income (loss) allocated to assignees	$(41,313)	$(113,901)

Net income (loss) allocated to general partner	$(417)	$(1,151)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2011	2010

Income
Interest income	$23	$51
Other income	10,751	-

	10,774	51

Share of income (loss) from Operating Partnerships (Note D)	-	(107,631)

Expenses
Professional fees	4,176	149
Fund management fee (Note C)	73,299	73,299
Amortization	-	56,094
General and administrative expenses	4,397	3,286

	81,872	132,828

NET INCOME (LOSS)	$(71,098)	$(240,408)

Net income (loss) allocated to assignees	$(70,387)	$(238,004)

Net income (loss) allocated to general partner	$(711)	$(2,404)

Net income (loss) per BAC	$(.02)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2011	2010

Income
Interest income	$103	$234
Other income	-	-

	103	234

Share of income (loss) from Operating Partnerships (Note D)	(62,815)	(176,387)

Expenses
Professional fees	9,175	147
Fund management fee (Note C)	57,090	57,090
Amortization	-	18,072
General and administrative expenses	4,373	3,268

	70,638	78,577

NET INCOME (LOSS)	$(133,350)	$(254,730)

Net income (loss) allocated to assignees	$(132,017)	$(252,183)

Net income (loss) allocated to general partner	$(1,333)	$(2,547)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2011	2010

Income
Interest income	$83	$189
Other income	10,264	-

	10,347	189

Share of income (loss) from Operating Partnerships (Note D)	(21,171)	(38,742)

Expenses
Professional fees	3,672	90
Fund management fee (Note C)	35,306	37,072
Amortization	-	-
General and administrative expenses	3,799	2,939

	42,777	40,101

NET INCOME (LOSS)	$(53,601)	$(78,654)

Net income (loss) allocated to assignees	$(53,065)	$(77,867)

Net income (loss) allocated to general partner	$(536)	$(787)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2011	2010

Income
Interest income	$511	$1,026
Other income	9,961	-

	10,472	1,026

Share of income (loss) from Operating Partnerships (Note D)	49,296	(69,404)

Expenses
Professional fees	3,098	100
Fund management fee (Note C)	40,698	48,716
Amortization	-	29,562
General and administrative expenses	3,899	2,997

	47,695	81,375

NET INCOME (LOSS)	$12,073	$(149,753)

Net income (loss) allocated to assignees	$11,952	$(148,255)

Net income (loss) allocated to general partner	$121	$(1,498)

Net income (loss) per BAC	$.00	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2011	2010

Income
Interest income	$165	$211
Other income	-	-

	165	211

Share of income (loss) from Operating Partnerships (Note D)	(62,206)	(155,367)

Expenses
Professional fees	3,689	106
Fund management fee (Note C)	29,978	34,079
Amortization	-	3,490
General and administrative expenses	3,962	3,028

	37,629	40,703

NET INCOME (LOSS)	$(99,670)	$(195,859)

Net income (loss) allocated to assignees	$(98,673)	$(193,900)

Net income (loss) allocated to general partner	$(997)	$(1,959)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2011	2010

Income
Interest income	$499	$538
Other income	-	-

	499	538

Share of income (loss) from Operating Partnerships (Note D)	(51,689)	(192,637)

Expenses
Professional fees	3,523	87
Fund management fee (Note C)	27,000	24,200
Amortization	-	2,779
General and administrative expenses	3,772	2,923

	34,295	29,989

NET INCOME (LOSS)	$(85,485)	$(222,088)

Net income (loss) allocated to assignees	$(84,630)	$(219,867)

Net income (loss) allocated to general partner	$(855)	$(2,221)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2011	2010

Income
Interest income	$80	$183
Other income	-	-

	80	183

Share of income (loss) from Operating Partnerships (Note D)	(127,592)	(115,547)

Expenses
Professional fees	5,143	98
Fund management fee (Note C)	47,712	47,854
Amortization	-	13,259
General and administrative expenses	4,047	2,987

	56,902	64,198

NET INCOME (LOSS)	$(184,414)	$(179,562)

Net income (loss) allocated to assignees	$(182,570)	$(177,766)

Net income (loss) allocated to general partner	$(1,844)	$(1,796)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2011	2010

Income
Interest income	$325	$142
Other income	-	32,476

	325	32,618

Share of income (loss) from Operating Partnerships (Note D)	(143,131)	236,354

Expenses
Professional fees	5,495	123
Fund management fee (Note C)	48,120	23,520
Amortization	38,204	55,628
General and administrative expenses	4,622	3,137

	96,441	82,408

NET INCOME (LOSS)	$(239,247)	$186,564

Net income (loss) allocated to assignees	$(236,855)	$184,698

Net income (loss) allocated to general partner	$(2,392)	$1,866

Net income (loss) per BAC	$(.08)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2011	2010

Income
Interest income	$210	$321
Other income	-	-

	210	321

Share of income (loss) from Operating Partnerships (Note D)	14,510	(31,366)

Expenses
Professional fees	6,355	2,319
Fund management fee (Note C)	32,306	(30,224)
Amortization	17,929	24,846
General and administrative expenses	5,396	3,180

	61,986	121

NET INCOME (LOSS)	$(47,266)	$(31,166)

Net income (loss) allocated to assignees	$(46,793)	$(30,854)

Net income (loss) allocated to general partner	$(473)	$(312)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2011	2010

Income
Interest income	$265	$497
Other income	-	-

	265	497

Share of income (loss) from Operating Partnerships (Note D)	(115,156)	(107,703)

Expenses
Professional fees	7,391	2,359
Fund management fee (Note C)	50,090	(32,583)
Amortization	24,729	61,937
General and administrative expenses	4,955	3,396

	87,165	35,109

NET INCOME (LOSS)	$(202,056)	$(142,315)

Net income (loss) allocated to assignees	$(200,035)	$(140,892)

Net income (loss) allocated to general partner	$(2,021)	$(1,423)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2011	2010

Income
Interest income	$542	$1,023
Other income	-	-

	542	1,023

Share of income (loss) from Operating Partnerships (Note D)	(237,315)	(208,535)

Expenses
Professional fees	3,553	114
Fund management fee (Note C)	29,612	57,175
Amortization	70,700	70,797
General and administrative expenses	4,428	3,083

	108,293	131,169

NET INCOME (LOSS)	$(345,066)	$(338,681)

Net income (loss) allocated to assignees	$(341,615)	$(335,294)

Net income (loss) allocated to general partner	$(3,451)	$(3,387)

Net income (loss) per BAC	$(.13)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2011	2010

Income
Interest income	$651	$843
Other income	-	-

	651	843

Share of income (loss) from Operating Partnerships (Note D)	(231,049)	(352,301)

Expenses
Professional fees	6,531	162
Fund management fee (Note C)	84,128	86,739
Amortization	68,273	68,273
General and administrative expenses	5,689	3,371

	164,621	158,545

NET INCOME (LOSS)	$(395,019)	$(510,003)

Net income (loss) allocated to assignees	$(391,069)	$(504,903)

Net income (loss) allocated to general partner	$(3,950)	$(5,100)

Net income (loss) per BAC	$(.10)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2011	2010

Income
Interest income	$720	$1,000
Other income	-	-

	720	1,000

Share of income (loss) from Operating Partnerships (Note D)	(187,891)	(241,818)

Expenses
Professional fees	4,564	126
Fund management fee (Note C)	62,241	61,623
Amortization	7,951	10,724
General and administrative expenses	4,769	3,156

	79,525	75,629

NET INCOME (LOSS)	$(266,696)	$(316,447)

Net income (loss) allocated to assignees	$(264,029)	$(313,283)

Net income (loss) allocated to general partner	$(2,667)	$(3,164)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$14,794,108	$(7,089,171)	$7,704,937

Net income (loss)	(1,818,098)	(18,365)	(1,836,463)

Partners' capital (deficit), June 30, 2011	$12,976,010	$(7,107,536)	$5,868,474

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2011	$(2,134,583)	$(332,927)	$(2,467,510)

Net income (loss)	(1,707)	(17)	(1,724)

Partners' capital (deficit), June 30, 2011	$(2,136,290)	$(332,944)	$(2,469,234)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2011	$(1,079,725)	$(174,493)	$(1,254,218)

Net income (loss)	(36,880)	(373)	(37,253)

Partners' capital (deficit), June 30, 2011	$(1,116,605)	$(174,866)	$(1,291,471)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2011	$(2,432,731)	$(245,869)	$(2,678,600)

Net income (loss)	(41,301)	(417)	(41,718)

Partners' capital (deficit), June 30, 2011	$(2,474,032)	$(246,286)	$(2,720,318)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2011	$(1,831,017)	$(306,219)	$(2,137,236)

Net income (loss)	(53,629)	(542)	(54,171)

Partners' capital (deficit), June 30, 2011	$(1,884,646)	$(306,761)	$(2,191,407)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2011	$(2,218,387)	$(209,577)	$(2,427,964)

Net income (loss)	(46,215)	(467)	(46,682)

Partners' capital (deficit), June 30, 2011	$(2,264,602)	$(210,044)	$(2,474,646)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2011	$(1,383,095)	$(274,015)	$(1,657,110)

Net income (loss)	887,225	8,962	896,187

Partners' capital (deficit), June 30, 2011	$(495,870)	$(265,053)	$(760,923)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2011	$(1,503,901)	$(358,881)	$(1,862,782)

Net income (loss)	(87,925)	(888)	(88,813)

Partners' capital (deficit), June 30, 2011	$(1,591,826)	$(359,769)	$(1,951,595)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2011	$(1,305,173)	$(221,716)	$(1,526,889)

Net income (loss)	(39,403)	(398)	(39,801)

Partners' capital (deficit), June 30, 2011	$(1,344,576)	$(222,114)	$(1,566,690)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2011	$(752,578)	$(354,822)	$(1,107,400)

Net income (loss)	6,662	67	6,729

Partners' capital (deficit), June 30, 2011	$(745,916)	$(354,755)	$(1,100,671)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2011	$(2,325,521)	$(365,558)	$(2,691,079)

Net income (loss)	(45,214)	(457)	(45,671)

Partners' capital (deficit), June 30, 2011	$(2,370,735)	$(366,015)	$(2,736,750)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2011	$(867,536)	$(238,113)	$(1,105,649)

Net income (loss)	(48,828)	(493)	(49,321)

Partners' capital (deficit), June 30, 2011	$(916,364)	$(238,606)	$(1,154,970)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2011	$(1,774,270)	$(401,011)	$(2,175,281)

Net income (loss)	(83,275)	(841)	(84,116)

Partners' capital (deficit), June 30, 2011	$(1,857,545)	$(401,852)	$(2,259,397)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2011	$(1,563,253)	$(426,257)	$(1,989,510)

Net income (loss)	(96,509)	(975)	(97,484)

Partners' capital (deficit), June 30, 2011	$(1,659,762)	$(427,232)	$(2,086,994)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2011	$(1,231,680)	$(240,502)	$(1,472,182)

Net income (loss)	(41,313)	(417)	(41,730)

Partners' capital (deficit), June 30, 2011	$(1,272,993)	$(240,919)	$(1,513,912)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2011	$(2,628,390)	$(329,974)	$(2,958,364)

Net income (loss)	(70,387)	(711)	(71,098)

Partners' capital (deficit), June 30, 2011	$(2,698,777)	$(330,685)	$(3,029,462)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2011	$(1,107,304)	$(296,059)	$(1,403,363)

Net income (loss)	(132,017)	(1,333)	(133,350)

Partners' capital (deficit), June 30, 2011	$(1,239,321)	$(297,392)	$(1,536,713)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2011	$(1,454,692)	$(195,162)	$(1,649,854)

Net income (loss)	(53,065)	(536)	(53,601)

Partners' capital (deficit), June 30, 2011	$(1,507,757)	$(195,698)	$(1,703,455)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2011	$(1,158,678)	$(229,445)	$(1,388,123)

Net income (loss)	11,952	121	12,073

Partners' capital (deficit), June 30, 2011	$(1,146,726)	$(229,324)	$(1,376,050)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2011	$62,178	$(219,861)	$(157,683)

Net income (loss)	(98,673)	(997)	(99,670)

Partners' capital (deficit), June 30, 2011	$(36,495)	$(220,858)	$(257,353)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2011	$571,129	$(192,657)	$378,472

Net income (loss)	(84,630)	(855)	(85,485)

Partners' capital (deficit), June 30, 2011	$486,499	$(193,512)	$292,987

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2011	$615,517	$(220,998)	$394,519

Net income (loss)	(182,570)	(1,844)	(184,414)

Partners' capital (deficit), June 30, 2011	$432,947	$(222,842)	$210,105

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2011	$1,298,560	$(238,569)	$1,059,991

Net income (loss)	(236,855)	(2,392)	(239,247)

Partners' capital (deficit), June 30, 2011	$1,061,705	$(240,961)	$820,744

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2011	$3,170,482	$(211,347)	$2,959,135

Net income (loss)	(46,793)	(473)	(47,266)

Partners' capital (deficit), June 30, 2011	$3,123,689	$(211,820)	$2,911,869

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2011	$5,965,988	$(264,507)	$5,701,481

Net income (loss)	(200,035)	(2,021)	(202,056)

Partners' capital (deficit), June 30, 2011	$5,765,953	$(266,528)	$5,499,425

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2011	$6,409,788	$(175,102)	$6,234,686

Net income (loss)	(341,615)	(3,451)	(345,066)

Partners' capital (deficit), June 30, 2011	$6,068,173	$(178,553)	$5,889,620

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2011	$13,719,154	$(218,657)	$13,500,497

Net income (loss)	(391,069)	(3,950)	(395,019)

Partners' capital (deficit), June 30, 2011	$13,328,085	$(222,607)	$13,105,478

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2011	$11,733,826	$(146,873)	$11,586,953

Net income (loss)	(264,029)	(2,667)	(266,696)

Partners' capital (deficit), June 30, 2011	$11,469,797	$(149,540)	$11,320,257

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(1,836,463)	$(2,275,574)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	244,134	446,390
Distributions from Operating Partnerships	196,444	37,194
Share of (Income) Loss from Operating Partnerships	267,908	904,683
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	23,501	42,115
Decrease (Increase) in other assets	(66,751)	(187,121)
(Decrease) Increase in accounts payable affiliates	1,576,944	(86,813)

Net cash (used in) provided by operating activities	405,717	(1,119,126)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(105,165)
Proceeds from the disposition of Operating Partnerships	929,787	1,346,595

Net cash (used in) provided by investing activities	929,787	1,241,430

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,335,504	122,304

Cash and cash equivalents, beginning	7,926,372	6,498,869

Cash and cash equivalents, ending	$9,261,876	$6,621,173

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$63,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(1,724)	$964,643
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(55,000)	(921,489)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	34,076
Decrease (Increase) in other assets	-	2,633
(Decrease) Increase in accounts payable affiliates	49,590	(900,169)

Net cash (used in) provided by operating activities	(2,134)	(820,306)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	55,000	921,489

Net cash (used in) provided by investing activities	55,000	921,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,866	101,183

Cash and cash equivalents, beginning	245,496	187,333

Cash and cash equivalents, ending	$298,362	$288,516

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(37,253)	$(31,586)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	31,500	(18,500)

Net cash (used in) provided by operating activities	(5,753)	(50,086)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,753)	(50,086)

Cash and cash equivalents, beginning	338,841	287,156

Cash and cash equivalents, ending	$333,088	$237,070

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(41,718)	$(41,258)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	49,032	56,963

Net cash (used in) provided by operating activities	7,314	15,705

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,314	15,705

Cash and cash equivalents, beginning	344,376	150,885

Cash and cash equivalents, ending	$351,690	$166,590

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(54,171)	$21,648
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(44,380)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(4,600)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	40,497	49,238

Net cash (used in) provided by operating activities	(13,674)	21,906

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	44,380

Net cash (used in) provided by investing activities	-	44,380

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,674)	66,286

Cash and cash equivalents, beginning	325,579	96,567

Cash and cash equivalents, ending	$311,905	$162,853

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(46,682)	$36,535
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(678)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	44,475	(55,525)

Net cash (used in) provided by operating activities	(2,885)	(18,990)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,885)	(18,990)

Cash and cash equivalents, beginning	200,227	247,141

Cash and cash equivalents, ending	$197,342	$228,151

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2011	2010

Cash flows from operating activities:

Net income (loss)	$896,187	$93,942
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(874,787)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	38,656	(45,397)

Net cash (used in) provided by operating activities	65,056	48,545

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	874,787	-

Net cash (used in) provided by investing activities	874,787	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	939,843	48,545

Cash and cash equivalents, beginning	562,226	256,530

Cash and cash equivalents, ending	$1,502,069	$305,075

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(88,813)	$(93,618)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	85,104	52,861

Net cash (used in) provided by operating activities	(33,709)	(40,757)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,709)	(40,757)

Cash and cash equivalents, beginning	476,868	312,412

Cash and cash equivalents, ending	$443,159	$271,655

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

		2011	2010

Cash flows from operating activities:

Net income (loss)		$(39,801)	$(68,298)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization		16,348	17,123
Distributions from Operating Partnerships		-	-
Share of (Income) Loss from Operating Partnerships		-	3,001
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses		(10,000)	-
Decrease (Increase) in other assets		-	-
(Decrease) Increase in accounts payable affiliates		58,428	28,801

Net cash (used in) provided by operating activities		24,975	(19,373)
	0

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships		-	-
Proceeds from the disposition of Operating Partnerships		-	-

Net cash (used in) provided by investing activities		-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		24,975	(19,373)

Cash and cash equivalents, beginning		550,614	273,885

Cash and cash equivalents, ending		$575,589	$254,512

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2011	2010

Cash flows from operating activities:

Net income (loss)	$6,729	$(42,197)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	83,529	33,529

Net cash (used in) provided by operating activities	90,258	(8,668)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	90,258	(8,668)

Cash and cash equivalents, beginning	259,714	262,507

Cash and cash equivalents, ending	$349,972	$253,839

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(45,671)	$(104,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	7,237
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	24,395
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,851	82,851

Net cash (used in) provided by operating activities	37,180	10,432

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,180	10,432

Cash and cash equivalents, beginning	214,315	206,375

Cash and cash equivalents, ending	$251,495	$216,807

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(49,321)	$(84,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	6,569
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	29,358
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	43,536	46,543

Net cash (used in) provided by operating activities	(15,785)	(1,928)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,785)	(1,928)

Cash and cash equivalents, beginning	421,530	280,327

Cash and cash equivalents, ending	$405,745	$278,399

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(84,116)	$(90,796)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	91,038	91,038

Net cash (used in) provided by operating activities	6,922	242

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,922	242

Cash and cash equivalents, beginning	181,199	166,800

Cash and cash equivalents, ending	$188,121	$167,042

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(97,484)	$(247,986)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	21,486	174,356
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	70,857	73,572

Net cash (used in) provided by operating activities	(5,141)	(58)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,141)	(58)

Cash and cash equivalents, beginning	495,360	340,581

Cash and cash equivalents, ending	$490,219	$340,523

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(41,730)	$(115,052)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	78,358
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,005	37,766

Net cash (used in) provided by operating activities	(7,725)	1,072

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,725)	1,072

Cash and cash equivalents, beginning	240,231	184,115

Cash and cash equivalents, ending	$232,506	$185,187

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(71,098)	$(240,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	56,094
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	107,631
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(66,751)	-
(Decrease) Increase in accounts payable affiliates	76,232	75,713

Net cash (used in) provided by operating activities	(61,617)	(970)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,617)	(970)

Cash and cash equivalents, beginning	64,486	74,138

Cash and cash equivalents, ending	$2,869	$73,168

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(133,350)	$(254,730)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	18,072
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	62,815	176,387
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	57,090	57,090

		-
Net cash (used in) provided by operating activities	(13,445)	(3,181)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,445)	(3,181)

Cash and cash equivalents, beginning	116,848	127,244

Cash and cash equivalents, ending	$103,403	$124,063

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(53,601)	$(78,654)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,658	13,640
Share of (Income) Loss from Operating Partnerships	21,171	38,742
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	40,149	42,563

Net cash (used in) provided by operating activities	11,377	16,291

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,377	16,291

Cash and cash equivalents, beginning	133,266	142,855

Cash and cash equivalents, ending	$144,643	$159,146

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2011	2010

Cash flows from operating activities:

Net income (loss)	$12,073	$(149,753)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	29,562
Distributions from Operating Partnerships	3,658	13,640
Share of (Income) Loss from Operating Partnerships	(49,296)	69,404
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	17,651	14,069

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,651	14,069

Cash and cash equivalents, beginning	346,391	309,745

Cash and cash equivalents, ending	$364,042	$323,814

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(99,670)	$(195,859)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	3,490
Distributions from Operating Partnerships	45,718	4,000
Share of (Income) Loss from Operating Partnerships	62,206	155,367
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

		-
Net cash (used in) provided by operating activities	49,354	8,098

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,354	8,098

Cash and cash equivalents, beginning	235,617	209,324

Cash and cash equivalents, ending	$284,971	$217,422

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(85,485)	$(222,088)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,779
Distributions from Operating Partnerships	15,288	-
Share of (Income) Loss from Operating Partnerships	51,689	192,637
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,200	34,200

Net cash (used in) provided by operating activities	15,692	7,528

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,692	7,528

Cash and cash equivalents, beginning	187,805	183,296

Cash and cash equivalents, ending	$203,497	$190,824

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(184,414)	$(179,562)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	13,259
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	127,592	115,547
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	50,004	52,418

	-	-
Net cash (used in) provided by operating activities	(6,818)	1,662

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

		-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,818)	1,662

Cash and cash equivalents, beginning	109,745	120,514

Cash and cash equivalents, ending	$102,927	$122,176

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(239,247)	$186,564
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	38,204	55,628
Distributions from Operating Partnerships	10,376	3,026
Share of (Income) Loss from Operating Partnerships	143,131	(236,354)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,924
Decrease (Increase) in other assets	-	834
(Decrease) Increase in accounts payable affiliates	59,517	(239,022)

Net cash (used in) provided by operating activities	11,981	(220,400)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	380,726

Net cash (used in) provided by investing activities	-	380,726

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,981	160,326

Cash and cash equivalents, beginning	215,834	78,660

Cash and cash equivalents, ending	$227,815	$238,986

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(47,266)	$(31,166)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,929	24,846
Distributions from Operating Partnerships	34,304	-
Share of (Income) Loss from Operating Partnerships	(14,510)	31,366
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,445	62,445

Net cash (used in) provided by operating activities	52,902	87,491

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(93,942)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(93,942)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	52,902	(6,451)

Cash and cash equivalents, beginning	311,423	348,800

Cash and cash equivalents, ending	$364,325	$342,349

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$63,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(202,056)	$(142,315)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	24,729	61,937
Distributions from Operating Partnerships	62,134	1,127
Share of (Income) Loss from Operating Partnerships	115,156	107,703
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	52,889	-
Decrease (Increase) in other assets	-	(85,754)
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	129,547	19,393

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,547	19,393

Cash and cash equivalents, beginning	234,982	256,265

Cash and cash equivalents, ending	$364,529	$275,658

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(345,066)	$(338,681)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	70,700	70,797
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	237,315	208,535
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(104,834)
(Decrease) Increase in accounts payable affiliates	71,175	71,175

Net cash (used in) provided by operating activities	34,124	(93,008)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,124	(93,008)

Cash and cash equivalents, beginning	395,938	590,586

Cash and cash equivalents, ending	$430,062	$497,578

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(395,019)	$(510,003)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	68,273	68,273
Distributions from Operating Partnerships	19,879	1,455
Share of (Income) Loss from Operating Partnerships	231,049	352,301
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	91,641	(8,359)

Net cash (used in) provided by operating activities	15,823	(96,333)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,823	(96,333)

Cash and cash equivalents, beginning	425,893	537,189

Cash and cash equivalents, ending	$441,716	$440,856

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(266,696)	$(316,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,951	10,724
Distributions from Operating Partnerships	1,429	306
Share of (Income) Loss from Operating Partnerships	187,891	241,818
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,290	3,715
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	4,247	2,498

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(11,223)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(11,223)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,247	(8,725)

Cash and cash equivalents, beginning	291,568	267,639

Cash and cash equivalents, ending	$295,815	$258,914

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2011
(Unaudited)

NOTE A - ORGANIZATION

Boston Capital Tax Credit Fund IV L.P. (the "Fund") was organized under the laws of the State of Delaware as of October 5, 1993, for the purpose of acquiring, holding, and disposing of limited partnership interests in operating partnerships which will acquire, develop, rehabilitate, operate and own newly constructed, existing or rehabilitated low-income apartment complexes ("Operating Partnerships"). Effective as of June 1, 2001 there was a restructuring and, as a result, the Fund's general partner was reorganized as follows. The general partner of the Fund continues to be Boston Capital Associates IV L.P., a Delaware limited partnership. The general partner of the general partner of the Fund is BCA Associates Limited Partnership, a Massachusetts limited partnership, whose sole general partner is C&M Management, Inc., a Massachusetts corporation and whose limited partners are Herbert F. Collins and John P. Manning. Mr. Manning is the principal of Boston Capital Partners, Inc. The limited partner of the general partner of the Fund is Capital Investment Holdings, a general partnership whose partners are various officers and employees of Boston Capital Partners, Inc. and its affiliates. The assignor limited partner is BCTC IV Assignor Corp., a Delaware corporation which is now wholly-owned by John P. Manning.

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
June 30, 2011
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2011 have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2011 and 2010, an impairment loss of $1,764,564 and $1,810,230, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-6 years.

Accumulated amortization of acquisition costs by Series as of June 30, 2011 is as follows:
2011
Series 27	$ 147,132
Series 41	260,716
Series 42	117,313
Series 43	254,581
Series 44	636,299
Series 45	341,365
Series 46	50,847
$1,808,253

The annual amortization for deferred acquisition costs for the years ending June 30, 2012, 2013, 2014, 2015 and 2016 is estimated to be $976,537, $976,537, $911,145, $758,328, and $758,328, respectively.

Capitalized Expenses

Costs incurred with borrowing funds to make capital contributions to Operating Partnerships and certain other costs are capitalized and included in investment in Operating Partnerships. The costs were being amortized on the straight-line method over 27.5 years. As of March 31, 2011 and 2010, an impairment loss of $13,288 and $5,090, respectively, was recorded. As of March 31, 2011 all capitalized expenses have been impaired to zero for all Series.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2011 and 2010, are as follows:
	2011	2010
Series 20	$ 49,590	$ 64,831
Series 21	31,500	31,500
Series 22	49,032	55,317
Series 23	40,497	47,592
Series 24	44,475	44,475
Series 25	38,656	54,603
Series 26	85,104	102,861
Series 27	58,428	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	43,536	46,543
Series 31	91,038	91,038
Series 32	70,857	73,572
Series 33	34,005	35,352
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	60,978
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,574,011	$1,665,239

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2011 and 2010 are as follows:
	2011	2010
Series 20	$ -	$ 965,000
Series 21	-	50,000
Series 24	-	100,000
Series 25	-	100,000
Series 26	-	50,000
Series 27	-	50,000
Series 28	-	50,000
Series 41	-	300,000
Series 45	-	100,000
	$ -	$1,765,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2011 and 2010, the Fund has limited partnership interests in 464 and 486 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2011 and 2010 are as follows:
	2011	2010
Series 20	16	19
Series 21	9	10
Series 22	22	25
Series 23	16	19
Series 24	20	20
Series 25	14	19
Series 26	40	43
Series 27	15	16
Series 28	26	26
Series 29	21	21
Series 30	17	18
Series 31	26	26
Series 32	15	16
Series 33	9	10
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	22	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	464	486

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2011 and 2010 are as follows:
	2011	2010
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	10,020	22,861
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	295,615
Series 43	121,112	307,738
Series 44	254,640	590,561
Series 45	16,724	16,724
Series 46	-	8,915
	$1,145,981	$1,912,466

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2011 the Fund disposed of three Operating Partnerships. A summary of the dispositions by Series for June 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	1	-	$55,000	$55,000
Series 25	1	1	874,787	874,787

Total	2	1	$929,787	$929,787

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2011.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

	2011	2010

Revenues
Rental	$ 37,763,975	$ 40,026,146
Interest and other	1,454,876	1,229,969
	39,218,851	41,256,115

Expenses
Interest	8,102,888	9,018,297
Depreciation and amortization	11,107,617	11,717,217
Operating expenses	24,704,832	26,571,862
	43,915,337	47,307,376

NET INCOME (LOSS)	$ (4,696,486)	$ (6,051,261)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,649,519)	$ (5,990,747)

Net income (loss) allocated to other Partners	$ (46,967)	$ (60,514)

* Amounts include $(3,451,824) and $(3,739,469) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2011	2010
Revenues
Rental	$ 1,483,471	$ 1,613,034
Interest and other	79,432	78,969
	1,562,903	1,692,003

Expenses
Interest	269,238	339,190
Depreciation and amortization	333,848	437,580
Operating expenses	1,039,845	1,351,883
	1,642,931	2,128,653

NET INCOME (LOSS)	$ (80,028)	$ (436,650)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (79,228)	$ (432,283)

Net income (loss) allocated to other Partners	$ (800)	$ (4,367)

* Amounts include $(79,228) and $(432,283) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2011	2010
Revenues
Rental	$ 666,970	$ 707,002
Interest and other	49,695	9,828
	716,665	716,830

Expenses
Interest	169,438	213,596
Depreciation and amortization	140,769	155,205
Operating expenses	400,547	401,744
	710,754	770,545

NET INCOME (LOSS)	$ 5,911	$ (53,715)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 5,852	$ (53,178)

Net income (loss) allocated to other Partners	$ 59	$ (537)

* Amounts include $5,852 and $(53,178) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2011	2010
Revenues
Rental	$ 1,200,166	$ 1,285,296
Interest and other	68,321	75,724
	1,268,487	1,361,020

Expenses
Interest	205,651	254,571
Depreciation and amortization	342,975	378,772
Operating expenses	955,890	964,113
	1,504,516	1,597,456

NET INCOME (LOSS)	$ (236,029)	$ (236,436)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (233,669)	$ (234,072)

Net income (loss) allocated to other Partners	$ (2,360)	$ (2,364)

* Amounts include $(233,669) and $(234,072) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2011	2010
Revenues
Rental	$ 1,178,054	$ 1,352,591
Interest and other	59,220	64,225
	1,237,274	1,416,816

Expenses
Interest	227,009	286,448
Depreciation and amortization	283,152	307,389
Operating expenses	832,689	979,485
	1,342,850	1,573,322

NET INCOME (LOSS)	$ (105,576)	$ (156,506)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (104,519)	$ (154,940)

Net income (loss) allocated to other Partners	$ (1,057)	$ (1,566)

* Amounts include $(104,519) and $(154,940) for 2011 and 2010, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2011	2010
Revenues
Rental	$ 1,298,083	$ 1,247,221
Interest and other	42,775	19,533
	1,340,858	1,266,754

Expenses
Interest	266,673	267,821
Depreciation and amortization	353,934	372,799
Operating expenses	789,365	768,027
	1,409,972	1,408,647

NET INCOME (LOSS)	$ (69,114)	$ (141,893)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (68,423)	$ (140,474)

Net income (loss) allocated to other Partners	$ (691)	$ (1,419)

* Amounts include $(68,423) and $(140,474) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2011	2010
Revenues
Rental	$ 1,386,748	$ 2,228,459
Interest and other	36,594	25,060
	1,423,342	2,253,519

Expenses
Interest	261,625	399,009
Depreciation and amortization	348,439	428,971
Operating expenses	786,282	1,374,641
	1,396,346	2,202,621

NET INCOME (LOSS)	$ 26,996	$ 50,898

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 26,726	$ 50,389

Net income (loss) allocated to other Partners	$ 270	$ 509

* Amounts include $26,726 and $50,389 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2011	2010
Revenues
Rental	$ 2,074,879	$ 2,847,413
Interest and other	77,488	80,398
	2,152,367	2,927,811

Expenses
Interest	394,578	538,090
Depreciation and amortization	551,425	649,045
Operating expenses	1,516,694	1,865,412
	2,462,697	3,052,547

NET INCOME (LOSS)	$ (310,330)	$ (124,736)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (307,227)	$ (123,489)

Net income (loss) allocated to other Partners	$ (3,103)	$ (1,247)

* Amounts include $(307,227) and $(123,489) for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2011	2010
Revenues
Rental	$1,367,636	$ 2,061,468
Interest and other	17,162	24,939
	1,384,798	2,086,407

Expenses
Interest	336,597	505,381
Depreciation and amortization	332,176	431,941
Operating expenses	789,304	1,114,317
	1,458,077	2,051,639

NET INCOME (LOSS)	$ (73,279)	$ 34,768

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (72,546)	$ 34,420

Net income (loss) allocated to other Partners	$ (733)	$ 348

* Amounts include $(72,546) and $37,421 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2011	2010
Revenues
Rental	$ 1,857,418	$ 1,707,021
Interest and other	34,932	40,305
	1,892,350	1,747,326

Expenses
Interest	372,118	340,090
Depreciation and amortization	522,723	528,551
Operating expenses	1,203,819	1,430,905
	2,098,660	2,299,546

NET INCOME (LOSS)	$ (206,310)	$ (552,220)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (204,247)	$ (546,698)

Net income (loss) allocated to other Partners	$ (2,063)	$ (5,522)

* Amounts include $(204,247) and $(546,698) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2011	2010
Revenues
Rental	$ 1,900,691	$ 1,884,311
Interest and other	98,140	47,709
	1,998,831	1,932,020

Expenses
Interest	355,237	414,293
Depreciation and amortization	594,590	628,691
Operating expenses	1,289,757	1,232,361
	2,239,584	2,275,345

NET INCOME (LOSS)	$ (240,753)	$ (343,325)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (238,345)	$ (339,892)

Net income (loss) allocated to other Partners	$ (2,408)	$ (3,433)

* Amounts include $(238,345) and $(315,497) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2011	2010
Revenues
Rental	$ 1,217,201	$ 1,319,110
Interest and other	20,204	15,204
	1,237,405	1,334,314

Expenses
Interest	200,341	203,884
Depreciation and amortization	297,689	310,542
Operating expenses	919,408	1,074,537
	1,417,438	1,588,963

NET INCOME (LOSS)	$ (180,033)	$ (254,649)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (178,233)	$ (252,103)

Net income (loss) allocated to other Partners	$ (1,800)	$ (2,546)

* Amounts include $(178,233) and $(222,745) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2011	2010
Revenues
Rental	$ 2,662,643	$ 2,547,899
Interest and other	90,349	63,932
	2,752,992	2,611,831

Expenses
Interest	448,884	495,153
Depreciation and amortization	745,936	808,278
Operating expenses	1,744,830	1,681,858
	2,939,650	2,985,289

NET INCOME (LOSS)	$ (186,658)	$ (373,458)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (184,791)	$ (369,723)

Net income (loss) allocated to other Partners	$ (1,867)	$ (3,735)

* Amounts include $(184,791) and $(369,723) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2011	2010
Revenues
Rental	$ 1,432,038	$ 1,499,214
Interest and other	77,903	41,733
	1,509,941	1,540,947

Expenses
Interest	315,843	322,109
Depreciation and amortization	547,892	555,246
Operating expenses	929,441	1,019,889
	1,793,176	1,897,244

NET INCOME (LOSS)	$ (283,235)	$ (356,297)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (280,403)	$ (352,734)

Net income (loss) allocated to other Partners	$ (2,832)	$ (3,563)

* Amounts include $(258,917) and $(178,378) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2011	2010
Revenues
Rental	$ 724,053	$ 709,853
Interest and other	22,542	23,997
	746,595	733,850

Expenses
Interest	186,311	184,756
Depreciation and amortization	250,428	255,460
Operating expenses	472,535	491,572
	909,274	931,788

NET INCOME (LOSS)	$ (162,679)	$ (197,938)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (161,052)	$ (195,959)

Net income (loss) allocated to other Partners	$ (1,627)	$ (1,979)

* Amounts include $(161,052) and $(117,601) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 34
	2011	2010
Revenues
Rental	$ 1,581,332	$ 1,427,693
Interest and other	73,976	46,682
	1,655,308	1,474,375

Expenses
Interest	334,602	360,302
Depreciation and amortization	621,318	538,619
Operating expenses	1,105,243	966,238
	2,061,163	1,865,159

NET INCOME (LOSS)	$ (405,855)	$ (390,784)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (401,796)	$ (386,876)

Net income (loss) allocated to other Partners	$ (4,059)	$ (3,908)

* Amounts include $(401,796) and $(279,245) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 35
	2011	2010
Revenues
Rental	$ 1,176,983	$ 1,140,228
Interest and other	47,514	39,406
	1,224,497	1,179,634

Expenses
Interest	248,268	264,086
Depreciation and amortization	420,462	389,352
Operating expenses	817,875	795,347
	1,486,605	1,448,785

NET INCOME (LOSS)	$ (262,108)	$ (269,151)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (259,487)	$ (266,459)

Net income (loss) allocated to other Partners	$ (2,621)	$ (2,692)

* Amounts include $(196,672) and $(90,072) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2011	2010
Revenues
Rental	$ 865,956	$ 871,224
Interest and other	19,916	24,671
	885,872	895,895

Expenses
Interest	179,310	216,106
Depreciation and amortization	241,543	254,453
Operating expenses	514,370	523,529
	935,223	994,088

NET INCOME (LOSS)	$ (49,351)	$ (98,193)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (48,857)	$ (97,211)

Net income (loss) allocated to other Partners	$ (494)	$ (982)

* Amounts include $(27,686) and $(58,469) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2011	2010
Revenues
Rental	$ 1,139,453	$ 1,145,324
Interest and other	34,176	38,983
	1,173,629	1,184,307

Expenses
Interest	166,811	207,548
Depreciation and amortization	399,077	441,693
Operating expenses	804,454	786,570
	1,370,342	1,435,811

NET INCOME (LOSS)	$ (196,713)	$ (251,504)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (194,746)	$ (248,989)

Net income (loss) allocated to other Partners	$ (1,967)	$ (2,515)

* Amounts include $(244,042) and $(179,585) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2011	2010
Revenues
Rental	$ 858,183	$ 863,903
Interest and other	35,095	34,175
	893,278	898,078

Expenses
Interest	193,424	191,588
Depreciation and amortization	269,432	280,949
Operating expenses	553,150	582,477
	1,016,006	1,055,014

NET INCOME (LOSS)	$ (122,728)	$ (156,936)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (121,501)	$ (155,367)

Net income (loss) allocated to other Partners	$ (1,227)	$ (1,569)

* Amounts include $(59,295) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2011	2010
Revenues
Rental	$ 629,600	$ 618,274
Interest and other	35,167	45,077
	664,767	663,351

Expenses
Interest	128,193	130,279
Depreciation and amortization	229,619	230,191
Operating expenses	478,734	497,465
	836,546	857,935

NET INCOME (LOSS)	$ (171,779)	$ (194,584)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (170,061)	$ (192,637)

Net income (loss) allocated to other Partners	$ (1,718)	$ (1,947)

* Amounts include $(118,372) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2011	2010
Revenues
Rental	$ 1,032,980	$ 1,017,459
Interest and other	32,591	33,454
	1,065,571	1,050,913

Expenses
Interest	230,528	254,857
Depreciation and amortization	328,104	317,926
Operating expenses	655,670	668,791
	1,214,302	1,241,574

NET INCOME (LOSS)	$ (148,731)	$ (190,661)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (147,244)	$ (188,754)

Net income (loss) allocated to other Partners	$ (1,487)	$ (1,907)

* Amounts include $(19,652) and $(73,207) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2011	2010
Revenues
Rental	$ 1,301,851	$ 1,299,225
Interest and other	43,348	39,884
	1,345,199	1,339,109

Expenses
Interest	371,719	373,619
Depreciation and amortization	372,880	387,342
Operating expenses	765,852	755,032
	1,510,451	1,515,993

NET INCOME (LOSS)	$ (165,252)	$ (176,884)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (163,599)	$ (175,115)

Net income (loss) allocated to other Partners	$ (1,653)	$ (1,769)

* Amounts include $(20,468) and $(30,743) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2011	2010
Revenues
Rental	$ 1,516,622	$ 1,483,221
Interest and other	46,259	50,239
	1,562,881	1,533,460

Expenses
Interest	363,196	343,417
Depreciation and amortization	410,004	416,998
Operating expenses	858,444	872,277
	1,631,644	1,632,692

NET INCOME (LOSS)	$ (68,763)	$ (99,232)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (68,075)	$ (98,240)

Net income (loss) allocated to other Partners	$ (688)	$ (992)

* Amounts include $(82,585) and $(66,874) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2011	2010
Revenues
Rental	$ 1,673,235	$ 1,702,456
Interest and other	57,851	53,191
	1,731,086	1,755,647

Expenses
Interest	377,004	366,468
Depreciation and amortization	516,388	550,425
Operating expenses	1,059,501	1,028,419
	1,952,893	1,945,312

NET INCOME (LOSS)	$ (221,807)	$ (189,665)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (219,589)	$ (187,768)

Net income (loss) allocated to other Partners	$ (2,218)	$ (1,897)

* Amounts include $(104,433) and $(80,065) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2011	2010
Revenues
Rental	$ 1,859,559	$ 1,905,802
Interest and other	69,978	68,284
	1,929,537	1,974,086

Expenses
Interest	566,005	578,828
Depreciation and amortization	600,486	596,572
Operating expenses	1,107,738	1,078,988
	2,274,229	2,254,388

NET INCOME (LOSS)	$ (344,692)	$ (280,302)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (341,245)	$ (277,499)

Net income (loss) allocated to other Partners	$ (3,447)	$ (2,803)

* Amounts include $(103,930) and $(68,964) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2011	2010
Revenues
Rental	$ 2,344,166	$ 2,284,193
Interest and other	131,082	73,015
	2,475,248	2,357,208

Expenses
Interest	576,214	579,421
Depreciation and amortization	717,340	728,228
Operating expenses	1,429,495	1,416,506
	2,723,049	2,724,155

NET INCOME (LOSS)	$ (247,801)	$ (366,947)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (245,323)	$ (363,278)

Net income (loss) allocated to other Partners	$ (2,478)	$ (3,669)

* Amounts include $(14,274) and $(10,977) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2011	2010
Revenues
Rental	$ 1,334,004	$ 1,257,252
Interest and other	53,166	71,352
	1,387,170	1,328,604

Expenses
Interest	358,071	387,387
Depreciation and amortization	334,988	335,999
Operating expenses	883,900	849,479
	1,576,959	1,572,865

NET INCOME (LOSS)	$ (189,789)	$ (244,261)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (187,891)	$ (241,818)

Net income (loss) allocated to other Partners	$ (1,898)	$ (2,443)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2011

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2011 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to sell the interest in three Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $297,585, the estimated gain on the sale of the Operating Partnerships is $297,585, and the sales are expected to be recognized in the second quarter of fiscal year 2012.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2011 were $1,574,011 and total fund management fees accrued as of June 30, 2011 were $51,288,159. During the three months ended June 30, 2011, none of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2011, an affiliate of the general partner of the Fund advanced a total of $1,807,438 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2011, $2,933 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2011, are as follows:

	Current
	Period	Total

Series 21	$ -	$ 108,007
Series 22	-	53,627
Series 23	-	64,156
Series 27	-	54,128
Series 33	-	54,660
Series 34	2,933	83,220
Series 36	-	129,612
Series 38	-	69,191
Series 39	-	220,455
Series 40	-	337,528
Series 41	-	359,757
Series 42	-	221,615
Series 43	-	51,482
	$ 2,933	$1,807,438

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2011.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 8 of the Operating Partnerships and 16 remain.

Prior to the quarter ended June 30, 2011, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 5 of the Operating Partnerships and 9 remain.

Prior to the quarter ended June 30, 2011, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2011, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 6 of the Operating Partnerships and 16 remain.

Prior to the quarter ended June 30, 2011, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 4 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2011, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 8 of the Operating Partnerships and 14 remain.

During the quarter ended June 30, 2011, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 5 of the Operating Partnerships and 40 remain.

During the quarter ended June 30, 2011, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of June 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 1 of the Operating Partnership and 15 remain.

During the quarter ended June 30, 2011, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of June 30, 2011. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended June 30, 2011, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2011, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of June 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2011, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2011. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2011, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2011. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 2 of the Operating Partnerships and 15 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2011, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of June 30, 2011. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 1 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2011, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended June 30, 2011, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended June 30, 2011, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2011, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2011, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2011, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2011. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2011, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2011. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2011, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2011, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended June 30, 2011, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2011, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of June 30, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2011, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 45 has since sold its interest in 1 of the Operating Partnerships and 30 remain.

During the quarter ended June 30, 2011, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2011, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2011 and 2010, the Fund held limited partnership interests in 464 and 486 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2011 are as follows:
	3 Months Management Fee Net of Reporting Fee	3 Months Reporting Fee
Series 20	$ 47,015	$ 2,575
Series 21	30,500	1,000
Series 22	40,603	8,429
Series 23	36,997	3,500
Series 24	40,594	3,881
Series 25	(30,169)	68,825
Series 26	80,648	4,456
Series 27	34,137	24,291
Series 28	70,861	12,668
Series 29	45,892	36,959
Series 30	41,698	1,838
Series 31	80,482	10,556
Series 32	66,857	4,000
Series 33	34,005	-
Series 34	73,299	-
Series 35	57,090	-
Series 36	35,306	4,843
Series 37	40,698	10,518
Series 38	29,978	11,122
Series 39	27,000	7,200
Series 40	47,712	2,292
Series 41	48,120	11,397
Series 42	32,306	30,139
Series 43	50,090	26,605
Series 44	29,612	41,563
Series 45	84,128	7,513
Series 46	62,241	141
	$1,237,700	$336,311

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 20 reflects a net loss from Operating Partnerships of $(80,028) and $(436,650), respectively, which includes depreciation and amortization of $333,848 and $437,580, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

East Douglas Apartments Limited Partnership (East Douglas Apartments) was sold through a foreclosure sale on June 30, 2010 and the title to the property was conveyed to the lender. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain or loss on the sale the property was recorded for the quarter ended September 30, 2010.

Prior to foreclosure, the investment general partner concluded that the forecasted costs to maintain the property through December 31, 2010, the end of the low income housing tax credit compliance period, would be greater than the benefits associated with maintaining tax credit compliance. With the foreclosure sale occurring prior to the December 31, 2010 expiration of the low income housing tax credit compliance period, the Operating Partnership incurred tax credit recapture and interest penalty costs of $67,474, equivalent to $17 per 1,000 BACs. The lender assigned a receiver to the property on October 1, 2009. As of December 31, 2010, the receiver continued to manage the property for the new owner.

East Douglas had historically operated at or just below breakeven due to a combination of the low rent structure mandated by the state tax credit-monitoring agency, the Illinois Housing Development Authority, and high debt. In general, the fundamentals of the property have been deteriorating since 2006 as a result of a decrease in annual average occupancy and a decrease in net effective rents. Occupancy as of June 30, 2010 was 77%. Average occupancy for 2009 was 86% versus 82% for 2008. Due to several months of low occupancy, the property had insufficient cash to turn units and pay payroll and property management fees in early 2009. In May 2009, the investment partnership funded $16,238 to cover some payables associated with unit turn costs, as well as past due management fees and payroll. In the third quarter of 2009, the investment partnership funded an additional $23,553 to cover mold remediation costs (see below) that property operations could not support. Through the date of the foreclosure sale on June 30, 2010, the investment partnership has funded $72,178 to the Operating Partnership for operating deficits, of which $39,791 was funded in 2009; $17,112 was funded in 2007; and the remainder was funded in prior years. The property operated below breakeven in recent years through the date of the foreclosure of June 30, 2010. The Operating Partnership previously established an operating reserve, which had a balance of approximately $78,000 at the end of the second quarter 2009; however, per the loan documents, this reserve functioned as a debt service reserve, was controlled by the lender, and was only to be withdrawn from by the lender in the event of default under the loan agreement.

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

2730 Lafferty Street Apartments, LP (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts continue to be focused on local medical offices and small businesses in Pasadena, as well as the City of Pasadena and Harris County Housing Authorities. In addition, move-in specials of one month free with a $100 deposit, and a resident referral program with a $300 discount, are in place. The property currently subscribes to GoSection8.com providing it access to contact information of potential residents that recently received a housing voucher. The continued marketing efforts by management resulted in a 2010 average occupancy of 84%, a slight increase from the 2009 average. The property continued to operate below breakeven in 2010. Occupancy is averaging 88% through the second quarter of 2011 and operations are above breakeven status. In March 2011, the property converted from residents paying water bills to the owner paying water bills, resulting in an increase in the gross potential rent. Management stated the mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to 2730 Lafferty Street Apartments, LP.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the second quarter of 2011, the property continued to operate below breakeven due to low occupancy and high operating expenses. The Jackson, MS market is over-saturated with affordable units and the property faces competition from newer affordable communities offering more sophisticated amenities. Management continued to turn the backlog of vacant units during the second quarter of 2011 and introduced a $99 move-in special to generate traffic to the property. As a result of these efforts, occupancy improved during the quarter and the property closed the second quarter of 2011 at 90% occupied. The turn work and marketing efforts increased operating expenses for the quarter, preventing above breakeven operations. Further improvement in occupancy and decreased operating expenses will be needed in order for the property to operate above breakeven. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. The money has instead been used to fund turn work for the vacant units. The operating general partner is pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. During the third quarter of 2011 the investment general partners intends to conduct a site visit at the property to inspect the physical condition of the property, analyze the local market and interview the property management team. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In April 2011, the investment general partner transferred its interest in Bennetts Pointe LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,274,688 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of April 30, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold within 5 years from the initial transfer date, there would be a residual payment of up to $140,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement. The partners interest pledge agreement goes into effect at the date the investment limited partner transferred its interest.

Series 21

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 21 reflects a net income (loss) from Operating Partnerships of $5,911 and $(53,715), respectively, which includes depreciation and amortization of $140,769 and $155,205, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit 100% LIHTC property located in Winslow, ME. The property operated below breakeven through the second quarter of 2011 due to low rental rates and very high debt service. The property was 93% occupied as of June 30, 2011. The investment general partner will request the operating general partner to increase the rents given the high occupancy in the second quarter. The increase will help to offset the high debt service. The mortgage is current; however, real estate taxes and insurance payments are delinquent. The investment general partner will continue to follow up with the operating general partner to ensure the taxes and insurance are paid as the operating deficit guaranty is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of June 30, 2011 was 97%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership as required. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

On November 4, 2010, Lookout Ridge was sold to a third-party buyer for $825,000 which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees paid to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of these remaining proceeds from the transfer, $8,020 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,729 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,729 as of December 31, 2010.

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 95% as of June 30, 2011. The property's operating expenses are below the state averages for the investment limited partnership's portfolio of properties. Despite high occupancy and reasonable expenses, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payable are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Centrum-Fairfax I, LP (Forest Glen at Sully Station, Phase I) is an 83-unit property located in Centerville, VA. Based on the results of a market study performed in 2006, the operating general partner decided to reconfigure the property to have 83 units instead of 119 units, which reduced the number of 1-bedroom units from 100 to 29 and increased the number of 2-bedroom units from 19 to 54. The construction was completed in March 2007 and the property was fully reoccupied by the spring of 2008. However, in 2009 average occupancy dropped to an average of 85% and as a result the property was unable to breakeven. The operating general partner interests were transferred to a new operating general partner in the fourth quarter 2010, and property management duties were assumed by an affiliate of the new operating general partner. In order to improve occupancy, the new management company has been advertising the property, is training staff on leasing techniques, and is offering temporary rent concessions. Average occupancy in 2010 improved to 91% and the property operated above breakeven. Average occupancy through the second quarter of 2011 was 87% and operations were above breakeven. The mortgage, taxes, and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Centrum-Fairfax I, LP subsequent to June 30, 2011.

In January 2011, the investment general partner transferred 49.5% of its interest in Tower View LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $526,958 and cash proceeds to the investment partnership of $0. The remaining 39.5% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2012 for the assumption of approximately $417,156 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded as of March 31, 2011. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 22

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 22 reflects a net loss from Operating Partnerships of $(236,029) and $(236,436), respectively, which includes depreciation and amortization of $342,975 and $378,772, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. The property averaged 90% occupancy in 2010 and operating expenses were 61.25% of the prior year's state per unit average. However, the property's net operating income was not sufficient to meet the annual debt service of approximately $35,000. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. According to management, another Illinois Housing Development Authority property opened in January 2010, saturating the market with a supply of income restricted units. As of June 30, 2011, occupancy was 89% and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner was in contact with the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). However, the lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. A foreclosure process in Wisconsin could take up to 12 months. Once the court has issued a judgment of foreclosure, the borrower has a reinstatement period to stop the foreclosure by paying off the amount owed plus interest. The reinstatement period varies; however, most of the properties subject to foreclosure have 6-12 months for this payment. Historically, the operating general partner has funded operating deficits in accordance with its operating deficit guarantee, which is unlimited in time and amount. However, the operating general partner has indicated that it would not continue to support operations due to financial constraints. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150 and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership's cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy was 88% and the property continued to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Occupancy continues to improve averaging 87% through the second quarter of 2011. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County agencies. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a more strict screening process in order to mitigate evictions and unexpected move outs. The property received a one time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an agreement which granted the cable company the right to take control over the cable at the property. These funds helped offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. Through June 2011, all operating expenses were in line with the budget except for rental concessions and bad debt. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expired as of December 31, 2010.

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. As of June 30, 2011 occupancy was strong at 94%. Despite strong occupancy, the property operated below breakeven through the second quarter of 2011 as a result of high real estate taxes, high administrative expenses, and increased turnover, which resulted in high bad debt. The property is located in a sparsely populated area and the majority of its residents are retail employees who are struggling with diminished work hours and job loss. Management increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius and by advertising weekly in the local and county newspapers and on Craig's List. Administrative expenses were high as a result of a one time audit fee in April. Management continues to focus on retaining residents and improving the property through a strong resident retention. Real estate taxes are higher than the investment general partner's state average for its portfolio of properties due to the fact that there are both county and city taxes. The county rate is comparable to other properties; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. In order to control real estate taxes, the county and city assessments are reviewed on a regular basis and all unreasonable assessments are appealed. The property also suffered from high bad debt in the second quarter as damages assessed with move-outs were written off. Management is currently working with a collection agency to decrease bad debt. The investment general partner will continue to monitor these issues. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 23

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 23 reflects a net loss from Operating Partnerships of $(105,576) and $(156,506), respectively, which includes depreciation and amortization of $283,152 and $307,389, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. Over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. The former management company was replaced on June 1, 2010 without the investment general partner's approval. The investment general partner has made several requests to the operating general partner for the 2010 audit. The operating general partner continues to delay finalizing the 2010 audit as they are negotiating pricing and the scope of work. The operating general partner stated that they filed an extension for the 2010 tax return. The lender filed a Summons and Complaint on August 25, 2010, which initiated the foreclosure process due to non-payment. The operating general partner and the lender came to a payment agreement in which the lender at that time confirmed that they received payment in full on February 10, 2011 and that the mortgage was assigned to a operating general partner related entity.

The second quarter 2011 occupancy of 89% was consistent with December 31, 2010, and the property is operating close to breakeven. The investment general partner continues to liaise with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 95% in the second quarter of 2011, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically, maintenance and bad debt. Maintenance expenses were high due to high turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced $146,810 for operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In September 2009, a buyer was identified who was willing to purchase the interests of the Operating Partnership for a nominal amount and keep the property affordable through the remainder of the compliance period, if the lender would agree to withdraw the foreclosure filing. However, the lender rejected this proposal and, in October, accepted a bid from another buyer to purchase from the lender the outstanding debt on the property. The new lender delayed the foreclosure for several weeks. On December 1, 2009, the operating general partner, investment general partner, and new lender signed an agreement to transfer the deed to the lender in lieu of foreclosure in January 2010. On January 4, 2010, the deed was transferred to the new lender. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded as of March 31, 2010. It was originally estimated that a foreclosure occurring in 2010 would result in the Operating Partnership experiencing estimated recapture and interest of $360,713, equivalent to $106 per 1,000 BACs. However, the property appears to have maintained its affordable housing minimum set-aside through 2010, due to the three year vacancy decontrol rule set forth in Section 42 of the Internal Revenue Code, which prevents owners from evicting current residents for three years. As a result, the actual recapture costs were based only on the units that were not occupied by income qualified residents in 2010. This resulted in recapture and interest of $148,802 to the Operating Partnership, equivalent to approximately $44 per 1,000 BACs.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150, and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership's cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

Bayou Crossing, LP (Bayou Crossing Apartments) is a 289-unit property in Riverview, FL. In 2010, average occupancy was 88% and the property continued to operate below breakeven due to high rental concessions, bad debt, and vacancy loss. During the fourth quarter of 2010, occupancy averaged 85% and ended the year at 83%. Occupancy continues to improve averaging 87% through the second quarter of 2011. Management continues to focus marketing efforts to on-line sources, Section 8 voucher holders, the Tampa Housing Authority, and the Hillsboro County agencies. Maintaining occupancy above 90% is an ongoing struggle due to the poor economic conditions in Florida where job losses have led to increased evictions and migration from the area. In an effort to combat bad debt, the investment general partner is working with management to implement a more strict screening process in order to mitigate evictions and unexpected move outs. The property received a one time marketing reimbursement in May 2010 in the amount of $87,000 from a cable company, resulting from an agreement which granted the cable company the right to take control over the cable at the property. These funds helped offset the high operating expenses. The investment general partner will continue to work with management to improve economic occupancy and control expenses. Through June 2011, all operating expenses were in line with the budget except for rental concessions and bad debt. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expired as of December 31, 2010.

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

Mid City Associates LP (Mid City Apartments) consists of 58 modular duplex apartments in the North Greenville section of Jersey City, NJ. As of June 2011, the property is 100% occupied and is operating above breakeven. The Operating Partnership is in discussions with the New Jersey Housing and Mortgage Finance Agency (NJHMFA) regarding the third mortgage note that matured in November 2009. As of December 2010, the current mortgage maturity was $398,350 with $698,728 of accrued interest. The process is currently ongoing with NJHMFA agreeing to forbearance until refinancing is finalized. The operating general partner is applying for a grant for energy improvements, which is expected to be finalized concurrently with the third mortgage note. On December 31, 2008, the 15-year low income housing tax credit compliance period expired with respect to Mid City Associates LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Mid City Associates LP subsequent to June 30, 2011.

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

Village Woods Estates, LP (Village Woods Estates) is a 45-unit development of detached single-family homes in Kansas City, Kansas. The property averaged 95% occupancy in 2009, but operated below breakeven due to high maintenance costs and real estate taxes. Due to language in the lender's loan documents, the property cannot withdraw from the replacement reserve for carpet replacement, a significant annual expense. Additionally, the property is subject to high real estate taxes of approximately $75,000, or $1,667 per unit. Due to a successful tax appeal, the real estate tax for 2010 was reduced by approximately 40%. As a result, the property was able to operate above breakeven in 2010 despite an average occupancy of 86%. Real estate taxes were assessed at $67,500 for 2011, but average occupancy has improved to 93% through June 2011. As a result, the property is operating above breakeven. The mortgage, real estate taxes and insurance are all current. The first mortgage note is set to mature on November 1, 2011. The operating general partner is in discussions with lenders regarding a refinance. The low income housing tax credit compliance period expired on December 31, 2010. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Village Woods Estates, LP subsequent to June 30, 2011.

Series 24

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 24 reflects a net loss from Operating Partnerships of $(69,114) and $(141,893), respectively, which includes depreciation and amortization of $353,934 and $372,799, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Management has been working with the Department of Social Services in Westchester County through the County's shelter program. Through these efforts they identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy has averaged 91% through the first two quarters of 2011, with June occupancy ending at 97%. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the second quarter of 2011 are running slightly above budget and the property continues to operate below breakeven. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. The tax credit compliance period expired December 31, 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of June 30, 2011. Operating expenses are high mainly due to high maintenance costs as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents, as only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2009, the property averaged 73% occupancy and operated below breakeven. In 2010, average occupancy increased to 92%, but the property continued to operate below breakeven, although at a lesser extent than the previous year. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Occupancy continues to improve in 2011, and averaged 98% in the second quarter of 2011. The improved occupancy is the result of a new community manager and a one free month rent concession. Management continues to market the property through local media and civic organizations. New Hilltop Apartments has also seen a significant decrease in vacancy loss from the first quarter, which has led to an increase in operating income. Rental rates were increased by $10 in 2011, potentially increasing cash flow by $9,000. The strong occupancy rates and improved vacancy loss have helped the property surpass management's second quarter budget by 14%. The operating general partner continues to investigate the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2010, the average occupancy was 90% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the second quarter of 2011 the physical occupancy was 92% and the property was operating slightly below breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Currently, management is offering $500 off one month's rent with the signing of a 12-month lease. According to the operating general partner, current market conditions continue to have an adverse effect on unit turnover. There is a large supply of rental communities in the area and not enough qualified residents to fill the units. Management also states that there are a large number of voucher holders who continue to choose newer, conventional housing over older, affordable housing properties when the local Housing Authority approves the higher voucher amounts required to live at the conventional housing sites. As of late, management states that market conditions have strengthened and leasing activities have increased. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner intends to continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In July 2011, the investment general partner of Series 24 and Series 25 transferred its interest in New Madison Park IV LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,147,712 and cash proceeds to the investment partnerships of $110,731 and $196,854 to Series 24 and Series 25, respectively. Of the total proceeds received, $3,600 and $6,400 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $107,131 and $190,454 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $107,131 and $190,454 by Series 24 and Series 25, respectively, as of July 31, 2011.

Series 25

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 25 reflects a net income from Operating Partnerships of $26,996 and $50,898, respectively, which includes depreciation and amortization of $348,439 and $428,971, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

M.R.H., LP (The Mary Ryder Home) is a 48-unit elderly property located in St. Louis, MO. The property experienced a decline in occupancy throughout 2010, with an annual average of 84%. As a result, maintenance costs associated with turnover expenses increased. High operating expenses caused the property to operate below breakeven in 2010. This trend has continued throughout the first half of 2011. Occupancy averaged 71% in both the first and second quarters of 2011 and management has reported that an improvement in occupancy is not expected throughout 2011. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner intends to continue to hold quarterly calls until operations stabilize. Despite the cash deficit, the Operating Partnership has no debt. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

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

In December 2010, the investment general partner transferred its interest in Maple Hill, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,609 and cash proceeds to the investment partnership of $98,292. Of the total proceeds received, $3,914 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $84,378 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $84,378 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $49,051. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Maple Hill, LP.

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

In January 2011, the investment general partner transferred its interest in Osborne Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $354,307 and cash proceeds to the investment partnership of $183,965. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $168,965 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $168,965 as of March 31, 2011.

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

In July 2011, the investment general partner of Series 24 and Series 25 transferred its interest in New Madison Park IV LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,147,712 and cash proceeds to the investment partnerships of $110,731 and $196,854 to Series 24 and Series 25, respectively. Of the total proceeds received, $3,600 and $6,400 from Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $107,131 and $190,454 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $107,131 and $190,454 by Series 24 and Series 25, respectively, as of July 31, 2011.

In July 2011, the investment general partner of transferred its interest in Smith House II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $938,798 and cash proceeds to the investment partnership of $4,500. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 25. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Series 26

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 26 reflects a net loss from Operating Partnerships of $(310,330) and $(124,736), respectively, which includes depreciation and amortization of $551,425 and $649,045, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2010, occupancy averaged 84%, and the property operated below breakeven. Operations were adversely affected by high vacancy, high administrative expenses relating to tenant turnover, and bad debt. The operating general partner has stated that poor operations resulted from an extremely harsh winter, which made it difficult to entice applicants to move and increased operating expenses, and an overabundance of apartment complexes in the community. Fargo has a large supply of affordable rental communities and not enough qualified people looking for units. In order to increase marketability, the operating general partner is making physical improvements, such as adding new landscaping and replacing appliances. Management is also offering $500 off one month's rent with the signing of a 12-month lease. The operating general partner reported that the market has strengthened and leasing activities have picked up in the spring and summer of 2011. As of June 30, 2011, physical occupancy was 96%, but the property was operating below breakeven. Management remains diligent in marketing and advertising throughout the local community via billboards and fliers. The marketing costs have been partially responsible for the negative cash flow. The investment general partner will continue to work with the operating general partner to stabilize operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2010, average occupancy increased to 95% and the property operated slightly below breakeven. High real estate taxes, turnover costs, and high utility expenses negatively affected operations. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments has maintained high occupancy in 2010 and through the second quarter of 2011. At the end of June 2011 physical occupancy was 100%, with the property operating slightly below breakeven. The operating general partner states that Fargo experienced an extremely harsh winter, which increased maintenance expenses from snow removal and grounds maintenance. Currently, management is offering $500 off one month's rent with the signing of a 12-month lease, and states that the leasing activities have increased in the spring and summer of 2011. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 85%, and the property operated below breakeven. Low occupancy, high administrative and maintenance expenses, and bad debt negatively affected operations. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents, which has increased competition and the need for concessions. Management is currently offering $500 off one month's rent with the signing of a 12-month lease. As of June 30, 2011, physical occupancy was 88%, but the property continues to operate below breakeven. The extremely harsh weather during this past winter drove up maintenance expenses and limited leasing activities. The operating general partner states that the market has strengthened and leasing activities have picked up with the warmer weather in the spring and summer of 2011. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner intends to continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 84% in 2010. The low occupancy, along with increased administrative and maintenance expenses, resulted in the property operating below breakeven. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. These factors, along with an extremely harsh winter in the Fargo area, had a negative impact on operations, and increased the need for concessions. Management is focusing on market out-reach, and is offering $500 off one month's rent with the signing of a 12-month lease. These marketing efforts have been successful. The market has also strengthened in the spring and summer of 2011 and leasing activities have increased. As of June 30, 2011, physical occupancy was 96%, but the property continues to operate below breakeven due to high maintenance expenses. Management states the increase in expenses is from unit turnover and the extremely harsh winter the Fargo area experienced. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy in 2010 was 76% and operations were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the units appeal to families. The property has experienced an increase in turnover as many families living at the property moved to competing properties that feature larger townhouses. Management remains diligent in their marketing efforts, and is currently offering a $500 Wal-Mart gift-card and $500 off one month's rent with the signing of a 12-month lease. At the close of the second quarter of 2011, physical occupancy was 96%, and the property was operating slightly above breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to East Park II, LP.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property in Salem, Arkansas. In 2010, occupancy averaged 85%, a 10% increase from 2009 levels, and the property operated above breakeven. The property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent without rental assistance. In an effort to alleviate the upfront cost of moving, the property is offering a move-in incentive of a deferred security deposit. Management continues to advertise heavily in the surrounding area newspapers. Consequently, occupancy increased to 92% at the end of the second quarter of 2011 and operations were above breakeven. Management attributes the recent increase in occupancy to an advertisement run through a local television channel, which was very successful. The investment general partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. The operating general partner continues to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payables are all current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor One Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions of several problematic tenants at the property that caused damages to the units. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency was utilized to collect what the deposits did not cover. To address problem tenants and unit damages, management implemented quarterly unit inspections to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better maintain the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections tend to eliminate the necessity of evictions. Occupancy increased to an average of 93% in 2010 with operations above breakeven. For the first two quarters of 2011, occupancy has averaged 92% with three vacant units as of June 30, 2011. Operations are currently below breakeven primarily due to a large operating expense of $22,600 for kitchen cabinets and countertops in various units. Had this additional expense not occurred, then operations would be at breakeven. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

In December 2010, the investment general partner transferred its interest in Bradley Phase I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,945 and cash proceeds to the investment partnership of $427,597. Of the proceeds received, $3,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $413,897 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $413,897 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $156,021. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase I, LP.

In December 2010, the investment general partner transferred its interest in Bradley Phase II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $785,259 and cash proceeds to the investment partnership of $247,532. Of the proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $236,332 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,332 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $96,453. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property owned by Bradley Phase II, LP.

In December 2010, the investment general partner transferred its interest in Butler St./Hanover Towers, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,019,407 and cash proceeds to the investment partnership of $819,441. Of the total proceeds received, $7,704 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $801,737 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $801,737 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $293,823. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Warrensburg Heights, LP (Warrensburg Heights) is a 28-unit family property located in Warrensburg, Missouri. Low occupancy, high unit turnover, and excessive maintenance expenses caused below breakeven operations in 2010. Through the second quarter of 2011, the property operated above breakeven due to improved occupancy and stabilized operating expenses. As of June 30, 2011, the property was 96% occupied. The operating general partner has increased its advertising efforts in the local newspaper to combat its seasonal occupancy issues. The excessive maintenance expenses that were associated with high unit turnover in late 2010 have been mitigated by improved occupancy levels. Additionally, a new property manager and maintenance staff took over in July 2010 and have successfully implemented preventative measures to curtail costs. These preventative measures include repairing damages found during monthly unit inspections and billing the resident for the work. As a result of these efforts, maintenance expenses in the first half of 2011 have been reduced by more than half. All taxes, insurance and mortgage payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period is set to expire with respect to Warrensburg Heights, LP.

As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Warrensburg Heights, LP subsequent to June 30, 2011.

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated with a cash flow deficit. Operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. Occupancy has increased to 77% as of June 30, 2011, but operations remain below breakeven. The investment general partner intends to continue to monitor the property until operations stabilize. The mortgage, tax and insurance payments are current. The low-income housing tax credit compliance period expires on December 31, 2011.

Jackson Bond, LP (Park Ridge Apartments) is a 136-unit family property located in Jackson, TN. The property operated above breakeven during 2011 and occupancy closed the second quarter of 2011 at 74%. Despite the low occupancy, the property continues to operate above breakeven due to favorable floating rate financing. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the second quarter of 2011 the operating general partner was awaiting a check from the insurance company to complete repairs. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Jackson Bond, LP expires on December 31, 2014.

Series 27

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 27 reflects a net income (loss) from Operating Partnerships of $(73,279) and $34,768, respectively, which includes depreciation and amortization of $332,176 and $431,941, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 91% as of June 30, 2011. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of second quarter 2011, the 2008-2009 real estate taxes in the amount of $17,000 remained unpaid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner intends to continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends on December 31, 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Occupancy remains 100% through June 30, 2011. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010 the property made substantial progress collecting prior and current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn has also made payments towards reducing account payables. The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner received the 2011 operating budget and intends to continue to closely monitor 2011 results. Management plans to increase rents effective June 2011. Although Winn made progress in reducing tenant receivables and accounts payable in 2010, these account balances remain high in 2011. Management is hopeful that its attorney will speed up the eviction process of delinquent tenants upon receipt of monies owed to the attorney. The operating general partner is requesting funds from the reserve account to pay the attorney. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer also provided educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts. Through the second quarter of 2011, utility costs continue to be lower than budget. In the past seven months, Winn has made physical repairs to the roof, boilers, emergency lighting, compactor doors, and intercom system. The mortgage and insurance are current through June 2011. The property is real estate tax exempt. The investment general partner continues to hold conference calls with the operating general partner and management to discuss overall performance of the property. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 84%. The property operated below breakeven in 2010 due to high economic vacancy, high utility costs, high turnover related expenses, and increased bad debt. Fargo has a large supply of affordable rental communities and not enough qualified residents to fill all the units. Management has stated that there are a large number of voucher holders who are being provided voucher payment amounts from the local Housing Authority sufficient to allow them to live at conventional housing versus older, affordable housing properties such as Lake Apartments II. However, management has noted that leasing activities have increased since the onset of the warmer weather, and it remains diligent in marketing the property through online ads, fliers and billboards. As of June 30, 2011, physical occupancy was 96%. Despite the increase in occupancy, the property continues to operate below breakeven due to increased maintenance expenses. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. Management continues to offer $500 off one month's rent with the signing of a 12-month lease. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, LP.

In December 2010, the investment general partner transferred its interest in Harbor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,528,742 and cash proceeds to the investment partnership of $1,658,582. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,638,582 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $2,321,435. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $(682,853) as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $584,595. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Series 28

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 28 reflects a net loss from Operating Partnerships of $(206,310) and $(552,220), respectively, which includes depreciation and amortization of $522,723 and $528,551, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. The property reported average occupancy of 85% in 2010, ending the year with five vacancies and operations below breakeven. Management confirmed that as of the end of June 2011, occupancy was 96% with operations improving to above breakeven status. However, management also mentioned there was 1 tenant scheduled for eviction due to non-payment of rent. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March of 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved an operating general partner transfer, which was finalized in April 2010. The new operating general partner has a strong record of managing successful properties in this region and they made an immediate positive impact on this property. The new operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property that was in need of repair. In total, the new operating general partner spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were ready to be rented. As a result of their efforts, occupancy improved to 98% as of December 31, 2010. Occupancy reached 100% in March 2011 but has since declined to 75% as of June 30, 2011 due to the loss of Section 8 vouchers by several tenants. Management is working with the local HUD field office to obtain more vouchers should they become available. Management has also started advertising to attract new qualified tenants. The property continues to operate at a deficit through June 2011. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. In 2010 operations were back above breakeven for the year, with average occupancy reported to be at 80%. As of June 30, 2011, occupancy remains at 80%. The mortgage, property taxes and insurance are current. The tax credit delivery period ended in 2007, and the low-income housing tax credit compliance period expires on December 31, 2011.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. Their first course of action was to address all deferred maintenance issues at the property, which they completed in July and August of 2010. Improvements included repairs to stairways, concrete drives, and walks. There were over $20,000 in replacement reserve withdrawals used to address deferred maintenance items inherited upon the property's transfer. Funds were used for flooring, refrigerator and range replacement, stairwell painting, coil cleaning, pressure washing, and new windows. Occupancy improved 16% from 2009, averaging 96% in 2010, and increasing to an average of 98% for the first two quarters of 2011. The property operated below breakeven in 2010 mainly due to a 90% increase in maintenance expenses. Expenses have since begun to decrease, and the property is currently operating close to breakeven through the second quarter of 2011. Management expects operations to improve as expenses at the property begin to normalize, with above breakeven operations anticipated by the fourth quarter of 2011. The investment general partner will continue to monitor expenses and occupancy until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. The property operated above breakeven during 2011 and occupancy remained strong, ending the second quarter of 2011 at 92% occupancy. During the second quarter the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the second quarter of 2011 the operating general partner was awaiting a check from the insurance company to complete repairs. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Athens Partners, LP expires on December 31, 2013.

Series 29

As of June 30, 2011 and 2010, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at June 30, 2011, of which 20 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 29 reflects a net loss from Operating Partnerships of $(240,753) and $(343,325), respectively, which includes depreciation and amortization of $594,590 and $628,691, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011. However, that did not occur and is now expected in the third quarter of 2011. Local Missouri counsel has been retained and is ready to take the deposition from the guarantors as soon as the aforementioned motion is approved. To date, the parties have been unable to agree on the appropriate size of a settlement, but discussions are ongoing.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in the first half of 2010 due to low average occupancy of 88% and increased operating expenses. Increased marketing efforts resulted in improved occupancy in the second part of the year. As of December 2010, the property was 90% occupied, and it operated above breakeven in 2010. Through second quarter 2011, the property was 100% occupied and was operating at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. During the second quarter of 2011, the property continued to operate below breakeven due to high maintenance expenses. Through the second quarter, management continued to promote the move-in special and traffic to the property remained steady. As a result of these efforts, occupancy remained above 90% for the quarter and ended June 2011 at 93%. Maintenance expenses remained high due to the turn work to make vacant units rent-ready. The Jackson market is over-saturated with affordable units and the property faces competition from newer affordable communities, which offer more sophisticated amenities. All insurance and mortgage payments are current; however, the operating general partner has not paid the 2010 real estate taxes. The operating general partner has advised that the taxes will be paid in August 2011. During the third quarter, the investment general partner intends to conduct a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments III, LP.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In the first quarter of 2004, the property was severely damaged by a fire. Issues related to the receipt of the insurance proceeds caused delays in the reconstruction of the property. The property was eventually rebuilt and received final certificates of occupancy in January 2008. Due to weak economic conditions in the area, it took the property almost two years to reach stabilized operations. Through the fourth quarter of 2010 average occupancy was 93%. In 2010, strong occupancy and reasonable operating expense levels resulted in above breakeven operations for the year. Through the second quarter of 2011, the property operated with an average physical occupancy of 91% and as of June 30 the property was 97% occupied and 100% leased. The property has operated slightly below breakeven in 2011 due to vacancy losses incurred early in the year. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Series 30

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 30 reflects a net loss from Operating Partnerships of $(180,033) and $(254,649), respectively, which includes depreciation and amortization of $297,689 and $310,542, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property as it is in a very rural area with limited rental demand. Occupancy averaged 87% in 2010. In order to increase occupancy, management continues to run advertisements in local media and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management is in contact with the local HUD office seeking new residents and aid for current residents who have difficulty making rental payments. As a rental incentive, management is offering two months free electricity. The high operating expenses are related to turnover and renovation costs in order to make units rent ready. To help keep expenses to a minimum, property management completes as many work orders as possible in-house. As of the end of the second quarter 2011 the property was 75% occupied and operating above breakeven. The recent decrease in occupancy is due to evictions for non-payment of rent. The local economy continues to experience job cuts at local factories. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME.  Despite strong occupancy of 96% as of June 30, 2011, the property continued to operate below breakeven in the second quarter of 2011 due to turnover costs and improvements to the property. Due to the age of the property, management continues to make a number of necessary improvements during unit turns. During the second quarter of 2011 management replaced two carpets and two dishwashers which amounted to $4,288. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. Management also pressure-washed the property in the second quarter, which increased water usage and utility costs. The property currently has a waitlist of 23 applicants and occupancy remains strong as the new occupancy specialist has undergone extensive training. Management continues to advertise the property on websites such as Craig's List and The Apartment Guide and is offering rental incentives including one-month free rent and $200 for resident referrals. The resident referral incentive drove traffic in the second quarter, with two applications based upon resident referrals currently being processed. On April 1, 2011, a rent increase went into effect increasing gross potential rent annually by $6,024. In the second quarter of 2011 the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to a low of 77%, but rebounded to 87% by year-end 2010. The property operated above breakeven in 2010 due to reduced vacancy loss and lower maintenance costs. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Despite the competition, management has improved resident retention through the use of resident referral fees. Occupancy at Western Trails Apartments II was 93% as of June 30, 2011, and the property operated slightly above breakeven. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Nocona Apartments, LP (Nocona Apartments) is a 36-unit property located in Nocona, Texas. Historically, the property has struggled with low occupancy due to a weak local economy and a challenging rural location. Over the past two years management focused on evicting delinquent residents and increasing marketing and outreach. This strategy resulted in improved occupancy. In 2010, physical occupancy averaged 93% and as a result the property operated above breakeven. Through the second quarter of 2011, physical occupancy continued to be strong and as of June 30, 2011 the property was 95% occupied. The property also operated with positive cash flow through the second quarter. The operating general partner has an unlimited guarantee in time and amount and continues to fund any shortfalls. The mortgage, taxes, and insurance are all current. The tax credit delivery period ended in 2008 and the low-income housing tax credit compliance period expires in 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Nocona Apartments, LP subsequent to June 30, 2011.

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

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. However, through the second quarter of 2011, occupancy improved averaging 95%, a 16% increase from the 2010 average. During May, the property's $99 move-in special resulted in 13 new applications and 11 move-ins for the month. The property continues to offer reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the second quarter of 2011. The plan included the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. Through May 2011, management stated that fliers distributed to local businesses, schools, and churches, and ads posted on Craigslist and the Douglas Country Chamber of Commerce website, resulted in weekly walk-ins. During the second quarter, management attended local fairs at malls in the Atlanta area promoting the site. In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs. To bolster resident retention, management hosted a Community Awareness meeting with the local police department as well as the first annual "Summer Splash Bash" to celebrate the opening of the pool season. Both events were well attended by residents.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive effect on the property as crime has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. Moreover, the operating general partner is in the process of looking for an asset manager to oversee the operations of all its operations in Georgia. The operating general partner has funded all operating deficits and is expected to continue to do so in 2011. All tax, insurance, and mortgage payments are current through May 2011. The low income housing tax credit compliance period expires on December 31, 2014.

West Swanzey Affordable Housing Associates, LP (Riverbend Apartments) is a 24-unit family development located in West Swanzey, NH. Despite strong average occupancy, the property operated below breakeven in 2010 due to insufficient rental rates and high maintenance and utility expenses. Lower maintenance expenses and rent increases to the maximum allowable rent at the end of 2010 allowed the property to operate above breakeven in the first and second quarters of 2011. As of June 30, 2011, the property was 96% occupied. Management anticipates the property will continue to operate above breakeven in the third quarter since maintenance expenses should remain low and utility expenses will be lower during the summer months. In the second quarter, the investment general partner conducted a site visit to assess the property's physical condition and to meet with management to discuss operations. The property was found to be in good physical condition. All tax, insurance, and mortgage payments are current. The operating general partner and his affiliates continue to fund deficits as needed. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for West Swanzey Affordable Housing Associates, LP subsequent to June 30, 2011.

In December 2010, the investment general partner transferred its interest in Byam, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $722,105 and cash proceeds to the investment partnership of $163,641. Of the total proceeds received, $2,300 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $151,341 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $151,341 as of December 31, 2010. In addition, the investment partnership received an unsecured note payable in the amount of $73,946. Payment under the note is contingent upon several factors including timely completion of a minor rehabilitation at the property.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Average occupancy was 100% through June 30, 2011 and the property continues to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to his sewer system. The investment general partner intends to continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Madison Partners (Park Trace Apartments) is an 84-unit property located in Jackson, TN. The property operated above breakeven during 2011 and occupancy remained strong, ending the quarter at 98%. During the second quarter of 2011 the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the second quarter, the operating general partner was awaiting a check from the insurance company to complete repairs. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year. Additionally, a resident who alleged she slipped and fell while the custodian was mopping the floor filed a lawsuit. The resident voluntarily dismissed the lawsuit. However, the resident has until September 2011 to re-file the suit. The investment general partner intends to monitor the status of the suit until the re-file period expires. All mortgage, tax and insurance payments are current.

Series 31

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 31 reflects a net loss from Operating Partnerships of $(186,658) and $(373,458), respectively, which includes depreciation and amortization of $745,936 and $808,278, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 72% at the end of the second quarter of 2011. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the second quarter of 2011. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. As of June 30, 2011, occupancy was 97%; however, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Management's marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2011 increased over 2010 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. The operating general partner continues to fund operating deficits as needed. The investment general partner intends to continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the second quarter of 2011 as a result of three evictions for non-payment of rent. The evictions lowered occupancy and increased administrative and maintenance expenses because of legal and turn costs. As of June 30, 2011, the property was 86% occupied. Management continues to advertise the property on websites such as Craig's List and The Apartment Guide and is offering rental incentives including one month of free rent and $300 for resident referrals. A rent increase went into effect on April 1, 2011, which will increase gross potential rent annually by $3,432. Marketing efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 40% area median income standard, rather than the required 60%. Since the four vacant units are at the 60% level, management lowered the 60% rents to the 50% rents during the second quarter. This allowed 2 candidates from the waitlist to qualify for an apartment. The investment general partner conducted a site visit during the second quarter to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.

Series 32

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2011, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2011 and 2010, Series 32 reflects a net loss from Operating Partnerships of $(283,235) and $(356,297), respectively, which includes depreciation and amortization of $547,892 and $555,246, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the current third party management company was engaged. This management company appears more effective than any of the previous management firms and operations have moderately improved. For the second quarter of 2011 average occupancy was 96% compared to average occupancies of 93% and 94% reported for 2010 and 2009, respectively. Despite strong occupancy, the property continues to operate below breakeven. For the six months ending June 30, 2011, net cash flow expended from property operations totaled approximately ($12,000). Net cash flows expended from property operations totaled ($23,707) and ($3,499) in 2010 and 2009, respectively. Although the quality of the tenant base and physical occupancy has improved since 2009, maintenance expenses and bad debt remain high. Also, rental rates have remained at a reduced level in order to compete with other properties in the sub-market. The local economy in northern Indiana remains weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $30,012 and $17,399 in 2010 and 2009, respectively. The mortgage payment and tax and insurance escrows are current as of June 30, 2011.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt, operating expenses, and excessive receivable and accounts payable balances, the property operated slightly below breakeven in 2010. Through the second quarter of 2011, occupancy averaged 96%. Winn Residential became the new managing agent effective October 1, 2010. An executed management agreement was submitted to the investment general partner January 2011. Tenant receivables are an issue that has historically plagued the profitability of the project. Through June 2011, receivables continue to be excessive. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts receivables balance. Currently, there are ten residents that are either in the process of being evicted or under a repayment agreement with management. The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases. Management expects the attorney to speed up the eviction process once payment is received. Accounts payable remain high through the second quarter of 2011. The investment general partner is working with the general partner to prioritize which trade payables should be paid off first in order to decrease the balance. The investment general partner has received the 2011 operating budget and intends to continue to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Utility costs continue to be below the 2011 budget due to these retrofit kits. The operating general partner also informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from the roof leak. The mortgage and insurance are current through June 2011. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Jackson Bond, LP (Park Ridge Apartments) is a 136-unit family property located in Jackson, TN. The property operated above breakeven during 2011 and occupancy closed the second quarter of 2011 at 74%. Despite the low occupancy, the property continues to operate above breakeven due to favorable floating rate financing. During the second quarter of 2011 the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the second quarter of 2011 the operating general partner was awaiting a check from the insurance company to complete repairs. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. The property operated above breakeven during 2011 and occupancy remained strong, ending the second quarter at 92%. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the second quarter of 2011, the operating general partner was awaiting a check from the insurance company to complete repairs. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current.

Series 33

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 33 reflects a net loss from Operating Partnerships of $(162,679) and $(197,938), respectively, which includes depreciation and amortization of $250,428 and $255,460, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Bradford Group Partners of Jefferson County, LP (Bradford Square North Apartments) is a 50-unit senior property located in Jefferson City, Tennessee. In 2008, occupancy averaged 93% but elevated operating expenses caused the property to operate below breakeven. Occupancy declined to 68% in December 2010 due to a number of deaths and illnesses among the residents and a declining local economy created difficulties in filling vacant units. In order to increase occupancy, management continues outreach to local social service organizations. As of June 2011, occupancy has slightly improved to 72%, but the property continues to operate below breakeven. A title search conducted in the fourth quarter of 2010 showed no liens or judgments being placed on the property. The operating general partner is seeking a refinance loan that could pay outstanding asset management fees and legal fees associated with a possible ownership restructure. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated below breakeven during the second quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the second quarter of 2011 the property was 90% occupied. Management continued to offer a concession of one half off the first month's rent. Management maintains that concessions are necessary in order to keep occupancy strong. To reduce the impact of the concession loss, management increased rents by $10 on lease renewals and for new move-ins. During the second quarter of 2011 maintenance expenses remained high due to management's efforts to turn vacant units. Several vacant units were left in poor condition and required significant work to make them rent ready. Management has secured a vendor to complete the make ready process; this should ensure that vacant units are made ready efficiently and cost effectively. Also, during the second quarter of 2011 there was a fire in one unit of a building. The fire caused minor damage to the unit and water damage to two other units. The resident's renter's insurance covered the repairs. As of the close of the second quarter, all repairs are complete and the units are back online and occupied. All mortgage, tax and insurance payments are current.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2010 due to low occupancy in the first half of the year and high utility costs. Despite strong occupancy of 95% as of June 30, 2011, the property continued to operate at a deficit through the second quarter of 2011 due to high operating expenses. Maintenance and utility costs were high as a result of a harsh winter, which caused significant heating and snow removal costs. Utilities were also high as a result of increased fuel costs and an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. Although the operating general partner obtained approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property, MSHA indicated that Stearns Assisted Housing would not qualify for any MSHA funding program as the property cannot service any additional debt. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven during 2011 and occupancy remained strong, ending the second quarter at 95% occupancy. During the second quarter of 2011, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. At the close of the second quarter of 2011, the operating general partner was awaiting a check from the insurance company to complete repairs. Further, at the end of the second quarter, there was a fire at the property. Lightning struck a satellite dish and started a fire on the roof of a building. The fire spread to encompass the entire building. There were no injuries reported and management relocated the displaced residents. Management is awaiting an inspection with the insurance adjuster in order to begin the repair work. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

Series 34

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 34 reflects a net loss from Operating Partnerships of $(405,855) and $(390,784), respectively, which includes depreciation and amortization of $621,318 and $538,619, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property also experienced an increase in turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new management continues to work diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They continue to offer one month of free rent prorated over a 12-month lease, a $250 resident referral gift card, and a "look and lease" special of a $100 gift card. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Despite management's increased efforts, the subject property operated below breakeven in 2010 and lost ($121,017). The poor operations are attributed to low average occupancy, insufficient rental rates and high operating expenses. The property experienced low average occupancy in 2010, but did show improvements in the second half of the year. Occupancy has increased from 83% at the end of the second quarter to an average occupancy of 90% for the fourth quarter of 2010. Through the first half of 2011 average occupancy has improved and the property has averaged 94% for the year. The operating expenses at this property remain high and are above state averages, specifically the administrative, maintenance and utility expenses. Collections have also improved. With the help of the improved occupancy the property has operated at breakeven for the first half of 2011. The property's mortgage, real estate taxes, and insurance are current as of June 30, 2011. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required. In October 2010 the investment general partner hired a third party site inspector to perform a physical inspection and perform a file review. The file audit came back with a score of "excellent" and the property appeared in good physical condition, per the inspector.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA.  The property operated below breakeven during the second quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the second quarter of 2011 the property was 90% occupied. Management continued to offer a concession of one half off the first month's rent. Management maintains that concessions are necessary in order to keep occupancy strong. To reduce the impact of the concession loss, management increased rents by $10 on lease renewals and for new move-ins. During the second quarter of 2011 maintenance expenses remained high due to management's efforts to turn vacant units. Several vacant units were left in poor condition and required significant work to make them rent ready. Management has secured a vendor to complete the make ready process; this should ensure that vacant units are made ready efficiently and cost effectively. Also, during the second quarter of 2011 there was a fire in one unit of a building. The fire caused minor damage to the unit and water damage to two other units. The resident's renter's insurance covered the repairs. As of the close of the second quarter, all repairs are complete and the units are back online and occupied. All mortgage, tax and insurance payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Occupancy, which had been in the low 80%s, has improved moderately and stabilized to average 92% for the second quarter of 2011 and 90% and 87% for 2010 and 2009, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased the overall marketing effort.

The local economy in northern Michigan has suffered over the last several years and remains weak. Through June 30, 2011 net cash flow expended from property operations totaled ($27,000) due to an increase in administrative and maintenance expenses. During 2010 and 2009, net cash flow expended from property operations totaled ($15,613) and ($17,876), respectively. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but temporarily ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments.

On December 6, 2010 the Operating Partnership received a formal Default Notice from its first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender did continue to accept monthly mortgage payments through June 2011 but penalty and interest charges increased the amount of the mortgage deficiency. On May 11, 2011 the Operating Partnership received an Event of Default Notice accelerating the full amount of the debt and triggering the accrual of default interest. Also, the Operating Partnership's 2010 PILOT payment of $31,697 was due to the taxing authority by June 15, 2011.

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default and $31,697 was paid to the taxing authority for the outstanding 2010 PILOT charge. The loan from the investment general partner will bear interest at prime plus 1%, will be payable from property cash flow by December 31, 2013, and will be secured by the operating general partner's general partner interest in the Operating Partnership as well as cash flows from Hillside Club II LDHA LP, an unaffiliated entity owning the adjacent, Phase II property. The operating general partner is attempting to refinance the first mortgage loan. If successful, the refinance is anticipated to occur in the first or second quarter of 2012. As of June 30, 2011, all mortgage, tax, and insurance payments are current.

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

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. However, through the second quarter of 2011, occupancy improved averaging 95%, a 16% increase from the 2010 average. During May, the property's $99 move-in special resulted in 13 new applications and 11 move-ins for the month. The property continues to offer reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the second quarter of 2011. The plan included the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. Through May 2011, management stated that fliers distributed to local businesses, schools, and churches, and ads posted on Craigslist and the Douglas Country Chamber of Commerce website, resulted in weekly walk-ins. During the second quarter, management attended local fairs at malls in the Atlanta area promoting the site. In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs. To bolster resident retention, management hosted a Community Awareness meeting with the local police department as well as the first annual "Summer Splash Bash" to celebrate the opening of the pool season. Both events were well attended by residents.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive effect on the property as crime has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. Moreover, the operating general partner is in the process of looking for an asset manager to oversee the operations of all the Georgia deals. The operating general partner has funded all operating deficits and is expected to continue to do so in 2011. All tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. The property operated with below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing through a local bank to pay the balance of the 2009 and 2010 taxes. He also plans to follow-up with the Valuation Adjustment Board to see if tax abatement is possible. In 2010, the property maintained an average occupancy of 97% with operations above breakeven. Occupancy continues to average 96% in 2011. The investment general partner intends to continue to monitor property operations and ensure that the tax payment is made. The low income housing tax credit compliance period expires on December 31, 2014.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven during 2011 and occupancy remained strong, ending the second quarter at 95% occupancy. During the second quarter of 2011, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. At the close of the second quarter of 2011, the operating general partner was awaiting a check from the insurance company to complete repairs. Further, at the end of the second quarter, there was a fire at the property. Lightning struck a satellite dish and started a fire on the roof of a building. The fire spread to encompass the entire building. There were no injuries reported and management relocated the displaced residents. Management is awaiting an inspection with the insurance adjuster in order to begin the repair work. The investment general partner intends to monitor management's progress and ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

Series 35

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 35 reflects a net loss from Operating Partnerships of $(262,108) and $(269,151), respectively, which includes depreciation and amortization of $420,462 and $389,352, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property operated below breakeven in the second quarter of 2011 due to low occupancy caused by current housing market conditions, insufficient rental rates and increasing operating expenses, specifically utilities, maintenance and insurance. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Although average occupancy increased to 91% in the second quarter of 2011, further improvements are needed to achieve breakeven operations. The investment general partner continues to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in September 2009 to 88% as of December 2010 and up to 91% as of June 2011. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

The investment general partner met with the operating general partner and visited this site in November 2010. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Mulvane Housing Associates, LP (Country Walk Apartments) is a 68-unit family property located in Mulvane, Kansas. As of June 30, 2011, the property was 99% occupied. Strong occupancy coupled with a rent increase and low maintenance expenses allowed the property to operate above breakeven through the second quarter. Occupancy remained strong as management is running a successful resident retention program, which includes monthly drawings, a resident newsletter, and coffee and snacks in the leasing office. The small business center that management added for the residents, giving them 24-hour access to a computer, copier, and printer, has been a popular addition to the property. In April 2011 management implemented a $10-$20 per unit rent increase. Maintenance expenses were low as the maintenance payroll was decreased to one part time maintenance technician. Maintenance costs are expected to remain in line with the budget in the third quarter of 2011, as management does not anticipate any additional improvements to the property in the short term. The investment general partner will continue to monitor the property's expense levels and management's leasing efforts to ensure occupancy remains strong. The operating general partner has continued to fund any operating deficits despite an expired guarantee and has stated that he will continue to do so until the end of the tax credit compliance period in 2014. All real estate taxes, insurance, and mortgage payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Mulvane Housing Associates, LP subsequent to June 30, 2011.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Average occupancy was 100% through June 30, 2011 and the property continues to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to his sewer system. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 36 reflects a net loss from Operating Partnerships of $(49,351) and $(98,193), respectively, which includes depreciation and amortization of $241,543 and $254,453, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current partially through a release of funds from the Operating Partnership's debt service reserve, but are again about one month in arrears at the end of the second quarter of 2011. To date, the lender has not issued a default notice.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 99% at the end of the second quarter of 2011. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. The property operated below breakeven in 2010 and continues to operate below breakeven through the second quarter of 2011. Although the mortgage lenders have not issued notices of default as of the end of the second quarter, they could do so since there are ongoing mortgage payment arrearages. Such a notice could trigger a foreclosure action in 2011 if the operating general partner does not cure the mortgage payment defaults. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. In the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the last nine months that due to the operating general partner's inability to satisfy the lender's underwriting criteria, the lender would not be able to refinance the mortgage debt at the current time. At the end of the second quarter of 2011 the operating general partner and the investment general partner are currently looking into the possibility of selling this property to an owner that would be able to bring in new financing and guarantee that the property would stay compliant with LIHTC regulations through the compliance period. If a sale or some type of refinancing does not occur as forecasted by the operating general partner, the property could go into foreclosure in 2011 if the operating general partner does not cure the existing mortgage payment defaults. A foreclosure sale in 2011 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $338,318, equivalent to $159 per 1,000 BACs. The investment general partner intends to continue to monitor the progress on these issues and encourage the operating general partner to fund deficits in a timelier manner.

Nowata Village, LP (Nowata Village) is a 28-unit family property in Nowata, OK. In 2009, occupancy averaged 93%, but the property operated below breakeven due to increased maintenance and insurance costs. The increase in maintenance was due to non-budgeted replacement expenses that were not reimbursed from replacement reserves due to Rural Development restrictions. In addition, Rural Development no longer allows maintenance work to be completed by in-house or related party contractors. Insurance costs also increased due to a spike in insurance claims across the Midwest in 2008 and 2009. In 2010, operations remained below breakeven. Rural Development approved a $20-75 rent increase on all units effective January 1, 2010 causing an 11% increase in rental income; however, maintenance costs continued to rise due to the Rural Development restrictions, and insurance costs increased by 25%. Despite consistently strong occupancy, the property suffered a deficit for the year. Throughout the first half of 2011, operating expenses decreased, occupancy remained strong at 90%, and the property is operating above breakeven as of June 30, 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Nowata Village, LP subsequent to June 30, 2011.

Wingfield Apartments, LP (Wingfield Apartments) is a 40-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 85% and the property operated below breakeven due to increased operating expenses. According to the operating general partner, the increase in maintenance costs was the result of required repairs following the 2009 Rural Development audit. The repair work consisted of roof replacement resulting from frequent windstorms. According to the operating general partner, the property is located in central Louisiana, which has been hit hard by the economic downturn. While the local economy is a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property over the past two years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability whatsoever. According to the operating general partner, this manager was removed in August 2010. They replaced this manager with one of their most experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in good physical condition. It was also concluded that the new manager was professional and up to the task of running the property. In 2010, occupancy averaged 83% with operations below breakeven. Occupancy ended the year at 88% and has increased to 98% as of June 30, 2011. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Wingfield Apartments, LP subsequent to June 30, 2011.

Series 37

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 37 reflects a net loss from Operating Partnerships of $(196,713) and $(251,504), respectively, which includes depreciation and amortization of $399,077 and $441,693, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in September 2009 to 88% as of December 2010 and up to 91% as of June 2011. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

The investment general partner met with the operating general partner and visited this site in November 2010. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in 2010 due to low occupancy in the first half of the year and high utility costs. Despite strong occupancy of 95% as of June 30, 2011, the property continued to operate at a deficit through the second quarter of 2011 due to high operating expenses. Maintenance and utility costs were high as a result of a harsh winter, which caused significant heating and snow removal costs. Utilities were also high as a result of increased fuel costs and an inefficient heating system. In an effort to reduce these operating expenses, management allowed the Maine Public Utilities Commission to conduct a walk-through energy audit at the property. Recommendations were made to increase energy efficiency by installing an alternative heating system. Although the operating general partner obtained approval from Maine State Housing Authority (MSHA) for energy efficiency funding at another property, MSHA indicated that Stearns Assisted Housing would not qualify for any MSHA funding program as the property cannot service any additional debt. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints. As of June 30, 2011, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy was 85% for the second quarter of 2011 and 89% and 88% for 2010 and 2009, respectively. In recent years Section 8 vouchers have again become available and as of June 30, 2011 approximately 65% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through June 30, 2011, the operating general partner has provided to Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be issues. Utility expenses increased in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2011, these principal payments remain deferred. Furthermore, as of June 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of June 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of June 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $198,000, have not been paid by the Operating Partnership.

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

For the six months ended June 30, 2011, the Operating Partnership has expended net cash flows of approximately ($80,000) funded primarily though accruals of letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and (307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of June 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $72,828 and tax credit recapture cost and interest penalty of $903,568 will result. This is equivalent to credit loss of $28 and recapture and interest of $352 per 1,000 BACs.

Series 38

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2011, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 38 reflects a net loss from Operating Partnerships of $(122,728) and $(156,936), respectively, which includes depreciation and amortization of $269,432 and $280,949, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 92% as of June 30, 2011.

The investment general partner met with the operating general partner and visited the site in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further enhance curb appeal. Management plans to upgrade the fitness equipment in 2011. All files were well kept and in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Hammond Place Apartments Partnership (Hammond Place Apartments) is a 40-unit multifamily development located in Hammond, Louisiana. In 2009, occupancy averaged 86% and the property operated below breakeven. In 2010, occupancy averaged 83%, and operations remained below breakeven, but at a much lesser extent than in the prior year. Occupancy remained stable at 88% through the second quarter of 2011. The investment general partner conducted a site visit in December 2010 to assess the physical condition of the property and to gauge management's effectiveness. The site visit revealed major deferred maintenance including: damage to asphalt walks and drives, landscaping issues, nine vacant units in a state of disrepair, broken appliances, stained carpets and debris throughout the property. It was concluded that the manager was ineffective and she was not getting the support and oversight needed to run the property. Vacant units were not being turned over in a timely fashion and the property manager was not being held accountable by senior management. The investment general partner shared these results with the operating general partner. According to the operating general partner, they have taken immediate action to get all units rent ready and to address the numerous deferred maintenance items identified. The investment general partner visited the site in May 2011 to verify that corrective measures have been taken. The site was in much better condition. All items noted at the previous site visit have been addressed, with the exception of the issues with asphalt drives and walk ways. The manager was terminated and replaced with a community manager from another site that is well qualified to turn the site around. The site was generally free of debris and there were two vacant units which were in the process of being made rent ready. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hammond Place Apartments Partnership subsequent to June 30, 2011.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2009, occupancy averaged 96% and the property was able to generate cash flow. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. In the second quarter of 2011, occupancy further dropped to 68%. Operating expenses decreased; however, the lower rental income resulted in below breakeven operations. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 39 reflects net loss from Operating Partnerships of $(171,779) and $(194,584), respectively, which includes depreciation and amortization of $229,619 and $230,191, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 92% as of June 30, 2011.

The investment general partner met with the operating general partner and visited the site in November 2010. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been created and landscaping improvements have been done to further enhance curb appeal. Management plans to upgrade the fitness equipment in 2011. All files were well kept and in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Series 40

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2011, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 40 reflects a net loss from Operating Partnerships of $(148,731) and $(190,661), respectively, which includes depreciation and amortization of $328,104 and $317,926, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints. As of June 30, 2011, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy was 85% for the second quarter of 2011 and 89% and 88% for 2010 and 2009, respectively. In recent years Section 8 vouchers have again become available and as of June 30, 2011 approximately 65% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the Operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through June 30, 2011, the operating general partner has provided Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are approximately three times the state average due to extremely costly unit turnovers. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be issues. Utility expenses increased in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2011, these principal payments remain deferred. Furthermore, as of June 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of June 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of June 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $198,000, have not been paid by the Operating Partnership.

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

For the six months ended June 30, 2011, the Operating Partnership has expended net cash flows of approximately ($80,000) funded primarily though accruals of letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and ($307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of June 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $14,939 and tax credit recapture cost and interest penalty of $184,987 will result. This is equivalent to credit loss of $6 and recapture and interest of $69 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy ended the second quarter of 2011 at 79%, which was up from 63% as of March 2011, and operations remained above breakeven status. Maintenance expenses have returned back to normal levels. The investment general partner plans to work with the operating general partner to increase occupancy. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 41 reflects a net loss from Operating Partnerships of $(165,252) and $(176,884), respectively, which includes depreciation and amortization of $372,880 and $387,342, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 77% in 2010. The low occupancy in 2010 was the result of the economic hardship that faces the area. As of June 30, 201l, occupancy was 67%. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. The operating general partner has begun focusing on cutting expenses at the property. Despite operating below breakeven in 2010, the property has generated positive cash through the second quarter of 2011. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2010 the property operated with an average occupancy of 86%. Occupancy declined to 81% as of June 30, 2011. The decline in occupancy is the result of the poor economic condition of the surrounding area. The property operated below breakeven in 2010. Operations have been slightly above breakeven through the second quarter of 2011 as the operating general partner has focused on reducing expenses. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. In 2010, average occupancy was 88% with operations just reaching breakeven status. As of June 30, 2011, occupancy is averaging 85% for the year. The rent collection and eviction policies are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. The new operating general partner's first order of business was to address any existing deferred maintenance items, and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In addition, they built a fence around the property, added high intensity exterior lighting, and closed off one entrance to the property to reduce traffic. Security has improved as a result of these efforts. In June 2010, there was a fire at neighboring Bienville II Apartments, which displaced five rental assisted units. At the time, Bienville Apartments could accommodate these tenants so they were moved to Bienville Apartments on a temporary basis. As a result, occupancy at Bienville improved to 100% as of June 30, 2010. The repairs at Bienville II were completed in September and those displaced tenants were then moved from Bienville back to Bienville II. As a result, occupancy at Bienville dropped to 84% as of September 30, 2010. Management then refocused on leasing and marketing, improving occupancy to an average of 88% for 2010, and averaging 96% occupancy for the first two quarters of 2011. According to the operating general partner, they improved their relationship with the local HUD office and other community action agencies and this has been effective at driving prospective tenants to the property. The property operated below breakeven in 2010 mainly due to significant increases in maintenance expenses to address deferred maintenance items inherited upon the property's transfer. Expenses have begun to decrease in the first two quarters of 2011, but operations still remain below breakeven. Management expects expenses to normalize in the third and fourth quarters of 2011, at which time operations should improve allowing the property to operate above breakeven. The investment general partner intends to monitor occupancy and expenses at the site and continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 42

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 42 reflects a net loss from Operating Partnerships of $(68,763) and $(99,232), respectively, which includes depreciation and amortization of $410,004 and $416,998, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven. Occupancy improved to 79% as of year-end 2010 and has improved to to 98% as of the end of the second quarter of 2011. While the local economy has been a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property in past years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in August 2010. They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. It was also concluded that the new manager was professional and effective in her role. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 91% for 2010 and 89% for the first half of 2011, and the property operated above breakeven in 2010 and through the second quarter 2011. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation is in process and is expected to be complete early in the third quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of June 30, 2011. Accounts payable and accrued expenses stood at approximately $75,000 as of the end of the second quarter 2011, which equates to just under two months of operating expenses.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of June 30, 2011. Operating expenses are high mainly due to high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 43

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 43 reflects a net loss from Operating Partnerships of $(221,807) and $(189,665), respectively, which includes depreciation and amortization of $516,388 and $550,425, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Henderson Fountainhead, LP (Seven Points Apartments) is a 36-unit family property located in Seven Points, TX. There was a fire at the property on May 12, 2010. The fire started in the attic of Building Seven, severely damaging two units and causing minor damage in the remaining two units in the building. Wiring that was not replaced when the property was rehabbed in 2003 caught fire in the attic and quickly spread throughout the building. Unit fire alarms functioned properly and all residents were able to escape without injury. Insurance proceeds were sufficient to cover the cost of repairs. The repair work was completed December 20, 2010. City inspectors approved all work completed and no credit loss or recapture is anticipated. The USDA inspection, which was conducted at the end of January 2011, approved all repairs. In 2010 the property recorded 86% occupancy with operations above breakeven. The property has continued to operate above breakeven through the second quarter of 2011 and occupancy remains strong at 100% as of June 2011. Improved financials and occupancy are the result of the property returning to normal operations after the fire. All real estate tax, insurance and mortgage payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Henderson Fountainhead, LP subsequent to June 30, 2011.

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

Occupancy averaged 91% for 2010 and 89% for the first half of 2011, and the property operated above breakeven in 2010 and the second quarter 2011. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation is in process and is expected to be complete early in the third quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve, in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of June 30, 2011. Accounts payable and accrued expenses stood at approximately $75,000 as of the end of the second quarter 2011, which equates to just under two months of operating expenses.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from very low employment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In order for occupancy to remain above 90% the property needs to offer rental conessions. The property operated below breakeven in 2010, despite an increase in average occupancy to 91%. Average occupancy continued to increase in 2011 with the first quarter reporting an average of 96% and the second quarter reporting full 100% occupancy. In 2011, the property has started to operate close to breakeven, while making the required replacement deposits. The property continues to show high accounts payable which are due to unpaid management fees. These management fees are owed to both the previous and current management companies. With the increase in occupancy and all other vendors being current, a full fee is expected to be paid each month going forward. All taxes and insurance are current. The replacement reserve account is fully funded. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 that increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System; an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and average occupancy improved to 83% in 2010, and 84% for the first quarter of 2011. At the end of the second quarter of 2011 the property showed an average occupancy of 92%. The property continues to operate below breakeven. Deficits are currently being funded through a USDA Rural Development approved Workout Agreement, waiving the annual replacement reserve deposit until December 31, 2012. Management reports that rent growth has become limited due to market rate competition in the area. As a means of attracting more potential tenants to the property, management has implemented a one-month rent concession. Marketing is focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the newspaper. Management continues outreach to the local social service providers, but focusing on the Continuum of Care. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In 2009, the property operated below breakeven due to decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the fourth quarter of 2010, occupancy improved and as of December the property was 93% occupied. Despite improved occupancy, the property operated below breakeven in 2010. Through the second quarter of 2011 the property was 97% occupied. Again, despite the strong physical occupancy, low rental rates in the area continued to negatively impact cash flow and the property operated below breakeven. The management company continues to market the available units by working closely with the housing authority and by running various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt, operating expenses, and excessive receivable and accounts payable balances, the property operated slightly below breakeven in 2010. Through the second quarter of 2011, occupancy averaged 96%. Winn Residential became the new managing agent effective October 1, 2010. An executed management agreement was submitted to the investment general partner January 2011. Tenant receivables are an issue that has historically plagued the profitability of the project. Through June 2011, receivables continue to be excessive. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts receivables balance. Currently, there are ten residents that are either in the process of being evicted or under a repayment agreement with management. The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases. Management expects the attorney to speed up the eviction process once payment is received. Accounts payable remain high through the second quarter of 2011. The investment general partner is working with the general partner to prioritize which trade payables should be paid off first in order to decrease the balance. The investment general partner has received the 2011 operating budget and will continue to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Utility costs continue to be below the 2011 budget due to these retrofit kits. The operating general partner also informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from the roof leak. The mortgage and insurance are current through June 2011. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located about 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of December 31, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in March 2011. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of June 30, 2011, the balance in the operating deficit reserve was down to $6,296. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second quarter of 2011 as physical occupancy continued to improve, averaging 95%. For the last two months of the second quarter of 2011, the property operated at a breakeven level. While it appears that the rental market in Cobb County started to improve in the first half of 2011, the improvement will need to be sustained and then further strengthened to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts. If this the market strengthening does not occur, the Operating Partnership could be exposed to foreclosure risk and potential recapture costs in 2011 or 2012. If recapture were to occur in 2011, the Operating Partnership would lose future tax credits of $566,623 and recapture and interest of $148,296, equivalent to approximately $156 and $41 per 1,000 BACs respectively. Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner expects negotiations with the special servicer to continue into the fourth quarter of 2011. The outcome from these negotiations is unpredictable at this time. The interest only mortgage payment, real estate taxes and insurance payments are current as of June 30, 2011.

Series 44

As of June 30, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 44 reflects a net loss from Operating Partnerships of $(344,692) and $(280,302), respectively, which includes depreciation and amortization of $600,486 and $596,572, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010 and for the first half of 2011. Prior to the construction loan converting to conventional permanent fixed-rate financing in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds, as originally planned, and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

In November 2010, simultaneously with the conversion to conventional permanent financing, and with the approval of the Texas Department of Housing and Community Affairs and the investment general partner, the Operating Partnership admitted a new non-profit operating general partner that assumed 51% of the original operating general partner interest. The remaining 49% of the original operating general partner interest was converted to a Class B limited partner interest, owned by the original operating general partner. Because of its non-profit status, the new operating general partner entitles the property to a full abatement of the real estate taxes, saving the property approximately $150,000 annually. The year to date second quarter 2011 unaudited financial statements indicate that under the terms of the permanent loan (principal of $13,600,000 and a fixed interest rate of 5.50%) and a full abatement of the real estate taxes, the property is operating above breakeven.

The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet occurred (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0). In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement. However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect. The property's mortgage and insurance payments are current as of June 30, 2011.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner conveyed that they will continue to fund all deficits even as their operating deficit guarantee has expired. Occupancy improved in 2010 averaging 94%. Occupancy remains strong through the second quarter of 2011 averaging 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. Though occupancy remains strong, the property operated below breakeven through the second quarter of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses and rental concessions, and high utility costs. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

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

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of June 30, 2011, the balance in the operating deficit reserve was down to $6,296. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second quarter of 2011, as physical occupancy continued to improve, averaging 95%. For the last two months of second quarter the property operated at a breakeven level. While it appears that the rental market in Cobb County started to improve in the first half of 2011, the improvement will need to be sustained and then further strengthened to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts. If this the market strengthening does not occur, the Operating Partnership could be exposed to foreclosure risk and potential recapture costs in 2011 or 2012. If recapture were to occur in 2011, the Operating Partnership would lose future tax credits of $692,560 and recapture and interest of $181,255, equivalent to approximately $256 and $67 per 1,000 BACs respectively. Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner expects negotiations with the special servicer to continue into fourth quarter of 2011. The outcome from these negotiations is unpredictable at this time. The interest only mortgage payment, real estate taxes and insurance payments are current as of June 30, 2011.

United Development CO. 2001 LP (Memphis 102) is a 102-unit scattered site family development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2010, occupancy remained relatively stable at 88%, but the property operated below breakeven due to high real estate taxes and maintenance costs. Additionally, bad debt expense increased to approximately $530 per unit. The 2010 cash flow deficit was funded with operating general partner deficit advances. In 2011, occupancy has declined to 72% as of June 30, 2011 and the property continues to operate below breakeven. The investment general partner has scheduled a site visit in August 2011 to discuss operational concerns with the operating general partner. According to the operating general partner, there was $403,088 of accrued taxes as of December 31, 2010. The operating general partner is currently paying between $15,000 and $25,000 per month towards accrued real estate taxes depending on available cash flow. The mortgage payments, insurance, and accounts payable are all current. The low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Due to a downturn in the local economy and rising unemployment, operations suffered at Families First II in 2010. Despite average occupancy of 92%, the property operated below breakeven due to bad debt and escalating maintenance costs. In 2011, average occupancy remains strong at 93% through June 30, 2011, but the property continues to operate below breakeven. The investment general partner has scheduled a site visit in August 2011 to discuss operational concerns with the operating general partner. The mortgage payments, insurance, and accounts payable are all current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of thirty low income housing tax credit units located in fifteen duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95%-98%. In 2009, occupancy averaged 88% for the year and the property operated below breakeven. In 2010, occupancy increased to an average of 99% and the property operated at breakeven. Occupancy continues to be strong at 97% as of June 30, 2011 and operations appear to be above breakeven. The property was inspected in June 2010 and was found to be in excellent condition. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 45 reflects a net loss from Operating Partnerships of $(247,801) and $(366,947), respectively, which includes depreciation and amortization of $717,340 and $728,228 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006 due in part to the temporarily decreased availability of portable Section 8 vouchers resulting from funding constraints. As of June 30, 2011 Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy was 85% for the second quarter of 2011 and 89% and 88% for 2010 and 2009, respectively. In recent years Section 8 vouchers have again become available and as of June 30, 2011 approximately 65% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011 and management expects occupancy to improve in the remainder of 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the perating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through June 30, 2011, the operating general partner has provided to Baldwin Villas cumulative operating advances totaling $101,846.

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

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of June 30, 2011, these principal payments remain deferred. Furthermore, as of June 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of June 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of June 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $198,000, have not been paid by the Operating Partnership.

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

For the six months ended June 30, 2011, the Operating Partnership has expended net cash flows of approximately ($80,000) funded primarily though accruals of letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and ($307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

The lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of June 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $170,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $5,509 and tax credit recapture cost and interest penalty of $53,067 will result. This is equivalent to credit loss of $1 and recapture and interest of $13 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner conveyed that they would continue to fund all deficits even as their operating deficit guarantee has expired. Occupancy improved in 2010 averaging 94%. Occupancy remains strong through the second quarter of 2011 averaging 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. Though occupancy remains strong, the property operated below breakeven through the second quarter of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses and rental concessions, and high utility costs. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2009, the property generated cash flow with 95% average occupancy and operating expenses below state averages. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. Throughout the first half of 2011, occupancy averaged 84%. As a result of lower rental income and increasing maintenance expenses, operations are below breakeven in 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Series 46

As of June 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2011, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2011 and 2010, Series 46 reflects a net loss from Operating Partnerships of $(189,789) and $(244,261), respectively, which includes depreciation and amortization of $334,988 and $335,999, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Wagoner is a small town with limited employment opportunities. Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. A more experienced manager took over the property in 2009 to increase marketing efforts and work closely with local businesses to improve occupancy through referrals. As a result of the marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven; however, average occupancy dropped to 82% and rental income actually decreased. Maintenance and insurance costs continued to increase and operations remained below breakeven for the year. Throughout the second quarter of 2011, occupancy averaged 97% and rental income increased. As a result, operations were above breakeven, despite operating expenses consistent with the previous year. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, Limited Partnership (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK. Operations were below breakeven in 2009 due to high maintenance and insurance costs, despite an average occupancy of 95%. Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account. Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 caused insurance costs to double. In 2010, the property once again suffered a deficit for the year. Maintenance expenses decreased slightly but not enough for operations to breakeven. Throughout the second quarter of 2011, occupancy averaged 97% but operations remained below breakeven due to increased operating expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy, averaging 97% in 2010 and 98% for the first half of 2011, the property is operating just below breakeven. In March 2011, the operating managing member filed an appeal of the assessed value of the property and is awaiting a response from the tax authority. In addition, because occupancy is very strong, in September 2010, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010. This increase in rental income along with a slight reduction in real estate taxes, should result in the property operating above breakeven. In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its current balance to its original commitment amount. This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears. The monthly mortgage and insurance payments are also current as of June 30, 2011.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund's interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund's balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund's exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

Recent Accounting Changes

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund's financial statements.

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls & Procedures

	(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of C&M Management Inc., carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined under the Securities Exchange Act of 1934 Rules 13a-15 and 15d-15 with respect to each series individually, as well as the Fund as a whole. Based on that evaluation, the Fund's Principal Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Fund's disclosure controls and procedures were effective to ensure that information relating to any series or the Fund as a whole required to be disclosed by it in the reports that it files or submits under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to the Fund's management, including the Fund's Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure with respect to each series individually, as well as the Fund as a whole.

	(b)	Changes in Internal Controls

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 15, 2011		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 15, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 15, 2011	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.