Form 10-Q
period 2011-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2011-11-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2011
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Operations 6 months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-233

Item 3. Quantitative and Qualitative Disclosures About Market Risk	234

Item 4. Controls and Procedures	234

PART II OTHER INFORMATION

Item 1. Legal Proceedings	235

Item 1A. Risk Factors	235

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	235

Item 3. Defaults Upon Senior Securities	235

Item 4. (Removed and Reserved.)	235

Item 5. Other Information	235

Item 6. Exhibits	235

Signatures	236

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$44,808,854	$47,231,216

OTHER ASSETS
Cash and cash equivalents	8,375,404	7,926,372
Notes receivable	69,698	69,698
Acquisition costs net	4,650,935	5,139,203
Other assets	253,921	200,011

	$58,158,812	$60,566,500

LIABILITIES

Accounts payable & accrued expenses	$114,702	$184,088
Accounts payable affiliates (Note C)	53,807,721	51,518,653
Capital contributions payable	1,145,981	1,158,822

	55,068,404	52,861,563

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,649,080 are outstanding	10,225,723	14,794,108
General Partner	(7,135,315)	(7,089,171)

	3,090,408	7,704,937

	$58,158,812	$60,566,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	310,423	245,496
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$310,423	$245,496

LIABILITIES

Accounts payable & accrued expenses	$20,000	$17,876
Accounts payable affiliates (Note C)	2,793,644	2,695,130
Capital contributions payable	-	-

	2,813,644	2,713,006

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,169,937)	(2,134,583)
General Partner	(333,284)	(332,927)

	(2,503,221)	(2,467,510)

	$310,423	$245,496

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	169,920	338,841
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$169,920	$338,841

LIABILITIES

Accounts payable & accrued expenses	$8,020	$8,020
Accounts payable affiliates (Note C)	1,480,000	1,585,039
Capital contributions payable	-	-

	1,488,020	1,593,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,142,968)	(1,079,725)
General Partner	(175,132)	(174,493)

	(1,318,100)	(1,254,218)

	$169,920	$338,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	169,008	344,376
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$169,508	$344,876

LIABILITIES

Accounts payable & accrued expenses	$5,001	$12,501
Accounts payable affiliates (Note C)	2,946,060	3,001,623
Capital contributions payable	9,352	9,352

	2,960,413	3,023,476

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,543,913)	(2,432,731)
General Partner	(246,992)	(245,869)

	(2,790,905)	(2,678,600)

	$169,508	$344,876

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	119,413	325,579
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$119,413	$325,579

LIABILITIES

Accounts payable & accrued expenses	$12,300	$19,800
Accounts payable affiliates (Note C)	2,359,853	2,443,015
Capital contributions payable	-	-

	2,372,153	2,462,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,945,366)	(1,831,017)
General Partner	(307,374)	(306,219)

	(2,252,740)	(2,137,236)

	$119,413	$325,579

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	201,625	200,227
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$201,625	$200,227

LIABILITIES

Accounts payable & accrued expenses	$3,600	$8,178
Accounts payable affiliates (Note C)	2,593,432	2,610,014
Capital contributions payable	9,999	9,999

	2,607,031	2,628,191

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,196,055)	(2,218,387)
General Partner	(209,351)	(209,577)

	(2,405,406)	(2,427,964)

	$201,625	$200,227

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,708,780	562,226
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$1,710,030	$563,476

LIABILITIES

Accounts payable & accrued expenses	$62,378	$55,386
Accounts payable affiliates (Note C)	2,224,101	2,155,199
Capital contributions payable	10,001	10,001

	2,296,480	2,220,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(323,142)	(1,383,095)
General Partner	(263,308)	(274,015)

	(586,450)	(1,657,110)

	$1,710,030	$563,476

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	450,539	476,868
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$455,939	$482,268

LIABILITIES

Accounts payable & accrued expenses	$-	$30,000
Accounts payable affiliates (Note C)	2,470,768	2,300,560
Capital contributions payable	14,490	14,490

	2,485,258	2,345,050

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,668,773)	(1,503,901)
General Partner	(360,546)	(358,881)

	(2,029,319)	(1,862,782)

	$455,939	$482,268

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	505,987	550,614
Notes receivable	-	-
Acquisition costs net	98,087	130,783
Other assets	7,233	20,074

	$611,307	$701,471

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	2,258,227	2,195,499
Capital contributions payable	10,020	22,861

	2,268,247	2,228,360

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,433,923)	(1,305,173)
General Partner	(223,017)	(221,716)

	(1,656,940)	(1,526,889)

	$611,307	$701,471

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	272,899	259,714
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$276,449	$263,264

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,496,754	1,329,696
Capital contributions payable	40,968	40,968

	1,537,722	1,370,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(904,912)	(752,578)
General Partner	(356,361)	(354,822)

	(1,261,273)	(1,107,400)

	$276,449	$263,264

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	239,872	214,315
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$239,872	$214,315

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,060,899	2,895,197
Capital contributions payable	10,197	10,197

	3,071,096	2,905,394

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,464,265)	(2,325,521)
General Partner	(366,959)	(365,558)

	(2,831,224)	(2,691,079)

	$239,872	$214,315

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	298,366	421,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	6,675	6,675

	$305,041	$428,205

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	1,383,530	1,396,458
Capital contributions payable	127,396	127,396

	1,510,926	1,533,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(966,770)	(867,536)
General Partner	(239,115)	(238,113)

	(1,205,885)	(1,105,649)

	$305,041	$428,205

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$31,776	$31,776

OTHER ASSETS
Cash and cash equivalents	174,311	181,199
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$231,087	$237,975

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,529,038	2,346,962
Capital contributions payable	66,294	66,294

	2,595,332	2,413,256

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(1,961,344)	(1,774,270)
General Partner	(402,901)	(401,011)

	(2,364,245)	(2,175,281)

	$231,087	$237,975

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$52,794

OTHER ASSETS
Cash and cash equivalents	484,629	495,360
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$531,537	$595,062

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,552,725	2,411,011
Capital contributions payable	173,561	173,561

	2,726,286	2,584,572

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,766,440)	(1,563,253)
General Partner	(428,309)	(426,257)

	(2,194,749)	(1,989,510)

	$531,537	$595,062

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	223,612	240,231
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$223,612	$240,231

LIABILITIES

Accounts payable & accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,707,866	1,639,856
Capital contributions payable	69,154	69,154

	1,780,423	1,712,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,315,463)	(1,231,680)
General Partner	(241,348)	(240,502)

	(1,556,811)	(1,472,182)

	$223,612	$240,231

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	5,515	64,486
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	66,751	-

	$72,266	$64,486

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,185,723	3,022,850
Capital contributions payable	-	-

	3,185,723	3,022,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(2,781,932)	(2,628,390)
General Partner	(331,525)	(329,974)

	(3,113,457)	(2,958,364)

	$72,266	$64,486

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$93,491

OTHER ASSETS
Cash and cash equivalents	119,937	116,848
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$119,937	$210,339

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,727,882	1,613,702
Capital contributions payable	-	-

	1,727,882	1,613,702

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,309,840)	(1,107,304)
General Partner	(298,105)	(296,059)

	(1,607,945)	(1,403,363)

	$119,937	$210,339

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$57,706

OTHER ASSETS
Cash and cash equivalents	130,880	133,266
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$130,880	$190,972

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,921,124	1,840,826
Capital contributions payable	-	-

	1,921,124	1,840,826

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(1,593,678)	(1,454,692)
General Partner	(196,566)	(195,162)

	(1,790,244)	(1,649,854)

	$130,880	$190,972

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$138,235	$36,479

OTHER ASSETS
Cash and cash equivalents	387,666	346,391
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$525,901	$382,870

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,734,987	1,632,555
Capital contributions payable	138,438	138,438

	1,873,425	1,770,993

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,118,485)	(1,158,678)
General Partner	(229,039)	(229,445)

	(1,347,524)	(1,388,123)

	$525,901	$382,870

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$841,408	$999,523

OTHER ASSETS
Cash and cash equivalents	199,943	235,617
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,041,351	$1,235,140

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,405,832	1,392,823
Capital contributions payable	-	-

	1,405,832	1,392,823

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(142,552)	62,178
General Partner	(221,929)	(219,861)

	(364,481)	(157,683)

	$1,041,351	$1,235,140

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,308,120	$1,378,166

OTHER ASSETS
Cash and cash equivalents	184,980	187,805
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,493,100	$1,565,971

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,255,899	1,187,499
Capital contributions payable	-	-

	1,255,899	1,187,499

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	431,271	571,129
General Partner	(194,070)	(192,657)

	237,201	378,472

	$1,493,100	$1,565,971

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,256,702	$2,491,075

OTHER ASSETS
Cash and cash equivalents	80,021	109,745
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$2,336,723	$2,600,820

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,306,207	2,206,199
Capital contributions payable	102	102

	2,306,309	2,206,301

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	255,053	615,517
General Partner	(224,639)	(220,998)

	30,414	394,519

	$2,336,723	$2,600,820

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,487,339	$2,811,584

OTHER ASSETS
Cash and cash equivalents	198,571	215,834
Notes receivable	-	-
Acquisition costs net	382,043	458,451
Other assets	1,218	1,218

	$3,069,171	$3,487,087

LIABILITIES

Accounts payable & accrued expenses	$-	$8,924
Accounts payable affiliates (Note C)	2,537,106	2,418,072
Capital contributions payable	100	100

	2,537,206	2,427,096

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	775,814	1,298,560
General Partner	(243,849)	(238,569)

	531,965	1,059,991

	$3,069,171	$3,487,087

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,670,898	$3,740,801

OTHER ASSETS
Cash and cash equivalents	351,052	311,423
Notes receivable	22,790	22,790
Acquisition costs net	394,446	430,304
Other assets	51,003	51,003

	$4,490,189	$4,556,321

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,648,643	1,523,753
Capital contributions payable	73,433	73,433

	1,722,076	1,597,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	2,981,370	3,170,482
General Partner	(213,257)	(211,347)

	2,768,113	2,959,135

	$4,490,189	$4,556,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,292,818	$6,613,148

OTHER ASSETS
Cash and cash equivalents	238,022	234,982
Notes receivable	-	-
Acquisition costs net	544,034	593,492
Other assets	85,341	85,341

	$7,160,215	$7,526,963

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,806,278	1,704,370
Capital contributions payable	121,112	121,112

	1,927,390	1,825,482

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	5,502,019	5,965,988
General Partner	(269,194)	(264,507)

	5,232,825	5,701,481

	$7,160,215	$7,526,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,803,712	$5,205,103

OTHER ASSETS
Cash and cash equivalents	431,846	395,938
Notes receivable	-	-
Acquisition costs net	1,555,390	1,696,790
Other assets	-	-

	$6,790,948	$7,297,831

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	950,857	808,505
Capital contributions payable	254,640	254,640

	1,205,497	1,063,145

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	5,767,045	6,409,788
General Partner	(181,594)	(175,102)

	5,585,451	6,234,686

	$6,790,948	$7,297,831

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,654,929	$12,086,770

OTHER ASSETS
Cash and cash equivalents	449,565	425,893
Notes receivable	-	-
Acquisition costs net	1,502,005	1,638,551
Other assets	-	-

	$13,606,499	$14,151,214

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	817,275	633,993
Capital contributions payable	16,724	16,724

	833,999	650,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	12,998,437	13,719,154
General Partner	(225,937)	(218,657)

	12,772,500	13,500,497

	$13,606,499	$14,151,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,322,917	$11,632,800

OTHER ASSETS
Cash and cash equivalents	268,022	291,568
Notes receivable	-	-
Acquisition costs net	174,930	190,832
Other assets	-	-

	$11,765,869	$12,115,200

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	653,011	528,247
Capital contributions payable	-	-

	653,011	528,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	11,264,472	11,733,826
General Partner	(151,614)	(146,873)

	11,112,858	11,586,953

	$11,765,869	$12,115,200

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$8,459	$21,115
Other income	69,452	44,608

	77,911	65,723

Share of income (loss) from Operating Partnerships (Note D)	(669,104)	(387,542)

Expenses
Professional fees	485,708	621,679
Fund management fee, net (Note C)	1,336,263	1,521,400
Amortization	244,133	446,787
General and administrative expenses	120,772	136,498

	2,186,876	2,726,364

NET INCOME (LOSS)	$(2,778,069)	$(3,048,183)

Net income (loss) allocated to assignees	$(2,750,288)	$(3,017,702)

Net income (loss) allocated to general partner	$(27,781)	$(30,481)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2011	2010

Income
Interest income	$483	$956
Other income	625	1,180

	1,108	2,136

Share of income (loss) from Operating Partnerships (Note D)	33,000	-

Expenses
Professional fees	17,340	24,172
Fund management fee, net (Note C)	46,618	55,422
Amortization	-	-
General and administrative expenses	4,139	5,240

	68,097	84,834

NET INCOME (LOSS)	$(33,989)	$(82,698)

Net income (loss) allocated to assignees	$(33,649)	$(81,871)

Net income (loss) allocated to general partner	$(340)	$(827)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2011	2010

Income
Interest income	$259	$285
Other income	6,692	1,538

	6,951	1,823

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,357	18,090
Fund management fee, net (Note C)	17,829	29,037
Amortization	-	-
General and administrative expenses	3,392	3,941

	33,578	51,068

NET INCOME (LOSS)	$(26,627)	$(49,245)

Net income (loss) allocated to assignees	$(26,361)	$(48,753)

Net income (loss) allocated to general partner	$(266)	$(492)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2011	2010

Income
Interest income	$80	$86
Other income	-	9,215

	80	9,301

Share of income (loss) from Operating Partnerships (Note D)	-	738,514

Expenses
Professional fees	19,169	26,270
Fund management fee, net (Note C)	47,720	44,309
Amortization	-	-
General and administrative expenses	3,779	4,029

	70,668	74,608

NET INCOME (LOSS)	$(70,588)	$673,207

Net income (loss) allocated to assignees	$(69,882)	$666,475

Net income (loss) allocated to general partner	$(706)	$6,732

Net income (loss) per BAC	$(.03)	$.26

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2011	2010

Income
Interest income	$105	$169
Other income	-	-

	105	169

Share of income (loss) from Operating Partnerships (Note D)	-	624,289

Expenses
Professional fees	16,915	22,294
Fund management fee, net (Note C)	40,497	43,468
Amortization	-	-
General and administrative expenses	4,027	4,361

	61,439	70,123

NET INCOME (LOSS)	$(61,334)	$554,335

Net income (loss) allocated to assignees	$(60,721)	$548,792

Net income (loss) allocated to general partner	$(613)	$5,543

Net income (loss) per BAC	$(.02)	$.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2011	2010

Income
Interest income	$300	$386
Other income	13,918	-

	14,218	386

Share of income (loss) from Operating Partnerships (Note D)	107,131	-

Expenses
Professional fees	16,811	24,731
Fund management fee, net (Note C)	31,748	43,461
Amortization	-	-
General and administrative expenses	3,550	4,417

	52,109	72,609

NET INCOME (LOSS)	$69,240	$(72,223)

Net income (loss) allocated to assignees	$68,548	$(71,501)

Net income (loss) allocated to general partner	$692	$(722)

Net income (loss) per BAC	$.03	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2011	2010

Income
Interest income	$863	$855
Other income	28,616	4,686

	29,479	5,541

Share of income (loss) from Operating Partnerships (Note D)	190,454	-

Expenses
Professional fees	16,773	22,994
Fund management fee, net (Note C)	24,809	53,119
Amortization	-	-
General and administrative expenses	3,880	5,403

	45,462	81,516

NET INCOME (LOSS)	$174,471	$(75,975)

Net income (loss) allocated to assignees	$172,726	$(75,215)

Net income (loss) allocated to general partner	$1,745	$(760)

Net income (loss) per BAC	$.06	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2011	2010

Income
Interest income	$133	$317
Other income	19,646	12,354

	19,779	12,671

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	27,086	37,388
Fund management fee, net (Note C)	66,052	90,469
Amortization	-	-
General and administrative expenses	4,366	6,068

	97,504	133,925

NET INCOME (LOSS)	$(77,725)	$(121,254)

Net income (loss) allocated to assignees	$(76,948)	$(120,041)

Net income (loss) allocated to general partner	$(777)	$(1,213)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2011	2010

Income
Interest income	$328	$389
Other income	-	118

	328	507

Share of income (loss) from Operating Partnerships (Note D)	-	(3,677)

Expenses
Professional fees	15,255	19,868
Fund management fee, net (Note C)	55,428	79,244
Amortization	16,348	17,123
General and administrative expenses	3,547	4,119

	90,578	120,354

NET INCOME (LOSS)	$(90,250)	$(123,524)

Net income (loss) allocated to assignees	$(89,348)	$(122,289)

Net income (loss) allocated to general partner	$(902)	$(1,235)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2011	2010

Income
Interest income	$519	$1,000
Other income	(54,790)	6,385

	(54,271)	7,385

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,475	25,605
Fund management fee, net (Note C)	82,779	81,529
Amortization	-	-
General and administrative expenses	4,076	5,964

	106,330	113,098

NET INCOME (LOSS)	$(160,601)	$(105,713)

Net income (loss) allocated to assignees	$(158,995)	$(104,656)

Net income (loss) allocated to general partner	$(1,606)	$(1,057)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2011	2010

Income
Interest income	$324	$446
Other income	1	-

	325	446

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,486	23,941
Fund management fee, net (Note C)	71,526	72,951
Amortization	-	7,237
General and administrative expenses	4,787	6,079

	94,799	110,208

NET INCOME (LOSS)	$(94,474)	$(109,762)

Net income (loss) allocated to assignees	$(93,529)	$(108,664)

Net income (loss) allocated to general partner	$(945)	$(1,098)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2011	2010

Income
Interest income	$512	$1,027
Other income	2,004	1,761

	2,516	2,788

Share of income (loss) from Operating Partnerships (Note D)	-	(21,442)

Expenses
Professional fees	16,343	22,117
Fund management fee, net (Note C)	33,085	44,292
Amortization	-	6,569
General and administrative expenses	4,003	4,844

	53,431	77,822

NET INCOME (LOSS)	$(50,915)	$(96,476)

Net income (loss) allocated to assignees	$(50,406)	$(95,511)

Net income (loss) allocated to general partner	$(509)	$(965)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2011	2010

Income
Interest income	$281	$617
Other income	1,216	1,216

	1,497	1,833

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,738	26,937
Fund management fee, net (Note C)	81,870	79,860
Amortization	-	-
General and administrative expenses	4,737	5,952

	106,345	112,749

NET INCOME (LOSS)	$(104,848)	$(110,916)

Net income (loss) allocated to assignees	$(103,800)	$(109,807)

Net income (loss) allocated to general partner	$(1,048)	$(1,109)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2011	2010

Income
Interest income	$560	$1,011
Other income	664	6,155

	1,224	7,166

Share of income (loss) from Operating Partnerships (Note D)	(31,308)	(90,904)

Expenses
Professional fees	17,014	23,188
Fund management fee, net (Note C)	55,826	59,122
Amortization	-	-
General and administrative expenses	4,829	5,459

	77,669	87,769

NET INCOME (LOSS)	$(107,753)	$(171,507)

Net income (loss) allocated to assignees	$(106,675)	$(169,792)

Net income (loss) allocated to general partner	$(1,078)	$(1,715)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 33

	2011	2010

Income
Interest income	$284	$417
Other income	1,779	-

	2,063	417

Share of income (loss) from Operating Partnerships (Note D)	-	(11,792)

Expenses
Professional fees	13,146	16,831
Fund management fee, net (Note C)	27,036	28,403
Amortization	-	-
General and administrative expenses	4,779	4,312

	44,961	49,546

NET INCOME (LOSS)	$(42,898)	$(60,921)

Net income (loss) allocated to assignees	$(42,469)	$(60,312)

Net income (loss) allocated to general partner	$(429)	$(609)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2011	2010

Income
Interest income	$18	$44
Other income	12,102	-

	12,120	44

Share of income (loss) from Operating Partnerships (Note D)	-	(64,305)

Expenses
Professional fees	23,210	19,620
Fund management fee, net (Note C)	67,660	73,299
Amortization	-	56,094
General and administrative expenses	5,244	4,843

	96,114	153,856

NET INCOME (LOSS)	$(83,994)	$(218,117)

Net income (loss) allocated to assignees	$(83,154)	$(215,936)

Net income (loss) allocated to general partner	$(840)	$(2,181)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2011	2010

Income
Interest income	$81	$203
Other income	3,475	-

	3,556	203

Share of income (loss) from Operating Partnerships (Note D)	(30,676)	(109,146)

Expenses
Professional fees	14,332	17,600
Fund management fee, net (Note C)	24,590	57,090
Amortization	-	18,072
General and administrative expenses	5,190	4,729

	44,112	97,491

NET INCOME (LOSS)	$(71,232)	$(206,434)

Net income (loss) allocated to assignees	$(70,520)	$(204,370)

Net income (loss) allocated to general partner	$(712)	$(2,064)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2011	2010

Income
Interest income	$65	$164
Other income	1,345	-

	1,410	164

Share of income (loss) from Operating Partnerships (Note D)	(32,877)	(48,970)

Expenses
Professional fees	14,510	17,993
Fund management fee, net (Note C)	36,222	39,861
Amortization	-	-
General and administrative expenses	4,593	4,120

	55,325	61,974

NET INCOME (LOSS)	$(86,792)	$(110,780)

Net income (loss) allocated to assignees	$(85,924)	$(109,672)

Net income (loss) allocated to general partner	$(868)	$(1,108)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2011	2010

Income
Interest income	$472	$956
Other income	31,538	-

	32,010	956

Share of income (loss) from Operating Partnerships (Note D)	56,118	(107,101)

Expenses
Professional fees	11,714	14,687
Fund management fee, net (Note C)	43,216	33,216
Amortization	-	29,562
General and administrative expenses	4,673	4,145

	59,603	81,610

NET INCOME (LOSS)	$28,525	$(187,755)

Net income (loss) allocated to assignees	$28,240	$(185,877)

Net income (loss) allocated to general partner	$285	$(1,878)

Net income (loss) per BAC	$.01	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2011	2010

Income
Interest income	$93	$243
Other income	-	-

	93	243

Share of income (loss) from Operating Partnerships (Note D)	(50,191)	(99,006)

Expenses
Professional fees	14,653	17,650
Fund management fee, net (Note C)	37,600	41,100
Amortization	-	3,490
General and administrative expenses	4,778	4,289

	57,031	66,529

NET INCOME (LOSS)	$(107,129)	$(165,292)

Net income (loss) allocated to assignees	$(106,058)	$(163,639)

Net income (loss) allocated to general partner	$(1,071)	$(1,653)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2011	2010

Income
Interest income	$435	$721
Other income	-	-

	435	721

Share of income (loss) from Operating Partnerships (Note D)	(3,069)	(123,456)

Expenses
Professional fees	14,612	17,041
Fund management fee, net (Note C)	34,200	25,800
Amortization	-	2,779
General and administrative expenses	4,340	4,062

	53,152	49,682

NET INCOME (LOSS)	$(55,786)	$(172,417)

Net income (loss) allocated to assignees	$(55,228)	$(170,693)

Net income (loss) allocated to general partner	$(558)	$(1,724)

Net income (loss) per BAC	$(.02)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2011	2010

Income
Interest income	$63	$158
Other income	-	-

	63	158

Share of income (loss) from Operating Partnerships (Note D)	(106,781)	(69,727)

Expenses
Professional fees	18,544	23,414
Fund management fee, net (Note C)	50,004	46,524
Amortization	-	13,259
General and administrative expenses	4,426	4,671

	72,974	87,868

NET INCOME (LOSS)	$(179,692)	$(157,437)

Net income (loss) allocated to assignees	$(177,895)	$(155,863)

Net income (loss) allocated to general partner	$(1,797)	$(1,574)

Net income (loss) per BAC	$(.07)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2011	2010

Income
Interest income	$297	$378
Other income	-	-

	297	378

Share of income (loss) from Operating Partnerships (Note D)	(168,973)	(174,386)

Expenses
Professional fees	21,152	25,878
Fund management fee, net (Note C)	56,041	58,017
Amortization	38,204	55,628
General and administrative expenses	4,707	5,478

	120,104	145,001

NET INCOME (LOSS)	$(288,780)	$(319,009)

Net income (loss) allocated to assignees	$(285,892)	$(315,819)

Net income (loss) allocated to general partner	$(2,888)	$(3,190)

Net income (loss) per BAC	$(.10)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2011	2010

Income
Interest income	$126	$6,743
Other income	621	-

	747	6,743

Share of income (loss) from Operating Partnerships (Note D)	(47,863)	(64,511)

Expenses
Professional fees	21,638	27,421
Fund management fee, net (Note C)	52,130	51,789
Amortization	17,928	24,846
General and administrative expenses	4,941	6,419

	96,637	110,475

NET INCOME (LOSS)	$(143,753)	$(168,243)

Net income (loss) allocated to assignees	$(142,315)	$(166,561)

Net income (loss) allocated to general partner	$(1,438)	$(1,682)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2011	2010

Income
Interest income	$174	$460
Other income	-	-

	174	460

Share of income (loss) from Operating Partnerships (Note D)	(140,362)	(73,023)

Expenses
Professional fees	24,167	31,797
Fund management fee, net (Note C)	72,580	75,695
Amortization	24,729	61,937
General and administrative expenses	4,935	5,835

	126,411	175,264

NET INCOME (LOSS)	$(266,599)	$(247,827)

Net income (loss) allocated to assignees	$(263,933)	$(245,349)

Net income (loss) allocated to general partner	$(2,666)	$(2,478)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2011	2010

Income
Interest income	$380	$946
Other income	-	-

	380	946

Share of income (loss) from Operating Partnerships (Note D)	(164,076)	(215,736)

Expenses
Professional fees	14,357	17,217
Fund management fee, net (Note C)	50,861	70,176
Amortization	70,700	71,194
General and administrative expenses	4,557	4,835

	140,475	163,422

NET INCOME (LOSS)	$(304,171)	$(378,212)

Net income (loss) allocated to assignees	$(301,129)	$(374,430)

Net income (loss) allocated to general partner	$(3,042)	$(3,782)

Net income (loss) per BAC	$(.11)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2011	2010

Income
Interest income	$612	$1,001
Other income	-	-

	612	1,001

Share of income (loss) from Operating Partnerships (Note D)	(161,587)	(272,414)

Expenses
Professional fees	28,500	34,297
Fund management fee, net (Note C)	69,931	88,641
Amortization	68,273	68,273
General and administrative expenses	5,297	7,100

	172,001	198,311

NET INCOME (LOSS)	$(332,976)	$(469,724)

Net income (loss) allocated to assignees	$(329,646)	$(465,027)

Net income (loss) allocated to general partner	$(3,330)	$(4,697)

Net income (loss) per BAC	$(.08)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2011	2010

Income
Interest income	$612	$1,137
Other income	-	-

	612	1,137

Share of income (loss) from Operating Partnerships (Note D)	(118,044)	(200,749)

Expenses
Professional fees	18,411	22,638
Fund management fee, net (Note C)	58,405	55,506
Amortization	7,951	10,724
General and administrative expenses	5,200	5,784

	89,967	94,652

NET INCOME (LOSS)	$(207,399)	$(294,264)

Net income (loss) allocated to assignees	$(205,325)	$(291,321)

Net income (loss) allocated to general partner	$(2,074)	$(2,943)

Net income (loss) per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2011	2010

Income
Interest income	$17,643	$34,366
Other income	239,193	414,084

	256,836	448,450

Share of income (loss) from Operating Partnerships (Note D)	(937,012)	(1,292,228)

Expenses
Professional fees	637,841	644,062
Fund management fee, net (Note C)	2,573,962	2,719,891
Amortization	488,268	893,177
General and administrative expenses	234,282	222,848

	3,934,353	4,479,978

NET INCOME (LOSS)	$(4,614,529)	$(5,323,756)

Net income (loss) allocated to assignees	$(4,568,385)	$(5,270,520)

Net income (loss) allocated to general partner	$(46,144)	$(53,236)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2011	2010

Income
Interest income	$1,039	$1,891
Other income	625	81,895

	1,664	83,786

Share of income (loss) from Operating Partnerships (Note D)	88,000	921,489

Expenses
Professional fees	22,748	32,530
Fund management fee, net (Note C)	93,632	81,275
Amortization	-	-
General and administrative expenses	8,995	9,524

	125,375	123,329

NET INCOME (LOSS)	$(35,711)	$881,946

Net income (loss) allocated to assignees	$(35,354)	$873,127

Net income (loss) allocated to general partner	$(357)	$8,819

Net income (loss) per BAC	$(.01)	$.23

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2011	2010

Income
Interest income	$536	$319
Other income	6,911	1,538

	7,447	1,857

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,190	18,194
Fund management fee, net (Note C)	48,329	57,272
Amortization	-	-
General and administrative expenses	6,810	7,223

	71,329	82,689

NET INCOME (LOSS)	$(63,882)	$(80,832)

Net income (loss) allocated to assignees	$(63,243)	$(80,024)

Net income (loss) allocated to general partner	$(639)	$(808)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2011	2010

Income
Interest income	$125	$187
Other income	9,217	15,115

	9,342	15,302

Share of income (loss) from Operating Partnerships (Note D)	-	738,514

Expenses
Professional fees	25,533	26,415
Fund management fee, net (Note C)	88,323	88,314
Amortization	-	-
General and administrative expenses	7,791	7,137

	121,647	121,866

NET INCOME (LOSS)	$(112,305)	$631,950

Net income (loss) allocated to assignees	$(111,182)	$625,631

Net income (loss) allocated to general partner	$(1,123)	$6,319

Net income (loss) per BAC	$(.04)	$.24

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2011	2010

Income
Interest income	$191	$365
Other income	-	5,900

	191	6,265

Share of income (loss) from Operating Partnerships (Note D)	-	668,669

Expenses
Professional fees	29,562	22,483
Fund management fee, net (Note C)	77,494	68,560
Amortization	-	-
General and administrative expenses	8,639	7,909

	115,695	98,952

NET INCOME (LOSS)	$(115,504)	$575,982

Net income (loss) allocated to assignees	$(114,349)	$570,222

Net income (loss) allocated to general partner	$(1,155)	$5,760

Net income (loss) per BAC	$(.03)	$.17

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2011	2010

Income
Interest income	$629	$537
Other income	16,398	74,565

	17,027	75,102

Share of income (loss) from Operating Partnerships (Note D)	107,131	-

Expenses
Professional fees	22,119	24,846
Fund management fee, net (Note C)	72,342	78,224
Amortization	-	-
General and administrative expenses	7,139	7,720

	101,600	110,790

NET INCOME (LOSS)	$22,558	$(35,688)

Net income (loss) allocated to assignees	$22,332	$(35,331)

Net income (loss) allocated to general partner	$226	$(357)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2011	2010

Income
Interest income	$1,323	$1,764
Other income	28,616	143,345

	29,939	145,109

Share of income (loss) from Operating Partnerships (Note D)	1,065,241	-

Expenses
Professional fees	21,834	23,153
Fund management fee, net (Note C)	(5,360)	95,411
Amortization	-	-
General and administrative expenses	8,046	8,580

	24,520	127,144

NET INCOME (LOSS)	$1,070,660	$17,965

Net income (loss) allocated to assignees	$1,059,953	$17,785

Net income (loss) allocated to general partner	$10,707	$180

Net income (loss) per BAC	$.35	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2011	2010

Income
Interest income	$333	$661
Other income	23,919	12,353

	24,252	13,014

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	35,709	37,593
Fund management fee, net (Note C)	146,700	181,158
Amortization	-	-
General and administrative expenses	8,380	9,136

	190,789	227,887

NET INCOME (LOSS)	$(166,537)	$(214,873)

Net income (loss) allocated to assignees	$(164,872)	$(212,724)

Net income (loss) allocated to general partner	$(1,665)	$(2,149)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2011	2010

Income
Interest income	$661	$543
Other income	18,648	11,791

	19,309	12,334

Share of income (loss) from Operating Partnerships (Note D)	-	(6,678)

Expenses
Professional fees	19,834	19,986
Fund management fee, net (Note C)	89,565	136,795
Amortization	32,696	34,246
General and administrative expenses	7,265	6,451

	149,360	197,478

NET INCOME (LOSS)	$(130,051)	$(191,822)

Net income (loss) allocated to assignees	$(128,750)	$(189,904)

Net income (loss) allocated to general partner	$(1,301)	$(1,918)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2011	2010

Income
Interest income	$1,097	$1,984
Other income	32,644	22,132

	33,741	24,116

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	25,441	25,786
Fund management fee, net (Note C)	153,640	137,031
Amortization	-	-
General and administrative expenses	8,533	9,209

	187,614	172,026

NET INCOME (LOSS)	$(153,873)	$(147,910)

Net income (loss) allocated to assignees	$(152,334)	$(146,431)

Net income (loss) allocated to general partner	$(1,539)	$(1,479)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2011	2010

Income
Interest income	$683	$664
Other income	10,638	538

	11,321	1,202

Share of income (loss) from Operating Partnerships (Note D)	-	(24,395)

Expenses
Professional fees	25,222	25,160
Fund management fee, net (Note C)	117,418	141,552
Amortization	-	14,474
General and administrative expenses	8,826	9,432

	151,466	190,618

NET INCOME (LOSS)	$(140,145)	$(213,811)

Net income (loss) allocated to assignees	$(138,744)	$(211,673)

Net income (loss) allocated to general partner	$(1,401)	$(2,138)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2011	2010

Income
Interest income	$1,066	$2,108
Other income	2,004	1,761

	3,070	3,869

Share of income (loss) from Operating Partnerships (Note D)	-	(50,800)

Expenses
Professional fees	21,913	22,237
Fund management fee, net (Note C)	74,783	90,835
Amortization	-	13,138
General and administrative expenses	6,610	7,733

	103,306	133,943

NET INCOME (LOSS)	$(100,236)	$(180,874)

Net income (loss) allocated to assignees	$(99,234)	$(179,065)

Net income (loss) allocated to general partner	$(1,002)	$(1,809)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2011	2010

Income
Interest income	$597	$1,207
Other income	7,074	4,306

	7,671	5,513

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	25,705	27,119
Fund management fee, net (Note C)	162,352	170,898
Amortization	-	-
General and administrative expenses	8,578	9,207

	196,635	207,224

NET INCOME (LOSS)	$(188,964)	$(201,711)

Net income (loss) allocated to assignees	$(187,074)	$(199,694)

Net income (loss) allocated to general partner	$(1,890)	$(2,017)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2011	2010

Income
Interest income	$1,165	$2,053
Other income	664	6,262

	1,829	8,315

Share of income (loss) from Operating Partnerships (Note D)	(52,794)	(265,260)

Expenses
Professional fees	22,707	25,887
Fund management fee, net (Note C)	122,683	127,536
Amortization	-	-
General and administrative expenses	8,884	9,124

	154,274	162,547

NET INCOME (LOSS)	$(205,239)	$(419,492)

Net income (loss) allocated to assignees	$(203,187)	$(415,297)

Net income (loss) allocated to general partner	$(2,052)	$(4,195)

Net income (loss) per BAC	$(.04)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 33

	2011	2010

Income
Interest income	$592	$674
Other income	1,778	107

	2,370	781

Share of income (loss) from Operating Partnerships (Note D)	-	(90,153)

Expenses
Professional fees	17,160	19,440
Fund management fee, net (Note C)	61,041	59,755
Amortization	-	-
General and administrative expenses	8,798	7,406

	86,999	86,601

NET INCOME (LOSS)	$(84,629)	$(175,973)

Net income (loss) allocated to assignees	$(83,783)	$(174,213)

Net income (loss) allocated to general partner	$(846)	$(1,760)

Net income (loss) per BAC	$(.03)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2011	2010

Income
Interest income	$40	$95
Other income	22,853	-

	22,893	95

Share of income (loss) from Operating Partnerships (Note D)	-	(171,936)

Expenses
Professional fees	27,386	19,769
Fund management fee, net (Note C)	140,959	146,598
Amortization	-	112,188
General and administrative expenses	9,641	8,129

	177,986	286,684

NET INCOME (LOSS)	$(155,093)	$(458,525)

Net income (loss) allocated to assignees	$(153,542)	$(453,940)

Net income (loss) allocated to general partner	$(1,551)	$(4,585)

Net income (loss) per BAC	$(.04)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2011	2010

Income
Interest income	$184	$435
Other income	3,475	-

	3,659	435

Share of income (loss) from Operating Partnerships (Note D)	(93,491)	(285,533)

Expenses
Professional fees	23,507	17,747
Fund management fee, net (Note C)	81,680	114,180
Amortization	-	36,144
General and administrative expenses	9,563	7,998

	114,750	176,069

NET INCOME (LOSS)	$(204,582)	$(461,167)

Net income (loss) allocated to assignees	$(202,536)	$(456,555)

Net income (loss) allocated to general partner	$(2,046)	$(4,612)

Net income (loss) per BAC	$(.06)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2011	2010

Income
Interest income	$149	$353
Other income	11,609	-

	11,758	353

Share of income (loss) from Operating Partnerships (Note D)	(54,048)	(87,712)

Expenses
Professional fees	18,182	18,082
Fund management fee, net (Note C)	71,527	76,932
Amortization	-	-
General and administrative expenses	8,391	7,058

	98,100	102,072

NET INCOME (LOSS)	$(140,390)	$(189,431)

Net income (loss) allocated to assignees	$(138,986)	$(187,537)

Net income (loss) allocated to general partner	$(1,404)	$(1,894)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2011	2010

Income
Interest income	$984	$1,983
Other income	41,499	-

	42,483	1,983

Share of income (loss) from Operating Partnerships (Note D)	105,414	(176,505)

Expenses
Professional fees	14,812	14,787
Fund management fee, net (Note C)	83,914	81,932
Amortization	-	59,124
General and administrative expenses	8,572	7,142

	107,298	162,985

NET INCOME (LOSS)	$40,599	$(337,507)

Net income (loss) allocated to assignees	$40,193	$(334,132)

Net income (loss) allocated to general partner	$406	$(3,375)

Net income (loss) per BAC	$.02	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2011	2010

Income
Interest income	$258	$454
Other income	-	-

	258	454

Share of income (loss) from Operating Partnerships (Note D)	(112,397)	(254,373)

Expenses
Professional fees	18,341	17,755
Fund management fee, net (Note C)	67,578	75,179
Amortization	-	6,980
General and administrative expenses	8,740	7,317

	94,659	107,231

NET INCOME (LOSS)	$(206,798)	$(361,150)

Net income (loss) allocated to assignees	$(204,730)	$(357,539)

Net income (loss) allocated to general partner	$(2,068)	$(3,611)

Net income (loss) per BAC	$(.08)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2011	2010

Income
Interest income	$934	$1,259
Other income	-	-

	934	1,259

Share of income (loss) from Operating Partnerships (Note D)	(54,758)	(316,093)

Expenses
Professional fees	18,135	17,129
Fund management fee, net (Note C)	61,200	50,000
Amortization	-	5,558
General and administrative expenses	8,112	6,984

	87,447	79,671

NET INCOME (LOSS)	$(141,271)	$(394,505)

Net income (loss) allocated to assignees	$(139,858)	$(390,560)

Net income (loss) allocated to general partner	$(1,413)	$(3,945)

Net income (loss) per BAC	$(.06)	$(.17)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2011	2010

Income
Interest income	$144	$340
Other income	-	-

	144	340

Share of income (loss) from Operating Partnerships (Note D)	(234,373)	(185,274)

Expenses
Professional fees	23,687	23,511
Fund management fee, net (Note C)	97,716	94,378
Amortization	-	26,518
General and administrative expenses	8,473	7,656

	129,876	152,063

NET INCOME (LOSS)	$(364,105)	$(336,997)

Net income (loss) allocated to assignees	$(360,464)	$(333,627)

Net income (loss) allocated to general partner	$(3,641)	$(3,370)

Net income (loss) per BAC	$(.14)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2011	2010

Income
Interest income	$622	$520
Other income	-	32,476

	622	32,996

Share of income (loss) from Operating Partnerships (Note D)	(312,104)	61,968

Expenses
Professional fees	26,646	26,002
Fund management fee, net (Note C)	104,161	81,537
Amortization	76,408	111,256
General and administrative expenses	9,329	8,615

	216,544	227,410

NET INCOME (LOSS)	$(528,026)	$(132,446)

Net income (loss) allocated to assignees	$(522,746)	$(131,122)

Net income (loss) allocated to general partner	$(5,280)	$(1,324)

Net income (loss) per BAC	$(.18)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2011	2010

Income
Interest income	$335	$7,065
Other income	621	-

	956	7,065

Share of income (loss) from Operating Partnerships (Note D)	(33,353)	(95,877)

Expenses
Professional fees	27,994	29,740
Fund management fee, net (Note C)	84,436	21,565
Amortization	35,858	49,692
General and administrative expenses	10,337	9,599

	158,625	110,596

NET INCOME (LOSS)	$(191,022)	$(199,408)

Net income (loss) allocated to assignees	$(189,112)	$(197,414)

Net income (loss) allocated to general partner	$(1,910)	$(1,994)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2011	2010

Income
Interest income	$438	$957
Other income	-	-

	438	957

Share of income (loss) from Operating Partnerships (Note D)	(255,518)	(180,726)

Expenses
Professional fees	31,558	34,156
Fund management fee, net (Note C)	122,670	43,112
Amortization	49,458	123,874
General and administrative expenses	9,890	9,231

	213,576	210,373

NET INCOME (LOSS)	$(468,656)	$(390,142)

Net income (loss) allocated to assignees	$(463,969)	$(386,241)

Net income (loss) allocated to general partner	$(4,687)	$(3,901)

Net income (loss) per BAC	$(.13)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2011	2010

Income
Interest income	$923	$1,968
Other income	-	-

	923	1,968

Share of income (loss) from Operating Partnerships (Note D)	(401,391)	(424,271)

Expenses
Professional fees	17,909	17,332
Fund management fee, net (Note C)	80,473	127,352
Amortization	141,400	141,991
General and administrative expenses	8,985	7,918

	248,767	294,593

NET INCOME (LOSS)	$(649,235)	$(716,896)

Net income (loss) allocated to assignees	$(642,743)	$(709,727)

Net income (loss) allocated to general partner	$(6,492)	$(7,169)

Net income (loss) per BAC	$(.24)	$(.26)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2011	2010

Income
Interest income	$1,263	$1,844
Other income	-	-

	1,263	1,844

Share of income (loss) from Operating Partnerships (Note D)	(392,636)	(624,715)

Expenses
Professional fees	35,032	34,459
Fund management fee, net (Note C)	154,060	175,380
Amortization	136,546	136,546
General and administrative expenses	10,986	10,471

	336,624	356,856

NET INCOME (LOSS)	$(727,997)	$(979,727)

Net income (loss) allocated to assignees	$(720,717)	$(969,930)

Net income (loss) allocated to general partner	$(7,280)	$(9,797)

Net income (loss) per BAC	$(.18)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2011	2010

Income
Interest income	$1,332	$2,136
Other income	-	-

	1,332	2,136

Share of income (loss) from Operating Partnerships (Note D)	(305,935)	(442,567)

Expenses
Professional fees	22,975	22,764
Fund management fee, net (Note C)	120,646	117,130
Amortization	15,902	21,448
General and administrative expenses	9,969	8,939

	169,492	170,281

NET INCOME (LOSS)	$(474,095)	$(610,712)

Net income (loss) allocated to assignees	$(469,354)	$(604,605)

Net income (loss) allocated to general partner	$(4,741)	$(6,107)

Net income (loss) per BAC	$(.16)	$(.20)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$14,794,108	$(7,089,171)	$7,704,937

Net income (loss)	(4,568,385)	(46,144)	(4,614,529)

Partners' capital (deficit), September 30, 2011	$10,225,723	$(7,135,315)	$3,090,408

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2011	$(2,134,583)	$(332,927)	$(2,467,510)

Net income (loss)	(35,354)	(357)	(35,711)

Partners' capital (deficit), September 30, 2011	$(2,169,937)	$(333,284)	$(2,503,221)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2011	$(1,079,725)	$(174,493)	$(1,254,218)

Net income (loss)	(63,243)	(639)	(63,882)

Partners' capital (deficit), September 30, 2011	$(1,142,968)	$(175,132)	$(1,318,100)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2011	$(2,432,731)	$(245,869)	$(2,678,600)

Net income (loss)	(111,182)	(1,123)	(112,305)

Partners' capital (deficit), September 30, 2011	$(2,543,913)	$(246,992)	$(2,790,905)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2011	$(1,831,017)	$(306,219)	$(2,137,236)

Net income (loss)	(114,349)	(1,155)	(115,504)

Partners' capital (deficit), September 30, 2011	$(1,945,366)	$(307,374)	$(2,252,740)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2011	$(2,218,387)	$(209,577)	$(2,427,964)

Net income (loss)	22,332	226	22,558

Partners' capital (deficit), September 30, 2011	$(2,196,055)	$(209,351)	$(2,405,406)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2011	$(1,383,095)	$(274,015)	$(1,657,110)

Net income (loss)	1,059,953	10,707	1,070,660

Partners' capital (deficit), September 30, 2011	$(323,142)	$(263,308)	$(586,450)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2011	$(1,503,901)	$(358,881)	$(1,862,782)

Net income (loss)	(164,872)	(1,665)	(166,537)

Partners' capital (deficit), September 30, 2011	$(1,668,773)	$(360,546)	$(2,029,319)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2011	$(1,305,173)	$(221,716)	$(1,526,889)

Net income (loss)	(128,750)	(1,301)	(130,051)

Partners' capital (deficit), September 30, 2011	$(1,433,923)	$(223,017)	$(1,656,940)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2011	$(752,578)	$(354,822)	$(1,107,400)

Net income (loss)	(152,334)	(1,539)	(153,873)

Partners' capital (deficit), September 30, 2011	$(904,912)	$(356,361)	$(1,261,273)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2011	$(2,325,521)	$(365,558)	$(2,691,079)

Net income (loss)	(138,744)	(1,401)	(140,145)

Partners' capital (deficit), September 30, 2011	$(2,464,265)	$(366,959)	$(2,831,224)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2011	$(867,536)	$(238,113)	$(1,105,649)

Net income (loss)	(99,234)	(1,002)	(100,236)

Partners' capital (deficit), September 30, 2011	$(966,770)	$(239,115)	$(1,205,885)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2011	$(1,774,270)	$(401,011)	$(2,175,281)

Net income (loss)	(187,074)	(1,890)	(188,964)

Partners' capital (deficit), September 30, 2011	$(1,961,344)	$(402,901)	$(2,364,245)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2011	$(1,563,253)	$(426,257)	$(1,989,510)

Net income (loss)	(203,187)	(2,052)	(205,239)

Partners' capital (deficit), September 30, 2011	$(1,766,440)	$(428,309)	$(2,194,749)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2011	$(1,231,680)	$(240,502)	$(1,472,182)

Net income (loss)	(83,783)	(846)	(84,629)

Partners' capital (deficit), September 30, 2011	$(1,315,463)	$(241,348)	$(1,556,811)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2011	$(2,628,390)	$(329,974)	$(2,958,364)

Net income (loss)	(153,542)	(1,551)	(155,093)

Partners' capital (deficit), September 30, 2011	$(2,781,932)	$(331,525)	$(3,113,457)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2011	$(1,107,304)	$(296,059)	$(1,403,363)

Net income (loss)	(202,536)	(2,046)	(204,582)

Partners' capital (deficit), September 30, 2011	$(1,309,840)	$(298,105)	$(1,607,945)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2011	$(1,454,692)	$(195,162)	$(1,649,854)

Net income (loss)	(138,986)	(1,404)	(140,390)

Partners' capital (deficit), September 30, 2011	$(1,593,678)	$(196,566)	$(1,790,244)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2011	$(1,158,678)	$(229,445)	$(1,388,123)

Net income (loss)	40,193	406	40,599

Partners' capital (deficit), September 30, 2011	$(1,118,485)	$(229,039)	$(1,347,524)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2011	$62,178	$(219,861)	$(157,683)

Net income (loss)	(204,730)	(2,068)	(206,798)

Partners' capital (deficit), September 30, 2011	$(142,552)	$(221,929)	$(364,481)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2011	$571,129	$(192,657)	$378,472

Net income (loss)	(139,858)	(1,413)	(141,271)

Partners' capital (deficit), September 30, 2011	$431,271	$(194,070)	$237,201

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2011	$615,517	$(220,998)	$394,519

Net income (loss)	(360,464)	(3,641)	(364,105)

Partners' capital (deficit), September 30, 2011	$255,053	$(224,639)	$30,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2011	$1,298,560	$(238,569)	$1,059,991

Net income (loss)	(522,746)	(5,280)	(528,026)

Partners' capital (deficit), September 30, 2011	$775,814	$(243,849)	$531,965

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2011	$3,170,482	$(211,347)	$2,959,135

Net income (loss)	(189,112)	(1,910)	(191,022)

Partners' capital (deficit), September 30, 2011	$2,981,370	$(213,257)	$2,768,113

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2011	$5,965,988	$(264,507)	$5,701,481

Net income (loss)	(463,969)	(4,687)	(468,656)

Partners' capital (deficit), September 30, 2011	$5,502,019	$(269,194)	$5,232,825

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2011	$6,409,788	$(175,102)	$6,234,686

Net income (loss)	(642,743)	(6,492)	(649,235)

Partners' capital (deficit), September 30, 2011	$5,767,045	$(181,594)	$5,585,451

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2011	$13,719,154	$(218,657)	$13,500,497

Net income (loss)	(720,717)	(7,280)	(727,997)

Partners' capital (deficit), September 30, 2011	$12,998,437	$(225,937)	$12,772,500

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2011	$11,733,826	$(146,873)	$11,586,953

Net income (loss)	(469,354)	(4,741)	(474,095)

Partners' capital (deficit), September 30, 2011	$11,264,472	$(151,614)	$11,112,858

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(4,614,529)	$(5,323,756)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	488,268	893,177
Distributions from Operating Partnerships	224,978	133,025
Share of (Income) Loss from Operating Partnerships	937,012	1,292,228
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(69,386)	109,850
Decrease (Increase) in other assets	(66,751)	(184,673)
(Decrease) Increase in accounts payable affiliates	2,289,068	1,577,702

Net cash (used in) provided by operating activities	(811,340)	(1,502,447)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(111,584)
Proceeds from the disposition of Operating Partnerships	1,260,372	2,829,398

Net cash (used in) provided by investing activities	1,260,372	2,717,814

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	449,032	1,215,367

Cash and cash equivalents, beginning	7,926,372	6,498,869

Cash and cash equivalents, ending	$8,375,404	$7,714,236

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$369,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(35,711)	$881,946
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(88,000)	(921,489)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,124	34,076
Decrease (Increase) in other assets	-	2,633
(Decrease) Increase in accounts payable affiliates	98,514	(842,239)

Net cash (used in) provided by operating activities	(23,073)	(845,073)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	88,000	921,489

Net cash (used in) provided by investing activities	88,000	921,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,927	76,416

Cash and cash equivalents, beginning	245,496	187,333

Cash and cash equivalents, ending	$310,423	$263,749

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2011	2010

Cash flows from operating activities:
Net income (loss)	$(63,882)	$(80,832)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(105,039)	13,000

Net cash (used in) provided by operating activities	(168,921)	(67,832)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,921)	(67,832)

Cash and cash equivalents, beginning	338,841	287,156

Cash and cash equivalents, ending	$169,920	$219,324

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(112,305)	$631,950
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(738,514)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	10,950
Decrease (Increase) in other assets	-	2,500
(Decrease) Increase in accounts payable affiliates	(55,563)	108,576

Net cash (used in) provided by operating activities	(175,368)	15,462

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	738,514

Net cash (used in) provided by investing activities	-	738,514

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(175,368)	753,976

Cash and cash equivalents, beginning	344,376	150,885

Cash and cash equivalents, ending	$169,008	$904,861

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(115,504)	$575,982
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(668,669)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	25,900
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(83,162)	93,956

Net cash (used in) provided by operating activities	(206,166)	27,169

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	668,669

Net cash (used in) provided by investing activities	-	668,669

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206,166)	695,838

Cash and cash equivalents, beginning	325,579	96,567

Cash and cash equivalents, ending	$119,413	$792,405

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2011	2010

Cash flows from operating activities:

Net income (loss)	$22,558	$(35,688)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(107,131)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,578)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(16,582)	(11,050)

Net cash (used in) provided by operating activities	(105,733)	(46,738)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	107,131	-

Net cash (used in) provided by investing activities	107,131	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,398	(46,738)

Cash and cash equivalents, beginning	200,227	247,141

Cash and cash equivalents, ending	$201,625	$200,403

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2011	2010

Cash flows from operating activities:

Net income (loss)	$1,070,660	$17,965
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(1,065,241)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,992	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,902	9,206

Net cash (used in) provided by operating activities	81,313	27,171

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,065,241	-

Net cash (used in) provided by investing activities	1,065,241	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,146,554	27,171

Cash and cash equivalents, beginning	562,226	256,530

Cash and cash equivalents, ending	$1,708,780	$283,701

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(166,537)	$(214,873)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	170,208	155,722

Net cash (used in) provided by operating activities	(26,329)	(59,151)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,329)	(59,151)

Cash and cash equivalents, beginning	476,868	312,412

Cash and cash equivalents, ending	$450,539	$253,261

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

		2011	2010

Cash flows from operating activities:

Net income (loss)		$(130,051)	$(191,822)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization		32,696	34,246
Distributions from Operating Partnerships		-	-
Share of (Income) Loss from Operating Partnerships		-	6,678
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses		(10,000)	-
Decrease (Increase) in other assets		-	-
(Decrease) Increase in accounts payable affiliates		62,728	107,602

Net cash (used in) provided by operating activities		(44,627)	(43,296)
	0

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships		-	-
Proceeds from the disposition of Operating Partnerships		-	-

Net cash (used in) provided by investing activities		-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(44,627)	(43,296)

Cash and cash equivalents, beginning		550,614	273,885

Cash and cash equivalents, ending		$505,987	$230,589

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(153,873)	$(147,910)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	167,058	117,058

Net cash (used in) provided by operating activities	13,185	(30,852)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,185	(30,852)

Cash and cash equivalents, beginning	259,714	262,507

Cash and cash equivalents, ending	$272,899	$231,655

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(140,145)	$(213,811)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	14,474
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	24,395
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	165,702	165,702

Net cash (used in) provided by operating activities	25,557	(9,240)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,557	(9,240)

Cash and cash equivalents, beginning	214,315	206,375

Cash and cash equivalents, ending	$239,872	$197,135

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(100,236)	$(180,874)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	13,138
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	50,800
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(12,928)	93,086

Net cash (used in) provided by operating activities	(123,164)	(23,850)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,164)	(23,850)

Cash and cash equivalents, beginning	421,530	280,327

Cash and cash equivalents, ending	$298,366	$256,477

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(188,964)	$(201,711)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	182,076	182,076

Net cash (used in) provided by operating activities	(6,888)	(19,635)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,888)	(19,635)

Cash and cash equivalents, beginning	181,199	166,800

Cash and cash equivalents, ending	$174,311	$147,165

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(205,239)	$(419,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	52,794	265,260
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	141,714	146,694

Net cash (used in) provided by operating activities	(10,731)	7,462

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	60,000

Net cash (used in) provided by investing activities	-	60,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,731)	67,462

Cash and cash equivalents, beginning	495,360	340,581

Cash and cash equivalents, ending	$484,629	$408,043

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(84,629)	$(175,973)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	90,153
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,010	76,365

Net cash (used in) provided by operating activities	(16,619)	5,545

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	60,000

Net cash (used in) provided by investing activities	-	60,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,619)	65,545

Cash and cash equivalents, beginning	240,231	184,115

Cash and cash equivalents, ending	$223,612	$249,660

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(155,093)	$(458,525)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	112,188
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	171,936
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(66,751)	-
(Decrease) Increase in accounts payable affiliates	162,873	153,018

Net cash (used in) provided by operating activities	(58,971)	(21,383)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(58,971)	(21,383)

Cash and cash equivalents, beginning	64,486	74,138

Cash and cash equivalents, ending	$5,515	$52,755

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(204,582)	$(461,167)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	36,144
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	93,491	285,533
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	114,180	114,180

		-
Net cash (used in) provided by operating activities	3,089	(25,310)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,089	(25,310)

Cash and cash equivalents, beginning	116,848	127,244

Cash and cash equivalents, ending	$119,937	$101,934

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(140,390)	$(189,431)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,658	13,640
Share of (Income) Loss from Operating Partnerships	54,048	87,712
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	80,298	86,322

Net cash (used in) provided by operating activities	(2,386)	(1,757)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,386)	(1,757)

Cash and cash equivalents, beginning	133,266	142,855

Cash and cash equivalents, ending	$130,880	$141,098

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2011	2010

Cash flows from operating activities:

Net income (loss)	$40,599	$(337,507)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	59,124
Distributions from Operating Partnerships	3,658	47,169
Share of (Income) Loss from Operating Partnerships	(105,414)	176,505
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,432	102,432

Net cash (used in) provided by operating activities	41,275	47,723

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,275	47,723

Cash and cash equivalents, beginning	346,391	309,745

Cash and cash equivalents, ending	$387,666	$357,468

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(206,798)	$(361,150)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	6,980
Distributions from Operating Partnerships	45,718	23,117
Share of (Income) Loss from Operating Partnerships	112,397	254,373
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	13,009	82,200

		-
Net cash (used in) provided by operating activities	(35,674)	5,520

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,674)	5,520

Cash and cash equivalents, beginning	235,617	209,324

Cash and cash equivalents, ending	$199,943	$214,844

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(141,271)	$(394,505)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	5,558
Distributions from Operating Partnerships	15,288	12,754
Share of (Income) Loss from Operating Partnerships	54,758	316,093
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,400	68,400

Net cash (used in) provided by operating activities	(2,825)	8,300

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,825)	8,300

Cash and cash equivalents, beginning	187,805	183,296

Cash and cash equivalents, ending	$184,980	$191,596

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(364,105)	$(336,997)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	26,518
Distributions from Operating Partnerships	-	475
Share of (Income) Loss from Operating Partnerships	234,373	185,274
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	100,008	106,223

	-	-
Net cash (used in) provided by operating activities	(29,724)	(18,507)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

		-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(29,724)	(18,507)

Cash and cash equivalents, beginning	109,745	120,514

Cash and cash equivalents, ending	$80,021	$102,007

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(528,026)	$(132,446)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	76,408	111,256
Distributions from Operating Partnerships	12,141	3,026
Share of (Income) Loss from Operating Partnerships	312,104	(61,968)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(8,924)	8,924
Decrease (Increase) in other assets	-	834
(Decrease) Increase in accounts payable affiliates	119,034	(179,505)

Net cash (used in) provided by operating activities	(17,263)	(249,879)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	380,726

Net cash (used in) provided by investing activities	-	380,726

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,263)	130,847

Cash and cash equivalents, beginning	215,834	78,660

Cash and cash equivalents, ending	$198,571	$209,507

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(191,022)	$(199,408)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	35,858	49,692
Distributions from Operating Partnerships	36,550	150
Share of (Income) Loss from Operating Partnerships	33,353	95,877
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,890	124,890

Net cash (used in) provided by operating activities	39,629	71,201

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,361)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(100,361)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,629	(29,160)

Cash and cash equivalents, beginning	311,423	348,800

Cash and cash equivalents, ending	$351,052	$319,640

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$182,999

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(468,656)	$(390,142)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	49,458	123,874
Distributions from Operating Partnerships	64,812	1,368
Share of (Income) Loss from Operating Partnerships	255,518	180,726
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(85,806)
(Decrease) Increase in accounts payable affiliates	101,908	153,390

Net cash (used in) provided by operating activities	3,040	(16,590)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,040	(16,590)

Cash and cash equivalents, beginning	234,982	256,265

Cash and cash equivalents, ending	$238,022	$239,675

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$186,626

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(649,235)	$(716,896)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	141,400	141,991
Distributions from Operating Partnerships	-	5,728
Share of (Income) Loss from Operating Partnerships	401,391	424,271
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(104,834)
(Decrease) Increase in accounts payable affiliates	142,352	142,352

Net cash (used in) provided by operating activities	35,908	(107,388)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,908	(107,388)

Cash and cash equivalents, beginning	395,938	590,586

Cash and cash equivalents, ending	$431,846	$483,198

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(727,997)	$(979,727)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	136,546	136,546
Distributions from Operating Partnerships	39,205	22,376
Share of (Income) Loss from Operating Partnerships	392,636	624,715
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	183,282	83,282

Net cash (used in) provided by operating activities	23,672	(112,808)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,672	(112,808)

Cash and cash equivalents, beginning	425,893	537,189

Cash and cash equivalents, ending	$449,565	$424,381

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(474,095)	$(610,712)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	15,902	21,448
Distributions from Operating Partnerships	3,948	3,222
Share of (Income) Loss from Operating Partnerships	305,935	442,567
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,764	124,764

Net cash (used in) provided by operating activities	(23,546)	(18,711)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(11,223)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(11,223)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,546)	(29,934)

Cash and cash equivalents, beginning	291,568	267,639

Cash and cash equivalents, ending	$268,022	$237,705

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2011
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
September 30, 2011
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2011, and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2011 and 2010, an impairment loss of $1,764,564 and $1,810,230, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-6 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2011 is as follows:
2011
Series 27	$ 163,480
Series 41	298,920
Series 42	135,242
Series 43	279,310
Series 44	706,999
Series 45	409,638
Series 46	58,798
$2,052,387

The annual amortization for deferred acquisition costs for the years ending September 30, 2012, 2013, 2014, 2015 and 2016 is estimated to be $976,537, $976,537, $911,145, $758,328, and $758,328, respectively.

Capitalized Expenses

Costs incurred with borrowing funds to make capital contributions to Operating Partnerships and certain other costs are capitalized and included in investment in Operating Partnerships. The costs were being amortized on the straight-line method over 27.5 years. During the years ended March 31, 2011 and 2010, an impairment loss of $13,288 and $5,090, respectively, was recorded. As of March 31, 2011 all capitalized expenses have been impaired to zero for all Series.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2011 and 2010, are as follows:
	2011	2010
Series 20	$ 48,924	$ 57,930
Series 21	21,468	31,500
Series 22	49,032	51,613
Series 23	40,497	44,718
Series 24	38,943	44,475
Series 25	30,246	54,603
Series 26	85,104	102,862
Series 27	58,428	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	43,536	46,543
Series 31	91,038	91,038
Series 32	70,857	73,122
Series 33	34,005	34,903
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,177	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,549,373	$1,649,402

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2011 and 2010 are as follows:
	2011	2010
Series 20	$ -	$ 965,000
Series 21	50,000	50,000
Series 22	100,000	-
Series 23	100,000	-
Series 24	100,000	100,000
Series 25	-	100,000
Series 26	-	50,000
Series 27	-	50,000
Series 28	-	50,000
Series 30	100,000	-
Series 41	-	300,000
Series 45	-	100,000
	$ 450,000	$1,765,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2011 and 2010, the Fund has limited partnership interests in 460 and 479 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2011 and 2010 are as follows:
	2011	2010
Series 20	15	18
Series 21	9	10
Series 22	22	23
Series 23	16	17
Series 24	19	20
Series 25	12	19
Series 26	40	43
Series 27	15	16
Series 28	26	26
Series 29	21	21
Series 30	17	18
Series 31	26	26
Series 32	15	15
Series 33	9	9
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	22	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	460	479

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2011 and 2010 are as follows:
	2011	2010
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	10,020	22,861
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	169,577
Series 43	121,112	121,112
Series 44	254,640	590,561
Series 45	16,724	16,724
Series 46	-	8,915
	$1,145,981	$1,599,802

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2011 the Fund disposed of seven Operating Partnerships. A summary of the dispositions by Series for September 30, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	2	-	$88,000	$88,000
Sereis 24	1	-	107,131	107,131
Series 25	3	1	1,065,241	1,065,241

Total	6	1	$1,260,372	$1,260,372

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2011.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2011	2010

Revenues
Rental	$ 74,753,514	$ 79,909,978
Interest and other	3,083,333	2,643,883
	77,836,847	82,553,861

Expenses
Interest	16,210,932	17,801,669
Depreciation and amortization	21,985,899	23,441,421
Operating expenses	48,484,295	52,006,997
	86,681,126	93,250,087

NET INCOME (LOSS)	$ (8,844,279)	$(10,696,226)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (8,755,836)	$(10,589,259)

Net income (loss) allocated to other Partners	$ (88,443)	$ (106,967)

* Amounts include $(6,558,452) and $(6,467,633) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2011	2010
Revenues
Rental	$ 2,897,607	$ 3,270,892
Interest and other	283,027	149,817
	3,180,634	3,420,709

Expenses
Interest	531,654	687,761
Depreciation and amortization	655,309	858,308
Operating expenses	2,143,186	2,630,862
	3,330,149	4,176,931

NET INCOME (LOSS)	$ (149,515)	$ (756,222)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (148,020)	$ (748,660)

Net income (loss) allocated to other Partners	$ (1,495)	$ (7,562)

* Amounts include $(148,020) and $(748,660) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2011	2010
Revenues
Rental	$ 1,333,625	$ 1,407,438
Interest and other	82,197	27,046
	1,415,822	1,434,484

Expenses
Interest	362,020	422,060
Depreciation and amortization	281,393	311,508
Operating expenses	816,724	791,699
	1,460,137	1,525,267

NET INCOME (LOSS)	$ (44,315)	$ (90,783)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (43,872)	$ (89,875)

Net income (loss) allocated to other Partners	$ (443)	$ (908)

* Amounts include $(43,872) and $(89,875) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2011	2010
Revenues
Rental	$ 2,395,219	$ 2,411,690
Interest and other	129,429	169,334
	2,524,648	2,581,024

Expenses
Interest	405,068	459,822
Depreciation and amortization	697,822	719,773
Operating expenses	1,834,300	1,757,727
	2,937,190	2,937,322

NET INCOME (LOSS)	$ (412,542)	$ (356,298)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (408,417)	$ (352,735)

Net income (loss) allocated to other Partners	$ (4,125)	$ (3,563)

* Amounts include $(408,417) and $(352,735) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2011	2010
Revenues
Rental	$ 2,382,379	$ 2,583,916
Interest and other	111,458	176,879
	2,493,837	2,760,795

Expenses
Interest	442,732	534,413
Depreciation and amortization	587,794	619,531
Operating expenses	1,744,974	1,837,233
	2,775,500	2,991,177

NET INCOME (LOSS)	$ (281,663)	$ (230,382)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (278,845)	$ (228,077)

Net income (loss) allocated to other Partners	$ (2,818)	$ (2,305)

* Amounts include $(278,845) and $(228,077) for 2011 and 2010, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2011	2010
Revenues
Rental	$ 2,221,678	$ 2,504,743
Interest and other	65,428	42,325
	2,287,106	2,547,068

Expenses
Interest	434,804	542,590
Depreciation and amortization	613,519	747,266
Operating expenses	1,447,719	1,523,492
	2,496,042	2,813,348

NET INCOME (LOSS)	$ (208,936)	$ (266,280)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (206,847)	$ (263,617)

Net income (loss) allocated to other Partners	$ (2,089)	$ (2,663)

* Amounts include $(206,847) and $(263,617) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2011	2010
Revenues
Rental	$ 2,046,833	$ 4,439,729
Interest and other	123,316	68,109
	2,170,149	4,507,838

Expenses
Interest	375,920	806,619
Depreciation and amortization	526,661	880,815
Operating expenses	1,232,914	2,741,196
	2,135,495	4,428,630

NET INCOME (LOSS)	$ 34,654	$ 79,208

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ 34,307	$ 78,416

Net income (loss) allocated to other Partners	$ 347	$ 792

* Amounts include $34,307 and $78,416 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2011	2010
Revenues
Rental	$ 4,205,557	$ 5,580,981
Interest and other	153,808	180,083
	4,359,365	5,761,064

Expenses
Interest	759,490	1,028,365
Depreciation and amortization	1,112,812	1,307,349
Operating expenses	3,027,281	3,653,227
	4,899,583	5,988,941

NET INCOME (LOSS)	$ (540,218)	$ (227,877)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (534,816)	$ (225,598)

Net income (loss) allocated to other Partners	$ (5,402)	$ (2,279)

* Amounts include $(534,816) and $(225,598) for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2011	2010
Revenues
Rental	$ 2,713,378	$ 4,148,564
Interest and other	34,622	54,973
	2,748,000	4,203,537

Expenses
Interest	675,977	978,802
Depreciation and amortization	673,396	850,575
Operating expenses	1,537,855	2,075,925
	2,887,228	3,905,302

NET INCOME (LOSS)	$ (139,228)	$ 298,235

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (137,836)	$ 295,253

Net income (loss) allocated to other Partners	$ (1,392)	$ 2,982

* Amounts include $(137,836) and $301,931 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2011	2010
Revenues
Rental	$ 3,727,756	$ 3,456,698
Interest and other	80,578	70,857
	3,808,334	3,527,555

Expenses
Interest	714,034	681,979
Depreciation and amortization	1,068,019	1,071,875
Operating expenses	2,417,205	2,683,335
	4,199,258	4,437,189

NET INCOME (LOSS)	$ (390,924)	$ (909,634)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (387,015)	$ (900,538)

Net income (loss) allocated to other Partners	$ (3,909)	$ (9,096)

* Amounts include $(387,015) and $(900,538) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2011	2010
Revenues
Rental	$ 3,824,944	$ 3,795,641
Interest and other	180,240	99,490
	4,005,184	3,895,131

Expenses
Interest	686,031	833,299
Depreciation and amortization	1,153,479	1,277,253
Operating expenses	2,538,421	2,510,193
	4,377,931	4,620,745

NET INCOME (LOSS)	$ (372,747)	$ (725,614)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (369,020)	$ (718,358)

Net income (loss) allocated to other Partners	$ (3,727)	$ (7,256)

* Amounts include $(369,020) and $(693,963) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2011	2010
Revenues
Rental	$ 2,399,069	$ 2,622,310
Interest and other	46,776	49,956
	2,445,845	2,672,266

Expenses
Interest	400,847	419,549
Depreciation and amortization	575,697	621,737
Operating expenses	1,819,477	2,063,951
	2,796,021	3,105,237

NET INCOME (LOSS)	$ (350,176)	$ (432,971)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (346,674)	$ (428,641)

Net income (loss) allocated to other Partners	$ (3,502)	$ (4,330)

* Amounts include $(346,674) and $(377,841) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2011	2010
Revenues
Rental	$ 5,322,090	$ 5,153,609
Interest and other	183,285	134,636
	5,505,375	5,288,245

Expenses
Interest	977,477	947,083
Depreciation and amortization	1,460,349	1,666,736
Operating expenses	3,317,803	3,291,223
	5,755,629	5,905,042

NET INCOME (LOSS)	$ (250,254)	$ (616,797)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (247,751)	$ (610,629)

Net income (loss) allocated to other Partners	$ (2,503)	$ (6,168)

* Amounts include $(247,751) and $(610,629) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2011	2010
Revenues
Rental	$ 2,874,786	$ 3,023,568
Interest and other	165,326	93,905
	3,040,112	3,117,473

Expenses
Interest	624,777	633,907
Depreciation and amortization	1,077,939	1,125,546
Operating expenses	1,931,278	2,089,742
	3,633,994	3,849,195

NET INCOME (LOSS)	$ (593,882)	$ (731,722)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (587,943)	$ (724,405)

Net income (loss) allocated to other Partners	$ (5,939)	$ (7,317)

* Amounts include $(535,149) and $(399,145) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2011	2010
Revenues
Rental	$ 1,429,455	$ 1,420,960
Interest and other	44,560	50,403
	1,474,015	1,471,363

Expenses
Interest	368,860	388,451
Depreciation and amortization	498,368	502,994
Operating expenses	907,168	919,800
	1,774,396	1,811,245

NET INCOME (LOSS)	$ (300,381)	$ (339,882)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (297,377)	$ (336,483)

Net income (loss) allocated to other Partners	$ (3,004)	$ (3,399)

* Amounts include $(297,377) and $(186,330) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 34
	2011	2010
Revenues
Rental	$ 3,144,252	$ 2,900,573
Interest and other	122,868	96,577
	3,267,120	2,997,150

Expenses
Interest	641,513	720,845
Depreciation and amortization	1,118,144	1,076,757
Operating expenses	2,072,518	1,923,146
	3,832,175	3,720,748

NET INCOME (LOSS)	$ (565,055)	$ (723,598)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (559,404)	$ (716,362)

Net income (loss) allocated to other Partners	$ (5,651)	$ (7,236)

* Amounts include $(559,404) and $(544,426) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 35
	2011	2010
Revenues
Rental	$ 2,374,727	$ 2,317,349
Interest and other	87,845	144,109
	2,462,572	2,461,458

Expenses
Interest	617,470	529,319
Depreciation and amortization	865,354	778,370
Operating expenses	1,575,107	1,619,421
	3,057,931	2,927,110

NET INCOME (LOSS)	$ (595,359)	$ (465,652)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (589,405)	$ (460,995)

Net income (loss) allocated to other Partners	$ (5,954)	$ (4,657)

* Amounts include $(495,914) and $(175,462) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2011	2010
Revenues
Rental	$ 1,754,480	$ 1,747,040
Interest and other	42,693	49,463
	1,797,173	1,796,503

Expenses
Interest	391,918	424,892
Depreciation and amortization	505,895	513,326
Operating expenses	1,081,491	1,041,979
	1,979,304	1,980,197

NET INCOME (LOSS)	$ (182,131)	$ (183,694)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (180,310)	$ (181,857)

Net income (loss) allocated to other Partners	$ (1,821)	$ (1,837)

* Amounts include $(126,262) and $(94,145) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2011	2010
Revenues
Rental	$ 2,292,014	$ 2,291,029
Interest and other	84,348	80,070
	2,376,362	2,371,099

Expenses
Interest	348,250	409,418
Depreciation and amortization	811,178	846,322
Operating expenses	1,550,036	1,662,938
	2,709,464	2,918,678

NET INCOME (LOSS)	$ (333,102)	$ (547,579)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (329,771)	$ (542,103)

Net income (loss) allocated to other Partners	$ (3,331)	$ (5,476)

* Amounts include $(435,185) and $(365,598) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2011	2010
Revenues
Rental	$ 1,731,327	$ 1,727,696
Interest and other	69,240	77,709
	1,800,567	1,805,405

Expenses
Interest	393,065	387,454
Depreciation and amortization	560,744	567,294
Operating expenses	1,122,693	1,107,600
	2,076,502	2,062,348

NET INCOME (LOSS)	$ (275,935)	$ (256,943)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (273,176)	$ (254,373)

Net income (loss) allocated to other Partners	$ (2,759)	$ (2,570)

* Amounts include $(160,779) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2011	2010
Revenues
Rental	$ 1,266,157	$ 1,242,215
Interest and other	72,126	98,485
	1,338,283	1,340,700

Expenses
Interest	256,821	258,684
Depreciation and amortization	473,790	459,809
Operating expenses	910,871	941,493
	1,641,482	1,659,986

NET INCOME (LOSS)	$ (303,199)	$ (319,286)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (300,167)	$ (316,093)

Net income (loss) allocated to other Partners	$ (3,032)	$ (3,193)

* Amounts include $(245,409) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2011	2010
Revenues
Rental	$ 2,084,641	$ 1,964,617
Interest and other	70,286	61,757
	2,154,927	2,026,374

Expenses
Interest	462,522	495,795
Depreciation and amortization	664,779	619,463
Operating expenses	1,297,740	1,244,889
	2,425,041	2,360,147

NET INCOME (LOSS)	$ (270,114)	$ (333,773)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (267,413)	$ (330,435)

Net income (loss) allocated to other Partners	$ (2,701)	$ (3,338)

* Amounts include $(33,040) and $(145,161) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2011	2010
Revenues
Rental	$ 2,624,350	$ 2,569,207
Interest and other	74,064	68,496
	2,698,414	2,637,703

Expenses
Interest	731,683	732,801
Depreciation and amortization	754,197	758,643
Operating expenses	1,544,093	1,521,132
	3,029,973	3,012,576

NET INCOME (LOSS)	$ (331,559)	$ (374,873)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (328,243)	$ (371,124)

Net income (loss) allocated to other Partners	$ (3,316)	$ (3,749)

* Amounts include $(16,139) and $(52,366) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2011	2010
Revenues
Rental	$ 3,041,772	$ 2,945,430
Interest and other	136,146	107,337
	3,177,918	3,052,767

Expenses
Interest	732,891	681,806
Depreciation and amortization	839,248	832,535
Operating expenses	1,766,486	1,746,289
	3,338,625	3,260,630

NET INCOME (LOSS)	$ (160,707)	$ (207,863)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (159,100)	$ (205,784)

Net income (loss) allocated to other Partners	$ (1,607)	$ (2,079)

* Amounts include $(125,747) and $(109,907) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2011	2010
Revenues
Rental	$ 3,407,377	$ 3,415,971
Interest and other	131,870	103,289
	3,539,247	3,519,260

Expenses
Interest	778,746	734,813
Depreciation and amortization	1,066,580	1,078,601
Operating expenses	2,117,673	2,045,613
	3,962,999	3,859,027

NET INCOME (LOSS)	$ (423,752)	$ (339,767)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (419,514)	$ (336,369)

Net income (loss) allocated to other Partners	$ (4,238)	$ (3,398)

* Amounts include $(163,996) and $(155,643) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2011	2010
Revenues
Rental	$ 3,917,597	$ 3,827,977
Interest and other	123,470	87,651
	4,041,067	3,915,628

Expenses
Interest	1,285,764	1,151,852
Depreciation and amortization	1,199,517	1,199,060
Operating expenses	2,239,377	2,143,407
	4,724,658	4,494,319

NET INCOME (LOSS)	$ (683,591)	$ (578,691)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (676,755)	$ (572,904)

Net income (loss) allocated to other Partners	$ (6,836)	$ (5,787)

* Amounts include $(275,364) and $(148,633) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2011	2010
Revenues
Rental	$ 4,707,400	$ 4,616,020
Interest and other	272,178	153,599
	4,979,578	4,769,619

Expenses
Interest	1,118,720	1,144,589
Depreciation and amortization	1,446,924	1,464,297
Operating expenses	2,824,557	2,771,184
	5,390,201	5,380,070

NET INCOME (LOSS)	$ (410,623)	$ (610,451)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (406,517)	$ (604,346)

Net income (loss) allocated to other Partners	$ (4,106)	$ (6,105)

* Amounts include $(13,881) and $20,369 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2011	2010
Revenues
Rental	$ 2,633,044	$ 2,524,115
Interest and other	112,149	147,528
	2,745,193	2,671,643

Expenses
Interest	691,878	764,701
Depreciation and amortization	696,992	685,678
Operating expenses	1,665,348	1,668,301
	3,054,218	3,118,680

NET INCOME (LOSS)	$ (309,025)	$ (447,037)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (305,935)	$ (442,567)

Net income (loss) allocated to other Partners	$ (3,090)	$ (4,470)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2011

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to sell the interest in five Operating Partnerships. The estimated sales price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $516,643, the estimated gain on the sale of the Operating Partnerships is $15,600, and the sales are expected to be recognized in the third quarter of fiscal year 2012.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2011 were $1,549,373 and total fund management fees accrued as of September 30, 2011 were $52,387,532. During the six months ended September 30, 2011, $450,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2011, an affiliate of the general partner of the Fund advanced a total of $1,420,189 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2011, $16,275 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2011, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	16,275	96,562
Series 36	-	129,612
Series 39	-	220,455
Series 40	-	337,528
Series 41	-	359,757
Series 42	-	221,615
	$16,275	$1,420,189

During the six months ended September 30, 2011, $108,007, $53,627, $64,156, $54,128, $69,191 and $51,482 for Series 21, Series 22, Series 23, Series 27, Series 38 and Series 43, respectively, was paid by the Fund to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2011.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 9 of the Operating Partnerships and 15 remain.

Prior to the quarter ended September 30, 2011, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 5 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2011, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2011, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 6 of the Operating Partnerships and 16 remain.

Prior to the quarter ended September 30, 2011, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 5 of the Operating Partnerships and 19 remain.

During the quarter ended September 30, 2011, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 10 of the Operating Partnerships and 12 remain.

During the quarter ended September 30, 2011, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 5 of the Operating Partnerships and 40 remain.

During the quarter ended September 30, 2011, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of September 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 1 of the Operating Partnership and 15 remain.

During the quarter ended September 30, 2011, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of September 30, 2011. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended September 30, 2011, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2011, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of September 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2011, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2011. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2011, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2011. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2011, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of September 30, 2011. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 1 of the Operating Partnerships and 9 remain.

During the quarter ended September 30, 2011, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended September 30, 2011, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended September 30, 2011, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2011, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2011, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2011, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2011. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2011, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2011. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2011, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2011, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended September 30, 2011, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2011, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of September 30, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2011, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2011, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2011, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2011 and 2010, the Fund held limited partnership interests in 460 and 479 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2011, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 48,924	$ 2,306	$ 46,618
Series 21	21,468	3,639	17,829
Series 22	49,032	1,312	47,720
Series 23	40,497	-	40,497
Series 24	38,943	7,195	31,748
Series 25	30,246	5,437	24,809
Series 26	85,104	19,052	66,052
Series 27	58,428	3,000	55,428
Series 28	83,529	750	82,779
Series 29	82,851	11,325	71,526
Series 30	43,536	10,451	33,085
Series 31	91,038	9,168	81,870
Series 32	70,857	15,031	55,826
Series 33	34,005	6,969	27,036
Series 34	73,299	5,639	67,660
Series 35	57,090	32,500	24,590
Series 36	40,149	3,927	36,222
Series 37	51,216	8,000	43,216
Series 38	41,100	3,500	37,600
Series 39	34,200	-	34,200
Series 40	50,004	-	50,004
Series 41	59,517	3,476	56,041
Series 42	62,445	10,315	52,130
Series 43	76,695	4,115	72,580
Series 44	71,177	20,316	50,861
Series 45	91,641	21,710	69,931
Series 46	62,382	3,977	58,405
	$1,549,373	$213,110	$1,336,263

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 98,514	$ 4,882	$ 93,632
Series 21	52,968	4,639	48,329
Series 22	98,064	9,741	88,323
Series 23	80,994	3,500	77,494
Series 24	83,418	11,076	72,342
Series 25	68,902	74,262	(5,360)
Series 26	170,208	23,508	146,700
Series 27	116,856	27,291	89,565
Series 28	167,058	13,418	153,640
Series 29	165,702	48,284	117,418
Series 30	87,072	12,289	74,783
Series 31	182,076	19,724	162,352
Series 32	141,714	19,031	122,683
Series 33	68,010	6,969	61,041
Series 34	146,598	5,639	140,959
Series 35	114,180	32,500	81,680
Series 36	80,298	8,771	71,527
Series 37	102,432	18,518	83,914
Series 38	82,200	14,622	67,578
Series 39	68,400	7,200	61,200
Series 40	100,008	2,292	97,716
Series 41	119,034	14,873	104,161
Series 42	124,890	40,454	84,436
Series 43	153,390	30,720	122,670
Series 44	142,352	61,879	80,473
Series 45	183,282	29,222	154,060
Series 46	124,764	4,118	120,646
	$3,123,384	$549,422	$2,573,962

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 20 reflects a net loss from Operating Partnerships of $(149,515) and $(756,222), respectively, which includes depreciation and amortization of $655,309 and $858,308, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender issued a default notice, started the foreclosure process and appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. During the first quarter of 2010, the senior lender denied the Operating Partnership's request to restructure the debt and decided to proceed toward foreclosure. On March 24, 2010, the court granted the lender a judgment of foreclosure. The 2010 tax return was the final tax return for East Douglas Apartments Limited Partnership; it was completed and filed in second quarter of 2011.

2730 Lafferty Street Apartments, LP (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts continue to be focused on local medical offices and small businesses in Pasadena, as well as the City of Pasadena and Harris County Housing Authorities. In addition, move-in specials of one month free with a $100 deposit, and a resident referral program with a $300 discount, are in place. The property currently subscribes to GoSection8.com, which provides access to contact information of potential residents that recently received a housing voucher. The continued marketing efforts by management resulted in a 2010 average occupancy of 84%, a slight increase from the 2009 average. The property continued to operate below breakeven in 2010. Occupancy is averaging 86% through the third quarter of 2011 and operations are above breakeven status. In March 2011, the property converted from residents paying water bills to the owner paying water bills, resulting in an increase in the gross potential rent. Management stated the mortgage, taxes, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to 2730 Lafferty Street Apartments, LP.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the third quarter of 2011, the property continued to operate below breakeven due to low occupancy and high maintenance expenses. The property ended the third quarter 88% occupied. During the third quarter of 2011, management continued to turn vacant units, increasing maintenance expenses. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis, so that high maintenance expenses are expected to impact the property for the foreseeable future. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. The money has instead been used to fund turn work for the vacant units. The operating general partner is pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. During the third quarter of 2011, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Further, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,483 for Series 20 and Series 41, respectively. Of the total proceeds received, $18,709 and $9,757 for Series 20 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $763,431 and $380,726 were returned to cash reserves held by Series 20 and Series 41, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $763,431 and $380,726 for Series 20 and Series 41, respectively, as of June 30, 2010.

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

In September 2011, the investment general partner transferred its interest in Cynthiana Properties Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $403,513 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $15,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $33,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $33,000 as of September 30, 2011.

In August 2011, the operating general partner of Goldenrod Limited entered into an agreement to sell the property to an unrelated third-party buyer and the transaction closed on October 18, 2011. The sales price of the property was $6,855,742, which included the outstanding mortgage balance of approximately $6,668,627 and cash proceeds of $187,115. Of the total proceeds, $50,000 represents transaction costs and $137,115 was a brokerage commission. There were no proceeds returned to cash reserves held by Series 20 and Series 22, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded.

In October 2011, the investment general partner transferred its interest in Floral Acres Apartments II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $976,250 and cash proceeds to the investment partnership of $41,620. Of the total proceeds received, $16,020 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $15,600 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,600 as of October 31, 2011.

Series 21

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 21 reflects a net income (loss) from Operating Partnerships of $(44,315) and $(90,783), respectively, which includes depreciation and amortization of $281,393 and $311,508, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit 100% Low-Income Housing Tax Credit property located in Winslow, Maine. The property operated below breakeven through the third quarter of 2011 due to low rental rates and a high interest rate on the debt. The property was 100% occupied as of September 30, 2011. The operating general partner is currently considering increasing rental rates as part of 2012 budget preparations as increased rental income would offset high debt service. However, management indicates that increased competition in the area from new affordable properties may deter the rent increases. The mortgage and insurance are current; however, real estate taxes are delinquent. The investment general partner will continue to follow up with the operating general partner to ensure that the taxes are paid as the operating deficit guaranty is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Pumphouse Crossing II, LP (Pumphouse Crossing II Apartments) is a 48-unit family property located in Chippewa, Wisconsin. Occupancy as of September 30, 2011 was 97%. Although occupancy is strong and expenses remain reasonable, low rental rates in the area have prevented the property from achieving breakeven operations. The management company continues to market the available units by working closely with the Housing Authority, and by implementing various marketing efforts to attract qualified residents. The operating general partner continues to financially support the Operating Partnership as required. The mortgage, taxes, insurance and payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pumphouse Crossing II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding and as of September 2011 has not issued new notices with regard to the default on the loan. The Operating Partnership continues to make monthly interest and principal payments on the loan. The operating general partner is currently in the process of completing a loan modification with the lender. The modification proposed is interest only for the next three years at which time the note will mature (2014). The operating general partner hopes to have this resolved by year-end. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011/2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficit.

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

Pinedale II, LP (Pinedale Apartments II) is a 60-unit, family property located in Menomonie, Wisconsin. Occupancy was 95% as of September 30, 2011. The property's operating expenses are below the state averages for the investment limited partnership's portfolio of properties. Despite high occupancy and reasonable expenses, low rental rates in the area have prevented the property from achieving breakeven operations. The operating general partner continues to financially support the Operating Partnership. The mortgage, taxes, insurance and accounts payables are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Pinedale II, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 22

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 22 reflects a net loss from Operating Partnerships of $(412,542) and $(356,298), respectively, which includes depreciation and amortization of $697,822 and $719,773, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. The property averaged 90% occupancy in 2010 and operating expenses were 61.25% of the prior year's state per unit average. However, the property's net operating income was not sufficient to meet the annual debt service of approximately $35,000. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. According to management, another Illinois Housing Development Authority property opened in January 2010, saturating the market with a supply of income restricted units. As of September 30, 2011, occupancy was 87% and the property continues to operate below breakeven. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding and as of September 2011 has not issued new notices with regard to the default on the loan. The Operating Partnership continues to make monthly interest and principal payments on the loan. The operating general partner is currently in the process of completing a loan modification with the lender. The modification proposed is interest only for the next three years at which time the note will mature (2014). The operating general partner hopes to have this resolved by year-end. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. A foreclosure sale occurring in 2011/2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficit.

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150 and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership's cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

In August 2011, the operating general partner of Bayou Crossing LP entered into an agreement to sell the property to an unrelated third-party buyer and the transaction closed on October 18, 2011. The sales price of the property was $7,907,011, which included the outstanding mortgage balance of approximately $7,679,103 and cash proceeds of $227,908. Of the total proceeds, $50,000 represents transaction costs and $177,908 was a brokerage commission. There were no proceeds returned to cash reserves held by Series 22 and Series 23, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded.

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. As of September 30, 2011 occupancy remained strong at 97%. Despite strong occupancy, the property operated below breakeven through the third quarter of 2011 as a result of high administrative and maintenance expenses as well as high real estate taxes. The property is located in a sparsely populated area and the majority of its residents are retail employees who are struggling with diminished work hours and job loss. Management increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius and by advertising weekly in the local and county newspapers and on Craig's List. Management also started offering a temporary rental incentive of $105 off rent per month for the first year. As a result of management's marketing efforts, there was only 1 vacant unit by quarter end.

Maintenance expenses were high in the third quarter of 2011 due to a number of one-time repairs, which were not reimbursable from the replacement reserve account. Real estate taxes were high due to the fact that the property pays both county and city taxes. The county rate is comparable to what other properties pay in the market; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. In the third quarter of 2011, management researched appealing the taxes; however, they discovered the appeal would calculate the taxes based upon income which would actually increase the taxes. The investment general partner will continue to monitor these issues. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2011, the operating general partner of Goldenrod Limited entered into an agreement to sell the property to an unrelated third-party buyer and the transaction closed on October 18, 2011. The sales price of the property was $6,855,742, which included the outstanding mortgage balance of approximately $6,668,627 and cash proceeds of $187,115. Of the total proceeds, $50,000 represents transaction costs and $137,115 was a brokerage commission. There were no proceeds returned to cash reserves held by Series 20 and Series 22, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded.

Series 23

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 23 reflects a net loss from Operating Partnerships of $(281,663) and $(230,382), respectively, which includes depreciation and amortization of $587,794 and $619,531, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. Over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. The former management company was replaced on June 1, 2010 without the investment general partner's approval. The investment general partner has made several requests to the operating general partner for the 2010 audit. The operating general partner continues to delay finalizing the 2010 audit as they are negotiating pricing and the scope of work. The operating general partner stated that they filed an extension for the 2010 tax return. The lender filed a Summons and Complaint on August 25, 2010, which initiated the foreclosure process due to non-payment. The operating general partner and the lender came to a payment agreement in which the lender at that time confirmed that they received payment in full on February 10, 2011 and that the mortgage was assigned to an operating general partner related entity. Year-to-date average occupancy is 89% and the property is operating close to breakeven. The investment general partner continues to liaise with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 95% in the third quarter of 2011, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, maintenance and bad debt. Maintenance expenses were high due to high turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In July 2010, the operating general partner of Edmond Properties, A Limited Partnership approved an agreement to sell the property to an unrelated third party and the transaction closed on August 10, 2010. The sales price for the property was $6,565,000, which included the outstanding mortgage balance of approximately $4,198,481 and cash proceeds to the investment partnerships of $654,789 and $654,789 for Series 22 and Series 23, respectively. Of the total proceeds received, $7,500 and $7,500 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $647,289 and $647,289 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current-operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $647,289 and $647,289 for Series 22 and Series 23, respectively, as of September 30, 2010. In December 2010, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $15,150, and $15,150 which were returned to the cash reserves held by Series 22 and Series 23, respectively. In January 2011, the investment partnerships received its share of the remaining Operating Partnership's cash totaling $2,472 of which $1,236 and $1,236 were returned to the cash reserves held by Series 22 and Series 23, respectively.

In August 2011, the operating general partner of Bayou Crossing LP entered into an agreement to sell the property to an unrelated third-party buyer and the transaction closed on October 18, 2011. The sales price of the property was $7,907,011, which included the outstanding mortgage balance of approximately $7,679,103 and cash proceeds of $227,908. Of the total proceeds, $50,000 represents transaction costs and $177,908 was a brokerage commission. There were no proceeds returned to cash reserves held by Series 22 and Series 23, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded.

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

Series 24

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 24 reflects a net loss from Operating Partnerships of $(208,936) and $(266,280), respectively, which includes depreciation and amortization of $613,519 and $747,266, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Management has been working with the Department of Social Services in Westchester County through the County's shelter program. Through these efforts they identified a group of potential residents living in emergency housing units. These residents were being prepared for transition into permanent housing, and came with a subsidy provided by the Department of Social Services based on family size. As a result, occupancy has averaged 90% through the first three quarters of 2011, with September 2011 occupancy ending at 86%. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the third quarter of 2011 are running slightly above budget and the property continues to operate below breakeven. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. The tax credit compliance period expired December 31, 2010.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of September 30, 2011. Operating expenses are high mainly due to high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Industrial decline in the area has led to a dwindling population base from which to draw qualified residents, as only twenty-one of the property's seventy-two units have rental assistance. Consequently, the property has trouble competing with properties that offer more units with rental assistance. In 2009, the property averaged 73% occupancy and operated below breakeven. In 2010, average occupancy increased to 92%, but the property continued to operate below breakeven, although at a lesser extent than the previous year. The primary reasons that the property continues to operate below breakeven include: insufficient rental rates, vacancy loss, various capital improvement projects and additional replacement reserve funding per a Rural Development workout plan. Occupancy continued to stabilize in 2011 averaging 94% through the third quarter of 2011 and closing September 2011 at 96%. The improved occupancy is the result of a new community manager and a one free month rent concession. Management continues to market the property through local media and civic organizations. Rental rates were increased by $10 in 2011, potentially increasing cash flow by $9,000. The operating general partner continues to investigate the possibility of obtaining additional project-based rental assistance subsidy. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee is unlimited in time and amount. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2010, the average occupancy was 90% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the third quarter of 2011 the physical occupancy was 100% and the property was operating at breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Management states that market conditions have strengthened and leasing activities have increased. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner intends to continue to monitor operations and assist management in improving leasing standards as well as reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 25

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 25 reflects a net income from Operating Partnerships of $34,654 and $79,208, respectively, which includes depreciation and amortization of $526,661 and $880,815, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

M.R.H., LP (The Mary Ryder Home) is a 48-unit elderly property located in St. Louis, MO. The property experienced a decline in occupancy throughout 2010, with an annual average of 84%. As a result, maintenance costs associated with turnover expenses increased. High operating expenses caused the property to operate below breakeven in 2010. This trend has continued through September 2011. Occupancy has averaged 71% in the first three quarters of 2011. Management has reported that an improvement in occupancy is not expected for the remainder of 2011. The current deficits are being funded through charitable contributions and operating general partner advances. The investment general partner will continue to hold quarterly calls with the operating general partner until operations have stabilized. The operating deficit guarantee is unlimited in time and amount. The low income housing tax credit compliance period expires on December 31, 2011.

In January 2010, the operating general partner of Sandstone Village Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on April 9, 2010. The sales price of the property was $1,509,127, which included the outstanding mortgage balance of approximately $1,324,657 and cash proceeds to the investment partnership of $27,542. Of the total proceeds received, $13,134 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $14,408 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. No proceeds from the sale were returned to cash reserves. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

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

Series 26

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 26 reflects a net loss from Operating Partnerships of $(540,218) and $(227,877), respectively, which includes depreciation and amortization of $1,112,812 and $1,307,349, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. Through 2010, occupancy averaged 84%, and the property operated below breakeven. Operations were adversely affected by high vacancy, high administrative expenses relating to tenant turnover, and bad debt. Fargo has a large supply of affordable rental communities and not enough qualified people looking for units. In order to increase marketability, the operating general partner is making physical improvements, such as adding new landscaping and replacing appliances. The operating general partner reported that the market has strengthened and leasing activities picked up in the spring and summer of 2011. As of September 30, 2011, physical occupancy was 97%, but the property was operating below breakeven. Maintenance costs were high in the third quarter as a large storm hit in July and caused shingle and siding damage. The repairs were paid out of operations and an insurance claim has subsequently been filed. Management remains diligent in marketing and advertising throughout the local community via billboards and fliers. The marketing costs and storm damage have been partially responsible for the negative cash flow. The investment general partner will continue to work with the operating general partner to stabilize operations. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2010, average occupancy increased to 95% but the property operated slightly below breakeven. High real estate taxes, turnover costs, and high utility expenses negatively affected operations. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments has maintained high occupancy through the third quarter of 2011. At the end of September 2011 physical occupancy was 97% and the property was operating slightly below breakeven. Maintenance costs have been high as a large storm in July caused shingle and siding damage. The repairs were paid out of operations and an insurance claim has subsequently been filed. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 85%, and the property operated below breakeven. Low occupancy, high administrative and maintenance expenses, and bad debt negatively affected operations. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents, which has increased competition. As of September 30, 2011, physical occupancy had improved to 96%, but the property continued to operate below breakeven. The extremely harsh weather during this past winter drove up maintenance expenses and limited leasing activities. The operating general partner states that the market has strengthened and leasing activities have picked up with the warmer weather in the spring and summer of 2011. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 84% in 2010. The low occupancy, along with increased administrative and maintenance expenses, resulted in the property operating below breakeven. Management states that there is a large supply of affordable rental communities in the market and a limited pool of qualified residents. These factors, along with an extremely harsh winter in the Fargo area, had a negative impact on operations. The market strengthened in the spring and summer of 2011 and leasing improved. As of September 30, 2011, physical occupancy was 96%, but the property continued to operate below breakeven due to high maintenance expenses. Management states the increase in expenses is from unit turnover and the extremely harsh winter the Fargo area experienced. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

East Park II, LP (East Park Apartments II) is a 24-unit development in Dilworth, MN. Average occupancy in 2010 was 76% and operations were below breakeven due to the combination of increased vacancy loss and a significant increase in turnover costs. The property is comprised primarily of two and three bedroom units. As a result, the units appeal to families. The property experienced an increase in turnover as many families living at the property moved to competing properties that feature larger townhouses. However, the management company focused on market outreach in the third quarter and was successful at improving occupancy. At the close of the third quarter of 2011, physical occupancy was 96%, and the property was operating above breakeven. All real estate tax, mortgage, and insurance payments are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to East Park II, LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for East Park II, LP subsequent to September 30, 2011.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 29-unit senior property in Salem, Arkansas. In 2010, occupancy averaged 85% but the property operated above breakeven. The low occupancy was at least partially caused by the fact that the property does not receive rental assistance. Given the state of the economy, many seniors lack the financial resources to rent without rental assistance. In an effort to alleviate the upfront cost of moving, the property offered a move-in incentive of a deferred security deposit. Management continues to advertise heavily in the surrounding area newspapers. These strategies have been successful as occupancy increased to 96% at the end of the third quarter of 2011 and operations continued above breakeven. The investment general partner conducted a site visit in September 2010 and found the property to be in excellent condition with no deferred maintenance issues. The operating general partner continues to fund operating deficits. The mortgage payments, taxes, insurance, and accounts payables are all current. On December 31, 2011, the 15-year low income housing tax credit compliance period will expire with respect to Beckwood Manor One Limited Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Beckwood Manor One, Limited Partnership subsequent to September 30, 2011.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. In 2008, average occupancy was strong at 92%, and the property operated at breakeven. Occupancy fluctuated throughout 2009 and averaged 88% for the year, and the property operated below breakeven. The decrease in occupancy in 2009 was primarily due to evictions of several problematic tenants at the property that caused damages to the units. Security deposits were not refunded on these units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency was utilized to collect what the deposits did not cover. To address problem tenants and unit damages, management implemented quarterly unit inspections to ensure that tenants are maintaining them properly. When a unit is found to be in poor condition, management first sends a letter of notification to the tenant to inform them that they must clean and/or repair the unit. Management then does a follow-up inspection and provides further suggestions as to how the tenant can better maintain the unit. When a tenant does not take action after management has diligently worked with them to resolve the issue, based on the severity of the damage, management is forced to take further action. The proactive quarterly inspections performed by the site manager and the site maintenance technician tend to eliminate the necessity of evictions. A Quarterly Inspection Checklist is completed each time a unit is inspected, and the Checklists are maintained in the tenant files. Follow-up inspections are then conducted as needed, and all results are documented in the tenant files. Occupancy increased to an average of 93% in 2010 with operations above breakeven. Through the third quarter of 2011, occupancy averaged 91% with three vacant units as of September 30, 2011. Operations are currently below breakeven primarily due to a large operating expense of $22,600 for kitchen cabinets and countertops, and an additional expense of $5,000 for flooring. Had these expenses not occurred, then operations would be at breakeven. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated with a cash flow deficit. Operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. Occupancy has decreased to 67% as of September 30, 2011, and operations remain below breakeven. The investment general partner intends to continue to monitor the property until operations stabilize. The mortgage, tax and insurance payments are current. The low-income housing tax credit compliance period expires on December 31, 2011.

Jackson Bond, LP (Park Ridge Apartments) is a 136-unit family property located in Jackson, TN. Despite ending the quarter at 78% occupied, the property continued to operate below breakeven through the third quarter of 2011 due to favorable variable rate debt financing. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. During the third quarter, repairs for the wind damage were completed. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Jackson Bond, LP expires on December 31, 2014. Since the repairs are complete and the property is operating above breakeven, the investment general partner will cease reporting for Jackson Bond, LP subsequent to September 30, 2011.

Series 27

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 99.3% and 100%, respectively. The series had a total of 15 properties at September 30, 2011, of which 14 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 27 reflects a net income (loss) from Operating Partnerships of $(139,228) and $298,235, respectively, which includes depreciation and amortization of $673,396 and $850,575, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 91% as of September 30, 2011. Despite high occupancy and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of third quarter 2011, the 2008-2009 real estate taxes in the amount of $28,000 remained unpaid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner intends to continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends on December 31, 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Occupancy remains 100% through September 30, 2011. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010 the property made substantial progress collecting prior and current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn has also made payments towards reducing account payables. The resulting increase in cash flow has allowed the property to report slightly above breakeven operations in 2010, as well as fund monthly replacement reserves. The investment general partner received the 2011 operating budget and intends to continue to closely monitor 2011 results. Although Winn made progress in reducing tenant receivables and accounts payable in 2010, these account balances remain high in 2011. Management is hopeful that its attorney will speed up the eviction process of delinquent tenants upon receipt of monies owed to the attorney. The operating general partner is requesting funds from the reserve account to pay the attorney. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, and installing water-reducing devices in toilet tanks. The Department of Water and Sewer also provided educational brochures for the tenants that provide information on how to reduce their water and energy consumption, such as replacing light bulbs, reporting leaks, and sealing drafts. Throughout 2011, utility costs continue to be lower than budget. In the past seven months, Winn has made physical repairs to the roof, boilers, emergency lighting, compactor doors, and intercom system. The mortgage and insurance are current through the third quarter of 2011. The property is real estate tax exempt. The investment general partner continues to hold conference calls with the operating general partner and management to discuss overall performance of the property. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2010, occupancy averaged 84% and the property operated below breakeven. Fargo has a large supply of affordable rental communities and not enough qualified residents to fill all the units. Management has stated that there are a large number of voucher holders who are being provided voucher payment amounts from the local Housing Authority sufficient to allow them to live at conventional housing versus older, affordable housing properties such as Lake Apartments II. However, management noted that leasing activities improved during the summer, and it remains diligent in marketing the property through online ads, fliers and billboards. As of September 30, 2011, physical occupancy was 96%. Despite the increase in occupancy, the property continued to operate below breakeven due to increased maintenance expenses. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven through the third quarter of 2011 and was 89% occupied as of September 30, 2011. The property sustained fire damage in July 2011. The fire was caused when a plug-in air freshener overheated and ignited a sofa. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Management secured the unit and contacted the insurance company. The unit will require full restoration and management projects that all repairs will be completed by November 2011. The investment general partner will monitor management's progress and attempt to ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

Series 28

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 28 reflects a net loss from Operating Partnerships of $(390,924) and $(909,634), respectively, which includes depreciation and amortization of $1,068,019 and $1,071,875, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. The property reported average occupancy of 85% in 2010, ending the year with five vacancies and operations below breakeven. Occupancy is averaging 91% as of September 2011, with operations improving to above breakeven status. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March of 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved a management change which was finalized in April 2010. The new management company has a strong record of managing successful properties in this region and they made an immediate positive impact on this property. The operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property that was in need of repair. In total, the managing agent spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were ready to be rented. As a result of their efforts, occupancy improved to 98% as of December 31, 2010. Occupancy reached 100% in March 2011 but has since declined to 88% as of September 30, 2011 due to the loss of Section 8 vouchers by several tenants. Management is working with the local HUD field office to obtain more vouchers should they become available. Management has also started advertising to attract new qualified tenants. The property continues to operate at a deficit through September 2011. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. In 2010 operations were back above breakeven for the year, with average occupancy reported to be at 80%. As of September 30, 2011 occupancy remains at 80%. The mortgage and property taxes are current. The tax credit delivery period ended in 2007, and the low-income housing tax credit compliance period expires on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. Throughout 2010, occupancy was at 100%. Operating expenses were 15% above the state average, but the property still managed to generate cash flow for the year. In 2011, overall operating expenses increased even more. Maintenance expenses were particularly high due to staircase replacements on the property that were expensed in 2011. The property will not be reimbursed by the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated company employees. Despite an average occupancy of 98% in 2011, high operating expenses caused operations to fall below breakeven by the third quarter of 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. Their first course of action was to address all deferred maintenance issues at the property, which they completed in July and August of 2010. Improvements included repairs to stairways, concrete drives, and walks. There were over $20,000 in replacement reserve withdrawals used to address deferred maintenance items inherited upon the property's transfer. Funds were used for flooring, refrigerator and range replacement, stairwell painting, coil cleaning, pressure washing, and new windows. Occupancy improved 16% from 2009, averaging 96% in 2010, and increasing to an average of 98% through the third quarter of 2011. The property operated below breakeven in 2010 mainly due to a 90% increase in maintenance expenses. The property's expenses have decreased overall in 2011 in comparison to 2010 expenses, showing signs that the property's expenses are beginning to normalize. The property is currently operating above breakeven through the third quarter of 2011, and management expects operations to continue to improve as expenses at the property begin to stabilize. The investment general partner intends to continue to monitor expenses and occupancy until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the third quarter of 2011, the property continued to operate above breakeven and occupancy remained strong, ending the third quarter at 93%. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the third quarter, management was working with the insurance adjuster to correct discrepancies in the adjuster's report. Once the adjuster's report is corrected, the insurance company will issue funds for the repairs. Management anticipates that repairs will be completed by the end of the year to avoid potential recapture. The investment general partner will monitor management's progress and attempt to ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Athens Partners, LP expires on December 31, 2013.

Series 29

As of September 30, 2011 and 2010, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at September 30, 2011, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 29 reflects a net loss from Operating Partnerships of $(372,747) and $(725,614), respectively, which includes depreciation and amortization of $1,153,479 and $1,277,253, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until late in the third quarter 2011. It is now expected that the Missouri Court will take action on this matter late in the fourth quarter of 2011. Local Missouri counsel has been retained and is ready to take the deposition from the guarantors as soon as the aforementioned motion is approved. To date, the parties have been unable to agree on the appropriate size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in the first half of 2010 due to low average occupancy of 88% and increased operating expenses. Increased marketing efforts resulted in improved occupancy in the second part of the year. As of December 2010, the property was 90% occupied, and it operated above breakeven in 2010. Through third quarter 2011, the property was 89% occupied and was operating at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. During the third quarter of 2011, the property continued to operate below breakeven due to high maintenance and utility expenses. Occupancy decreased during the third quarter and the property closed the quarter at 90% occupied. Management noted that many of the move-outs were residents who moved in during the $99 move-in promotion and were unable to make timely rental payments. Maintenance expenses remained high as management continued to turn vacant units. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis, so that high maintenance expenses are expected to impact the property for the foreseeable future. During the third quarter, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Further, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities. All mortgage, tax and insurance payments are current. However, during the third quarter of 2011, the lender had to advance funds to pay delinquent 2010 real estate taxes. While the 2011 real estate taxes are not considered delinquent yet, it is unlikely that the property will have sufficient cash flow to pay the 2011 taxes. The lender may be unwilling to advance additional funds to pay the 2011 real estate taxes and the operating general partner has limited capacity to fund deficits. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments III, LP.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. Through the third quarter of 2011, the property operated with an average physical occupancy of 90%. However, as of September 30, physical occupancy declined to 79%. According to the management company, in December 2009, Forest Hill leased 20 units to residents that were displaced by a fire at a nearby senior property with HUD subsidized rents. As of the third quarter 2011, construction has been completed and the subsidized property was leasing again. All of the residents that were relocated to Forest Hill in 2009 are expected to return to their former property. Forest Hills Apartments continues to operate below breakeven in 2011 due to in large part to ongoing vacancy challenges. The management company, an affiliate of the operating general partner, appears focused on marketing initiatives to increase applicant traffic and occupancy. However, occupancy is not projected to increase above 75% in the fourth quarter of 2011. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits, as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven through the third quarter of 2011 and was 89% occupied as of September 30, 2011. The property sustained fire damage in July 2011. The fire was caused when a plug-in air freshener overheated and ignited a sofa. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Management secured the unit and contacted the insurance company. The unit will require full restoration and management projects that all repairs will be completed by November 2011. The investment general partner will monitor management's progress and attempt to ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Through the third quarter of 2011, occupancy has been averaging 68% and was 68% as of September 30, 2011. The property operated at a cash deficit in 2010 and the property continues to operation below breakeven in 2011. Total income in 2010 was down $33,000. Operating expenses were 22% below the prior year state average and maintenance expenses were down 56% in 2010. The investment general partner will monitor for potential deferred maintenance issues at the site. All real estate tax, mortgage, and insurance payments are current.

Series 30

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 30 reflects a net loss from Operating Partnerships of $(350,176) and $(432,971), respectively, which includes depreciation and amortization of $575,697 and $621,737, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. The property is operating slightly below breakeven with 75% occupancy as of September 2011. The recent decrease in occupancy is due to evictions for non-payment of rent. With the goal of increasing occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management is in contact with the local HUD office seeking new residents and aid for current residents who have difficulty making rent payments. As a rental incentive, management is offering two months free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The local economy continues to suffer from job cuts at local factories. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME.  Despite occupancy of 100% as of September 30, 2011, the property continued to operate below breakeven in the third quarter due to high bad debt, turnover costs and improvements to the property. Management's eviction of two residents for non-payment of rent contributed to high bad debt in August 2011. Due to the age of the property, management continues to make a number of necessary improvements during unit turns. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. Maintenance expenses were also high in the third quarter since the management company changed telephone providers companywide. As a result of the property's outdated telephone wiring system, the new telephone provider had to perform telephone rewiring and set-up. The property currently has a waitlist of 73 applicants and occupancy remains strong. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.  All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to a low of 77%, but rebounded to 87% by year-end 2010. The property operated above breakeven in 2010 due to reduced vacancy loss and lower maintenance costs. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Despite the competition, management has improved resident retention through the use of resident referral fees. Occupancy at Western Trails Apartments II is averaging 91% in 2011 with operations above breakeven. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011.

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. However, through the third quarter of 2011, occupancy is averaging 91%, but declined to 81% as of September 30, 2011. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the third quarter of 2011. The plan included the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. Management states that fliers distributed to local businesses, schools, and churches, and ads posted on Craigslist and the Douglas Country Chamber of Commerce website, resulted in weekly walk-ins. During the second quarter, management attended local fairs at malls in the Atlanta area promoting the site. In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs. To bolster resident retention, management hosted a Community Awareness meeting with the local police department as well as the first annual "Summer Splash Bash" to celebrate the opening of the pool season. Both events were well attended by residents.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Average occupancy was 100% through September 30, 2011 and the property continues to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to his sewer system. The investment general partner intends to continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Madison Partners (Park Trace Apartments) is an 84-unit property located in Jackson, TN. The property continued to operate above breakeven during 2011 and occupancy remained strong, ending the third quarter at 96%. During the second quarter of 2011 the property sustained wind damage due to severe thunderstorms. No residents were displaced as a result of the wind damage and management filed a claim for the damage with the insurance company. During the third quarter, repairs were completed to the property and management was awaiting a check from the insurance company to reimburse the cost of the repair work. Also, a liability claim for an alleged slip and fall lawsuit has been closed. The resident voluntarily dismissed the lawsuit. All mortgage, tax and insurance payments are current. As the storm damage repairs have been completed, the liability claim has been closed and and the property is operating above breakeven, the investment general partner will cease reporting for Madison Partners subsequent to September 30, 2011.

Series 31

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 31 reflects a net loss from Operating Partnerships of $(250,254) and $(616,797), respectively, which includes depreciation and amortization of $1,460,349 and $1,666,736, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 79% at the end of the third quarter of 2011. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the third quarter of 2011. All mortgage, insurance, and tax payments are current.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. As of September 30, 2011, occupancy was 96%; however, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Management's marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2011 increased over 2010 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. The operating general partner continues to fund operating deficits as needed. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the third quarter of 2011 as a result of four evictions for non-payment of rent. The evictions lowered occupancy and increased administrative and maintenance expenses because of legal and turn costs. As of September 30, 2011, the property was 82% occupied. Management continues to advertise the property on websites such as Craig's List, The Apartment Guide, and Maine Housing Authority and is offering rental incentives including one month of free rent and $300 for resident referrals. Marketing efforts have generated rental inquiries including 4 voucher holders whose applications are currently being screened; however, the majority of the applicants only satisfy the 40% area median income standard, rather than the required 60%. Since the four vacant units are at the 50% level, management lowered the 60% rents to the 50% rents. Management continues to reach out to the 40 people on the waitlist to find out if they can afford the 50% rent. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies.

Series 32

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2011, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2011 and 2010, Series 32 reflects a net loss from Operating Partnerships of $(593,882) and $(731,722), respectively, which includes depreciation and amortization of $1,077,939 and $1,125,546, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company appears more effective than any of the previous management firms and operations have moderately improved. For the third quarter of 2011 average occupancy was 97% compared to average occupancies of 93% and 94% reported for 2010 and 2009, respectively. Despite strong occupancy, the property continues to operate below breakeven. For the nine months ending September 30, 2011, net cash flow expended from property operations totaled approximately ($18,000). Net cash flows expended from property operations totaled ($23,707) and ($3,499) in 2010 and 2009, respectively. Although the quality of the tenant base and physical occupancy has improved since 2009, maintenance expenses and bad debt remain high. Also, rental rates have remained at a reduced level in order to compete with other properties in the sub-market. The local economy in northern Indiana remains weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $30,012 and $17,399 in 2010 and 2009, respectively. The mortgage, tax and insurance payments are current as of September 30, 2011.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt, operating expenses, and excessive receivable and accounts payable balances, the property operated slightly below breakeven in 2010. Through the third quarter of 2011, occupancy averaged 93%. Winn Residential became the new managing agent effective October 1, 2010. An executed management agreement was submitted to the investment general partner January 2011. Tenant receivables are an issue that has historically plagued the profitability of the project. Receivables continue to be excessive. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts receivables balance. Currently, there are ten residents that are either in the process of being evicted or under a repayment agreement with management. The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases. Management expects the attorney to speed up the eviction process once payment is received. Accounts payable remain high in 2011. The investment general partner is working with the general partner to prioritize which trade payables should be paid off first in order to decrease the balance. The investment general partner has received the 2011 operating budget and intends to continue to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Utility costs continue to be below the 2011 budget due to these retrofit kits. The operating general partner also informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from the roof leak. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Jackson Bond, LP (Park Ridge Apartments) is a 136-unit family property located in Jackson, TN. Despite ending the quarter at 78% occupied, the property continued to operate below breakeven through the third quarter of 2011 due to favorable variable rate debt financing. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. During the third quarter, repairs for the wind damage were completed. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Jackson Bond, LP expires on December 31, 2014. Since the repairs are complete and the property is operating above breakeven, the investment general partner will cease reporting for Jackson Bond, LP subsequent to September 30, 2011.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the third quarter of 2011, the property continued to operate above breakeven and occupancy remained strong, ending the third quarter at 93%. During the second quarter, the property sustained wind damage due to severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. No residents were displaced as a result of the wind damage. At the close of the third quarter, management was working with the insurance adjuster to correct discrepancies in the adjuster's report. Once the adjuster's report is corrected, the insurance company will issue funds for the repairs. Management anticipates that repairs will be completed by the end of the year to avoid potential recapture. The investment general partner will monitor management's progress and attempt to ensure that repairs are completed by the end of the year. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Athens Partners, LP expires on December 31, 2013.

Series 33

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 33 reflects a net loss from Operating Partnerships of $(300,381) and $(339,882), respectively, which includes depreciation and amortization of $498,368 and $502,994, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2011, the investment general partner transferred its interest in Bradford Group Partners of Jefferson County, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $978,663 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $30,000 will be paid to BCAMLP for expenses related to the transfer, which includes a surety bond and third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 33. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the expiration of the LIHTC Compliance Period on December 31, 2014, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the third quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the third quarter of 2011 the property was 95% occupied. Management continues to offer a concession of one half off of the first month's rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the property account due to non-payment, but management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program. Moving forward, the referral fee for current residents will increase with every new referral that signs a lease. During the third quarter, there was a grease fire in one unit. The unit sustained fire damage and the unit below sustained water damage. Management contacted the insurance company and at the close of the third quarter was finalizing a contract for the repairs to the damaged units. During the third quarter, the regional property manager left the industry. The replacement regional property manager is an inside hire with direct experience managing LIHTC properties. The investment general partner expects a smooth transition as the new regional property manager assumes control of the property. All mortgage, tax and insurance payments are current.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in the first half of 2011 due to high seasonal operating expenses; however, strong occupancy coupled with lower utility and maintenance costs allowed the property to operate above breakeven in the third quarter of 2011. Maintenance and utility costs decreased during the summer months when the property was not affected by significant heating and snow removal costs. Utilities were also lower as a result of decreased fuel consumption. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the third quarter of 2011 and occupancy remained strong, as the property ended the third quarter of 2011 at 94% occupancy. In the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. During the third quarter, the operating general partner completed the repairs for the wind damage and is awaiting a check from the insurance company. The property also sustained fire damage at the end of the second quarter when lightning struck a satellite dish and started a fire on the roof of a building. The fire spread to encompass the entire building. At the close of the third quarter, work is on-going to rebuild the building and management projects that the building will be completed in November, 2011. The investment general partner will monitor management's progress and attempt to ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

In October 2011, the investment general partner transferred its interest in Bradford Group Partners of Jefferson County, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $978,663 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $30,000 will be paid to BCAMLP for expenses related to the transfer, which includes a surety bond and third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 33. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the expiration of the LIHTC Compliance Period on December 31, 2014, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 34

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 34 reflects a net loss from Operating Partnerships of $(565,055) and $(723,598), respectively, which includes depreciation and amortization of $1,118,144 and $1,076,757, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania. The property operated below breakeven in 2010. Turnover in 2010 led to higher maintenance and bad debt expenses along with significantly increased tenant accounts receivable. The operating general partner attributed high maintenance costs to heating repairs, but also to the wear and tear that has occurred over the past twelve years. The tenant profile has a history of damaging the units prior to move out. The operating general partner has not provided occupancy reports since the second quarter of 2008, but recent reports indicate 100% occupancy in 2011. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property also experienced an increase in turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new management continues to work diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They continue to offer one month of free rent prorated over a 12-month lease. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Despite management's increased efforts, the subject property operated below breakeven in 2010 and lost ($121,017). The poor operations are attributed to low average occupancy, insufficient rental rates and high operating expenses. The property experienced low average occupancy in 2010, but did show improvements in the second half of the year. Through the third quarter of 2011 average occupancy has improved and the property has averaged 93% for the year. The operating expenses at this property remain high and are above state averages, specifically the administrative, maintenance and utility expenses. Management continues to work diligently to lower expense levels and their efforts have helped lower overall operating expenses in 2011. Collections have also improved. With the help of the improved occupancy and a decrease in expenses, the property has operated above breakeven through the third quarter. The property's mortgage, real estate taxes, and insurance are current as of September 30, 2011. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required. In October 2010 the investment general partner hired a third party site inspector to perform a physical inspection and perform a file review. The file audit came back with a score of "excellent" and the property appeared in good physical condition, per the inspector.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the third quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the third quarter the property was 95% occupied. Management continues to offer a concession of one half off of the first month's rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the property account due to non-payment, but management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program. Moving forward, the referral fee for current residents will increase with every new referral that signs a lease. During the third quarter, there was a grease fire in one unit. The unit sustained fire damage and the unit below sustained water damage. Management contacted the insurance company and at the close of the third quarter was finalizing a contract for the repairs to the damaged units. During the third quarter, the regional property manager left the industry. The replacement regional property manager is an inside hire with direct experience managing LIHTC properties. The investment general partner expects a smooth transition as the new regional property manager assumes control of the property. All mortgage, tax and insurance payments are current.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Occupancy, which had been in the low 80%s, has improved moderately and stabilized to average 94% for the third quarter of 2011 and 90% and 87% for 2010 and 2009, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased the overall marketing effort.

The local economy in northern Michigan has suffered over the last several years and remains weak. Through September 30, 2011 net cash flow expended from property operations totaled approximately ($41,500) due to an increases in administrative, utility and maintenance expenses. During 2010 and 2009, net cash flow expended from property operations totaled ($15,613) and ($17,876), respectively. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but temporarily ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments.

On December 6, 2010 the Operating Partnership received a formal Default Notice from its first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender did continue to accept monthly mortgage payments through June 2011 during the period of the on-going mortgage default. On May 11, 2011 the Operating Partnership received an Event of Default Notice accelerating the full amount of the debt and triggering the accrual of default interest. In addition, the Operating Partnership's 2010 PILOT payment of $31,697 was due to the taxing authority by June 15, 2011.

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default and $31,697 was paid to the taxing authority for the outstanding 2010 PILOT charge. The loan from the investment general partner bears interest at prime plus 1%, is payable from property cash flow by December 31, 2013, and is secured by the operating general partner's general partner interest in the Operating Partnership as well as cash flows from the general partnership interest in Hillside Club II LDHA LP, an unaffiliated entity owning the adjacent, Phase II property. The operating general partner is attempting to refinance the first mortgage loan. If successful, the refinance is anticipated to occur in the first or second quarter of 2012. As of September 30, 2011, all mortgage, tax, and insurance payments are current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. The operating general partner responded with move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011.

In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. However, through the third quarter of 2011, occupancy is averaging 91%, but declined to 81% as of September 30, 2011. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the third quarter of 2011. The plan included the following 12-point suggestions to be used for all managed properties: 1) restructuring the leasing compensation with a threshold of 95% occupancy; 2) providing gift cards or giving a $200 credit toward rent for resident referrals; 3) participating in the Fresh Start Program, a government funded program offering up to $3,000 to current and prospective tenants to pay off past bills in order to improve their credit rating; 4) initiating the Ambassador Program where the top 15 current residents can profit up to $2,200 a year by referring residents that move in and comply with all lease requirements for 30 days; 5) waiving late fees for first time offenders in order to enhance resident retention; 6) establishing a relationship with a third party collections agency; 7) creating a Look and Lease Program where prospective tenants will receive a small gift for viewing a model apartment; 8) corporate outreach with free advertising at local businesses; 9) using "spinners," people holding directional signs to the property to improve traffic; 10) holding job fairs on site; 11) Internet advertising through free websites; and 12) establishing relationships with local housing authorities in order to get tenants with mobile vouchers. The consultant continues to work with management to improve occupancy at the property. Management states that fliers distributed to local businesses, schools, and churches, and ads posted on Craigslist and the Douglas Country Chamber of Commerce website, resulted in weekly walk-ins. During the second quarter, management attended local fairs at malls in the Atlanta area promoting the site. In order to enhance curb appeal, management painted the property sign a brighter color and posted its spring-themed banners, flags, and signs. To bolster resident retention, management hosted a Community Awareness meeting with the local police department as well as the first annual "Summer Splash Bash" to celebrate the opening of the pool season. Both events were well attended by residents.

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

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. The property operated with below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing through a local bank to pay the balance of the 2009 and 2010 taxes. He has also begun the process of filing for a further tax abatement. In 2010, the property maintained an average occupancy of 97% with operations above breakeven. Occupancy continues to average 98% as of September 30, 2011. The investment general partner intends to continue to monitor property operations and the General Partner's efforts to secure financing for the property taxes. The low income housing tax credit compliance period expires on December 31, 2014.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the third quarter of 2011 and occupancy remained strong, the property ended the third quarter of 2011 at 94% occupancy. In the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms. Management immediately made the property weather-tight and filed a claim with the insurance company. During the third quarter, the operating general partner completed the repairs for the wind damage and is awaiting a check from the insurance company. The property also sustained fire damage at the end of the second quarter when lightning struck a satellite dish and started a fire on the roof of a building. The fire spread to encompass the entire building. At the close of the third quarter, work is on-going to rebuild the building and management projects that the building will be completed in November, 2011. The investment general partner will monitor management's progress and ensure that repairs are completed by the end of the year to avoid recapture. All mortgage, tax and insurance payments are current.

Series 35

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 35 reflects a net loss from Operating Partnerships of $(595,359) and $(465,652), respectively, which includes depreciation and amortization of $865,354 and $778,370, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property operated below breakeven in the third quarter of 2011 due to low occupancy caused by current housing market conditions, insufficient rental rates, and increasing operating expenses, specifically utilities, maintenance and insurance. Although average occupancy increased to 91% in the third quarter of 2011, further improvement is needed to achieve breakeven operations. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. The investment general partner continues to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in September 2009 to 88% as of December 2010. As of September 30 2011, occupancy is 87%. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

The investment general partner met with the operating general partner and visited this site in the third quarter of 2011. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Average occupancy was 100% through September 30, 2011 and the property continues to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to his sewer system. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 36 reflects a net loss from Operating Partnerships of $(182,131) and $(183,694), respectively, which includes depreciation and amortization of $505,895 and $513,326, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current since then partially through a release of funds from the Operating Partnership's debt service reserve. At the end of the third quarter of 2011, the two mortgages are current; however, the debt service reserve fund and the transition fund remain underfunded. To date, the lender has not issued a default notice.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 98% at the end of the third quarter of 2011. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. The property operated below breakeven in 2010 and continues to operate below breakeven through the third quarter of 2011. Although the mortgage lenders have not issued notices of default as of the end of the third quarter, they could do so since there are ongoing mortgage payment arrearages associated with payments to the debt service reserve fund and the transition fund. Such a notice could trigger a foreclosure action in 2011 if the operating general partner does not keep the mortgage current. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. In the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the last nine months that due to the operating general partner's inability to satisfy the lender's underwriting criteria, the lender would not be able to refinance the mortgage debt at the current time. At the end of the third quarter of 2011 the operating general partner and the investment general partner are continuing to investigate the possibility of selling this property to an owner that would be able to bring in new financing and guarantee that the property would stay compliant with LIHTC regulations through the end of the compliance period on December 31, 2013. If a sale or some type of refinancing does not occur as forecasted by the operating general partner, the property could go into foreclosure in 2012 if the operating general partner does not keep the mortgage payments current. A foreclosure sale in 2012 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $330,130, equivalent to $155 per 1,000 BACs. The investment general partner intends to continue to monitor the progress on these issues and encourage the operating general partner to fund deficits in a timelier manner.

Series 37

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 37 reflects a net loss from Operating Partnerships of $(333,102) and $(547,579), respectively, which includes depreciation and amortization of $811,178 and $846,322, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Wood, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 75% in September 2009 to 88% as of December 2010. As of September 30, 2011 occupancy is 87%. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

The investment general partner met with the operating general partner and visited this site in the third quarter of 2011. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. The property operated below breakeven in the first half of 2011 due to high seasonal operating expenses; however, strong occupancy coupled with lower utility and maintenance costs allowed the property to operate above breakeven in the third quarter of 2011. Maintenance and utility costs decreased during the summer months when the property was not affected by significant heating and snow removal costs. Utilities were also lower as a result of decreased fuel consumption. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2011, Baldwin Villas had mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas had various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy decreased to 79% for the third quarter of 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2011 approximately 43% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through September 30, 2011, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be issues. Utility expenses increased through September 30, 2011 and in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2011, these principal payments remain deferred. Furthermore, as of September 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of September 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of September 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $231,000, have not been paid by the Operating Partnership.

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

For the nine months ended September 30, 2011, the Operating Partnership has expended net cash flows of approximately ($146,000) funded primarily though accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and (307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

According to the operating general partner the lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of September 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $205,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $72,828 and tax credit recapture cost and interest penalty of $903,568 is equivalent to credit loss of $28 and recapture and interest of $352 per 1,000 BACs.

Series 38

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2011, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 38 reflects a net loss from Operating Partnerships of $(275,935) and $(256,943), respectively, which includes depreciation and amortization of $560,744 and $567,294, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 96% as of September 30, 2011.

The investment general partner met with the operating general partner and visited the site in September 2011. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been set up and landscaping improvements have been done to further enhance curb appeal. Management plans to upgrade the fitness equipment in 2011. All tax credit compliance files are kept in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2009, occupancy averaged 96% and the property was able to generate cash flow. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. In the third quarter of 2011, occupancy further dropped to 71%. Operating expenses decreased; however, the lower rental income resulted in below breakeven operations. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 39 reflects net loss from Operating Partnerships of $(303,199) and $(319,286), respectively, which includes depreciation and amortization of $473,790 and $459,809, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 96% as of September 30, 2011.

The investment general partner met with the operating general partner and visited the site in September 2011. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been set up and landscaping improvements have been done to further enhance curb appeal. Management plans to upgrade the fitness equipment in 2011. All tax credit compliance files are kept in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Series 40

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2011, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 40 reflects a net loss from Operating Partnerships of $(270,114) and $(333,773), respectively, which includes depreciation and amortization of $664,779 and $619,463, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2011, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy decreased to 79% for the third quarter of 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2011 approximately 43% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the Operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through September 30, 2011, the operating general partner has provided Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be issues. Utility expenses increased through September 30, 2011 and in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2011, these principal payments remain deferred. Furthermore, as of September 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of September 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of September 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $231,000, have not been paid by the Operating Partnership.

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

For the nine months ended September 30, 2011, the Operating Partnership has expended net cash flows of approximately ($146,000) funded primarily though accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and ($307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

According to the operating general partner, the lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of September 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $205,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $14,939 and tax credit recapture cost and interest penalty of $184,987 will result. This is equivalent to credit loss of $6 and recapture and interest of $69 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy steadily improved throughout 2011, from 63% at the end of the first quarter, to 79% at the end of the second quarter, to 85% at the end of the third quarter of 2011. Operations remain above breakeven status. Maintenance expenses have returned back to normal levels. The investment general partner plans to continue to work with the operating general partner to further increase occupancy. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 41 reflects a net loss from Operating Partnerships of $(331,559) and $(374,873), respectively, which includes depreciation and amortization of $754,197 and $758,643, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 77% in 2010. The low occupancy in 2010 was the result of the economic hardship that faces the area. As of September 30, 201l, occupancy was 67%. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. In addition, the management company, an affiliate of the operating general partner, is deferring all fees until operations improve. Despite operating below breakeven in 2010, the property has generated positive cash through the third quarter of 2011. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area, and receives rental assistance from Rural Development. In 2010 the property operated with an average occupancy of 86%. Occupancy declined to 81% as of September 30, 2011. The decline in occupancy is the result of the poor economic condition of the surrounding area. The property operated below breakeven in 2010. Operations have been slightly above breakeven through the third quarter of 2011 as the operating general partner has focused on reducing expenses. In addition, the management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. In 2010, average occupancy was 88% with operations just reaching breakeven status. As of September 30, 2011, occupancy is averaging 83% for the year with operations below breakeven status. The rent collection and eviction policies are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. The new operating general partner's first order of business was to address any existing deferred maintenance items, and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In addition, they built a fence around the property, added high intensity exterior lighting, and closed off one entrance to the property to reduce drive thru traffic. Security has improved as a result of these efforts. In June 2010, there was a fire at neighboring Bienville II Apartments, which displaced five rental assisted units. At the time, Bienville Apartments could accommodate these tenants so they were moved to Bienville Apartments on a temporary basis. As a result, occupancy at Bienville improved to 100% as of June 30, 2010. The repairs at Bienville II were completed in September and those displaced tenants were then moved from Bienville back to Bienville II. As a result, occupancy at Bienville dropped to 84% as of September 30, 2010. Management then refocused on leasing and marketing, improving occupancy to an average of 88% for 2010. According to the operating general partner, they improved their relationship with the local HUD office and other community action agencies and this has been effective at driving prospective tenants to the property. Through the third quarter of 2011, occupancy has averaged 93% with current occupancy at 88% as of September 30, 2011. In order to better address finding tenants for the four vacant units, the operating general partner is requesting that both the site manager and supervisor submit a written rent up plan for review by senior management. The operating general partner feels this request should help in understanding how the current site manager is marketing the units, and what additional tactics can be implemented to help improve the marketing and leasing process. The property operated below breakeven in 2010 mainly due to significant increases in maintenance expenses to address deferred maintenance items inherited upon the property's transfer. Expenses have decreased through the third quarter of 2011 compared to 2010 expenses, but are still high due to FHA required repairs and remaining deferred maintenance issues that are being addressed. The property has continued to operate below breakeven through the third quarter of 2011, but management expects expenses to start normalizing moving forward. Once the property's expenses stabilize, operations should improve allowing the property to operate above breakeven. The investment general partner intends to monitor occupancy and expenses at the site and continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

In June 2010, the investment general partner of Series 20 and Series 41 transferred their respective interests in Cascade Commons LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $22,279,256 and cash proceeds to the investment partnerships of $782,140 and $390,483 for Series 20 and Series 41, respectively. Of the total proceeds received, $18,709 and $9,757 for Series 20 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $763,431 and $380,726 were returned to cash reserves held by Series 20 and Series 41, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $763,431 and $380,726 for Series 20 and Series 41, respectively, as of June 30, 2010.

Series 42

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 42 reflects a net loss from Operating Partnerships of $(160,707) and $(207,863), respectively, which includes depreciation and amortization of $839,248 and $832,535, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven. Occupancy improved to 79% as of year-end 2010 and has improved to 93% as of the end of the third quarter of 2011. While the local economy has been a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property in past years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in August 2010. They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in December of 2010 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. It was also concluded that the new manager was professional and effective in her role. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2014. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 91% for 2010 and 85% for the first three quarters of 2011, and the property is operating above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation is expected to be complete in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of September 30, 2011. Accounts payable and accrued expenses stood at approximately $77,000 as of the end of the third quarter 2011, which equates to just under two months of operating expenses.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of September 30, 2011. Operating expenses are high mainly due to high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 43

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 43 reflects a net loss from Operating Partnerships of $(423,752) and $(339,767), respectively, which includes depreciation and amortization of $1,066,580 and $1,078,601, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Occupancy averaged 91% for 2010 and 85% for the first three quarters of 2011, and the property is operating above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation is expected to be complete in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of September 30, 2011. Accounts payable and accrued expenses stood at approximately $77,000 as of the end of the third quarter 2011, which equates to just under two months of operating expenses.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from high unemployment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In order for occupancy to remain above 90% the property needs to offer rental concessions. The property operated below breakeven in 2010, despite an increase in average occupancy to 91%. Average occupancy continued to increase in 2011 with the first quarter reporting an average of 96% and the second quarter reported full 100% occupancy. The third quarter showed a decrease in average occupancy to 89%. In 2011, the property has started to operate close to breakeven, while making the required replacement reserve deposits. During the first two quarters of 2011 the property continued to operate with a high accounts payable balance which was caused by unpaid management fees. These management fees are owed to both the previous and current management companies. With the increase in occupancy during 2011, all other vendors are being kept current, and a full fee is being paid each month plus one additional outstanding fee. These payments have resulted in a decrease in accounts payable during the third quarter of 2011. All taxes and insurance are current. The replacement reserve account is fully funded. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 that increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System; an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. Management has aggressively marketed the vacant units and average occupancy improved to 83% in 2010. At the end of the third quarter of 2011, the property showed a significant increase in average occupancy to 91%, but the property continued to operate below breakeven. The property's deficits were being funded through a USDA Rural Development approved Workout Agreement, which waived the annual replacement reserve deposit until December 31, 2012. During this time management reported that rent growth had become limited due to market rate competition in the area. As a means of attracting more potential tenants to the property, management has implemented a one-month rent concession. Marketing has been focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the newspaper. Management continues outreach to the local social service providers, but focusing on the Continuum of Care. Management reported on October 1, 2011 that the property's tax and insurance escrow is now fully funded, and they are currently $6,809 dollars ahead of their budgeted net operating income. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In 2009, the property operated below breakeven due to decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the fourth quarter of 2010, occupancy improved and as of December the property was 93% occupied. Despite improved occupancy, the property operated below breakeven in 2010. Through the third quarter of 2011 the property was 98% occupied. Again, despite the strong physical occupancy, low rental rates in the area continued to negatively impact cash flow and the property operated below breakeven. The management company continues to market the available units by working closely with the housing authority and by running various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner will continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 39-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt, operating expenses, and excessive receivable and accounts payable balances, the property operated slightly below breakeven in 2010. Through the third quarter of 2011, occupancy averaged 93%. Winn Residential became the new managing agent effective October 1, 2010. An executed management agreement was submitted to the investment general partner January 2011. Tenant receivables are an issue that has historically plagued the profitability of the project. Receivables continue to be excessive. New management has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. Winn continues to take action against delinquent tenants and states that an increase in tenant collection will aid in paying down the accounts receivables balance. Currently, there are ten residents that are either in the process of being evicted or under a repayment agreement with management. The operating general partner is currently requesting funds from the reserve account to pay the attorney that handles all eviction cases. Management expects the attorney to speed up the eviction process once payment is received. Accounts payable remains high in 2011. The investment general partner is working with the general partner to prioritize which trade payables should be paid off first in order to decrease the balance. The investment general partner has received the 2011 operating budget and intends to continue to closely monitor 2011 results. To combat the continued increase in utility costs, management implemented a water and sewer saving program in the third quarter of 2010. The Department of Water and Sewer provided a retrofit kit for each apartment. The property is expected to reduce consumption by 25-40%. The program consisted of upgrading showerheads, bathroom faucet aerators, and kitchen faucet aerators, as well as installing water-reducing devices in toilet tanks. All four improvements comprise the retrofit kits. The Department of Water and Sewer also provided educational brochures for the tenants. The brochures educate the tenants on how to reduce their water and energy consumption. Utility costs continue to be below the 2011 budget due to these retrofit kits. The operating general partner also informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from the roof leak. The mortgage and insurance are current. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of December 31, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in March 2011. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of June 30, 2011, the balance in the operating deficit reserve was down to $6,296, a balance that the Operating Partnership was able to maintain through September 30, 2011. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second and third quarters of 2011 as physical occupancy improved to average 95% and 94%, respectively. For the last two months of the second quarter of 2011 and all of the third quarter of 2011, the property operated at a breakeven level. While it appears that the rental market in Cobb County started to improve in the first half of 2011, the improvement will need to be sustained and then further strengthened to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts. If this market strengthening does not occur, the Operating Partnership could be exposed to foreclosure risk and potential recapture costs in 2012. If recapture were to occur in 2012, the investment limited partner would lose future tax credits of $324,495, and incur recapture and interest penalty costs of $888,890, equivalent to approximately $89 and $244 per 1,000 BACs respectively. Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner expects negotiations with the special servicer to continue through the fourth quarter of 2011; however, the outcome from these negotiations is uncertain at this time. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner will continue to negotiate with the special servicer and seek new capital (e.g. either a new equity investor or a mezzanine loan) to pay down the mortgage. Unless the special servicer backs off from its initial negotiating stance, it appears there is a high probability of a foreclosure occurring in 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of September 30, 2011.

Series 44

As of September 30, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 44 reflects a net loss from Operating Partnerships of $(683,591) and $(578,691), respectively, which includes depreciation and amortization of $1,199,517 and $1,199,060, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% for 2010 and for the first three quarters of 2011. Prior to the construction loan converting to conventional permanent fixed-rate financing in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds, as originally planned, and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

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

The Class B limited partner has an unlimited guarantee until rental achievement, which has not yet been confirmed by the operating general partner (three consecutive calendar months after permanent mortgage commencement in which the property generates a debt coverage ratio of 1.15 to 1.0). In an effort to facilitate the closing of the permanent financing, the investment general partner approved the release of the remaining equity due, prior to the Operating Partnership meeting rental achievement. However, as stated above, the requirement to meet rental achievement with respect to the guaranty remains in effect. The property's mortgage and insurance payments are current as of September 30, 2011.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner conveyed that they will continue to fund all deficits even as their operating deficit guarantee has expired. Occupancy improved in 2010 averaging 94%. Occupancy remains strong averaging 94% in 2011. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. Though occupancy remains strong, the property continues to operate below breakeven. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses and rental concessions, and high utility costs. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area have cut either staffing levels or worker's hours and this situation has not started to improve as of December 31, 2010. As most residents are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the decline in the construction industry has led to additional vacancies at the site. Management does not expect the job market to turn around in the near future. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it is still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in March 2011. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of June 30, 2011, the balance in the operating deficit reserve was down to $6,296, a balance that the Operating Partnership was able to maintain through September 30, 2011. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second and third quarters of 2011 as physical occupancy improved to average 95% and 94%, respectively. For the last two months of the second quarter of 2011 and all of the third quarter of 2011, the property operated at a breakeven level. While it appears that the rental market in Cobb County started to improve in the first half of 2011, the improvement will need to be sustained and then further strengthened to enable the Operating Partnership to continue making its monthly interest only mortgage payments through year end 2011, and its full monthly mortgage payment in 2012 when amortization re-starts. If this market strengthening does not occur, the Operating Partnership could be exposed to foreclosure risk and potential recapture costs in 2012. If recapture were to occur in 2012, the investment limited partner would lose future tax credits of $397,410, and incur recapture and interest penalty costs of $1,086,449, equivalent to approximately $147 and $402 per 1,000 BACs respectively. Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner expects negotiations with the special servicer to continue through the fourth quarter of 2011; however, the outcome from these negotiations is uncertain at this time. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner will continue to negotiate with the special servicer and seek new capital (e.g. either a new equity investor or a mezzanine loan) to pay down the mortgage. Unless the special servicer backs off from its initial negotiating stance, it appears there is a high probability of a foreclosure occurring in 2012. The interest only mortgage payment, real estate taxes and insurance payments are current as of September 30, 2011.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2010, occupancy remained relatively stable at 88%, but the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled approximately ($17,842). The operating deficit guaranty of the operating general partner expired on December 31, 2009; however, the operating general partner has continued to provide operating deficit advances to the Operating Partnership. The 2010 cash flow deficit was funded with operating general partner deficit advances. In 2011, occupancy declined to 72% as of September 30, 2011 and the property continues to operate significantly below breakeven due to high real estate taxes, maintenance and bad debt expenses. Moreover, bad debt expense increased to approximately $1,000 per unit to date in 2011. Through September 30, 2011, net cash flow expended by property operations totaled approximately ($188,000). The 2011 cash flow deficit was funded primarily by the accrual of real estate taxes and related penalties and interest, as well as advances from the operating general partner and its affiliates. Mortgage and insurance payments are current as of September 30, 2011.

During a site visit to property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with city and county officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2007. The estimated accrued real estate tax liability for Memphis 102 totals approximately $520,000 as of September 30, 2011.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorney representing the estate of a principal of the operating general partner negotiated with the lender and obtained a continuance of the hearing until November 1, 2011. As conditions of the continuance, the lender is requiring Memphis 102 and the four other unrelated LIHTC partnerships to meet certain benchmarks, including: 1) provide complete information on the status of past due real estate taxes for all properties, 2) obtain a written agreement by the County and City to stay all tax sales, 3) execute repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) install new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2012, the estimated credit loss of $1,013,185 and tax credit recapture cost and interest penalty of $1,650,587 is equivalent to credit loss of $375 and tax credit recapture and interest of $610 per 1,000 BACs.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Due to a downturn in the local economy and rising unemployment, operations suffered at Families First II in 2010. Despite average occupancy of 92%, the property operated below breakeven due to bad debt and escalating maintenance costs. In 2011, average occupancy remains strong at 93%, but the property continues to operate below breakeven. The investment general partner has scheduled a site visit in 2011 to discuss operational concerns with the operating general partner. The mortgage payments, insurance, and accounts payable are current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located in Bealeton, Virginia. Bealeton is located approximately 45 miles southwest of Washington D.C. The property consists of thirty low income housing tax credit units located in fifteen duplex townhomes, each having three bedrooms. Between the years 2004 and 2008, the property maintained an average occupancy of 95% - 98%. In 2009, occupancy averaged 88% for the year and the property operated below breakeven. In 2010, occupancy increased to an average of 99% and the property operated at breakeven. Occupancy fluctuated slightly during the third quarter of 2011 but remained stable at 93% as of September 30, 2011. Management has implemented a rent special, which has helped stabilize occupancy during this historically slow period. With the help of the rent special, management has the two remaining unoccupied units under contract and scheduled to be occupied by November 1, 2011. In 2011, the property continues to operate slightly above breakeven and is current with all trade payables. The property was inspected in June 2010 and was found to be in excellent condition. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 45 reflects a net loss from Operating Partnerships of $(410,623) and $(610,451), respectively, which includes depreciation and amortization of $1,446,924 and $1,464,297 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2011, Baldwin Villas has mounting unpaid debt service obligations, real estate taxes, and operating payables. In addition, Baldwin Villas has various technical defaults on its mortgage payable.

In October 2007, the operating general partner engaged a new property management company to manage several of its properties, including Baldwin Villas. Average occupancy decreased to 79% for the third quarter of 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2011 approximately 43% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in February 2011.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2009, the Operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through September 30, 2011, the operating general partner has provided Baldwin Villas operating advances totaling $101,846.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables; however, bad debt expense and evictions for non-payment of rent continue to be issues. Utility expenses increased through September 30, 2011 and in 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In the third quarter of 2008 the investment general partner received the 2007 draft audit which revealed that the operating general partner had renegotiated the loan agreement during 2007 resulting in the lender agreeing to the deferral of the scheduled principal payments for 2006 and 2007. As of September 30, 2011, these principal payments remain deferred. Furthermore, as of September 30, 2011, the scheduled principal payments for 2008, 2009 and 2010 have not been paid as well, although the lender elected to convert all unpaid principal payments to separate demand notes executed by the Operating Partnership. A principal payment on the demand note was due October 31, 2009; however, that payment has not been made. As of September 30, 2011, the Operating Partnership remains current on the interest portion of its debt service.

The lender obtained the funding for the debt through variable rate obligations bonds issued through the state housing authority and this funding is secured by an irrevocable letter of credit provided by the lender. As of September 30, 2011, letter of credit fees, which have been accruing at approximately $33,000 per quarter and totaled approximately $231,000, have not been paid by the Operating Partnership.

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

For the nine months ended September 30, 2011, the Operating Partnership has expended net cash flows of approximately ($146,000) funded primarily though accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and ($307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

According to the operating general partner, the lender has not yet issued a default notice to the Operating Partnership in regards to the mortgage and real estate payment deficiencies. The operating general partner is attempting to resolve these various debt issues with the lender. As of September 30, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2010 and 2009 totaling approximately $205,000 remain unpaid. The operating general partner did file appeals for the 2010 and 2009 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner is monitoring the management company's ability to increase occupancy and cash flow, reduce unit turnovers, and control maintenance expenses and bad debt. Also, the investment general partner continues to press the operating general partner for 1) a plan to pay down the mortgage and real estate tax deficiencies, and 2) providing appropriate operating deficit advances to both pay down growing payables and fund tenant turnover expenses. If the property is foreclosed in 2011, the estimated credit loss of $5,509 and tax credit recapture cost and interest penalty of $53,067 will result. This is equivalent to credit loss of $1 and recapture and interest of $13 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner conveyed that they will continue to fund all deficits even as their operating deficit guarantee has expired. Occupancy improved in 2010 averaging 94%. Occupancy remains strong averaging 94% in 2011. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. Though occupancy remains strong, the property continues to operate below breakeven. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses and rental concessions, and high utility costs. The property's mortgage, real estate tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2019.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2009, the property generated cash flow with 95% average occupancy and operating expenses below state averages. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. Through the third quarter of 2011, occupancy is averaging 89%. As a result of lower rental income and increased maintenance expenses, operations remain below breakeven in 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, Limited Partnership (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK. Operations were below breakeven in 2009 due to high maintenance and insurance costs, despite an average occupancy of 95%. Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account. Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 caused insurance costs to double. In 2010, the property once again suffered a deficit for the year. Maintenance expenses decreased slightly but not enough for operations to breakeven. Through the third quarter of 2011, occupancy averaged 97%, but operations remained below breakeven due to high operating expenses. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Series 46

As of September 30, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2011, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2011 and 2010, Series 46 reflects a net loss from Operating Partnerships of $(309,025) and $(447,037), respectively, which includes depreciation and amortization of $696,992 and $685,678, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wagoner Village Apartments, LP (Wagoner Village Apartments) is a 31-unit family property located in Wagoner, OK. Wagoner is a small town with limited employment opportunities. Wagoner Village has struggled to maintain a stabilized occupancy and to keep operations above breakeven. A more experienced manager took over the property in 2009 to increase marketing efforts and work closely with local businesses to improve occupancy through referrals. As a result of the marketing efforts and successful unit conversions, occupancy improved to an average of 91% in 2009, but rental rates remained insufficient to cover increased maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. Rural Development approved a $30-60 rent increase on all units effective January 1, 2010 that was projected to bring operations back above breakeven; however, average occupancy dropped to 82% and rental income actually decreased. Maintenance and insurance costs continued to increase and operations remained below breakeven for the year. By the third quarter of 2011, occupancy averaged 97% and rental income increased. As a result, operations are above breakeven despite operating expenses consistent with the previous year. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Wagoner Village Apartments, LP subsequent to September 30, 2011.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy, averaging 97% in 2010 and 97% for the first three quarters of 2011, the property is operating just below breakeven. The operating managing member hired a consultant to appeal the real estate assessment in March 2011; however, the consultant did not complete the appeal process before transferring to a new company. Therefore, the operating managing member has hired another consulting firm to appeal the 2011 assessed value via the payment under protest process when the first half of the 2011 taxes are paid in December 2011. In addition, because occupancy is very strong, in September 2010, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010. This increase in rental income along with a slight reduction in real estate taxes should result in the property operating above breakeven. In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its then current balance to its original commitment amount. This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears. The monthly mortgage, tax, and insurance payments are current as of September 30, 2011.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 14, 2011		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2011	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 14, 2011	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.