Form 10-Q
period 2011-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2012-02-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2011
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2011

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Operations 9 months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-152
Notes to Condensed Financial Statements	153-188

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	189-262

Item 3. Quantitative and Qualitative Disclosures About Market Risk	263

Item 4. Controls and Procedures	263

PART II OTHER INFORMATION

Item 1. Legal Proceedings	264

Item 1A. Risk Factors	264

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	264

Item 3. Defaults Upon Senior Securities	264

Item 4. Mine Safety Disclosures	264

Item 5. Other Information	264

Item 6. Exhibits	264

Signatures	265

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$43,507,956	$47,231,216

OTHER ASSETS
Cash and cash equivalents	9,025,242	7,926,372
Notes receivable	69,698	69,698
Acquisition costs net	4,406,800	5,139,203
Other assets	407,527	200,011

	$57,417,223	$60,566,500

LIABILITIES

Accounts payable & accrued expenses	$143,812	$184,088
Accounts payable affiliates (Note C)	55,336,079	51,518,653
Capital contributions payable	1,145,981	1,158,822

	56,625,872	52,861,563

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,649,080 are outstanding	7,949,658	14,794,108
General Partner	(7,158,307)	(7,089,171)

	791,351	7,704,937

	$57,417,223	$60,566,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	362,691	245,496
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$362,691	$245,496

LIABILITIES

Accounts payable & accrued expenses	$30,000	$17,876
Accounts payable affiliates (Note C)	2,832,441	2,695,130
Capital contributions payable	-	-

	2,862,441	2,713,006

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and outstanding	(2,166,501)	(2,134,583)
General Partner	(333,249)	(332,927)

	(2,499,750)	(2,467,510)

	$362,691	$245,496

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	365,080	338,841
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$365,080	$338,841

LIABILITIES

Accounts payable & accrued expenses	$18,020	$8,020
Accounts payable affiliates (Note C)	1,504,309	1,585,039
Capital contributions payable	-	-

	1,522,329	1,593,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(983,726)	(1,079,725)
General Partner	(173,523)	(174,493)

	(1,157,249)	(1,254,218)

	$365,080	$338,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	158,848	344,376
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$159,348	$344,876

LIABILITIES

Accounts payable & accrued expenses	$-	$12,501
Accounts payable affiliates (Note C)	2,987,548	3,001,623
Capital contributions payable	9,352	9,352

	2,996,900	3,023,476

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,590,093)	(2,432,731)
General Partner	(247,459)	(245,869)

	(2,837,552)	(2,678,600)

	$159,348	$344,876

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	119,567	325,579
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$119,567	$325,579

LIABILITIES

Accounts payable & accrued expenses	$12,300	$19,800
Accounts payable affiliates (Note C)	2,395,148	2,443,015
Capital contributions payable	-	-

	2,407,448	2,462,815

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,980,156)	(1,831,017)
General Partner	(307,725)	(306,219)

	(2,287,881)	(2,137,236)

	$119,567	$325,579

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	268,392	200,227
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$268,392	$200,227

LIABILITIES

Accounts payable & accrued expenses	$8,600	$8,178
Accounts payable affiliates (Note C)	2,631,489	2,610,014
Capital contributions payable	9,999	9,999

	2,650,088	2,628,191

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,172,582)	(2,218,387)
General Partner	(209,114)	(209,577)

	(2,381,696)	(2,427,964)

	$268,392	$200,227

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,737,311	562,226
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	154,856	1,250

	$1,892,167	$563,476

LIABILITIES

Accounts payable & accrued expenses	$62,378	$55,386
Accounts payable affiliates (Note C)	2,251,753	2,155,199
Capital contributions payable	10,001	10,001

	2,324,132	2,220,586

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and outstanding	(170,201)	(1,383,095)
General Partner	(261,764)	(274,015)

	(431,965)	(1,657,110)

	$1,892,167	$563,476

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	582,931	476,868
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$588,331	$482,268

LIABILITIES

Accounts payable & accrued expenses	$-	$30,000
Accounts payable affiliates (Note C)	2,555,872	2,300,560
Capital contributions payable	14,490	14,490

	2,570,362	2,345,050

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,621,958)	(1,503,901)
General Partner	(360,073)	(358,881)

	(1,982,031)	(1,862,782)

	$588,331	$482,268

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	515,493	550,614
Notes receivable	-	-
Acquisition costs net	81,739	130,783
Other assets	7,233	20,074

	$604,465	$701,471

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	2,316,655	2,195,499
Capital contributions payable	10,020	22,861

	2,326,675	2,228,360

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,498,541)	(1,305,173)
General Partner	(223,669)	(221,716)

	(1,722,210)	(1,526,889)

	$604,465	$701,471

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	279,388	259,714
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$282,938	$263,264

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,580,283	1,329,696
Capital contributions payable	40,968	40,968

	1,621,251	1,370,664

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and outstanding	(981,182)	(752,578)
General Partner	(357,131)	(354,822)

	(1,338,313)	(1,107,400)

	$282,938	$263,264

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	238,317	214,315
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$238,317	$214,315

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,143,750	2,895,197
Capital contributions payable	10,197	10,197

	3,153,947	2,905,394

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,547,826)	(2,325,521)
General Partner	(367,804)	(365,558)

	(2,915,630)	(2,691,079)

	$238,317	$214,315

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	297,744	421,530
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	6,675	6,675

	$304,419	$428,205

LIABILITIES

Accounts payable & accrued expenses	$677	$10,000
Accounts payable affiliates (Note C)	1,427,066	1,396,458
Capital contributions payable	127,396	127,396

	1,555,139	1,533,854

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,011,156)	(867,536)
General Partner	(239,564)	(238,113)

	(1,250,720)	(1,105,649)

	$304,419	$428,205

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$31,776	$31,776

OTHER ASSETS
Cash and cash equivalents	180,740	181,199
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$237,516	$237,975

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,620,076	2,346,962
Capital contributions payable	66,294	66,294

	2,686,370	2,413,256

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,045,107)	(1,774,270)
General Partner	(403,747)	(401,011)

	(2,448,854)	(2,175,281)

	$237,516	$237,975

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$52,794

OTHER ASSETS
Cash and cash equivalents	485,463	495,360
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$532,371	$595,062

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,623,582	2,411,011
Capital contributions payable	173,561	173,561

	2,797,143	2,584,572

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and outstanding	(1,835,762)	(1,563,253)
General Partner	(429,010)	(426,257)

	(2,264,772)	(1,989,510)

	$532,371	$595,062

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	288,981	240,231
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$288,981	$240,231

LIABILITIES

Accounts payable & accrued expenses	$11,837	$3,403
Accounts payable affiliates (Note C)	1,738,718	1,639,856
Capital contributions payable	69,154	69,154

	1,819,709	1,712,413

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,289,641)	(1,231,680)
General Partner	(241,087)	(240,502)

	(1,530,728)	(1,472,182)

	$288,981	$240,231

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	32,317	64,486
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	66,751	-

	$99,068	$64,486

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,264,672	3,022,850
Capital contributions payable	-	-

	3,264,672	3,022,850

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(2,833,558)	(2,628,390)
General Partner	(332,046)	(329,974)

	(3,165,604)	(2,958,364)

	$99,068	$64,486

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$93,491

OTHER ASSETS
Cash and cash equivalents	122,630	116,848
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$122,630	$210,339

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,784,972	1,613,702
Capital contributions payable	-	-

	1,784,972	1,613,702

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,363,693)	(1,107,304)
General Partner	(298,649)	(296,059)

	(1,662,342)	(1,403,363)

	$122,630	$210,339

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$57,706

OTHER ASSETS
Cash and cash equivalents	162,715	133,266
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$162,715	$190,972

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,961,274	1,840,826
Capital contributions payable	-	-

	1,961,274	1,840,826

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(1,601,910)	(1,454,692)
General Partner	(196,649)	(195,162)

	(1,798,559)	(1,649,854)

	$162,715	$190,972

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$188,008	$36,479

OTHER ASSETS
Cash and cash equivalents	382,155	346,391
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$570,163	$382,870

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,786,203	1,632,555
Capital contributions payable	138,438	138,438

	1,924,641	1,770,993

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,125,369)	(1,158,678)
General Partner	(229,109)	(229,445)

	(1,354,478)	(1,388,123)

	$570,163	$382,870

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$775,239	$999,523

OTHER ASSETS
Cash and cash equivalents	202,101	235,617
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$977,340	$1,235,140

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,446,932	1,392,823
Capital contributions payable	-	-

	1,446,932	1,392,823

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(246,612)	62,178
General Partner	(222,980)	(219,861)

	(469,592)	(157,683)

	$977,340	$1,235,140

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,249,822	$1,378,166

OTHER ASSETS
Cash and cash equivalents	186,267	187,805
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,436,089	$1,565,971

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,290,099	1,187,499
Capital contributions payable	-	-

	1,290,099	1,187,499

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	340,972	571,129
General Partner	(194,982)	(192,657)

	145,990	378,472

	$1,436,089	$1,565,971

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,191,898	$2,491,075

OTHER ASSETS
Cash and cash equivalents	83,775	109,745
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$2,275,673	$2,600,820

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,356,211	2,206,199
Capital contributions payable	102	102

	2,356,313	2,206,301

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	145,110	615,517
General Partner	(225,750)	(220,998)

	(80,640)	394,519

	$2,275,673	$2,600,820

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,300,517	$2,811,584

OTHER ASSETS
Cash and cash equivalents	198,530	215,834
Notes receivable	-	-
Acquisition costs net	343,839	458,451
Other assets	1,218	1,218

	$2,844,104	$3,487,087

LIABILITIES

Accounts payable & accrued expenses	$-	$8,924
Accounts payable affiliates (Note C)	2,596,623	2,418,072
Capital contributions payable	100	100

	2,596,723	2,427,096

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	494,076	1,298,560
General Partner	(246,695)	(238,569)

	247,381	1,059,991

	$2,844,104	$3,487,087

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,596,601	$3,740,801

OTHER ASSETS
Cash and cash equivalents	342,696	311,423
Notes receivable	22,790	22,790
Acquisition costs net	376,516	430,304
Other assets	51,003	51,003

	$4,389,606	$4,556,321

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,711,088	1,523,753
Capital contributions payable	73,433	73,433

	1,784,521	1,597,186

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	2,819,972	3,170,482
General Partner	(214,887)	(211,347)

	2,605,085	2,959,135

	$4,389,606	$4,556,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,182,809	$6,613,148

OTHER ASSETS
Cash and cash equivalents	232,688	234,982
Notes receivable	-	-
Acquisition costs net	519,305	593,492
Other assets	85,341	85,341

	$7,020,143	$7,526,963

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,882,973	1,704,370
Capital contributions payable	121,112	121,112

	2,004,085	1,825,482

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	5,287,419	5,965,988
General Partner	(271,361)	(264,507)

	5,016,058	5,701,481

	$7,020,143	$7,526,963

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,478,791	$5,205,103

OTHER ASSETS
Cash and cash equivalents	435,867	395,938
Notes receivable	-	-
Acquisition costs net	1,484,690	1,696,790
Other assets	-	-

	$6,399,348	$7,297,831

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,022,033	808,505
Capital contributions payable	254,640	254,640

	1,276,673	1,063,145

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	5,308,897	6,409,788
General Partner	(186,222)	(175,102)

	5,122,675	6,234,686

	$6,399,348	$7,297,831

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,367,165	$12,086,770

OTHER ASSETS
Cash and cash equivalents	459,784	425,893
Notes receivable	-	-
Acquisition costs net	1,433,732	1,638,551
Other assets	-	-

	$13,260,681	$14,151,214

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	908,916	633,993
Capital contributions payable	16,724	16,724

	925,640	650,717

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	12,565,353	13,719,154
General Partner	(230,312)	(218,657)

	12,335,041	13,500,497

	$13,260,681	$14,151,214

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2011	March 31, 2011

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$11,145,330	$11,632,800

OTHER ASSETS
Cash and cash equivalents	302,771	291,568
Notes receivable	-	-
Acquisition costs net	166,979	190,832
Other assets	-	-

	$11,615,080	$12,115,200

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	715,393	528,247
Capital contributions payable	-	-

	715,393	528,247

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	11,053,433	11,733,826
General Partner	(153,746)	(146,873)

	10,899,687	11,586,953

	$11,615,080	$12,115,200

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$7,162	$89,730
Other income	184,296	129,956

	191,458	219,686

Share of income (loss) from Operating Partnerships (Note D)	(915,519)	(425,059)

Expenses
Professional fees	25,616	28,246
Fund management fee, net (Note C)	1,132,369	1,291,430
Amortization	244,132	446,787
General and administrative expenses	172,887	207,011

	1,575,004	1,973,474

NET INCOME (LOSS)	$(2,299,065)	$(2,178,847)

Net income (loss) allocated to assignees	$(2,276,075)	$(2,157,060)

Net income (loss) allocated to general partner	$(22,990)	$(21,787)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2011	2010

Income
Interest income	$352	$935
Other income	-	-

	352	935

Share of income (loss) from Operating Partnerships (Note D)	15,600	-

Expenses
Professional fees	892	1,569
Fund management fee, net (Note C)	5,077	35,301
Amortization	-	-
General and administrative expenses	6,511	8,106

	12,480	44,976

NET INCOME (LOSS)	$3,472	$(44,041)

Net income (loss) allocated to assignees	$3,437	$(43,601)

Net income (loss) allocated to general partner	$35	$(440)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2011	2010

Income
Interest income	$240	$407
Other income	1	-

	241	407

Share of income (loss) from Operating Partnerships (Note D)	118,000	25,729

Expenses
Professional fees	718	2,236
Fund management fee, net (Note C)	(47,691)	(86,718)
Amortization	-	-
General and administrative expenses	4,365	5,027

	(42,608)	(79,455)

NET INCOME (LOSS)	$160,849	$105,591

Net income (loss) allocated to assignees	$159,241	$104,535

Net income (loss) allocated to general partner	$1,608	$1,056

Net income (loss) per BAC	$.08	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2011	2010

Income
Interest income	$104	$86
Other income	-	725

	104	811

Share of income (loss) from Operating Partnerships (Note D)	-	15,150

Expenses
Professional fees	912	164
Fund management fee, net (Note C)	39,988	45,636
Amortization	-	-
General and administrative expenses	5,851	6,966

	46,751	52,766

NET INCOME (LOSS)	$(46,647)	$(36,805)

Net income (loss) allocated to assignees	$(46,181)	$(36,437)

Net income (loss) allocated to general partner	$(466)	$(368)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2011	2010

Income
Interest income	$96	$167
Other income	-	108,866

	96	109,033

Share of income (loss) from Operating Partnerships (Note D)	-	15,150

Expenses
Professional fees	864	2,658
Fund management fee, net (Note C)	28,079	39,080
Amortization	-	-
General and administrative expenses	6,295	12,370

	35,238	54,108

NET INCOME (LOSS)	$(35,142)	$70,075

Net income (loss) allocated to assignees	$(34,791)	$69,374

Net income (loss) allocated to general partner	$(351)	$701

Net income (loss) per BAC	$(.01)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2011	2010

Income
Interest income	$261	$506
Other income	15,966	385

	16,227	891

Share of income (loss) from Operating Partnerships (Note D)	32,020	-

Expenses
Professional fees	737	1,143
Fund management fee, net (Note C)	18,532	41,129
Amortization	-	-
General and administrative expenses	5,267	6,085

	24,536	48,357

NET INCOME (LOSS)	$23,711	$(47,466)

Net income (loss) allocated to assignees	$23,474	$(46,991)

Net income (loss) allocated to general partner	$237	$(475)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2011	2010

Income
Interest income	$1,207	$755
Other income	24,004	-

	25,211	755

Share of income (loss) from Operating Partnerships (Note D)	150,106	84,378

Expenses
Professional fees	808	177
Fund management fee, net (Note C)	14,460	27,119
Amortization	-	-
General and administrative expenses	5,563	6,989

	20,831	34,285

NET INCOME (LOSS)	$154,486	$50,848

Net income (loss) allocated to assignees	$152,941	$50,340

Net income (loss) allocated to general partner	$1,545	$508

Net income (loss) per BAC	$.05	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2011	2010

Income
Interest income	$161	$279
Other income	128,292	2,040

	128,453	2,319

Share of income (loss) from Operating Partnerships (Note D)	-	1,451,966

Expenses
Professional fees	892	231
Fund management fee, net (Note C)	71,907	21,710
Amortization	-	-
General and administrative expenses	8,366	9,968

	81,165	31,909

NET INCOME (LOSS)	$47,288	$1,422,376

Net income (loss) allocated to assignees	$46,815	$1,408,152

Net income (loss) allocated to general partner	$473	$14,224

Net income (loss) per BAC	$.01	$.35

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2011	2010

Income
Interest income	$335	$508
Other income	1,500	-

	1,835	508

Share of income (loss) from Operating Partnerships (Note D)	-	(684,753)

Expenses
Professional fees	742	132
Fund management fee, net (Note C)	44,921	58,594
Amortization	16,347	17,123
General and administrative expenses	5,095	5,887

	67,105	81,736

NET INCOME (LOSS)	$(65,270)	$(765,981)

Net income (loss) allocated to assignees	$(64,617)	$(758,321)

Net income (loss) allocated to general partner	$(653)	$(7,660)

Net income (loss) per BAC	$(.03)	$(.31)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2011	2010

Income
Interest income	$377	$977
Other income	640	6,736

	1,017	7,713

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	851	205
Fund management fee, net (Note C)	70,129	59,329
Amortization	-	-
General and administrative expenses	7,077	8,228

	78,057	67,762

NET INCOME (LOSS)	$(77,040)	$(60,049)

Net income (loss) allocated to assignees	$(76,270)	$(59,449)

Net income (loss) allocated to general partner	$(770)	$(600)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2011	2010

Income
Interest income	$283	$564
Other income	20	-

	303	564

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,377	1,615
Fund management fee, net (Note C)	75,351	74,726
Amortization	-	7,237
General and administrative expenses	6,982	8,155

	84,710	91,733

NET INCOME (LOSS)	$(84,407)	$(91,169)

Net income (loss) allocated to assignees	$(83,563)	$(90,257)

Net income (loss) allocated to general partner	$(844)	$(912)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2011	2010

Income
Interest income	$412	$894
Other income	-	774

	412	1,668

Share of income (loss) from Operating Partnerships (Note D)	-	119,099

Expenses
Professional fees	746	135
Fund management fee, net (Note C)	39,213	37,673
Amortization	-	6,569
General and administrative expenses	5,289	6,124

	45,248	50,501

NET INCOME (LOSS)	$(44,836)	$70,266

Net income (loss) allocated to assignees	$(44,388)	$69,563

Net income (loss) allocated to general partner	$(448)	$703

Net income (loss) per BAC	$(.02)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2011	2010

Income
Interest income	$215	$515
Other income	1,437	-

	1,652	515

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	854	1,102
Fund management fee, net (Note C)	78,238	97,215
Amortization	-	-
General and administrative expenses	7,170	8,346

	86,262	106,663

NET INCOME (LOSS)	$(84,610)	$(106,148)

Net income (loss) allocated to assignees	$(83,764)	$(105,087)

Net income (loss) allocated to general partner	$(846)	$(1,061)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2011	2010

Income
Interest income	$463	$995
Other income	1,000	-

	1,463	995

Share of income (loss) from Operating Partnerships (Note D)	-	303,875

Expenses
Professional fees	884	570
Fund management fee, net (Note C)	63,857	71,706
Amortization	-	-
General and administrative expenses	6,745	8,447

	71,486	80,723

NET INCOME (LOSS)	$(70,023)	$224,147

Net income (loss) allocated to assignees	$(69,323)	$221,906

Net income (loss) allocated to general partner	$(700)	$2,241

Net income (loss) per BAC	$(.01)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 33

	2011	2010

Income
Interest income	$263	$464
Other income	2,736	4,345

	2,999	4,809

Share of income (loss) from Operating Partnerships (Note D)	21,566	-

Expenses
Professional fees	728	124
Fund management fee, net (Note C)	(7,398)	29,005
Amortization	-	-
General and administrative expenses	5,152	6,404

	(1,518)	35,533

NET INCOME (LOSS)	$26,083	$(30,724)

Net income (loss) allocated to assignees	$25,822	$(30,417)

Net income (loss) allocated to general partner	$261	$(307)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2011	2010

Income
Interest income	$8	$44
Other income	-	1,539

	8	1,583

Share of income (loss) from Operating Partnerships (Note D)	-	(28,787)

Expenses
Professional fees	1,035	169
Fund management fee, net (Note C)	44,784	72,099
Amortization	-	56,094
General and administrative expenses	6,335	7,768

	52,154	136,130

NET INCOME (LOSS)	$(52,146)	$(163,334)

Net income (loss) allocated to assignees	$(51,625)	$(161,701)

Net income (loss) allocated to general partner	$(521)	$(1,633)

Net income (loss) per BAC	$(.01)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2011	2010

Income
Interest income	$42	$199
Other income	-	4,094

	42	4,293

Share of income (loss) from Operating Partnerships (Note D)	-	(157,970)

Expenses
Professional fees	794	166
Fund management fee, net (Note C)	47,605	57,090
Amortization	-	18,072
General and administrative expenses	6,042	7,427

	54,441	82,755

NET INCOME (LOSS)	$(54,399)	$(236,432)

Net income (loss) allocated to assignees	$(53,855)	$(234,068)

Net income (loss) allocated to general partner	$(544)	$(2,364)

Net income (loss) per BAC	$(.02)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2011	2010

Income
Interest income	$42	$161
Other income	6,700	-

	6,742	161

Share of income (loss) from Operating Partnerships (Note D)	-	(50,512)

Expenses
Professional fees	697	102
Fund management fee, net (Note C)	9,126	39,716
Amortization	-	-
General and administrative expenses	5,234	5,962

	15,057	45,780

NET INCOME (LOSS)	$(8,315)	$(96,131)

Net income (loss) allocated to assignees	$(8,232)	$(95,170)

Net income (loss) allocated to general partner	$(83)	$(961)

Net income (loss) per BAC	$(.00)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2011	2010

Income
Interest income	$377	$855
Other income	-	-

	377	855

Share of income (loss) from Operating Partnerships (Note D)	49,773	(46,472)

Expenses
Professional fees	712	113
Fund management fee, net (Note C)	51,216	51,216
Amortization	-	29,562
General and administrative expenses	5,175	6,586

	57,103	87,477

NET INCOME (LOSS)	$(6,953)	$(133,094)

Net income (loss) allocated to assignees	$(6,883)	$(131,763)

Net income (loss) allocated to general partner	$(70)	$(1,331)

Net income (loss) per BAC	$(.00)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2011	2010

Income
Interest income	$59	$245
Other income	2,000	-

	2,059	245

Share of income (loss) from Operating Partnerships (Note D)	(66,169)	(158,762)

Expenses
Professional fees	721	119
Fund management fee, net (Note C)	34,820	40,286
Amortization	-	3,490
General and administrative expenses	5,460	6,978

	41,001	50,873

NET INCOME (LOSS)	$(105,111)	$(209,390)

Net income (loss) allocated to assignees	$(104,060)	$(207,296)

Net income (loss) allocated to general partner	$(1,051)	$(2,094)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2011	2010

Income
Interest income	$302	$836
Other income	-	-

	302	836

Share of income (loss) from Operating Partnerships (Note D)	(58,298)	(179,738)

Expenses
Professional fees	691	99
Fund management fee, net (Note C)	27,265	34,200
Amortization	-	2,779
General and administrative expenses	5,260	6,346

	33,216	43,424

NET INCOME (LOSS)	$(91,212)	$(222,326)

Net income (loss) allocated to assignees	$(90,300)	$(220,103)

Net income (loss) allocated to general partner	$(912)	$(2,223)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2011	2010

Income
Interest income	$32	$155
Other income	-	-

	32	155

Share of income (loss) from Operating Partnerships (Note D)	(64,804)	(75,748)

Expenses
Professional fees	708	111
Fund management fee, net (Note C)	39,504	49,329
Amortization	-	13,259
General and administrative expenses	6,071	7,262

	46,283	69,961

NET INCOME (LOSS)	$(111,055)	$(145,554)

Net income (loss) allocated to assignees	$(109,944)	$(144,098)

Net income (loss) allocated to general partner	$(1,111)	$(1,456)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2011	2010

Income
Interest income	$255	$499
Other income	-	25

	255	524

Share of income (loss) from Operating Partnerships (Note D)	(186,652)	(127,955)

Expenses
Professional fees	1,024	150
Fund management fee, net (Note C)	51,272	53,172
Amortization	38,204	55,628
General and administrative expenses	7,685	8,409

	98,185	117,359

NET INCOME (LOSS)	$(284,582)	$(244,790)

Net income (loss) allocated to assignees	$(281,736)	$(242,342)

Net income (loss) allocated to general partner	$(2,846)	$(2,448)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2011	2010

Income
Interest income	$103	$302
Other income	-	217

	103	519

Share of income (loss) from Operating Partnerships (Note D)	(74,297)	(58,589)

Expenses
Professional fees	1,002	1,753
Fund management fee, net (Note C)	62,445	60,751
Amortization	17,928	24,846
General and administrative expenses	7,460	8,058

	88,835	95,408

NET INCOME (LOSS)	$(163,029)	$(153,478)

Net income (loss) allocated to assignees	$(161,399)	$(151,943)

Net income (loss) allocated to general partner	$(1,630)	$(1,535)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2011	2010

Income
Interest income	$89	$573
Other income	-	25

	89	598

Share of income (loss) from Operating Partnerships (Note D)	(110,009)	(238,677)

Expenses
Professional fees	790	358
Fund management fee, net (Note C)	72,695	73,580
Amortization	24,729	61,937
General and administrative expenses	8,632	9,394

	106,846	145,269

NET INCOME (LOSS)	$(216,766)	$(383,348)

Net income (loss) allocated to assignees	$(214,598)	$(379,515)

Net income (loss) allocated to general partner	$(2,168)	$(3,833)

Net income (loss) per BAC	$(.06)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2011	2010

Income
Interest income	$225	$75,403
Other income	-	25

	225	75,428

Share of income (loss) from Operating Partnerships (Note D)	(319,842)	(241,446)

Expenses
Professional fees	2,864	12,706
Fund management fee, net (Note C)	62,814	71,176
Amortization	70,700	71,194
General and administrative expenses	6,784	7,257

	143,162	162,333

NET INCOME (LOSS)	$(462,779)	$(328,351)

Net income (loss) allocated to assignees	$(458,151)	$(325,067)

Net income (loss) allocated to general partner	$(4,628)	$(3,284)

Net income (loss) per BAC	$(.17)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2011	2010

Income
Interest income	$473	$1,151
Other income	-	25

	473	1,176

Share of income (loss) from Operating Partnerships (Note D)	(279,093)	(342,891)

Expenses
Professional fees	818	197
Fund management fee, net (Note C)	80,174	89,274
Amortization	68,273	68,273
General and administrative expenses	9,577	10,441

	158,842	168,185

NET INCOME (LOSS)	$(437,462)	$(509,900)

Net income (loss) allocated to assignees	$(433,087)	$(504,801)

Net income (loss) allocated to general partner	$(4,375)	$(5,099)

Net income (loss) per BAC	$(.11)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2011	2010

Income
Interest income	$386	$1,255
Other income	-	135

	386	1,390

Share of income (loss) from Operating Partnerships (Note D)	(143,420)	(48,106)

Expenses
Professional fees	755	142
Fund management fee, net (Note C)	53,986	48,036
Amortization	7,951	10,724
General and administrative expenses	7,444	8,021

	70,136	66,923

NET INCOME (LOSS)	$(213,170)	$(113,639)

Net income (loss) allocated to assignees	$(211,038)	$(112,503)

Net income (loss) allocated to general partner	$(2,132)	$(1,136)

Net income (loss) per BAC	$(.07)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2011	2010

Income
Interest income	$24,809	$124,097
Other income	423,489	544,043

	448,298	668,140

Share of income (loss) from Operating Partnerships (Note D)	(1,852,531)	(1,717,287)

Expenses
Professional fees	663,453	672,313
Fund management fee, net (Note C)	3,706,330	4,011,316
Amortization	732,403	1,339,965
General and administrative expenses	407,167	429,861

	5,509,353	6,453,455

NET INCOME (LOSS)	$(6,913,586)	$(7,502,602)

Net income (loss) allocated to assignees	$(6,844,450)	$(7,427,576)

Net income (loss) allocated to general partner	$(69,136)	$(75,026)

Net income (loss) per BAC	$(.08)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2011	2010

Income
Interest income	$1,390	$2,825
Other income	625	81,895

	2,015	84,720

Share of income (loss) from Operating Partnerships (Note D)	103,600	921,489

Expenses
Professional fees	23,640	34,099
Fund management fee, net (Note C)	98,709	116,576
Amortization	-	-
General and administrative expenses	15,506	17,631

	137,855	168,306

NET INCOME (LOSS)	$(32,240)	$837,903

Net income (loss) allocated to assignees	$(31,918)	$829,524

Net income (loss) allocated to general partner	$(322)	$8,379

Net income (loss) per BAC	$(.01)	$.21

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2011	2010

Income
Interest income	$776	$725
Other income	6,912	1,538

	7,688	2,263

Share of income (loss) from Operating Partnerships (Note D)	118,000	25,729

Expenses
Professional fees	16,907	20,430
Fund management fee, net (Note C)	638	(29,446)
Amortization	-	-
General and administrative expenses	11,174	12,249

	28,719	3,233

NET INCOME (LOSS)	$96,969	$24,759

Net income (loss) allocated to assignees	$95,999	$24,511

Net income (loss) allocated to general partner	$970	$248

Net income (loss) per BAC	$.05	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2011	2010

Income
Interest income	$229	$273
Other income	9,217	15,840

	9,446	16,113

Share of income (loss) from Operating Partnerships (Note D)	-	753,664

Expenses
Professional fees	26,445	26,579
Fund management fee, net (Note C)	128,311	133,950
Amortization	-	-
General and administrative expenses	13,642	14,103

	168,398	174,632

NET INCOME (LOSS)	$(158,952)	$595,145

Net income (loss) allocated to assignees	$(157,362)	$589,194

Net income (loss) allocated to general partner	$(1,590)	$5,951

Net income (loss) per BAC	$(.06)	$.23

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2011	2010

Income
Interest income	$287	$532
Other income	-	114,766

	287	115,298

Share of income (loss) from Operating Partnerships (Note D)	-	683,819

Expenses
Professional fees	30,425	25,141
Fund management fee, net (Note C)	105,573	107,640
Amortization	-	-
General and administrative expenses	14,934	20,278

	150,932	153,059

NET INCOME (LOSS)	$(150,645)	$646,058

Net income (loss) allocated to assignees	$(149,139)	$639,597

Net income (loss) allocated to general partner	$(1,506)	$6,461

Net income (loss) per BAC	$(.04)	$.19

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2011	2010

Income
Interest income	$890	$1,043
Other income	32,363	74,950

	33,253	75,993

Share of income (loss) from Operating Partnerships (Note D)	139,151	-

Expenses
Professional fees	22,856	25,989
Fund management fee, net (Note C)	90,874	119,353
Amortization	-	-
General and administrative expenses	12,406	13,805

	126,136	159,147

NET INCOME (LOSS)	$46,268	$(83,154)

Net income (loss) allocated to assignees	$45,805	$(82,322)

Net income (loss) allocated to general partner	$463	$(832)

Net income (loss) per BAC	$.02	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2011	2010

Income
Interest income	$2,529	$2,519
Other income	52,620	143,345

	55,149	145,864

Share of income (loss) from Operating Partnerships (Note D)	1,215,347	84,378

Expenses
Professional fees	22,642	23,330
Fund management fee, net (Note C)	9,100	122,529
Amortization	-	-
General and administrative expenses	13,609	15,569

	45,351	161,428

NET INCOME (LOSS)	$1,225,145	$68,814

Net income (loss) allocated to assignees	$1,212,894	$68,126

Net income (loss) allocated to general partner	$12,251	$688

Net income (loss) per BAC	$.40	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2011	2010

Income
Interest income	$494	$941
Other income	152,211	14,393

	152,705	15,334

Share of income (loss) from Operating Partnerships (Note D)	-	1,451,966

Expenses
Professional fees	36,600	37,824
Fund management fee, net (Note C)	218,607	202,869
Amortization	-	-
General and administrative expenses	16,747	19,103

	271,954	259,796

NET INCOME (LOSS)	$(119,249)	$1,207,504

Net income (loss) allocated to assignees	$(118,057)	$1,195,429

Net income (loss) allocated to general partner	$(1,192)	$12,075

Net income (loss) per BAC	$(.03)	$.30

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2011	2010

Income
Interest income	$997	$1,052
Other income	20,148	11,791

	21,145	12,843

Share of income (loss) from Operating Partnerships (Note D)	-	(691,431)

Expenses
Professional fees	20,576	20,119
Fund management fee, net (Note C)	134,486	195,389
Amortization	49,044	51,369
General and administrative expenses	12,360	12,338

	216,466	279,215

NET INCOME (LOSS)	$(195,321)	$(957,803)

Net income (loss) allocated to assignees	$(193,368)	$(948,225)

Net income (loss) allocated to general partner	$(1,953)	$(9,578)

Net income (loss) per BAC	$(.08)	$(.39)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2011	2010

Income
Interest income	$1,473	$2,962
Other income	33,284	28,868

	34,757	31,830

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	26,292	25,992
Fund management fee, net (Note C)	223,769	196,360
Amortization	-	-
General and administrative expenses	15,609	17,437

	265,670	239,789

NET INCOME (LOSS)	$(230,913)	$(207,959)

Net income (loss) allocated to assignees	$(228,604)	$(205,879)

Net income (loss) allocated to general partner	$(2,309)	$(2,080)

Net income (loss) per BAC	$(.06)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2011	2010

Income
Interest income	$966	$1,228
Other income	10,659	538

	11,625	1,766

Share of income (loss) from Operating Partnerships (Note D)	-	(24,395)

Expenses
Professional fees	27,599	26,775
Fund management fee, net (Note C)	192,769	216,278
Amortization	-	21,711
General and administrative expenses	15,808	17,587

	236,176	282,351

NET INCOME (LOSS)	$(224,551)	$(304,980)

Net income (loss) allocated to assignees	$(222,305)	$(301,930)

Net income (loss) allocated to general partner	$(2,246)	$(3,050)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2011	2010

Income
Interest income	$1,479	$3,002
Other income	2,004	2,535

	3,483	5,537

Share of income (loss) from Operating Partnerships (Note D)	-	68,299

Expenses
Professional fees	22,658	22,372
Fund management fee, net (Note C)	113,996	128,507
Amortization	-	19,707
General and administrative expenses	11,900	13,859

	148,554	184,445

NET INCOME (LOSS)	$(145,071)	$(110,609)

Net income (loss) allocated to assignees	$(143,620)	$(109,503)

Net income (loss) allocated to general partner	$(1,451)	$(1,106)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2011	2010

Income
Interest income	$812	$1,721
Other income	8,511	4,306

	9,323	6,027

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	26,558	28,221
Fund management fee, net (Note C)	240,590	268,113
Amortization	-	-
General and administrative expenses	15,748	17,552

	282,896	313,886

NET INCOME (LOSS)	$(273,573)	$(307,859)

Net income (loss) allocated to assignees	$(270,837)	$(304,780)

Net income (loss) allocated to general partner	$(2,736)	$(3,079)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2011	2010

Income
Interest income	$1,628	$3,046
Other income	1,664	6,262

	3,292	9,308

Share of income (loss) from Operating Partnerships (Note D)	(52,794)	38,615

Expenses
Professional fees	23,591	26,456
Fund management fee, net (Note C)	186,540	199,242
Amortization	-	-
General and administrative expenses	15,629	17,572

	225,760	243,270

NET INCOME (LOSS)	$(275,262)	$(195,347)

Net income (loss) allocated to assignees	$(272,509)	$(193,394)

Net income (loss) allocated to general partner	$(2,753)	$(1,953)

Net income (loss) per BAC	$(.06)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 33

	2011	2010

Income
Interest income	$855	$1,139
Other income	4,514	4,452

	5,369	5,591

Share of income (loss) from Operating Partnerships (Note D)	21,566	(90,153)

Expenses
Professional fees	17,888	19,564
Fund management fee, net (Note C)	53,643	88,760
Amortization	-	-
General and administrative expenses	13,950	13,810

	85,481	122,134

NET INCOME (LOSS)	$(58,546)	$(206,696)

Net income (loss) allocated to assignees	$(57,961)	$(204,629)

Net income (loss) allocated to general partner	$(585)	$(2,067)

Net income (loss) per BAC	$(.02)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2011	2010

Income
Interest income	$48	$139
Other income	22,853	1,539

	22,901	1,678

Share of income (loss) from Operating Partnerships (Note D)	-	(200,723)

Expenses
Professional fees	28,422	19,939
Fund management fee, net (Note C)	185,743	218,697
Amortization	-	168,282
General and administrative expenses	15,976	15,895

	230,141	422,813

NET INCOME (LOSS)	$(207,240)	$(621,858)

Net income (loss) allocated to assignees	$(205,168)	$(615,639)

Net income (loss) allocated to general partner	$(2,072)	$(6,219)

Net income (loss) per BAC	$(.06)	$(.17)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2011	2010

Income
Interest income	$227	$635
Other income	3,475	4,094

	3,702	4,729

Share of income (loss) from Operating Partnerships (Note D)	(93,491)	(443,503)

Expenses
Professional fees	24,300	17,914
Fund management fee, net (Note C)	129,285	171,270
Amortization	-	54,216
General and administrative expenses	15,605	15,425

	169,190	258,825

NET INCOME (LOSS)	$(258,979)	$(697,599)

Net income (loss) allocated to assignees	$(256,389)	$(690,623)

Net income (loss) allocated to general partner	$(2,590)	$(6,976)

Net income (loss) per BAC	$(.08)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2011	2010

Income
Interest income	$191	$514
Other income	18,309	-

	18,500	514

Share of income (loss) from Operating Partnerships (Note D)	(54,048)	(138,224)

Expenses
Professional fees	18,879	18,184
Fund management fee, net (Note C)	80,653	116,648
Amortization	-	-
General and administrative expenses	13,625	13,021

	113,157	147,853

NET INCOME (LOSS)	$(148,705)	$(285,563)

Net income (loss) allocated to assignees	$(147,218)	$(282,707)

Net income (loss) allocated to general partner	$(1,487)	$(2,856)

Net income (loss) per BAC	$(.07)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2011	2010

Income
Interest income	$1,360	$2,838
Other income	41,499	-

	42,859	2,838

Share of income (loss) from Operating Partnerships (Note D)	155,187	(222,977)

Expenses
Professional fees	15,524	14,901
Fund management fee, net (Note C)	135,130	133,148
Amortization	-	88,686
General and administrative expenses	13,747	13,726

	164,401	250,461

NET INCOME (LOSS)	$33,645	$(470,600)

Net income (loss) allocated to assignees	$33,309	$(465,894)

Net income (loss) allocated to general partner	$336	$(4,706)

Net income (loss) per BAC	$.01	$(.19)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2011	2010

Income
Interest income	$317	$699
Other income	2,000	-

	2,317	699

Share of income (loss) from Operating Partnerships (Note D)	(178,566)	(413,135)

Expenses
Professional fees	19,062	17,874
Fund management fee, net (Note C)	102,398	115,465
Amortization	-	10,470
General and administrative expenses	14,200	14,295

	135,660	158,104

NET INCOME (LOSS)	$(311,909)	$(570,540)

Net income (loss) allocated to assignees	$(308,790)	$(564,835)

Net income (loss) allocated to general partner	$(3,119)	$(5,705)

Net income (loss) per BAC	$(.12)	$(.22)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2011	2010

Income
Interest income	$1,237	$2,096
Other income	-	-

	1,237	2,096

Share of income (loss) from Operating Partnerships (Note D)	(113,056)	(495,831)

Expenses
Professional fees	18,826	17,228
Fund management fee, net (Note C)	88,465	84,200
Amortization	-	8,337
General and administrative expenses	13,372	13,331

	120,663	123,096

NET INCOME (LOSS)	$(232,482)	$(616,831)

Net income (loss) allocated to assignees	$(230,157)	$(610,663)

Net income (loss) allocated to general partner	$(2,325)	$(6,168)

Net income (loss) per BAC	$(.10)	$(.27)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2011	2010

Income
Interest income	$176	$496
Other income	-	-

	176	496

Share of income (loss) from Operating Partnerships (Note D)	(299,177)	(261,022)

Expenses
Professional fees	24,394	23,623
Fund management fee, net (Note C)	137,220	143,707
Amortization	-	39,777
General and administrative expenses	14,544	14,918

	176,158	222,025

NET INCOME (LOSS)	$(475,159)	$(482,551)

Net income (loss) allocated to assignees	$(470,407)	$(477,725)

Net income (loss) allocated to general partner	$(4,752)	$(4,826)

Net income (loss) per BAC	$(.18)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2011	2010

Income
Interest income	$877	$1,019
Other income	-	32,502

	877	33,521

Share of income (loss) from Operating Partnerships (Note D)	(498,756)	(65,987)

Expenses
Professional fees	27,671	26,152
Fund management fee, net (Note C)	155,433	134,708
Amortization	114,612	166,884
General and administrative expenses	17,015	17,024

	314,731	344,768

NET INCOME (LOSS)	$(812,610)	$(377,234)

Net income (loss) allocated to assignees	$(804,484)	$(373,462)

Net income (loss) allocated to general partner	$(8,126)	$(3,772)

Net income (loss) per BAC	$(.28)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2011	2010

Income
Interest income	$440	$7,367
Other income	621	218

	1,061	7,585

Share of income (loss) from Operating Partnerships (Note D)	(107,650)	(154,466)

Expenses
Professional fees	28,995	31,493
Fund management fee, net (Note C)	146,881	82,316
Amortization	53,788	74,538
General and administrative expenses	17,797	17,657

	247,461	206,004

NET INCOME (LOSS)	$(354,050)	$(352,885)

Net income (loss) allocated to assignees	$(350,510)	$(349,356)

Net income (loss) allocated to general partner	$(3,540)	$(3,529)

Net income (loss) per BAC	$(.13)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2011	2010

Income
Interest income	$527	$1,529
Other income	-	25

	527	1,554

Share of income (loss) from Operating Partnerships (Note D)	(365,527)	(419,403)

Expenses
Professional fees	32,349	34,513
Fund management fee, net (Note C)	195,365	116,692
Amortization	74,187	185,812
General and administrative expenses	18,522	18,626

	320,423	355,643

NET INCOME (LOSS)	$(685,423)	$(773,492)

Net income (loss) allocated to assignees	$(678,569)	$(765,757)

Net income (loss) allocated to general partner	$(6,854)	$(7,735)

Net income (loss) per BAC	$(.19)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2011	2010

Income
Interest income	$1,149	$77,371
Other income	-	25

	1,149	77,396

Share of income (loss) from Operating Partnerships (Note D)	(721,233)	(665,717)

Expenses
Professional fees	20,773	30,038
Fund management fee, net (Note C)	143,286	198,525
Amortization	212,100	213,185
General and administrative expenses	15,768	15,178

	391,927	456,926

NET INCOME (LOSS)	$(1,112,011)	$(1,045,247)

Net income (loss) allocated to assignees	$(1,100,891)	$(1,034,795)

Net income (loss) allocated to general partner	$(11,120)	$(10,452)

Net income (loss) per BAC	$(.41)	$(.38)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2011	2010

Income
Interest income	$1,737	$2,994
Other income	-	26

	1,737	3,020

Share of income (loss) from Operating Partnerships (Note D)	(671,729)	(967,606)

Expenses
Professional fees	35,850	34,657
Fund management fee, net (Note C)	234,234	264,654
Amortization	204,819	204,819
General and administrative expenses	20,561	20,912

	495,464	525,042

NET INCOME (LOSS)	$(1,165,456)	$(1,489,628)

Net income (loss) allocated to assignees	$(1,153,801)	$(1,474,732)

Net income (loss) allocated to general partner	$(11,655)	$(14,896)

Net income (loss) per BAC	$(.29)	$(.37)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2011	2010

Income
Interest income	$1,718	$3,392
Other income	-	135

	1,718	3,527

Share of income (loss) from Operating Partnerships (Note D)	(449,355)	(490,673)

Expenses
Professional fees	23,731	22,906
Fund management fee, net (Note C)	174,632	165,166
Amortization	23,853	32,172
General and administrative expenses	17,413	16,960

	239,629	237,204

NET INCOME (LOSS)	$(687,266)	$(724,350)

Net income (loss) allocated to assignees	$(680,393)	$(717,107)

Net income (loss) allocated to general partner	$(6,873)	$(7,243)

Net income (loss) per BAC	$(.23)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2011	$14,794,108	$(7,089,171)	$7,704,937

Net income (loss)	(6,844,450)	(69,136)	(6,913,586)

Partners' capital (deficit), December 31, 2011	$7,949,658	$(7,158,307)	$791,351

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2011	$(2,134,583)	$(332,927)	$(2,467,510)

Net income (loss)	(31,918)	(322)	(32,240)

Partners' capital (deficit), December 31, 2011	$(2,166,501)	$(333,249)	$(2,499,750)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2011	$(1,079,725)	$(174,493)	$(1,254,218)

Net income (loss)	95,999	970	96,969

Partners' capital (deficit), December 31, 2011	$(983,726)	$(173,523)	$(1,157,249)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2011	$(2,432,731)	$(245,869)	$(2,678,600)

Net income (loss)	(157,362)	(1,590)	(158,952)

Partners' capital (deficit), December 31, 2011	$(2,590,093)	$(247,459)	$(2,837,552)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2011	$(1,831,017)	$(306,219)	$(2,137,236)

Net income (loss)	(149,139)	(1,506)	(150,645)

Partners' capital (deficit), December 31, 2011	$(1,980,156)	$(307,725)	$(2,287,881)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2011	$(2,218,387)	$(209,577)	$(2,427,964)

Net income (loss)	45,805	463	46,268

Partners' capital (deficit), December 31, 2011	$(2,172,582	$(209,114)	$(2,381,696)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2011	$(1,383,095)	$(274,015)	$(1,657,110)

Net income (loss)	1,212,894	12,251	1,225,145

Partners' capital (deficit), December 31, 2011	$(170,201)	$(261,764)	$(431,965)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2011	$(1,503,901)	$(358,881)	$(1,862,782)

Net income (loss)	(118,057)	(1,192)	(119,249)

Partners' capital (deficit), December 31, 2011	$(1,621,958)	$(360,073)	$(1,982,031)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2011	$(1,305,173)	$(221,716)	$(1,526,889)

Net income (loss)	(193,368)	(1,953)	(195,321)

Partners' capital (deficit), December 31, 2011	$(1,498,541)	$(223,669)	$(1,722,210)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2011	$(752,578)	$(354,822)	$(1,107,400)

Net income (loss)	(228,604)	(2,309)	(230,913)

Partners' capital (deficit), December 31, 2011	$(981,182)	$(357,131)	$(1,338,313)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2011	$(2,325,521)	$(365,558)	$(2,691,079)

Net income (loss)	(222,305)	(2,246)	(224,551)

Partners' capital (deficit), December 31, 2011	$(2,547,826)	$(367,804)	$(2,915,630)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2011	$(867,536)	$(238,113)	$(1,105,649)

Net income (loss)	(143,620)	(1,451)	(145,071)

Partners' capital (deficit), December 31, 2011	$(1,011,156)	$(239,564)	$(1,250,720)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2011	$(1,774,270)	$(401,011)	$(2,175,281)

Net income (loss)	(270,837)	(2,736)	(273,573)

Partners' capital (deficit), December 31, 2011	$(2,045,107)	$(403,747)	$(2,448,854)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2011	$(1,563,253)	$(426,257)	$(1,989,510)

Net income (loss)	(272,509)	(2,753)	(275,262)

Partners' capital (deficit), December 31, 2011	$(1,835,762)	$(429,010)	$(2,264,772)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2011	$(1,231,680)	$(240,502)	$(1,472,182)

Net income (loss)	(57,961)	(585)	(58,546)

Partners' capital (deficit), December 31, 2011	$(1,289,641)	$(241,087)	$(1,530,728)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2011	$(2,628,390)	$(329,974)	$(2,958,364)

Net income (loss)	(205,168)	(2,072)	(207,240)

Partners' capital (deficit), December 31, 2011	$(2,833,558)	$(332,046)	$(3,165,604)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2011	$(1,107,304)	$(296,059)	$(1,403,363)

Net income (loss)	(256,389)	(2,590)	(258,979)

Partners' capital (deficit), December 31, 2011	$(1,363,693)	$(298,649)	$(1,662,342)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2011	$(1,454,692)	$(195,162)	$(1,649,854)

Net income (loss)	(147,218)	(1,487)	(148,705)

Partners' capital (deficit), December 31, 2011	$(1,601,910)	$(196,649)	$(1,798,559)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2011	$(1,158,678)	$(229,445)	$(1,388,123)

Net income (loss)	33,309	336	33,645

Partners' capital (deficit), December 31, 2011	$(1,125,369)	$(229,109)	$(1,354,478)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2011	$62,178	$(219,861)	$(157,683)

Net income (loss)	(308,790)	(3,119)	(311,909)

Partners' capital (deficit), December 31, 2011	$(246,612)	$(222,980)	$(469,592)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2011	$571,129	$(192,657)	$378,472

Net income (loss)	(230,157)	(2,325)	(232,482)

Partners' capital (deficit), December 31, 2011	$340,972	$(194,982)	$145,990

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2011	$615,517	$(220,998)	$394,519

Net income (loss)	(470,407)	(4,752)	(475,159)

Partners' capital (deficit), December 31, 2011	$145,110	$(225,750)	$(80,640)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2011	$1,298,560	$(238,569)	$1,059,991

Net income (loss)	(804,484)	(8,126)	(812,610)

Partners' capital (deficit), December 31, 2011	$494,076	$(246,695)	$247,381

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2011	$3,170,482	$(211,347)	$2,959,135

Net income (loss)	(350,510)	(3,540)	(354,050)

Partners' capital (deficit), December 31, 2011	$2,819,972	$(214,887)	$2,605,085

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2011	$5,965,988	$(264,507)	$5,701,481

Net income (loss)	(678,569)	(6,854)	(685,423)

Partners' capital (deficit), December 31, 2011	$5,287,419	$(271,361)	$5,016,058

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2011
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2011	$6,409,788	$(175,102)	$6,234,686

Net income (loss)	(1,100,891)	(11,120)	(1,112,011)

Partners' capital (deficit), December 31, 2011	$5,308,897	$(186,222)	$5,122,675

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2011	$13,719,154	$(218,657)	$13,500,497

Net income (loss)	(1,153,801)	(11,655)	(1,165,456)

Partners' capital (deficit), December 31, 2011	$12,565,353	$(230,312)	$12,335,041

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2011	$11,733,826	$(146,873)	$11,586,953

Net income (loss)	(680,393)	(6,873)	(687,266)

Partners' capital (deficit), December 31, 2011	$11,053,433	$(153,746)	$10,899,687

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(6,913,586)	$(7,502,602)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	732,403	1,339,965
Distributions from Operating Partnerships	273,065	142,886
Share of (Income) Loss from Operating Partnerships	1,852,531	1,717,287
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(40,276)	177,967
Decrease (Increase) in other assets	(70,251)	(165,855)
(Decrease) Increase in accounts payable affiliates	3,817,426	3,226,303

Net cash (used in) provided by operating activities	(348,688)	(1,064,049)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(250,901)
Proceeds from the disposition of Operating Partnerships	1,447,558	6,711,692

Net cash (used in) provided by investing activities	1,447,558	6,460,791

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,098,870	5,396,742

Cash and cash equivalents, beginning	7,926,372	6,498,869

Cash and cash equivalents, ending	$9,025,242	$11,895,611

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$566,229

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$18,818

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$8,915

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(32,240)	$837,903
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(103,600)	(921,489)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	12,124	20,876
Decrease (Increase) in other assets	-	2,633
(Decrease) Increase in accounts payable affiliates	137,311	(789,490)

Net cash (used in) provided by operating activities	13,595	(849,567)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	103,600	921,489

Net cash (used in) provided by investing activities	103,600	921,489

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,195	71,922

Cash and cash equivalents, beginning	245,496	187,333

Cash and cash equivalents, ending	$362,691	$259,255

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2011	2010

Cash flows from operating activities:
Net income (loss)	$96,969	$24,759
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(118,000)	(25,729)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	8,020
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(80,730)	43,282

Net cash (used in) provided by operating activities	(91,761)	50,332

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	118,000	25,729

Net cash (used in) provided by investing activities	118,000	25,729

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,239	76,061

Cash and cash equivalents, beginning	338,841	287,156

Cash and cash equivalents, ending	$365,080	$363,217

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(158,952)	$595,145
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(753,664)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(12,501)	12,501
Decrease (Increase) in other assets	-	2,500
(Decrease) Increase in accounts payable affiliates	(14,075)	158,337

Net cash (used in) provided by operating activities	(185,528)	14,819

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	753,664

Net cash (used in) provided by investing activities	-	753,664

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(185,528)	768,483

Cash and cash equivalents, beginning	344,376	150,885

Cash and cash equivalents, ending	$158,848	$919,368

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(150,645)	$646,058
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(683,819)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	19,835
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(47,867)	136,475

Net cash (used in) provided by operating activities	(206,012)	118,549

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	683,819

Net cash (used in) provided by investing activities	-	683,819

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206,012)	802,368

Cash and cash equivalents, beginning	325,579	96,567

Cash and cash equivalents, ending	$119,567	$898,935

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2011	2010

Cash flows from operating activities:

Net income (loss)	$46,268	$(83,154)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(139,151)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	422	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	21,475	33,425

Net cash (used in) provided by operating activities	(70,986)	(49,729)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	139,151	-

Net cash (used in) provided by investing activities	139,151	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,165	(49,729)

Cash and cash equivalents, beginning	200,227	247,141

Cash and cash equivalents, ending	$268,392	$197,412

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2011	2010

Cash flows from operating activities:

Net income (loss)	$1,225,145	$68,814
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(1,215,347)	(84,378)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,992	24,408
Decrease (Increase) in other assets	(3,500)	-
(Decrease) Increase in accounts payable affiliates	96,554	63,057

Net cash (used in) provided by operating activities	109,844	71,901

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,065,241	84,378

Net cash (used in) provided by investing activities	1,065,241	84,378

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,175,085	156,279

Cash and cash equivalents, beginning	562,226	256,530

Cash and cash equivalents, ending	$1,737,311	$412,809

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(119,249)	$1,207,504
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(1,451,966)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(30,000)	30,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	255,312	258,583

Net cash (used in) provided by operating activities	106,063	44,121

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,451,966

Net cash (used in) provided by investing activities	-	1,451,966

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	106,063	1,496,087

Cash and cash equivalents, beginning	476,868	312,412

Cash and cash equivalents, ending	$582,931	$1,808,499

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 26

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(195,321)	$(957,803)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	49,044	51,369
Distributions from Operating Partnerships	-	100
Share of (Income) Loss from Operating Partnerships	-	691,431
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	10,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	121,156	186,404

Net cash (used in) provided by operating activities	(35,121)	(18,499)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,638,582

Net cash (used in) provided by investing activities	-	1,638,582

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,121)	1,620,083

Cash and cash equivalents, beginning	550,614	273,885

Cash and cash equivalents, ending	$515,493	$1,893,968

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$12,841	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(230,913)	$(207,959)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	250,587	200,587

Net cash (used in) provided by operating activities	19,674	(7,372)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,674	(7,372)

Cash and cash equivalents, beginning	259,714	262,507

Cash and cash equivalents, ending	$279,388	$255,135

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(224,551)	$(304,980)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	21,711
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	24,395
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	248,553	248,553

Net cash (used in) provided by operating activities	24,002	(10,321)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,002	(10,321)

Cash and cash equivalents, beginning	214,315	206,375

Cash and cash equivalents, ending	$238,317	$196,054

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 29

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(145,071)	$(110,609)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	19,707
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(68,299)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(9,323)	10,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	30,608	139,628

Net cash (used in) provided by operating activities	(123,786)	(9,573)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	151,341

Net cash (used in) provided by investing activities	-	151,341

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,786)	141,768

Cash and cash equivalents, beginning	421,530	280,327

Cash and cash equivalents, ending	$297,744	$422,095

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(273,573)	$(307,859)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	273,114	273,114

Net cash (used in) provided by operating activities	(459)	(34,745)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(459)	(34,745)

Cash and cash equivalents, beginning	181,199	166,800

Cash and cash equivalents, ending	$180,740	$132,055

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(275,262)	$(195,347)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	52,794	(38,615)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	212,571	218,916

Net cash (used in) provided by operating activities	(9,897)	(46)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	559,998

Net cash (used in) provided by investing activities	-	559,998

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,897)	559,952

Cash and cash equivalents, beginning	495,360	340,581

Cash and cash equivalents, ending	$485,463	$900,533

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(58,546)	$(206,696)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(21,566)	90,153
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,434	18,403
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	98,862	110,370

Net cash (used in) provided by operating activities	27,184	12,230

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	21,566	60,000

Net cash (used in) provided by investing activities	21,566	60,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,750	72,230

Cash and cash equivalents, beginning	240,231	184,115

Cash and cash equivalents, ending	$288,981	$256,345

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(207,240)	$(621,858)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	168,282
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	200,723
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(66,751)	-
(Decrease) Increase in accounts payable affiliates	241,822	232,749

Net cash (used in) provided by operating activities	(32,169)	(20,104)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,169)	(20,104)

Cash and cash equivalents, beginning	64,486	74,138

Cash and cash equivalents, ending	$32,317	$54,034

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(258,979)	$(697,599)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	54,216
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	93,491	443,503
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	171,270	171,270

		-
Net cash (used in) provided by operating activities	5,782	(28,610)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,782	(28,610)

Cash and cash equivalents, beginning	116,848	127,244

Cash and cash equivalents, ending	$122,630	$98,634

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(148,705)	$(285,563)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,658	13,640
Share of (Income) Loss from Operating Partnerships	54,048	138,224
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	120,448	126,471

Net cash (used in) provided by operating activities	29,449	(7,228)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,449	(7,228)

Cash and cash equivalents, beginning	133,266	142,855

Cash and cash equivalents, ending	$162,715	$135,627

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2011	2010

Cash flows from operating activities:

Net income (loss)	$33,645	$(470,600)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	88,686
Distributions from Operating Partnerships	3,658	47,169
Share of (Income) Loss from Operating Partnerships	(155,187)	222,977
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,648	153,648

Net cash (used in) provided by operating activities	35,764	41,880

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,764	41,880

Cash and cash equivalents, beginning	346,391	309,745

Cash and cash equivalents, ending	$382,155	$351,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(311,909)	$(570,540)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	10,470
Distributions from Operating Partnerships	45,718	25,239
Share of (Income) Loss from Operating Partnerships	178,566	413,135
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	54,109	123,300

		-
Net cash (used in) provided by operating activities	(33,516)	1,604

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,516)	1,604

Cash and cash equivalents, beginning	235,617	209,324

Cash and cash equivalents, ending	$202,101	$210,928

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(232,482)	$(616,831)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	8,337
Distributions from Operating Partnerships	15,288	12,754
Share of (Income) Loss from Operating Partnerships	113,056	495,831
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,600	102,600

Net cash (used in) provided by operating activities	(1,538)	2,691

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,538)	2,691

Cash and cash equivalents, beginning	187,805	183,296

Cash and cash equivalents, ending	$186,267	$185,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(475,159)	$(482,551)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	39,777
Distributions from Operating Partnerships	-	475
Share of (Income) Loss from Operating Partnerships	299,177	261,022
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	150,012	161,995

	-	-
Net cash (used in) provided by operating activities	(25,970)	(19,282)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,970)	(19,282)

Cash and cash equivalents, beginning	109,745	120,514

Cash and cash equivalents, ending	$83,775	$101,232

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(812,610)	$(377,234)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	114,612	166,884
Distributions from Operating Partnerships	12,311	7,259
Share of (Income) Loss from Operating Partnerships	498,756	65,987
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(8,924)	8,924
Decrease (Increase) in other assets	-	834
(Decrease) Increase in accounts payable affiliates	178,551	(119,988)

Net cash (used in) provided by operating activities	(17,304)	(247,334)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	380,726

Net cash (used in) provided by investing activities	-	380,726

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,304)	133,392

Cash and cash equivalents, beginning	215,834	78,660

Cash and cash equivalents, ending	$198,530	$212,052

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(354,050)	$(352,885)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	53,788	74,538
Distributions from Operating Partnerships	36,550	1,005
Share of (Income) Loss from Operating Partnerships	107,650	154,466
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	187,335	187,335

Net cash (used in) provided by operating activities	31,273	64,459

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,361)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(100,361)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,273	(35,902)

Cash and cash equivalents, beginning	311,423	348,800

Cash and cash equivalents, ending	$342,696	$312,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$182,999

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(685,423)	$(773,492)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	74,187	185,812
Distributions from Operating Partnerships	64,812	3,342
Share of (Income) Loss from Operating Partnerships	365,527	419,403
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(85,806)
(Decrease) Increase in accounts payable affiliates	178,603	230,085

Net cash (used in) provided by operating activities	(2,294)	(20,656)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,294)	(20,656)

Cash and cash equivalents, beginning	234,982	256,265

Cash and cash equivalents, ending	$232,688	$235,609

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$186,626

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(1,112,011)	$(1,045,247)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	212,100	213,185
Distributions from Operating Partnerships	5,079	5,728
Share of (Income) Loss from Operating Partnerships	721,233	665,717
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(104,834)
(Decrease) Increase in accounts payable affiliates	213,528	213,528

Net cash (used in) provided by operating activities	39,929	(51,923)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(139,317)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(139,317)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,929	(191,240)

Cash and cash equivalents, beginning	395,938	590,586

Cash and cash equivalents, ending	$435,867	$399,346

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$196,604

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(1,165,456)	$(1,489,628)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	204,819	204,819
Distributions from Operating Partnerships	47,876	22,953
Share of (Income) Loss from Operating Partnerships	671,729	967,606
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	274,923	174,923

Net cash (used in) provided by operating activities	33,891	(119,327)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,891	(119,327)

Cash and cash equivalents, beginning	425,893	537,189

Cash and cash equivalents, ending	$459,784	$417,862

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2011	2010

Cash flows from operating activities:

Net income (loss)	$(687,266)	$(724,350)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	23,853	32,172
Distributions from Operating Partnerships	38,115	3,222
Share of (Income) Loss from Operating Partnerships	449,355	490,673
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	18,818
(Decrease) Increase in accounts payable affiliates	187,146	187,146

Net cash (used in) provided by operating activities	11,203	7,681

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(11,223)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(11,223)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,203	(3,542)

Cash and cash equivalents, beginning	291,568	267,639

Cash and cash equivalents, ending	$302,771	$264,097

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2011	2010

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and recorded a receivable for tax credits not generated by the Operating Partnerships.	$-	$18,818

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$8,915

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2011
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
December 31, 2011
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2011, and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2011
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2011 and 2010, an impairment loss of $1,764,564 and $1,810,230, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-6 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2011 is as follows:
2011
Series 27	$ 179,828
Series 41	337,124
Series 42	153,172
Series 43	304,039
Series 44	777,699
Series 45	477,911
Series 46	66,749
$2,296,522

The annual amortization for deferred acquisition costs for the years ending December 31, 2012, 2013, 2014, 2015 and 2016 is estimated to be $976,537, $976,537, $911,145, $758,328, and $758,328, respectively.

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
December 31, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2011 and 2010, are as follows:
	2011	2010
Series 20	$ 38,797	$ 52,749
Series 21	24,309	30,282
Series 22	41,488	49,761
Series 23	35,295	42,519
Series 24	38,057	44,475
Series 25	27,652	53,851
Series 26	85,104	102,861
Series 27	58,428	78,801
Series 28	83,529	83,529
Series 29	82,851	82,851
Series 30	43,536	46,542
Series 31	91,038	91,038
Series 32	70,857	72,222
Series 33	30,852	34,005
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,150	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,176	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,522,708	$1,636,400

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2011 and 2010 are as follows:
	2011	2010
Series 20	$ -	$ 965,000
Series 21	50,000	50,000
Series 22	100,000	-
Series 23	100,000	-
Series 24	100,000	100,000
Series 25	-	100,000
Series 26	-	50,000
Series 27	-	50,000
Series 28	-	50,000
Series 30	100,000	-
Series 41	-	300,000
Series 45	-	100,000
	$ 450,000	$1,765,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2011 and 2010, the Fund has limited partnership interests in 450 and 471 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2011 and 2010 are as follows:
	2011	2010
Series 20	13	18
Series 21	7	9
Series 22	20	22
Series 23	15	17
Series 24	18	20
Series 25	11	18
Series 26	40	40
Series 27	15	15
Series 28	26	26
Series 29	21	21
Series 30	17	17
Series 31	26	26
Series 32	15	15
Series 33	8	9
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	22	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	450	471

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2011 and 2010 are as follows:
	2011	2010
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	10,001	10,001
Series 26	14,490	14,490
Series 27	10,020	22,861
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	169,577
Series 43	121,112	121,112
Series 44	254,640	254,640
Series 45	16,724	16,724
	$1,145,981	$1,254,966

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2011 the Fund disposed of seventeen Operating Partnerships. A summary of the dispositions by Series for December 31, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 20	3	1	$103,600	$103,600
Series 21	2	-	118,000	118,000
Series 22	-	2	-	-
Series 23	-	1	-	-
Sereis 24	2	-	139,151	139,151
Series 25	4	1	1,065,241	1,215,347
Series 33	1	-	21,566	21,566

Total	12	5	$1,447,558	$1,597,664

* Fund proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2011, $150,106 for Series 25.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2011.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2011	2010

Revenues
Rental	$ 110,638,647	$ 118,116,576
Interest and other	4,233,696	3,985,843
	114,872,343	122,102,419

Expenses
Interest	24,099,969	26,248,137
Depreciation and amortization	32,544,196	35,288,238
Operating expenses	72,038,739	76,602,694
	128,682,904	138,139,069

NET INCOME (LOSS)	$(13,810,561)	$(16,036,650)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(13,672,457)	$(15,876,285)

Net income (loss) allocated to other Partners	$ (138,104)	$ (160,365)

* Amounts include $(10,222,262) and $(9,768,741) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2011	2010
Revenues
Rental	$ 4,032,166	$ 4,838,266
Interest and other	320,937	222,591
	4,353,103	5,060,857

Expenses
Interest	755,936	987,738
Depreciation and amortization	888,131	1,265,173
Operating expenses	3,057,078	3,783,567
	4,701,145	6,036,478

NET INCOME (LOSS)	$ (348,042)	$ (975,621)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (344,562)	$ (965,865)

Net income (loss) allocated to other Partners	$ (3,480)	$ (9,756)

* Amounts include $(344,562) and $(965,865) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2011	2010
Revenues
Rental	$ 1,801,705	$ 2,069,414
Interest and other	98,296	39,861
	1,900,001	2,109,275

Expenses
Interest	506,446	624,195
Depreciation and amortization	389,745	451,813
Operating expenses	1,081,146	1,138,944
	1,977,337	2,214,952

NET INCOME (LOSS)	$ (77,336)	$ (105,677)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (76,563)	$ (104,620)

Net income (loss) allocated to other Partners	$ (773)	$ (1,057)

* Amounts include $(76,563) and $(104,620) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2011	2010
Revenues
Rental	$ 3,256,526	$ 3,578,592
Interest and other	154,887	229,459
	3,411,413	3,808,051

Expenses
Interest	525,096	674,141
Depreciation and amortization	959,954	1,079,369
Operating expenses	2,415,368	2,648,069
	3,900,418	4,401,579

NET INCOME (LOSS)	$ (489,005)	$ (593,528)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (484,115)	$ (587,593)

Net income (loss) allocated to other Partners	$ (4,890)	$ (5,935)

* Amounts include $(484,115) and $(587,593) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2011	2010
Revenues
Rental	$ 3,332,057	$ 3,755,104
Interest and other	140,020	230,055
	3,472,077	3,985,159

Expenses
Interest	597,393	776,972
Depreciation and amortization	819,722	944,590
Operating expenses	2,404,031	2,698,743
	3,821,146	4,420,305

NET INCOME (LOSS)	$ (349,069)	$ (435,146)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (345,577)	$ (430,794)

Net income (loss) allocated to other Partners	$ (3,492)	$ (4,352)

* Amounts include $(345,577) and $(430,794) for 2011 and 2010, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2011	2010
Revenues
Rental	$ 3,161,886	$ 3,774,156
Interest and other	88,906	66,516
	3,250,792	3,840,672

Expenses
Interest	610,720	808,454
Depreciation and amortization	834,387	1,125,308
Operating expenses	2,095,097	2,309,883
	3,540,204	4,243,645

NET INCOME (LOSS)	$ (289,412)	$ (402,973)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (286,518)	$ (398,943)

Net income (loss) allocated to other Partners	$ (2,894)	$ (4,030)

* Amounts include $(286,518) and $(398,943) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2011	2010
Revenues
Rental	$ 2,654,058	$ 6,687,260
Interest and other	136,636	96,862
	2,790,694	6,784,122

Expenses
Interest	484,605	1,200,903
Depreciation and amortization	673,024	1,365,995
Operating expenses	1,642,015	4,101,269
	2,799,644	6,668,167

NET INCOME (LOSS)	$ (8,950)	$ 115,955

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (8,861)	$ 114,795

Net income (loss) allocated to other Partners	$ (89)	$ 1,160

* Amounts include $(8,861) and $114,795 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2011	2010
Revenues
Rental	$ 6,342,828	$ 7,621,933
Interest and other	221,766	296,303
	6,564,594	7,918,236

Expenses
Interest	1,140,147	1,415,334
Depreciation and amortization	1,628,715	1,926,216
Operating expenses	4,650,265	5,054,708
	7,419,127	8,396,258

NET INCOME (LOSS)	$ (854,533)	$ (478,022)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (845,988)	$ (473,242)

Net income (loss) allocated to other Partners	$ (8,545)	$ (4,780)

* Amounts include $(845,988) and $(473,242) for 2011 and 2010, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2011	2010
Revenues
Rental	$ 4,080,376	$ 5,503,011
Interest and other	56,339	76,458
	4,136,715	5,579,469

Expenses
Interest	1,007,137	1,307,400
Depreciation and amortization	1,009,303	1,198,635
Operating expenses	2,324,713	2,801,833
	4,341,153	5,307,868

NET INCOME (LOSS)	$ (204,438)	$ 271,601

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (202,394)	$ 268,885

Net income (loss) allocated to other Partners	$ (2,044)	$ 2,716

* Amounts include $(202,394) and $277,463 for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2011	2010
Revenues
Rental	$ 5,585,667	$ 5,268,365
Interest and other	128,173	108,500
	5,713,840	5,376,865

Expenses
Interest	1,070,075	1,019,438
Depreciation and amortization	1,609,547	1,658,516
Operating expenses	3,637,096	3,878,713
	6,316,718	6,556,667

NET INCOME (LOSS)	$ (602,878)	$(1,179,802)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (596,849)	$(1,168,004)

Net income (loss) allocated to other Partners	$ (6,029)	$ (11,798)

* Amounts include $(596,849) and $(1,168,004) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2011	2010
Revenues
Rental	$ 5,755,133	$ 5,688,045
Interest and other	241,264	163,780
	5,996,397	5,851,825

Expenses
Interest	1,033,193	1,209,115
Depreciation and amortization	1,732,816	1,953,609
Operating expenses	3,837,096	3,787,691
	6,603,105	6,950,415

NET INCOME (LOSS)	$ (606,708)	$(1,098,590)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (600,641)	$(1,087,604)

Net income (loss) allocated to other Partners	$ (6,067)	$ (10,986)

* Amounts include $(600,641) and $(1,063,209) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2011	2010
Revenues
Rental	$ 3,593,222	$ 3,782,996
Interest and other	78,779	74,679
	3,672,001	3,857,675

Expenses
Interest	599,312	623,264
Depreciation and amortization	860,627	918,764
Operating expenses	2,712,861	2,957,478
	4,172,800	4,499,506

NET INCOME (LOSS)	$ (500,799)	$ (641,831)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (495,791)	$ (635,414)

Net income (loss) allocated to other Partners	$ (5,008)	$ (6,417)

* Amounts include $(495,791) and $(552,372) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2011	2010
Revenues
Rental	$ 7,996,429	$ 7,757,937
Interest and other	258,375	221,489
	8,254,804	7,979,426

Expenses
Interest	1,450,523	1,410,105
Depreciation and amortization	2,299,553	2,469,896
Operating expenses	4,962,552	4,924,132
	8,712,628	8,804,133

NET INCOME (LOSS)	$ (457,824)	$ (824,707)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (453,246)	$ (816,460)

Net income (loss) allocated to other Partners	$ (4,578)	$ (8,247)

* Amounts include $(453,246) and $(816,460) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2011	2010
Revenues
Rental	$ 4,305,992	$ 4,431,364
Interest and other	218,857	149,416
	4,524,849	4,580,780

Expenses
Interest	941,198	966,521
Depreciation and amortization	1,615,614	1,726,241
Operating expenses	2,907,465	3,066,759
	5,464,277	5,759,521

NET INCOME (LOSS)	$ (939,428)	$(1,178,741)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (930,034)	$(1,166,954)

Net income (loss) allocated to other Partners	$ (9,394)	$ (11,787)

* Amounts include $(877,240) and $(645,571) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2011	2010
Revenues
Rental	$ 2,171,863	$ 2,126,262
Interest and other	78,846	102,943
	2,250,709	2,229,205

Expenses
Interest	559,125	592,165
Depreciation and amortization	701,617	750,722
Operating expenses	1,373,553	1,345,321
	2,634,295	2,688,208

NET INCOME (LOSS)	$ (383,586)	$ (459,003)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (379,750)	$ (454,413)

Net income (loss) allocated to other Partners	$ (3,836)	$ (4,590)

* Amounts include $(379,750) and $(304,260) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 34
	2011	2010
Revenues
Rental	$ 4,722,887	$ 4,395,979
Interest and other	177,632	146,087
	4,900,519	4,542,066

Expenses
Interest	946,880	1,079,809
Depreciation and amortization	1,652,999	1,616,162
Operating expenses	3,099,762	2,818,958
	5,699,641	5,514,929

NET INCOME (LOSS)	$ (799,122)	$ (992,863)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (791,131)	$ (963,134)

Net income (loss) allocated to other Partners	$ (7,991)	$ (9,729)

* Amounts include $(791,131) and $(762,411) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 35
	2011	2010
Revenues
Rental	$ 3,568,673	$ 3,482,002
Interest and other	129,778	184,119
	3,698,451	3,666,121

Expenses
Interest	878,056	792,506
Depreciation and amortization	1,257,243	1,166,489
Operating expenses	2,359,184	2,412,548
	4,494,483	4,371,543

NET INCOME (LOSS)	$ (796,032)	$ (705,422)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (788,072)	$ (698,368)

Net income (loss) allocated to other Partners	$ (7,960)	$ (7,054)

* Amounts include $(694,581) and $(254,865) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2011	2010
Revenues
Rental	$ 2,643,059	$ 2,614,079
Interest and other	60,854	73,330
	2,703,913	2,687,409

Expenses
Interest	604,305	631,805
Depreciation and amortization	766,733	770,082
Operating expenses	1,612,391	1,555,119
	2,983,429	2,957,006

NET INCOME (LOSS)	$ (279,516)	$ (269,597)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (276,721)	$ (266,901)

Net income (loss) allocated to other Partners	$ (2,795)	$ (2,696)

* Amounts include $(222,673) and $(128,677) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2011	2010
Revenues
Rental	$ 3,419,803	$ 3,438,256
Interest and other	144,663	123,488
	3,564,466	3,561,744

Expenses
Interest	510,752	609,558
Depreciation and amortization	1,230,911	1,251,742
Operating expenses	2,386,846	2,459,713
	4,128,509	4,321,013

NET INCOME (LOSS)	$ (564,043)	$ (759,269)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (558,403)	$ (751,676)

Net income (loss) allocated to other Partners	$ (5,640)	$ (7,593)

* Amounts include $(713,590) and $(528,699) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2011	2010
Revenues
Rental	$ 2,611,265	$ 2,589,059
Interest and other	103,382	114,258
	2,714,647	2,703,317

Expenses
Interest	590,420	585,541
Depreciation and amortization	861,795	896,060
Operating expenses	1,729,002	1,639,023
	3,181,217	3,120,624

NET INCOME (LOSS)	$ (466,570)	$ (417,307)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (461,904)	$ (413,135)

Net income (loss) allocated to other Partners	$ (4,666)	$ (4,172)

* Amounts include $(283,338) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2011	2010
Revenues
Rental	$ 1,904,276	$ 1,860,404
Interest and other	112,378	149,492
	2,016,654	2,009,896

Expenses
Interest	389,447	388,890
Depreciation and amortization	717,963	689,429
Operating expenses	1,347,263	1,432,418
	2,454,673	2,510,737

NET INCOME (LOSS)	$ (438,019)	$ (500,841)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (433,639)	$ (495,831)

Net income (loss) allocated to other Partners	$ (4,380)	$ (5,010)

* Amounts include $(320,583) and $- for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2011	2010
Revenues
Rental	$ 3,106,879	$ 2,981,886
Interest and other	97,010	92,912
	3,203,889	3,074,798

Expenses
Interest	672,001	719,916
Depreciation and amortization	989,412	975,508
Operating expenses	1,891,187	1,857,238
	3,552,600	3,552,662

NET INCOME (LOSS)	$ (348,711)	$ (477,864)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (345,224)	$ (473,085)

Net income (loss) allocated to other Partners	$ (3,487)	$ (4,779)

* Amounts include $(46,047) and $(212,063) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2011	2010
Revenues
Rental	$ 3,965,251	$ 3,863,324
Interest and other	111,678	99,674
	4,076,929	3,962,998

Expenses
Interest	1,163,824	1,099,292
Depreciation and amortization	1,156,611	1,142,026
Operating expenses	2,346,077	2,243,173
	4,666,512	4,484,491

NET INCOME (LOSS)	$ (589,583)	$ (521,493)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (583,687)	$ (516,278)

Net income (loss) allocated to other Partners	$ (5,896)	$ (5,215)

* Amounts include $(84,931) and $(69,565) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2011	2010
Revenues
Rental	$ 4,558,427	$ 4,416,423
Interest and other	185,075	161,863
	4,743,502	4,578,286

Expenses
Interest	1,167,014	1,030,530
Depreciation and amortization	1,263,651	1,268,772
Operating expenses	2,669,913	2,608,560
	5,100,578	4,907,862

NET INCOME (LOSS)	$ (357,076)	$ (329,576)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (353,505)	$ (326,280)

Net income (loss) allocated to other Partners	$ (3,571)	$ (3,296)

* Amounts include $(245,855) and $(171,814) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2011	2010
Revenues
Rental	$ 5,165,570	$ 5,118,829
Interest and other	188,985	158,017
	5,354,555	5,276,846

Expenses
Interest	1,232,308	1,086,904
Depreciation and amortization	1,642,441	1,629,994
Operating expenses	3,179,724	3,221,543
	6,054,473	5,938,441

NET INCOME (LOSS)	$ (699,918)	$ (661,595)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (692,919)	$ (654,980)

Net income (loss) allocated to other Partners	$ (6,999)	$ (6,615)

* Amounts include $(327,392) and $(235,577) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2011	2010
Revenues
Rental	$ 5,859,278	$ 5,712,546
Interest and other	200,756	143,683
	6,060,034	5,856,229

Expenses
Interest	1,975,690	1,731,710
Depreciation and amortization	1,798,468	1,801,546
Operating expenses	3,451,665	3,230,732
	7,225,823	6,763,988

NET INCOME (LOSS)	$(1,165,789)	$ (907,759)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,154,131)	$ (898,681)

Net income (loss) allocated to other Partners	$ (11,658)	$ (9,078)

* Amounts include $(432,898) and $(232,964) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2011	2010
Revenues
Rental	$ 7,074,452	$ 6,930,421
Interest and other	332,539	246,682
	7,406,991	7,177,103

Expenses
Interest	1,660,416	1,756,974
Depreciation and amortization	2,168,015	2,210,227
Operating expenses	4,318,840	4,241,252
	8,147,271	8,208,453

NET INCOME (LOSS)	$ (740,280)	$(1,031,350)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (732,877)	$(1,021,037)

Net income (loss) allocated to other Partners	$ (7,403)	$ (10,313)

* Amounts include $(61,148) and $(53,421) for 2011 and 2010, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2011
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2011	2010
Revenues
Rental	$ 3,968,919	$ 3,830,663
Interest and other	166,885	213,326
	4,135,804	4,043,989

Expenses
Interest	1,027,950	1,118,957
Depreciation and amortization	1,015,199	1,035,354
Operating expenses	2,546,549	2,385,307
	4,589,698	4,539,618

NET INCOME (LOSS)	$ (453,894)	$ (495,629)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (449,355)	$ (490,673)

Net income (loss) allocated to other Partners	$ (4,539)	$ (4,956)

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2011

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest, or a portion of the interest, in five Operating Partnerships. The estimated disposition price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $85,944, the estimated gain on the sale of the Operating Partnerships is $70,433, and the dispositions are expected to be recognized in the fourth quarter of fiscal year 2012.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2011 were $1,522,708 and total fund management fees accrued as of December 31, 2011 were $53,910,240. During the nine months ended December 31, 2011, $450,000 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2011, an affiliate of the general partner of the Fund advanced a total of $1,425,839 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2011, $21,925 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2011, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	21,925	102,212
Series 36	-	129,612
Series 39	-	220,455
Series 40	-	337,528
Series 41	-	359,757
Series 42	-	221,615
	$21,925	$1,425,839

During the nine months ended December 31, 2011, $108,007, $53,627, $64,156, $54,128, $69,191 and $51,482 for Series 21, Series 22, Series 23, Series 27, Series 38 and Series 43, respectively, was paid by the Fund to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2011.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 7 of the Operating Partnerships and 13 remain.

Prior to the quarter ended December 31, 2011, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 7 of the Operating Partnerships and 7 remain.

Prior to the quarter ended December 31, 2011, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 9 of the Operating Partnerships and 20 remain.

During the quarter ended December 31, 2011, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 7 of the Operating Partnerships and 15 remain.

Prior to the quarter ended December 31, 2011, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 6 of the Operating Partnerships and 18 remain.

During the quarter ended December 31, 2011, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

During the quarter ended December 31, 2011, Series 25 did not record any releases of capital contributions. Series 25 has outstanding contributions payable to 1 Operating Partnership in the amount of $10,001 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 5 of the Operating Partnerships and 40 remain.

During the quarter ended December 31, 2011, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of December 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 1 of the Operating Partnership and 15 remain.

During the quarter ended December 31, 2011, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of December 31, 2011. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983.

During the quarter ended December 31, 2011, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2011, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of December 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2011, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2011. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2011, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2011. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2011, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of December 31, 2011. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2011, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2011. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended December 31, 2011, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended December 31, 2011, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended December 31, 2011, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2011, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2011, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2011. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2011, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2011. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2011, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2011, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 1 of the Operating Partnerships and 22 remain.

During the quarter ended December 31, 2011, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2011, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of December 31, 2011. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2011, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2011, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2011. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2011, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2011 and 2010, the Fund held limited partnership interests in 450 and 471 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2011, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 38,797	$ 33,720	$ 5,077
Series 21	24,309	72,000	(47,691)
Series 22	41,488	1,500	39,988
Series 23	35,295	7,216	28,079
Series 24	38,057	19,525	18,532
Series 25	27,652	13,192	14,460
Series 26	85,104	13,197	71,907
Series 27	58,428	13,507	44,921
Series 28	83,529	13,400	70,129
Series 29	82,851	7,500	75,351
Series 30	43,536	4,323	39,213
Series 31	91,038	12,800	78,238
Series 32	70,857	7,000	63,857
Series 33	30,852	38,250	(7,398)
Series 34	73,299	28,515	44,784
Series 35	57,090	9,485	47,605
Series 36	40,150	31,024	9,126
Series 37	51,216	-	51,216
Series 38	41,100	6,280	34,820
Series 39	34,200	6,935	27,265
Series 40	50,004	10,500	39,504
Series 41	59,517	8,245	51,272
Series 42	62,445	-	62,445
Series 43	76,695	4,000	72,695
Series 44	71,176	8,362	62,814
Series 45	91,641	11,467	80,174
Series 46	62,382	8,396	53,986
	$1,522,708	$390,339	$1,132,369

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 137,311	$ 38,602	$ 98,709
Series 21	77,277	76,639	638
Series 22	139,552	11,241	128,311
Series 23	116,289	10,716	105,573
Series 24	121,475	30,601	90,874
Series 25	96,554	87,454	9,100
Series 26	255,312	36,705	218,607
Series 27	175,284	40,798	134,486
Series 28	250,587	26,818	223,769
Series 29	248,553	55,784	192,769
Series 30	130,608	16,612	113,996
Series 31	273,114	32,524	240,590
Series 32	212,571	26,031	186,540
Series 33	98,862	45,219	53,643
Series 34	219,897	34,154	185,743
Series 35	171,270	41,985	129,285
Series 36	120,448	39,795	80,653
Series 37	153,648	18,518	135,130
Series 38	123,300	20,902	102,398
Series 39	102,600	14,135	88,465
Series 40	150,012	12,792	137,220
Series 41	178,551	23,118	155,433
Series 42	187,335	40,454	146,881
Series 43	230,085	34,720	195,365
Series 44	213,528	70,242	143,286
Series 45	274,923	40,689	234,234
Series 46	187,146	12,514	174,632
	$4,646,092	$939,762	$3,706,330

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 20 reflects a net loss from Operating Partnerships of $(348,042) and $(975,621), respectively, which includes depreciation and amortization of $888,131 and $1,265,173, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2009, the Operating Partnership stopped making debt service payments due to cash flow shortfalls. The lender issued a default notice, started the foreclosure process and appointed a receiver to run the property. During the fourth quarter of 2009, the Operating Partnership met with the senior lender to discuss the status of the property. During the first quarter of 2010, the senior lender denied the Operating Partnership's request to restructure the debt and decided to proceed toward foreclosure. On March 24, 2010, the court granted the lender a judgment of foreclosure. The 2010 tax return was the final tax return for East Douglas Apartments Limited Partnership; it was completed and filed the second quarter of 2011.

2730 Lafferty Street Apartments, LP (Gardenview Apartments) is a 309-unit property located approximately twenty miles outside Houston, Texas. In 2009, the property operated below breakeven for the year with occupancy as of December 31, 2009 at 82%. Marketing efforts continue to be focused on local medical offices and small businesses in Pasadena, as well as the City of Pasadena and Harris County Housing Authorities. In addition, move-in specials of one month free with a $100 deposit, and a resident referral program with a $300 discount, are in place. The property currently subscribes to GoSection8.com, which provides access to contact information of potential residents that recently received a housing voucher. The continued marketing efforts by management resulted in a 2010 average occupancy of 84%, a slight increase from the 2009 average. The property continued to operate below breakeven in 2010. Occupancy is averaging 87% through the fourth quarter of 2011 and was 91% at year-end. The operations are above breakeven status. In March 2011, the property converted from residents paying water bills to the owner paying water bills, resulting in a five percent increase in the gross potential rent. Management stated the mortgage, taxes, and insurance payments are current through December 31, 2011. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to 2730 Lafferty Street Apartments, LP.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2011, the property continued to operate below breakeven due to low occupancy and high maintenance expenses. The property ended the fourth quarter 86% occupied. Through the end of 2011, management continued to turn vacant units, increasing maintenance expenses. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis, so that high maintenance expenses are expected to impact the property for the foreseeable future. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. The money has instead been used to fund turn work for the vacant units. The operating general partner is pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. During the third quarter of 2011, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Further, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. In January of 2012 the operating general partner advised the investment general partner that the lender had exercised their right to accelerate the mortgage. The operating general partner is unwilling to let this property go into foreclosure and has filed for Chapter 11 bankruptcy protection for the Operating Partnership. The operating general partner intends to submit a reorganization plan to the bankruptcy court that includes re-syndicating the property with either 4% or 9% Low Income Housing Tax Credits. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. Consequently, the aforementioned bankruptcy will not result in any risk of recapture costs for the investment limited partners.

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

In October 2011, the investment general partner transferred its interest in Floral Acres Apartments II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $976,250 and cash proceeds to the investment partnership of $41,620. Of the total proceeds received, $16,020 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $15,600 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,600 as of December 31, 2011.

Series 21

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 21 reflects a net income (loss) from Operating Partnerships of $(77,336) and $(105,677), respectively, which includes depreciation and amortization of $389,745 and $451,813, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% Low Income Housing Tax Credit property located in Winslow, Maine. The property operated below breakeven through the fourth quarter of 2011 due to low rental rates and a high interest rate on the debt. The property was 92% occupied as of December 31, 2011. Management has proposed rent increases in its 2012 budget as increased rental income would offset high debt service, and management is awaiting approval of the budget by the operating general partner. As of the end of the fourth quarter of 2011, the mortgage and insurance payments are current. Real estate taxes are delinquent. On October 11, 2011, the lender issued a notice of mortgage default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment limited partner issued a letter to the operating general partner stating that the entity is in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the insurance payment issue has been resolved and the operating general partner has submitted a payment plan to the lender to address the remaining default issues. The operating general partner is awaiting the lender's decision regarding the plan. The investment limited partner will continue to work with the operating general partner to ensure that all taxes and reserves are paid and that the default is cured. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In December 2011, the investment general partner transferred its interest in Pumphouse Crossing II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,050,124 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $36,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $59,000 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $59,000 as of December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding and as of December 2011 has not issued new notices with regard to the default on the loan. The Operating Partnership continues to make monthly interest and principal payments on the loan. The operating general partner is currently in the process of completing a loan modification with the lender. The modification proposed is interest only for the next two years at which time the note will mature (2014). The operating general partner hopes to have this resolved by March 31, 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficit.

Lookout Ridge, LP (Lookout Ridge Apartments) On November 4, 2010, Lookout Ridge was sold to a third-party buyer for $825,000 which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees paid to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of these remaining proceeds from the transfer, $8,020 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,729 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,729 as of December 31, 2010.

In December 2011, the investment general partner transferred its interest in Pinedale II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,158,867 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $36,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $59,000 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $59,000 as of December 31, 2011.

In January 2011, the investment general partner transferred 49.5% of its interest in Tower View LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $526,958 and cash proceeds to the investment partnership of $0. The remaining 50.5% investment limited partner interest in the Operating Partnership was transferred in January 2012 for the assumption of approximately $417,156 of the remaining outstanding mortgage balance and cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 22

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 22 reflects a net loss from Operating Partnerships of $(489,005) and $(593,528), respectively, which includes depreciation and amortization of $959,954 and $1,079,369, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Average occupancy in 2011 was 87%, and the property ended December 2011 with 100% physical occupancy. Elks Tower Apartments continues to operate below breakeven due to insufficient cash flow. Annual debt service payments of $35,160 are roughly 32% of total revenues. The operating general partner covers deficits by accruing the parking lot lease payments that are owed to an affiliate of the operating general partner. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2011 was 95%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding and as of December 2011 has not issued new notices with regard to the default on the loan. The Operating Partnership continues to make monthly interest and principal payments on the loan. The operating general partner is currently in the process of completing a loan modification with the lender. The modification proposed is interest only for the next two years at which time the note will mature (2014). The operating general partner hopes to have this resolved by March 31, 2012. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficit.

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

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Despite strong occupancy, the property operated below breakeven through the fourth quarter of 2011 due to high administrative expenses and real estate taxes as well as insufficient rental rates. As a result of management's marketing efforts, the property was 100% occupied as of December 31, 2011. Management increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius, and by advertising weekly in the local and county newspapers and on Craig's List. Management also continued offering a temporary rental incentive of $105 off rent per month for the first year. Since occupancy has stabilized and the rents are low compared to the competition in the area, management plans on implementing a rent increase of $10 per unit effective January 1, 2012, which will increase gross potential rent by $3,840 annually. Management will evaluate the effects of the rent increase on occupancy and, if minimal, look to increase rents again in 2012. Real estate taxes were high due to the fact that the property pays both county and city taxes. The county rate is comparable to what other properties pay in the market; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 23

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 23 reflects a net loss from Operating Partnerships of $(349,069) and $(435,146), respectively, which includes depreciation and amortization of $819,722 and $944,590, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. Over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. The former management company was replaced on June 1, 2010 without the investment general partner's approval. The investment general partner has made several requests to the operating general partner for the 2010 audit. The operating general partner continues to delay finalizing the 2010 audit as they were negotiating pricing and the scope of work with the accountant. During the fourth quarter of 2011, management stated that they were able to get the price reduced to an acceptable level, but had not finalized this audit. The operating general partner stated that they filed an extension for the 2010 tax return. On August 25, 2010, the lender filed a Summons and Complaint, which initiated the foreclosure process due to non-payment. The operating general partner and the lender came to a payment agreement in which payment in full was made on February 10, 2011 and the mortgage was assigned to an operating general partner related entity. The year-to-date 2011 average occupancy is 89% with operations remaining below breakeven. A site visit was conducted in the fourth quarter of 2011 that revealed several issues with regard to water infiltrating the brick/mortar throughout the building. A total of $28,300 was spent on roof repairs and repointing around the air conditioner sleeves in an attempt to stop the water infiltration. As this didn't address the issue, management intends to seal the brick exterior of the building in 2012, costing approximately $50,000. The investment general partner continues to request the 2012 budget in order to understand how these capital initiatives will be funded. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to liaise with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 95% in the fourth quarter of 2011, the property operated below breakeven due to low economic occupancy coupled with high operating expenses. Maintenance expenses were high due to high turnover, which led to an increase in make-ready costs. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. In an effort to combat bad debt, the investment general partner is working with management to implement a stricter screening process in order to mitigate evictions and unexpected move outs. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

Series 24

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 24 reflects a net loss from Operating Partnerships of $(289,412) and $(402,973), respectively, which includes depreciation and amortization of $834,387 and $1,125,308, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 90% through the first three quarters of 2011. However, it dropped to 80% as of December 2011. Management is trying to be proactive in keeping residents by supplying life skills training to families who are having trouble paying rent. After referring families to rent assistance services, they offer counseling for basic budgeting skills to avoid future evictions. Operating expenses through the fourth quarter of 2011 are running slightly above budget and the property continues to operate below breakeven. The replacement reserve is fully funded. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. The tax credit compliance period expired December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of December 31, 2011. Operating expenses are high mainly due to high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. In 2010, average occupancy increased to 92% from 73% in the prior year, but the property continued to operate below breakeven with a cash deficit of $4,854. The primary reasons for the below breakeven operations were insufficient rental rates, vacancy loss, and various capital improvement projects. Occupancy continued to stabilize in 2011, ending December 2011 at 92% and averaging 95% for the year 2011. The improved occupancy is the result of a new community manager and a one-month rent concession. Rental rates were increased by $10 in 2011. A $4,000 insurance claim was submitted during the fourth quarter as a result of sewage backup in two units. Operations at the property continue to improve and the property is expected to operate close to breakeven in 2011. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2010, the average occupancy was 90% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the fourth quarter of 2011 the physical occupancy was 96% and the property was operating above breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Management states that market conditions have strengthened and leasing activities have increased. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lake Apartments I, LP subsequent to December 31, 2011.

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

In December 2011, the investment general partner transferred its interest in North Hampton Place, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $624,027 and cash proceeds to the investment partnership of $38,520. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $32,020 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $32,020 as of December 31, 2011.

Series 25

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 25 reflects a net income (loss)from Operating Partnerships of $(8,950) and $115,955, respectively, which includes depreciation and amortization of $673,024 and $1,365,995, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2011, the investment general partner transferred its interest in M.R.H., LP (The Mary Ryder Home) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $0 and cash proceeds to the investment partnership of $168,850. Of the total proceeds received, $3,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,244 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $150,106 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received in January 2012; so a receivable in the amount of $150,106 was recorded as of December 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $150,106 as of December 31, 2011.

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

Series 26

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 40 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 26 reflects a net loss from Operating Partnerships of $(854,533) and $(478,022), respectively, which includes depreciation and amortization of $1,628,715 and $1,926,216, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. In 2010, occupancy averaged 84% and the property operated below breakeven. Operations were adversely affected by high vacancy, high administrative expenses relating to tenant turnover, and bad debt. In order to increase marketability, the operating general partner made physical improvements, such as adding new landscaping and replacing appliances. The operating general partner reported that the market has strengthened and leasing activities picked up in the spring and summer of 2011. As of December 31, 2011, physical occupancy was 98%, and the property was operating slightly above breakeven. Maintenance costs were high in the third quarter of 2011 as a large storm hit in July and caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds were received in October 2011. Management remains diligent in marketing and advertising throughout the local community via billboards and fliers. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2010, average occupancy increased to 95% but the property operated slightly below breakeven. High real estate taxes, turnover costs, and high utility expenses negatively affected operations. Despite a weak local economy and a large supply of affordable housing in Fargo, Grandview Apartments maintained high occupancy through the third quarter of 2011. However, occupancy dipped in the fourth quarter of 2011, finishing at 83% on December 31. Maintenance costs have been high as a large storm in July of 2011 caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received and the property operated above breakeven for 2011. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2010, average occupancy was 85% and the property operated below breakeven. Low occupancy, high administrative and maintenance expenses, and bad debt negatively affected operations. There is a large supply of affordable rental communities in the market and a limited pool of qualified residents, which has increased competition. In spite of the high level of competition, the market strengthened and leasing activities picked up in the warmer weather in the spring and summer of 2011. As of December 31, 2011, physical occupancy had improved to 92%. Maintenance costs were high as a large storm in July of 2011 caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All the insurance proceeds have been received and the property operated above breakeven for 2011. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 84% in 2010. The low occupancy, along with increased administrative and maintenance expenses, resulted in the property operating below breakeven. The market strengthened in the spring and summer of 2011 and leasing improved. As of December 31, 2011, physical occupancy was 96%, but the property continued to operate below breakeven due to high maintenance expenses. Management states the increase in expenses is from unit turnover. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. The property operated below breakeven in 2008 and 2009 with occupancy averaging 92% and 88%, respectively. The decrease in occupancy in 2009 was primarily due to evictions of several problematic tenants at the property that caused unit damages. Security deposits were not refunded on those units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency was utilized to collect what the deposits did not cover. To address problem tenants and unit damages, management implemented quarterly unit inspections to ensure that tenants are maintaining units properly. In 2010, average occupancy increased to 93% and the property operated above breakeven due to higher revenues and lower maintenance expenses. Through the fourth quarter of 2011, occupancy averaged 91%. In order to improve occupancy at the property, management has placed newspaper advertisements, contacted community agencies, and posted fliers in the community. Operations improved in the fourth quarter of 2011 and the property operated above breakeven for the year. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated with a cash flow deficit. Total operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. In 2011, occupancy decreased to average 70% and ended the year at 60%, with operations remaining below breakeven. The investment general partner intends to continue to monitor the property until operations stabilize. The mortgage, tax and insurance payments are current. The low-income housing tax credit compliance period expired on December 31, 2011.

In January 2012, the investment general partner transferred its interest in Liberty Village, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,691,405 and cash proceeds to the investment partnership of $50,843. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,101 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $44,242 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,242 as of January 31, 2012.

In January 2012, the investment general partner transferred 50% of its interest in Little Valley Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $548,864 and cash proceeds to the investment partnership of $1. Of the total proceeds received, $1 was returned to cash reserves held by Series 26. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2013 for the assumption of approximately $548,865 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of January 31, 2012. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In January 2012, the investment general partner transferred 50% of its interest in Tremont Station LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $552,029 and cash proceeds to the investment partnership of $1. Of the total proceeds received, $1 was returned to cash reserves held by Series 26. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2013 for the assumption of approximately $552,028 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of January 31, 2012. In addition, the investment general partner, on behalf of the investment limited partnership, entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 27

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 99.3% and 100%, respectively. The series had a total of 15 properties at December 31, 2011, of which 14 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 27 reflects a net income (loss) from Operating Partnerships of $(204,438) and $271,601, respectively, which includes depreciation and amortization of $1,009,303 and $1,198,635, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 90% as of December 31, 2011. Despite average occupancy of 93% in 2011 and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of fourth quarter 2011, the 2008-2009 real estate taxes in the amount of $28,000 remained unpaid. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The investment general partner intends to continue to monitor the property and payment of the taxes. The mortgage and insurance payments are current. The low-income housing tax credit compliance period ends on December 31, 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. The resulting increase in cash flow allowed the property to report slightly above breakeven operations in 2010. Winn made payments towards reducing account payables as well as funding replacement reserves. Throughout 2011, utility costs continue to be lower than budget. During 2011, Winn made physical repairs to the roof, boilers, emergency lighting, compactor doors, and intercom system. The mortgage and insurance are current through the fourth quarter of 2011, with occupancy ending at 100%. The property is real estate tax exempt, and the property is operating slightly below breakeven with fully funded reserves. The investment general partner met with Winn Management in early January of 2012 to review the 2012 operating budget and initiatives. Management is projecting a 5% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2010, occupancy averaged 84% and the property operated below breakeven. However, management noted that leasing activities improved during the summer of 2011, and it remains diligent in marketing the property through online ads, fliers and billboards. As of December 31, 2011, physical occupancy was 100%. Despite the increase in occupancy, the property continued to operate below breakeven due to increased maintenance expenses. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the quarter at 83% occupied, the property continued to operate above breakeven through the fourth quarter of 2011 due to favorable low floating rate financing. During the third quarter of 2011 the property sustained fire damage. The fire was caused when a plug-in air freshener overheated and ignited a sofa in an apartment unit. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Repairs to the unit are complete and the City of Sherwood issued a Certificate of Occupancy in December, 2011. All mortgage, tax and insurance payments are current. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Kiehl Partners, LP subsequent to December 31, 2011.

Series 28

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 28 reflects a net loss from Operating Partnerships of $(602,878) and $(1,179,802), respectively, which includes depreciation and amortization of $1,609,547 and $1,658,516, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. The new site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Occupancy dropped at the beginning of the second quarter of 2009 due to the eviction of difficult tenants that were admitted under the previous management's tenure in 2008. The property reported average occupancy of 85% in 2010, ending the year with five vacancies and operations below breakeven. Occupancy averaged 88% in 2011, but ended the year at 81%. Management explained that the decrease in occupancy was caused by the eviction of numerous problem tenants. Due to the property's history of vandalism and drug related activity with residents, management thought it was necessary to tighten their tenant qualification standards. Management reported that finding quality tenants has been difficult, but they are processing new applicants for move in. Despite the increase in vacancy in the third and fourth quarters of 2011, the property operated close to breakeven for the year. The mortgage, taxes, and insurance are all current through December 31, 2011. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved a management change which was finalized in April 2010. The new management company has a strong track record of managing successful properties in this region and they made an immediate positive impact on this property. The operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property. In total, the managing agent spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were rent ready. As a result of their efforts, occupancy improved to 98% as of December 31, 2010. Occupancy reached 100% in March 2011, then fluctuated in the summer months of 2011 due to the loss of Section 8 vouchers by several tenants, and finally ended the year at 98%. Management is working with the local Housing and Urban Development field office to obtain more vouchers should they become available. Management has also started advertising to attract new qualified tenants. In 2011, the property's operating deficit was significantly reduced from prior years, and the property is better positioned to stabilize in 2012. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. In 2008 and 2009, the property operated with an average occupancy of 99% with below breakeven operations. In 2010 operations were back above breakeven for the year. In 2011 operations remained above breakeven, with average occupancy reported to be at 80%. The mortgage and property taxes are current. The low income housing tax credit compliance period expired on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. Throughout 2010, occupancy was at 100%. Operating expenses were 15% above the state average, but the property still managed to generate cash flow for the year. In 2011, overall operating expenses increased even more. Maintenance expenses were particularly high due to staircase replacements on the property that were expensed in 2011. The property will not be reimbursed by the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated company employees. Despite an average occupancy of 94% in 2011, high maintenance expenses caused operations to fall below breakeven by the end of 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. Their first course of action was to address all deferred maintenance issues at the property, which they completed in July and August of 2010. Improvements included repairs to stairways, concrete drives, and walks. There were over $20,000 in replacement reserve withdrawals used to address deferred maintenance items inherited upon the property's transfer. Funds were used for flooring, refrigerator and range replacement, stairwell painting, coil cleaning, pressure washing, and new windows. Occupancy improved 16% from 2009 to average 96% in 2010, although operations remained below breakeven. Occupancy remained high in 2011, averaging 96% through the fourth quarter. The property's expenses have decreased by approximately 30% in 2011, showing signs that the property's expenses are beginning to normalize. The property operated above breakeven for the year, and management expects operations to continue to improve as expenses at the property begin to stabilize. The investment general partner intends to continue to monitor expenses and occupancy until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the fourth quarter of 2011, the property continued to operate above breakeven and it closed the fourth quarter 89% occupied. During the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms. No residents were displaced as a result of the wind damage and the repairs were completed to the property in November, 2011. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Athens Partners, LP expires on December 31, 2013. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Athens Partners, LP subsequent to December 31, 2011.

In January 2012, the investment general partner transferred its interest in Milton Senior LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,167,648 and cash proceeds to the investment partnership of $35,099. Of the total proceeds received, $3,840 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,070 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $26,189 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $26,189 as of January 31, 2012.

Series 29

As of December 31, 2011 and 2010, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at December 31, 2011, of which 20 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 29 reflects a net loss from Operating Partnerships of $(606,708) and $(1,098,590), respectively, which includes depreciation and amortization of $1,732,816 and $1,953,609, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until late in the third quarter 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to squash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors in January 2012. It is now expected that the deposition will take place in late February 2012. To date, the parties have been unable to agree on the appropriate size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. The property operated below breakeven in the first half of 2010 due to low average occupancy of 88% and increased operating expenses. Increased marketing efforts resulted in improved occupancy in the second part of the year. As of December 2010, the property was 90% occupied, and it operated above breakeven in 2010. Through the fourth quarter of 2011, the property was 87% occupied and was operating at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the fourth quarter of 2011, the property continued to operate below breakeven due to high maintenance and utility expenses. Occupancy trended downward in the second half of the year, but the property still had an average occupancy of 90% for the year 2011. Management noted that many of the move-outs were residents who moved in during the $99 move-in promotion and were unable to make timely rental payments. Maintenance expenses remained high as management continued to turn vacant units. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis, therefore high maintenance expenses are expected to impact the property for the foreseeable future. During the third quarter, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Further, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities. All mortgage, tax and insurance payments are current as of December 31, 2011. However, during the third quarter of 2011, the lender had to advance funds to pay delinquent 2010 real estate taxes. While the 2011 real estate taxes are not considered delinquent yet, it is unlikely that the property will have sufficient cash flow to pay the 2011 taxes. The lender may be unwilling to advance additional funds to pay the 2011 real estate taxes and the operating general partner has limited capacity to fund deficits. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Northfield Apartments III, LP.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. Through the fourth quarter of 2011, the property operated with an average physical occupancy of 86%. Physical occupancy continued to decline throughout the fourth quarter. As of December 31, 2011, the property's physical occupancy was 72%. In December 2009, Forest Hill leased 20 units to residents that were displaced by a fire at a nearby senior property with HUD subsidized rents. As of the third quarter 2011, repairs had been completed on the damaged property and it was leasing again. Many of the residents that were relocated to Forest Hill in 2009 returned to their former property in late 2011, causing an occupancy issue at Forest Hill. Forest Hill continued to operate below breakeven in 2011 due in large part to the ongoing vacancy challenges. The management company, an affiliate of the operating general partner, appears focused on marketing initiatives to increase applicant traffic and occupancy. Physical occupancy is projected to improve to 80% in the first quarter of 2012. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits, as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the quarter at 83% occupied, the property continued to operate above breakeven through the fourth quarter of 2011 due to favorable low floating rate financing. During the third quarter of 2011 the property sustained fire damage. The fire was caused when a plug-in air freshener overheated and ignited a sofa in an apartment unit. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Repairs to the unit are complete and the City of Sherwood issued a Certificate of Occupancy in December, 2011. All mortgage, tax and insurance payments are current. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Kiehl Partners, LP subsequent to December 31, 2011.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Occupancy averaged 85% and 74% in 2009 and 2010, respectively. In 2011, occupancy decreased further to average 68% for the year. However, in the fourth quarter, occupancy started to stabilize and reached 80% by year-end 2011. The property operated at a cash deficit in both 2010 and 2011 due to low revenues and fluctuating expenses. The investment general partner intends to monitor for potential deferred maintenance issues at the site due to significantly reduced maintenance expenses from prior years. All real estate tax, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period will expire on December 31, 2013.

Series 30

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 30 reflects a net loss from Operating Partnerships of $(500,799) and $(641,831), respectively, which includes depreciation and amortization of $860,627 and $918,764, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. The property is operating slightly below breakeven with 75% occupancy as of December 2011. There has been a recent decrease in occupancy due to evictions for non-payment of rent. With the goal of increasing occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management is in contact with the local HUD office seeking new residents and aid for current residents who have difficulty making rent payments. As a rental incentive, management is offering two months free electricity. The property has recently had high operating expenses due to turnover costs incurred to get units rent ready. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The local economy continues to suffer from job cuts at local factories. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. Despite occupancy of 93% as of December 31, 2011, the property continued to operate below breakeven due to high bad debt, high turnover costs and required improvements to the property. Management's eviction of residents for non-payment of rent contributed to high bad debt in December 2011. Due to the age of the property, management continues to make a number of necessary improvements during unit turns. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. In the fourth quarter, the property also experienced an increase in heating, ventilation, and air conditioning service calls for repairs and replacements which further contributed to high maintenance expenses. The property currently has a waitlist of 41 applicants and occupancy remains strong. Since occupancy remains strong and to offset high maintenance expenses, management plans on implementing a 2.5% rent increase effective April 1, 2012. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. The property has had inconsistent occupancy levels since 2003. In 2009, occupancy declined to a low of 77%, but rebounded to 87% by year-end 2010. The property operated above breakeven in 2010 due to reduced vacancy loss and lower maintenance costs. Other tax credit communities in the area have been able to operate with high occupancy levels while also having the ability to charge higher rents than Western Trails II. This is primarily due to their communities being newer with superior amenities including additional bathrooms, garages, swimming pools and exercise facilities. There are four major competitors located within a few miles of Western Trails Apartments II. Average occupancy declined from 95% in 2010 to 91% in 2011. Management attributed the drop in occupancy to flooding concerns in the Council Bluffs and Carter Lake section of Iowa. As severe flooding continued through early 2011, Pottawattamie County leaders declared a disaster on May 31, 2011, resulting in evacuations, voluntary power outages and road closures. Many residents of Council Bluffs chose to live with family members out of state or at nearby properties not threatened by a levee break along the Missouri River. Although the property is outside the 100-year floodplain and has not been affected by local flooding, management saw a significant decline in traffic. The operating general partner negotiated payment of past due audit fees in 2011, which resulted in higher administrative costs. Due to lower occupancy and higher administrative costs, the property operated below breakeven in 2011. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011. In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.

Through the fourth quarter of 2011, occupancy was averaging 89%, but declined to 80% as of December 31, 2011. The property continued to operate significantly below breakeven in 2011. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the fourth quarter of 2011.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011. In January of 2012, the operating general partner informed the investment general partner that their ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period will be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. All tax, insurance, and mortgage payments are current through 2011. The low income housing tax credit compliance period expires on December 31, 2014. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $333,404 is equivalent to tax credit recapture and interest of $123 per 1,000 BACs.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Occupancy averaged 100% through December 31, 2011 and the property continued to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to its sewer system. The investment general partner intends to continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Series 31

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 31 reflects a net loss from Operating Partnerships of $(457,824) and $(824,707), respectively, which includes depreciation and amortization of $2,299,553 and $2,469,896, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 75% at the end of the fourth quarter of 2011. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the fourth quarter of 2011. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Canton Housing One, LP.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. As of December 31, 2011, occupancy was 96%; however, the property operated below breakeven due to low economic occupancy coupled with high operating expenses, specifically administrative, maintenance, utilities and bad debt. Management's marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. In order to increase and maintain strong physical occupancy, management offers incentives and concessions. They are currently offering a one-month concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. Utility expenses in 2011 increased over 2010 levels, due to an increase in water/sewer rates. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. The operating general partner continues to fund operating deficits as needed. The investment general partner will continue to monitor the property's performance. All real estate tax, mortgage, and insurance payments are current. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to San Angelo Bent Tree, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the fourth quarter of 2011 as a result of low occupancy and high administrative and maintenance expenses. As of December 31, 2011, the property was 82% occupied. Management continues to advertise the property on websites such as Craig's List and The Apartment Guide. They are also offering rental incentives including one month of free rent and $300 for resident referrals. Marketing efforts have generated rental inquiries; however, the majority of the applicants only satisfy the 30% and 40% area median income standard, rather than the required 60%. Since the four vacant units are at the 50% level, management lowered the 60% rents to the 50% rents; however, applicants cannot even afford this level. Management continues to reach out to the 36 people on the waitlist to determine if they can afford the 50% rent and is looking into renting some of the 60% units at 40% rent levels. The property has also suffered from high administrative and maintenance expenses as a result of evictions for non-payment of rent occurring in the previous quarters. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Series 32

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2011, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2011 and 2010, Series 32 reflects a net loss from Operating Partnerships of $(939,428) and $(1,178,741), respectively, which includes depreciation and amortization of $1,615,614 and $1,726,241, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company appears more effective than any of the previous management firms and operations have moderately improved. In 2011 average occupancy was 96% compared to average occupancies of 93% and 94% reported for 2010 and 2009, respectively. Despite strong occupancy, the property continues to operate below breakeven. In 2011, net cash flow expended from property operations totaled approximately ($15,000). Net cash flows expended from property operations totaled ($23,707) and ($3,499) in 2010 and 2009, respectively. Although the quality of the tenant base and physical occupancy has improved since 2009, maintenance expenses and bad debt remain high. Also, rental rates have remained at a reduced level in order to compete with other properties in the sub-market. The local economy in northern Indiana remains weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $30,012 and $17,399 in 2010 and 2009, respectively. The mortgage, tax and insurance payments are current as of December 31, 2011.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivable and accounts payable balances continue to hinder operations. Winn Residential became the new managing agent effective October 1, 2010. The property reported 100% occupancy through the fourth quarter of 2011. Utility costs declined in 2011 due to the installation of retrofit kits supplied by the local water company. The operating general partner informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from a roof leak. The mortgage and insurance are current. The property is real estate tax exempt, and the property is operating below breakeven with fully funded reserves. Higher vacancy loss due to evictions and elevated bad debt are the predominant factors contributing to the 2011 deficit. The investment general partner met with Winn Management in early January of 2012 to review the 2012 operating budget and initiatives. Management is projecting a 5% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The low income housing tax credit compliance period expires on December 31, 2015.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the fourth quarter of 2011, the property continued to operate above breakeven and it closed the fourth quarter 89% occupied. During the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms. No residents were displaced as a result of the wind damage and the repairs were completed to the property in November, 2011. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period for Athens Partners, LP expires on December 31, 2013. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Athens Partners, LP subsequent to December 31, 2011.

Series 33

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 33 reflects a net loss from Operating Partnerships of $(383,586) and $(459,003), respectively, which includes depreciation and amortization of $701,617 and $750,722, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the fourth quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the fourth quarter the property was 93% occupied. Management continues to offer a concession of one half off the first month's rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the partnership's account due to non-payment. However, management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program. Moving forward, the referral fee for current residents will increase with every new referral that signs a lease. During the third quarter of 2011, there was a grease fire in one unit. The unit sustained fire damage and the unit below sustained water damage. Management contacted the insurance company and at the close of the third quarter was finalizing a contract for the repairs to the damaged units. All work to the units damaged from the fire was completed in the fourth quarter of 2011 and contractors have been paid in full. All mortgage and insurance payments are current as of December 31, 2011. The real estate taxes for this property were delinquent as of December 31, 2011. The operating general partner is currently working on a plan to pay the real estate taxes in the first quarter of 2012.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2011, the property continued to operate at a deficit through the fourth quarter due to high utility and maintenance expenses. Management indicated that even if occupancy were to reach 100%, the property would not be able to support the high operating expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to carpet, vinyl, and refrigerator replacement. To offset the high expenses, management was granted a $10 rent increase scheduled for May 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the fourth quarter of 2011 and ended the year 89% occupied. During the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Southaven Partners I, LP subsequent to December 31, 2011.

In October 2011, the investment general partner transferred its interest in Bradford Group Partners of Jefferson County, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $978,663 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $8,434 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $21,566 were returned to cash reserves held by Series 33. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,566 as of December 31, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the expiration of the LIHTC Compliance Period on December 31, 2014, there will be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 34

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 34 reflects a net loss from Operating Partnerships of $(799,122) and $(972,863), respectively, which includes depreciation and amortization of $1,652,999 and $1,616,162, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania. The property operated below breakeven in 2010. Turnover in 2010 led to higher maintenance and bad debt expenses along with significantly increased tenant accounts receivable. The operating general partner attributed high maintenance costs to heating repairs, but also to the wear and tear that has occurred over the past twelve years. The tenant profile has a history of damaging the units prior to move out. The operating general partner has not provided occupancy reports since the second quarter of 2011, but a recent verbal occupancy and site visit report conducted on October 7, 2011 indicated 100% occupancy at that time. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Boerne Creekside Apartments LP, (Boerne Creekside Apartments) is a 71-unit family property located in Boerne, Texas. Physical occupancy started to decline in May of 2009 as the local economy softened. The property also experienced an increase in turnover mostly because of the economic downturn. The local economy continues to struggle; many employers have relocated or reduced their work force. Evictions and skips at the property rose when residents lost their means of employment and could no longer meet their rent obligations. In addition, management's inability to enforce a stringent collection policy contributed to an increase in delinquency loss. These issues led to an escalation of marketing and maintenance expenses and resulted in operating deficits. To address and hopefully cure these issues, the operating general partner replaced the management company in December of 2009. The new management has increased marketing efforts and continues to reach out to local businesses to try to increase occupancy. Fliers and postcards are frequently distributed to various employers, businesses, housing-related service agencies, and community organizations. The new management continues to work diligently with the Boerne Housing Authority to increase the referral of prospective residents and to lobby the agency for additional Section 8 vouchers. Management has also added concessions and other incentives to improve occupancy. They continue to offer one month of free rent prorated over a 12-month lease. To minimize turnover and boost resident retention management continues to organize monthly social events at the property. Despite management's increased efforts, the subject property operated below breakeven in 2010 and lost ($121,017). The poor operations were attributed to low average occupancy, insufficient rental rates and high operating expenses. The property experienced low average occupancy in 2010, but did show improvements in the second half of the year. Through the fourth quarter of 2011 average occupancy has improved and the property has averaged 93% for the year. Management continues to work diligently to lower expense levels and their efforts have helped lower overall operating expenses in 2011. With the help of the improved occupancy and a decrease in expenses, the property has operated above breakeven for the year. Now that occupancy and operations have stabilized, management plans to slowly decrease concessions at this property. The property's mortgage, real estate taxes, and insurance are current as of December 31, 2011. The operating general partner is committed to this property and has indicated that he will fulfill his operating deficit guarantee as required. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Boerne Creekside Apartments, LP subsequent to December 31, 2011.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the fourth quarter of 2011 as a result of high concession loss and high maintenance expenses. At the close of the fourth quarter the property was 93% occupied. Management continues to offer a concession of one half off of the first month's rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the partnership's account due to non-payment. However, management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program. Moving forward, the referral fee for current residents will increase with every new referral that signs a lease. During the third quarter of 2011, there was a grease fire in one unit. The unit sustained fire damage and the unit below sustained water damage. Management contacted the insurance company and at the close of the third quarter was finalizing a contract for the repairs to the damaged units. All work to the units damaged from the fire was completed in the fourth quarter of 2011 and contractors have been paid in full. All mortgage and insurance payments are current as of December 31, 2011. The real estate taxes for this property were delinquent as of December 31, 2011. The operating general partner is currently working on a plan to pay the real estate taxes in the first quarter of 2012.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petosky, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Occupancy has improved moderately and stabilized to average 91% for 2011 and 90% and 87% for 2010 and 2009, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased overall marketing efforts.

The local economy in northern Michigan has suffered over the last several years and remains weak. For 2011 net cash flow expended from property operations totaled approximately ($43,200) due to increases in utilities and maintenance expenses. During 2010 and 2009, net cash flow expended from property operations totaled ($15,613) and ($17,876), respectively. The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003. The operating general partner continued to fund deficits through the third quarter of 2006, but temporarily ceased to fully support the property's operations in the fourth quarter of 2006. As a result, the Operating Partnership fell into arrears on both its tax and mortgage payments.

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

The PILOT program expired effective June 15, 2011 and the operating general partner is appealing to the taxing authority to extend the program. The operating general partner is also attempting to refinance the first mortgage loan. If successful, the refinance is anticipated to occur in the second or third quarter of 2012. The operating general partner will need to obtain an extension of PILOT program to be able to re-finance the current mortgage balance. As of December 31, 2011, all mortgage, tax, and insurance payments are current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in excellent condition upon a site inspection in March 2011. In 2010 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.

Through the fourth quarter of 2011, occupancy was averaging 89%, but declined to 80% as of December 31, 2011. The property continued to operate significantly below breakeven in 2011. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the fourth quarter of 2011.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011. In January of 2012, the operating general partner informed the investment general partner that their ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period will be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. All tax, insurance, and mortgage payments are current through 2011. The low income housing tax credit compliance period expires on December 31, 2014. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $642,173 is equivalent to tax credit recapture and interest of $178 per 1,000 BACs.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. The property operated with below breakeven operations in 2009 due to high real estate taxes. In 2007, the taxes significantly increased due to a reassessment error. The property was improperly assessed as market rate. The increase in the tax bills also included adjustments for prior years. The operating general partner filed a petition for reassessment. Due to the tax increase, the operating general partner received a personal loan to pay the past year adjustments plus the taxes due through 2008. A hearing was held with the Valuation Adjustment Board, which resulted in a reduction in the assessed value for tax year 2010 and forward. The operating general partner is currently seeking additional personal financing through a local bank to pay the balance of the 2009 and 2010 taxes. He has also begun the process of filing for a further tax abatement. In 2010, the property maintained an average occupancy of 97% with operations above breakeven. Occupancy continues to be high at 98% through 2011. The investment general partner intends to continue to monitor property operations and the operating general partner's efforts to secure financing for the property taxes. If necessary, the investment limited partner may consider advancing the partnership funds to avoid a tax lien and preserve credit delivery. The low income housing tax credit compliance period expires on December 31, 2014.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the fourth quarter of 2011 and ended the year 89% occupied. During the second quarter of 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. Since the repairs are complete and the property is consistently operating above breakeven, the investment general partner will cease reporting for Southaven Partners I, LP subsequent to December 31, 2011.

Series 35

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 35 reflects a net loss from Operating Partnerships of $(796,032) and $(705,422), respectively, which includes depreciation and amortization of $1,257,243 and $1,166,489, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. The property operated below breakeven in the fourth quarter of 2011 due to low occupancy caused by current housing market conditions, insufficient rental rates, and increasing operating expenses, specifically utilities, maintenance and insurance. Although average occupancy increased to 93% in the fourth quarter of 2011, further improvement is needed to achieve breakeven operations. Maintenance expenses are high due to turnover and the need to make vacant units rent ready. Utility expenses are high due to high water rates in the City of Clute. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management's marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder's fee of one month's rent to realtors who bring in qualified residents. The investment general partner continues to work with management to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current.

Columbia Woods, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been effective in their efforts to improve operations. Occupancy increased from 75% in September 2009 to 88% as of December 2010. In 2011, occupancy averaged 91% and ended the year at 82%. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

In the third quarter of 2011 the investment general partner met with the operating general partner and visited this site. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In 2010, occupancy averaged 99% and the property operated well above breakeven. Average occupancy was 100% through December 31, 2011 and the property continues to operate above breakeven. While the property's occupancy and operations are strong, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner are in negotiations with the abutting property owner to connect to his sewer system. The investment general partner will continue to work with management and the operating general partner in an effort to remedy the failed septic system. The low income housing tax credit compliance period expires on December 31, 2014.

Series 36

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 36 reflects a net loss from Operating Partnerships of $(279,516) and $(269,597), respectively, which includes depreciation and amortization of $766,733 and $770,082, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Due to limited funds, the Operating Partnership has alternated between paying vendors and making its debt service payments. After the sewer line was repaired in July 2008 for $60,000, the contractor who performed the work filed a lien on the property. Payment has since been made, but this caused some arrearage in the mortgage payments. The operating general partner brought the mortgage current, but payables began to build again. In order to pay down some of these payables, the Operating Partnership missed two mortgage payments in 2009. The mortgage payments were brought current and have remained current since then partially through a release of funds from the Operating Partnership's debt service reserve. At the end of the fourth quarter of 2011, the two mortgages are current; however, the debt service reserve fund and the transition fund remain underfunded. To date, the lender has not issued a default notice.

In March 2008, the operating general partner replaced the management agent. The new agent is very skilled in all areas of Low-Income Housing Tax Credit property management and continues to work hard to help cure all physical issues and improve operations at Aloha Housing. Occupancy remains strong and was 100% at the end of the fourth quarter of 2011. Despite the strong occupancy, operations continue to struggle due to the high debt service payments. The property operated below breakeven in 2011. Although the mortgage lenders have not issued notices of default as of the end of the fourth quarter, they could do so since there are ongoing mortgage payment arrearages associated with payments to the debt service reserve fund and the transition fund. Such a notice could trigger a foreclosure action in 2012 if the operating general partner does not keep the mortgage current. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. In the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the prior nine months that due to the operating general partner's inability to satisfy the lender's underwriting criteria, the lender would not be able to refinance the mortgage debt at that time. At the end of the fourth quarter of 2011 the operating general partner and the investment general partner are continuing to investigate the possibility of selling this property to an owner that would be able to bring in new financing and guarantee that the property would stay compliant with LIHTC regulations through the end of the compliance period on December 31, 2013. If a sale or some type of refinancing does not occur as forecasted by the operating general partner, the property could go into foreclosure in 2012 if the operating general partner does not keep the mortgage payments current. A foreclosure sale in 2012 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $330,130, equivalent to $155 per 1,000 BACs. The investment general partner intends to continue to monitor the progress on these issues and encourage the operating general partner to fund deficits in a timelier manner.

Series 37

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 37 reflects a net loss from Operating Partnerships of $(564,043) and $(759,269), respectively, which includes depreciation and amortization of $1,230,911 and $1,251,742, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Wood Townhomes) is a 120-unit property located in Newnan, GA. Historically, occupancy has been a concern at this property due to economic decline in the area. In 2009, occupancy averaged 83% and the property operated below breakeven. In 2010, operations made significant improvements over 2009 results, but still operated below breakeven for the year. Management hired new portfolio and property managers, and both are familiar with the market and have been effective in their efforts to improve operations. Occupancy increased from 75% in September 2009 to 88% as of December 2010. In 2011, occupancy averaged 91% and ended the year at 82%. Historically, the lack of income has affected management's ability to pay bills, resulting in high payables. Management plans to pay down accounts payable from available cash flow as operations continue to improve.

In the third quarter of 2011, the investment general partner met with the operating general partner and visited this site. The property was very well maintained and the tax credit files were in very good order. Capital improvements in 2010 included new signage and asphalt repairs. These improvement projects were funded from replacement reserves and operating general partner advances. Real estate tax, insurance and mortgage payments are current. The operating general partner's guarantee remains unlimited. Rental achievement has not yet been met. After rental achievement is met, the operating deficit guarantee is unlimited for three years. The operating general partner continues to fund deficits as needed. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property located in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2011, the property continued to operate at a deficit through the fourth quarter due to high utility and maintenance expenses. Management indicated that even if occupancy were to reach 100%, the property would not be able to support the high operating expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to carpet, vinyl, and refrigerator replacement. To offset the high expenses, management was granted a $10 rent increase scheduled for May 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2011, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were paid in full. This event converted the original bond financing for the operating partnership to a traditional commercial mortgage loan.

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt through installment payments on April 30, 2012 and November 30, 2012 from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2011, the operating general partner provided $93,000 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. In 2009, the operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through December 31, 2011, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $194,846. Real estate taxes (and related interest and penalties) for 2009 totaling $109,055 are due to Oakland County by March 31, 2012 to avoid a tax lien foreclosure by the County. Also, per the Settlement Agreement, Baldwin Villas was required to pay the 2009 real estate taxes by December 31, 2011. The operating general partner indicated that it will make an operating advance to Baldwin Villas of $109,055 by January 31, 2012 for payment of the 2009 real estate taxes. Per the operating general partner, other than the 2009 real estate tax payment, all required payments of the new mortgage note and settlement agreement have been made, and no default notice has been received from the lender as of as of January 17, 2012.

The average occupancy decreased to 80% for 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2011 approximately 41% of the property's tenant base consists of Section 8 voucher holders. Since 2009, management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables. Utility expenses increased in 2011 and 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In 2011, the Operating Partnership has expended net cash flows of approximately ($305,000) funded primarily through $93,000 of operating deficit advances from the operating general partner, as well as accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and (307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011, 2010 and 2009 totaling approximately $310,000 remain unpaid. The operating general partner did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $761,943 is equivalent to recapture and interest of $297 per 1,000 BACs.

Series 38

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2011, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 38 reflects a net loss from Operating Partnerships of $(466,570) and $(417,307), respectively, which includes depreciation and amortization of $861,795 and $896,060, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 88% as of December 2011.

The investment general partner met with the operating general partner and visited the site in September 2011. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been set up and landscaping improvements have been done to further enhance curb appeal. Management also upgraded the fitness equipment in 2011. All tax credit compliance files are kept in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2009, occupancy averaged 96% and the property was able to generate cash flow. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. Throughout 2011, average occupancy dropped to 79%. Operating expenses decreased; however, the lower rental income resulted in below breakeven operations. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 39 reflects net loss from Operating Partnerships of $(438,019) and $(500,841), respectively, which includes depreciation and amortization of $717,963 and $689,429, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family development located in Woodstock, GA. The property suffered from fluctuating and declining occupancy over the last few years resulting in below breakeven operations. The primary causes for the poor performance were low occupancy, high bad debt, and high operating expenses. According to management, maintaining high occupancy has been difficult because of a declining market area and lack of qualified applicants due to job losses in the area. The operating general partner has reduced rental rates and is currently offering resident referral fees, merchant referral fees and giveaways as a means to improve occupancy. In 2010, the property continued to operate below breakeven due to low occupancy and high bad debt. In 2010, management hired new portfolio and property managers. Both are familiar with the market and have been very effective in their efforts to improve operations. Occupancy has increased from 73% in September 2009 to 88% as of December 2011.

The investment general partner met with the operating general partner and visited the site in September 2011. The property is very well maintained and shows nicely as a result of recent capital improvement projects including exterior painting and re-striping of the parking lot. A model unit has been set up and landscaping improvements have been done to further enhance curb appeal. Management also upgraded the fitness equipment in 2011. All tax credit compliance files are kept in good order. All real estate tax, insurance and mortgage payments are current. The investment general partner continues to hold bi-monthly conference calls with the operating general partner and management staff to review all operational issues at the property. These reviews are planned to continue until occupancy and operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Series 40

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2011, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 40 reflects a net loss from Operating Partnerships of $(348,711) and $(477,864), respectively, which includes depreciation and amortization of $989,412 and $975,508, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2011, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were paid in full. This event converted the original bond financing for the operating partnership to a traditional commercial mortgage loan.

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt through installment payments on April 30, 2012 and November 30, 2012 from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2011, the operating general partner provided $93,000 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. In 2009, the operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through December 31, 2011, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $194,846. Real estate taxes (and related interest and penalties) for 2009 totaling $109,055 are due to Oakland County by March 31, 2012 to avoid a tax lien foreclosure by the County. Also, per the Settlement Agreement, Baldwin Villas was required to pay the 2009 real estate taxes by December 31, 2011. The operating general partner indicated that it will make an operating advance to Baldwin Villas of $109,055 by January 31, 2012 for payment of the 2009 real estate taxes. Per the operating general partner, other than the 2009 real estate tax payment, all required payments of the new mortgage note and settlement agreement have been made, and no default notice has been received from the lender as of as of January 17, 2012.

The average occupancy decreased to 80% for 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2011 approximately 41% of the property's tenant base consists of Section 8 voucher holders. Since 2009 management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables. Utility expenses increased in 2011 and 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In 2011, the Operating Partnership has expended net cash flows of approximately ($305,000) funded primarily through $93,000 of operating deficit advances from the operating general partner, as well as accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and (307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011, 2010 and 2009 totaling approximately $310,000 remain unpaid. The operating general partner did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $156,018 is equivalent to recapture and interest of $58 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy steadily improved throughout most of 2011, from 63% at the end of the first quarter, to 79% at the end of the second quarter, to 85% at the end of the third quarter of 2011. At year-end the property was back down to 65% occupied. The investment general partner plans to continue to work with the operating general partner to further increase occupancy. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 41 reflects a net loss from Operating Partnerships of $(589,583) and $(521,493), respectively, which includes depreciation and amortization of $1,156,611 and $1,142,026, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 67% in 2011. The low occupancy in 2011 was the result of the economic hardship that faces the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. The property operated slightly above breakeven through the fourth quarter of 2011. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. In 2011 the property operated with an average occupancy of 83%. The low occupancy was the result of the poor economic condition of the surrounding area. Operations have been slightly above breakeven through the fourth quarter of 2011 as the operating general partner has focused on reducing expenses. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. The property operated slightly below breakeven in 2007 but improved back to breakeven status in 2008 and 2009 with occupancy averaging 90% for both years. In 2010, average occupancy was 88%, with operations just reaching breakeven status. As of December 31, 2011, occupancy is 90%, down from 95% at the end of September, 2011, with operations slightly below breakeven status. The rent collection and eviction policies are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. In 2009, average occupancy was 79% and the property operated below breakeven. In an effort to improve operations, the investment general partner approved an operating general partner transfer that was effective in April 2010. The new operating general partner has the experience, personnel, and systems in place to improve operations. The new operating general partner's first order of business was to address any existing deferred maintenance items, and then focus on marketing and leasing. They also added a security patrol on weekend nights in an effort to eliminate criminal activity at the site. In addition, they built a fence around the property, added high intensity exterior lighting, and closed off one entrance to the property to reduce drive thru traffic. Security has improved as a result of these efforts. In order to improve occupancy at the property, management began focusing on leasing and marketing, improving occupancy to an average of 88% for 2010. According to the operating general partner, they improved their relationship with the local HUD office and other community action agencies and this has been effective at driving prospective tenants to the property. Through the fourth quarter of 2011, occupancy has averaged 93% with current occupancy at 91% as of December 31, 2011. In order to better address finding tenants for the three vacant units, the operating general partner is requesting that both the site manager and supervisor submit a written rent up plan for review by senior management. The operating general partner feels this request should help in understanding how the current site manager is marketing the units, and what additional tactics can be implemented to help improve the marketing and leasing process. The operating general partner is also offering a $50 incentive to the site manager for each unit rented, and a $50 dollar referral to all existing tenants who have remained in compliance. The property operated below breakeven in 2010 mainly due to significant increases in maintenance expenses to address deferred maintenance items inherited upon the property's transfer. Expenses have decreased through the fourth quarter of 2011, but are still high due to Federal Housing Administration required repairs and remaining deferred maintenance issues that are being addressed. The property operated close to breakeven for the year, and management expects expenses to start normalizing moving forward. The investment general partner intends to monitor occupancy and expenses at the site and continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 42

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 42 reflects a net loss from Operating Partnerships of $(357,076) and $(329,576), respectively, which includes depreciation and amortization of $1,263,651 and $1,268,772, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven. Occupancy improved to 79% as of year-end 2010. In 2011, occupancy averaged 91% but ended the year at 74%. While the local economy has been a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property in past years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in August 2010. They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in October of 2011 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. It was also concluded that the new manager was professional and effective in her role. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2016. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged 91% for 2010 and 87% for 2011, and the property is operating nominally above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of December 31, 2011. Accounts payable and accrued expenses stood at approximately $64,400 as of the end of the fourth quarter 2011, which equates to just under two months of operating expenses.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite an average occupancy of 99% in 2010, the property continued to operate below breakeven due to high operating expenses. Rental revenues increased in 2010, which allowed for a decrease in the amount of cash flow loss from prior years. Occupancy continues to be strong and was 99% as of December 31, 2011. Operating expenses are high mainly due to high maintenance costs, as a result of severe physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, brick veneer, windows and doors and sagging balconies. The operating general partner has addressed these concerns on an ongoing basis via advances. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,000,000 for repairs and operating deficits. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 43

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 43 reflects a net loss from Operating Partnerships of $(699,918) and $(661,595), respectively, which includes depreciation and amortization of $1,642,441 and $1,629,994, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Occupancy averaged 91% for 2010 and 87% for 2011, and the property is operating nominally above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of December 31, 2011. Accounts payable and accrued expenses stood at approximately $64,400 as of the end of the fourth quarter 2011, which equates to just under two months of operating expenses.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from high unemployment, lack of public transportation and limited retail stores. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since inception. In order for occupancy to remain above 90% the property needs to offer rental concessions. The property operated below breakeven in 2010, despite an increase in average occupancy to 91%. Average occupancy continued to increase in 2011 with the first quarter reporting an average of 96% and the second quarter reported full 100% occupancy. For the last 6 months of 2011, average occupancy dropped significantly to 89% for the third quarter and to 83% for the fourth quarter. Management explained that the decrease in occupancy was caused by a significant drop in work available to the tenants. The property has begun approaching local businesses for qualified applicants and has one scheduled move in for the beginning of 2012. At the start of 2011, the property had begun to operate close to breakeven, while making the required replacement reserve deposits. During the first two quarters of 2011 the property continued to operate with a high accounts payable balance which was caused by unpaid management fees. These management fees are owed to both the previous and current management companies. With the increase in occupancy at the beginning of 2011, the property was able to keep all other vendors current, while paying a full management fee each month plus one additional outstanding fee. Due to the decrease in occupancy in the fourth quarter, the payment of the additional owed management fee was suspended until the property can sustain above breakeven operations. All taxes and insurance are current through December 31, 2011. The replacement reserve account is fully funded. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. A new manager was hired in July 2009 that increased marketing and leasing efforts. Occupancy stabilized and averaged 94% in 2009, allowing the property to generate cash for the year. In early 2010, the local Public Housing Authority began using HUD's new Enterprise Income Verification System; an electronic income verification system designed to increase the efficiency and accuracy of tenant income and rent determinations as well as deter housing fraud. A brochure was distributed to the residents to inform them of the new system, and five tenants immediately vacated the property causing occupancy to drop from 94% in December 2009 to 78% in January 2010. The property struggled to maintain occupancy in 2010 and ended the year at 83% with deficits being funded through a USDA Rural Development approved Workout Agreement,(waiving the annual replacement reserve deposit until December 31, 2012). During this time management reported that rent growth had become limited due to market rate competition in the area. As a means of attracting more potential tenants to the property, management implemented a one-month rent concession. Marketing focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the local newspaper. Management continues outreach to the local social service providers, but focusing on the Continuum of Care. During 2011 management continued to market the vacant units, and at the close of the fourth quarter of 2011, occupancy averaged 90% for the year while reporting operations close to breakeven. The property's tax and insurance escrow is fully funded. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. In 2009, the property operated below breakeven due to decreased occupancy and low rental rates. Average physical occupancy in 2009 was 89%. Through the fourth quarter of 2010, occupancy improved and as of December the property was 93% occupied. Despite improved occupancy, the property operated below breakeven in 2010. Through the fourth quarter of 2011 the property was 97% occupied. Again, despite the strong physical occupancy, low rental rates in the area continued to negatively impact cash flow and the property operated below breakeven. The management company continues to market the available units by working closely with the housing authority and by running various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner intends to continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy averaged 100% in 2010. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivable and accounts payable balances continue to hinder operations. Winn Residential became the new managing agent effective October 1, 2010. The property reported 100% occupancy through the fourth quarter of 2011. Utility costs declined in 2011 due to the installation of retrofit kits supplied by the local water company. The operating general partner informed the investment general partner of a water bill rebate that will be applied to the 2011 utility bill. Since Winn Management began oversight of the property, it has repaired the boilers and roof. Some of the tenants' apartments were also renovated due to damages from a roof leak. The mortgage and insurance are current. The property is real estate tax exempt, and the property is operating below breakeven with fully funded reserves. Higher vacancy loss due to evictions and elevated bad debt are the predominant factors contributing to the 2011 deficit. The investment general partner met with Winn Management in early January of 2012 to review the 2012 operating budget and initiatives. Management is projecting a 5% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in March 2011. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of December 31, 2011, the balance in the operating deficit reserve was fully depleted. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market in Cobb County started to improve in the first half of 2011 and continued to improve in the second half of 2011, operations at Alexander Mills are not strong enough at the start of 2012 to pay debt service including amortization which re-starts with the Feb 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $324,495, and incur recapture and interest penalty costs of $888,890, equivalent to approximately $89 and $244 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the pay down. The interest only mortgage payment, real estate taxes and insurance payments were current as of December 31, 2011.

Series 44

As of December 31, 2011 and 2010, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 44 reflects a net loss from Operating Partnerships of $(1,165,789) and $(907,759), respectively, which includes depreciation and amortization of $1,798,468 and $1,801,546, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to an average of 92% in both 2010 and 2011. Prior to the construction loan converting to conventional permanent fixed-rate financing in November 2010, the property was operating above breakeven. However, the debt payments under the construction loan (floating rate, tax-exempt bonds) consisted of only interest payments with no principal amortization payments. Had the loan converted to permanent financing under the floating rate for tax-exempt bonds, as originally planned, and the property maintained the then current levels of bad debt expense, unit turnover costs, and real estate taxes, operations would have been below breakeven.

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

In an effort to facilitate the closing of the permanent financing in November 2010, the investment general partner approved the release of the remaining equity prior to the Operating Partnership meeting rental achievement. In October of 2011, the Operating Partnership was able to document rental achievement. The property's mortgage and insurance payments are current as of December 31, 2011.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that their willingness to continue to fund operating deficits for the remainder of the compliance period will be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 95% in 2011, ending at 97% as of December 31, 2011. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. Though occupancy remains strong, the property continues to operate below breakeven through the end of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. The property's mortgage, real estate tax and insurance payments are current through the end of 2011. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $63,284, and incur recapture and interest penalty costs of $44,511, equivalent to approximately $23 and $16 per 1,000 BACs respectively.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in May 2010 and revisited the property in March 2011. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to ensure stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarts. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of December 31, 2011, the balance in the operating deficit reserve was fully depleted. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market in Cobb County started to improve in the first half of 2011 and continued to improve in the second half of 2011, operations at Alexander Mills are not strong enough at the start of 2012 to pay debt service including amortization, which re-starts with the Feb 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $397,410 and incur recapture and interest penalty costs of $1,086,449, equivalent to approximately $147 and $402 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the pay down. The interest only mortgage payment, real estate taxes and insurance payments were current as of December 31, 2011.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2011, average occupancy fell significantly to 76% at Memphis 102 due to the continuing downward rental market and the lack of job opportunities in Memphis, as well as the unavailability of Section 8 vouchers from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. Management has recently begun radio and other advertising marketing efforts as well as offering rental concessions; however, occupancy remains a significant challenge at the start of 2012. In 2011, net cash flow expended by property operations totaled approximately ($260,000) due to high real estate taxes, maintenance expenses and bad debt. Moreover, bad debt expense increased to approximately $1,000 per unit during 2011. Negative operations were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City and Shelby County, as well as by advances from the operating general partner and its affiliates. In 2010, occupancy was relatively stable at 88%, but the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled ($17,842). The operating general partner had provided operating deficit advances to the Operating Partnership in prior years. The 2010 cash flow deficit was funded with operating general partner deficit advances. Mortgage and insurance payments are current as of December 31, 2011.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with city and county officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $565,000 as of December 31, 2011.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorney representing the estate of one of the operating general partners negotiated with the lender and obtained several continuances of the hearing extending the date of the hearing until March 26, 2012. As conditions of the continuances, the lender is requiring that Memphis 102 and the four other unrelated LIHTC partnerships meet certain conditions, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. Memphis 102 and the operating general partner are in the process of completing these conditions at the start of 2012 and are continuing to negotiate with the lender. The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2012, the estimated credit loss of $1,013,286 and tax credit recapture cost and interest penalty of $1,650,752 is equivalent to credit loss of $375 and tax credit recapture and interest of $611 per 1,000 BACs.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Occupancy is averaging 89% in 2011 but continued to decline in the second half of 2011 due to a significant downturn in the local economy. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. The property continues to operate below breakeven. The mortgage payments, insurance, and accounts payable are current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located approximately 45 miles southwest of Washington D.C. in Bealeton, Virginia. The units are all three-bedrooms and located in fifteen duplex townhomes. Between the years 2004 and 2008, occupancy was stable and the property averaged occupancy of 95% to 98%. Occupancy dropped to 88% in 2009 and the property operated below breakeven. The property rebounded in 2010, averaging 99% and operating above breakeven. Occupancy stabilized in 2011 averaging 94% for the year, and operations were close to breakeven. The property was inspected in December 2011, and was in excellent condition. All real estate tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 45

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 45 reflects a net loss from Operating Partnerships of $(740,280) and $(1,031,350), respectively, which includes depreciation and amortization of $2,168,015 and $2,210,227 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2011, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were paid in full. This event converted the original bond financing for the operating partnership to a traditional commercial mortgage loan.

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt through installment payments on April 30, 2012 and November 30, 2012 from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2011, the operating general partner provided $93,000 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. In 2009, the operating general partner provided $101,846 to pay 2007 outstanding real estate taxes, interest and penalties. From inception through December 31, 2011, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $194,846. Real estate taxes (and related interest and penalties) for 2009 totaling $109,055 are due to Oakland County by March 31, 2012 to avoid a tax lien foreclosure by the County. Also, per the Settlement Agreement, Baldwin Villas was required to pay the 2009 real estate taxes by December 31, 2011. The operating general partner indicated that it will make an operating advance to Baldwin Villas of $109,055 by January 31, 2012 for payment of the 2009 real estate taxes. Per the operating general partner, other than the 2009 real estate tax payment, all required payments of the new mortgage note and settlement agreement have been made, and no default notice has been received from the lender as of as of January 17, 2012.

The average occupancy decreased to 80% for 2011 compared to 89% and 88% for 2010 and 2009, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2011 approximately 41% of the property's tenant base consists of Section 8 voucher holders. Since 2009, management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. Maintenance expenses are very high due to extremely costly unit turnover expenses for these single-family homes. Management has been using a credit agency for more comprehensive credit checks in an effort to curb unit turnovers and tenant receivables. Utility expenses increased in 2011 and 2010 due to the charges to maintain basic heating and lighting for unoccupied homes. Additionally, the homes were built on slabs and settling has caused plumbing issues and shifting of some of the exterior walkways. Repairs are being made on an as-needed basis and management is further extending payables. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance for the outstanding amount to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In 2011, the Operating Partnership has expended net cash flows of approximately ($305,000) funded primarily through $93,000 of operating deficit advances from the operating general partner, as well as accruals of operating payables, letter of credit fees and real estate taxes. In 2010 and 2009 the Operating Partnership expended net cash flows of ($306,845) and (307,148), respectively, funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes, as well as the previously mentioned operating deficit advance made by the operating general partner in 2009.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2011, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011, 2010 and 2009 totaling approximately $310,000 remain unpaid. The operating general partner did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. Payables are high and continue to increase. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $45,103 is equivalent to recapture and interest of $11 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that their willingness to continue to fund operating deficits for the remainder of the compliance period will be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 95% in 2011, ending at 97% as of December 31, 2011. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. Though occupancy remains strong, the property continues to operate below breakeven through the end of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. The property's mortgage, real estate tax and insurance payments are current through the end of 2011. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $1,694,674, and incur recapture and interest penalty costs of $1,191,984, equivalent to approximately $422 and $297 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2009, the property generated cash flow with 95% average occupancy and operating expenses below state averages. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. Throughout 2011, occupancy averaged 92%. As a result of a further increase in maintenance expenses, operations remained below breakeven in 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, Limited Partnership (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK. Operations were below breakeven in 2009 due to high maintenance and insurance costs, despite an average occupancy of 95%. Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account. Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 caused insurance costs to double. In 2010, the property once again suffered a deficit for the year. Maintenance expenses decreased slightly but not enough for operations to breakeven. Rural Development approved a rent increase effective January 1, 2011. Although average occupancy remained at 95%, rental income increased by 13%. Operating expenses decreased slightly, and operations were above breakeven in 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Series 46

As of December 31, 2011 and 2010, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2011, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2011 and 2010, Series 46 reflects a net loss from Operating Partnerships of $(453,894) and $(495,629), respectively, which includes depreciation and amortization of $1,015,199 and $1,035,354, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas. Despite strong occupancy, averaging 97% in 2010 and 2011, the property is operating just below breakeven. The operating managing member hired a consultant to appeal the real estate assessment in March 2011; however, the consultant did not complete the appeal process before transferring to a new company. Therefore, the operating managing member hired another consulting firm to appeal the 2011 assessed value via the payment under protest process when the first half of the 2011 taxes were paid in December 2011. In addition, because occupancy is very strong, in September 2010, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010. This increase in rental income along with a slight reduction in real estate taxes should result in the property operating above breakeven. In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its then current balance to its original commitment amount. This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears. The operating general partner reports that the monthly mortgage, tax, and insurance escrow payments are current as of December 31, 2011.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 14, 2012		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 14, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.