Form 10-K
period 2012-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2012-07-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012 or

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2012

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2012, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2012 the Fund had invested in 12 Operating Partnerships on behalf of Series 20, 6 Operating Partnership on behalf of Series 21, 20 Operating Partnerships on behalf of Series 22, 15 Operating Partnerships on behalf of Series 23, 18 Operating Partnerships on behalf of Series 24, 11 Operating Partnerships on behalf of Series 25, 39 Operating Partnerships on behalf of Series 26, 15 Operating Partnerships on behalf of Series 27, 24 Operating Partnerships on behalf of Series 28, 21 Operating Partnerships on behalf of Series 29, 17 Operating Partnerships on behalf of Series 30, 26 Operating Partnerships on behalf of Series 31, 15 Operating Partnerships on behalf of Series 32, 8 Operating Partnerships on behalf of Series 33, 14 Operating Partnerships on behalf of Series 34, 11 Operating Partnerships on behalf of Series 35, 11 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 20 Operating Partnerships on behalf of Series 41, 22 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 445 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Ashbury Apartments	Sioux Falls, SD	48	$1,031,343	4/94	6/94	100%	$806,117

Bradley Manor	Bradley, AR	25	754,526	8/94	3/95	100%	182,044

Concordia Manor I	St. Croix, VI	22	1,388,267	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	670,392	5/94	3/94	100%	175,182

Edison Lane Apartments	Edison, GA	24	683,749	9/94	10/95	100%	204,561

Fairoaks Lane Apts.	Rincon, GA	44	1,346,076	7/94	5/95	100%	339,284

Forest Glen Village	Vidalia, GA	46	1,260,827	7/94	2/95	100%	378,777

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	639,743	5/94	1/94	100%	176,621

Kristine Apartments	Bakersfield, CA	60	890,616	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,333,578	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,583,680	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	876,396	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Black River Run	Black River Falls, WI	48	$904,301	10/94	12/94	100%	$350,531

Forest Glen at Sully Station	Centreville, VA	119	5,459,282	11/94	9/95	100%	2,649,450

Fort Halifax	Winslow, ME	24	894,600	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,719,028	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	674,575	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	715,525	10/94	7/95	100%	176,953

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Albemarle Village	Hertford, NC	36	$1,327,763	1/95	9/94	100%	$321,628

Black River Run Apts.	Black River Falls, WI	48	904,301	3/95	12/94	100%	395,279

Cobblestone Apartments	Fuquay, NC	33	1,337,601	1/95	5/94	100%	326,054

Concordia Manor II	St. Croix, VI	20	1,421,151	1/95	11/95	100%	259,444

Concordia Manor III	St. Croix, VI	20	1,398,581	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,198,335	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	670,768	10/95	12/96	100%	756,656

Highland House	Boston, MA	14	2,033,612	12/96	5/97	100%	586,492

Kimbark 1200 Apts.	Longmont, CO	48	1,824,309	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,384,026	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,228,073	8/98	6/98	100%	240,900

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Marksville Square	Marksville, LA	32	$901,802	1/95	1/96	100%	$268,848

Neshoba County	Philadelphia, MS	25	809,939	7/95	8/95	100%	251,411

Philadelphia Square	Philadelphia, MS	16	518,361	7/95	8/95	100%	149,950

Quankey Hills	Halifax, NC	24	945,439	1/95	3/95	100%	200,496

Richmond Square	Richmond, MO	32	633,077	12/94	2/95	100%	931,456

Salem Wood Apartments	Salemburg, NC	24	837,658	1/95	12/94	100%	181,355

The Birches	Old Orchard Beach, ME	88	2,780,823	1/95	3/96	100%	1,514,512

Troy Villa Apartments	Troy, MO	64	1,415,986	12/94	6/95	100%	1,810,416

Twin City Villa	Festus, MO	40	1,070,362	1/95	11/95	100%	679,176

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Concordia Manor II	St. Croix, VI	20	$1,421,151	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,398,581	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	570,975	5/95	5/95	100%	1,551,605

Great Pines Apts.	Hurleyville, NY	26	1,074,821	7/95	12/95	100%	340,835

Ithaca Apts. I	Ithaca, MI	28	519,485	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,824,309	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,176,493	9/95	12/96	100%	2,650,580

Mathis Apartments	Mathis, TX	32	850,902	1/95	1/95	100%	228,172

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Orange Grove Seniors	Orange Grove, TX	24	621,696	5/95	2/95	100%	163,637

Riverview Apartments	St. Louis, MO	42	1,168,809	8/95	12/95	100%	1,160,308

St. Peters Villa	St. Peters, MO	54	1,331,880	7/95	3/96	100%	1,495,685

The Birches	Old Orchard Beach,ME	88	2,780,823	1/95	3/96	100%	1,399,532

Twin City Villa	Festus, MO	40	1,070,362	2/95	11/95	100%	679,176

Village Woods Est.	Kansas City, KS	45	29,963	5/95	12/95	100%	1,704,928

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Autumn Ridge Apartments	Shenandoah, VA	34	$1,466,789	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,067,436	12/95	11/96	100%	332,470

Century East Apts. IV	Bismark, ND	24	522,981	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	522,065	11/95	9/95	100%	399,962

Cooper's Crossing	Irving, TX	93	2,902,266	6/96	12/95	100%	848,708

Edenfield Apartments	Millen, GA	48	1,073,302	1/96	12/96	100%	314,827

Elm Street Apartments	Yonkers, NY	35	962,573	1/96	1/96	100%	407,601

Heritage Glen Apts.	Coolidge, AZ	28	1,067,709	4/96	4/96	100%	373,388

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	515,976	8/95	7/95	100%	399,962

Lakeway Apts	Zwolle, LA	32	779,922	11/95	4/96	100%	210,714

New Hilltop Apartments	Laurens, SC	72	1,484,032	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	121,419	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,327,002	7/96	7/96	100%	335,225

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Park Meadow Apartments	Gaylord, MI	80	$1,442,735	9/95	4/97	100%	$1,753,158

Shadowcreek Apartments	Overton, NV	24	1,167,134	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,163,631	11/95	9/95	100%	269,867

Wyandotte Apartments	Los Angeles, CA	73	2,701,921	4/96	2/97	100%	1,663,747

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Dunlap Acres	West Point, MS	50	$764,995	9/96	4/96	100%	$522,160

Century East II Apts.	Bismark, ND	24	399,319	8/96	6/96	100%	371,183

Clarke Manor Apts.	Pokamoke City, MD	30	1,162,634	2/96	4/96	100%	440,107

Hannah Heights Apts.	Ethel, MS	28	773,654	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	799,061	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	907,989	9/96	4/97	100%	2,242,394

Lenox Ave. Apts.	Manhattan, NY	18	541,368	10/96	9/97	100%	955,524

Rose Square	Connellsville, PA	11	373,894	10/96	2/97	100%	288,209

Rosewood Estates, II	Bladenboro, NC	16	651,720	9/96	12/96	100%	124,304

Shannon Rentals	Shannon, MS	48	1,196,334	4/96	1/97	100%	324,990

Wyandotte Apts.	Los Angeles, CA	73	2,701,921	4/96	2/97	100%	2,280,623

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Academy Apts.	West Point, VA	32	$1,109,521	4/97	3/98	100%	$263,722

Brookhaven Apts.	Shrevport, LA	35	992,659	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	128,811	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	504,038	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	515,369	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	490,351	2/96	12/95	100%	414,507

Country Edge Apts.	Fargo, ND	48	800,975	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	672,174	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	473,414	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	428,528	8/96	8/96	100%	525,631

Edgewood Estates Apts.	Edgewood, TX	22	551,073	6/97	11/96	100%	173,436

Escher Street SRO	Trenton, NJ	104	936,468	4/97	5/98	100%	3,734,928

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Grandview Apartments	Fargo, ND	36	$942,963	8/96	8/96	100%	$1,069,522

Grayson Manor	Independence, VA	32	952,504	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,181,331	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,215,797	11/97	4/98	100%	295,538

Hazeltine Apts.	Los Angeles, CA	35	1,153,660	6/96	1/97	100%	1,606,155

Holly Heights Apts.	Bowling Green, KY	30	987,852	5/97	8/97	100%	362,738

Lake Apts. IV	Fargo, ND	24	540,120	2/96	12/95	100%	414,507

Lake Apts. V	Fargo, ND	24	515,944	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	896,993	12/98	5/99	100%	444,136

Little Valley Est.	Little Valley, NY	24	1,097,729	1/97	4/97	100%	284,257

Maxton Green Apts.	Maxton, NC	32	894,156	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	837,028	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	884,801	2/96	1/96	100%	229,775

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Mosby Forest Apts.	Littleton, NC	24	$484,330	10/96	10/96	100%	$496,753

New Hope Bailey Apts.	De Ridder, LA	40	767,430	8/96	9/96	100%	758,620

Nordhoff Apts.	North Hills, CA	38	1,885,736	9/96	7/97	100%	1,787,961

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	593,502	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	781,720	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	642,864	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,019,464	10/96	2/97	100%	292,587

Tremont Station Apartments	Tremont, PA	24	1,104,056	5/96	11/96	100%	349,889

Village Estates Apts.	Victoria, VA	32	1,100,655	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,098,280	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,048,513	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	983,191	8/96	10/96	100%	265,020

The Willows Apts.	Smithville, TX	32	740,343	5/96	5/96	100%	209,768

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

AHAB Rental Units Phase II	Springfield, MO	17	$367,963	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	823,548	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	877,945	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	209,242	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,446,257	8/96	6/97	100%	1,362,808

Harrison Heights Apts.	Harrisonville, MO	48	963,807	1/98	12/96	100%	245,516

Holly Heights Apts.	Storm Lake, IA	32	447,195	4/97	8/98	100%	626,899

Lake Apts. II	Fargo, ND	24	511,803	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,925,842	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,295,000	11/99	6/99	100%	115,311

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Pear Village Apts.	Leitchfile, KY	16	$136,691	8/96	2/97	100%	$488,822

Randolph Village	Silver Spring, MD	130	4,455,562	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	7,419,175	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	666,600	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

1374 Boston Road L.P.	New York, NY	15	$39,974	2/97	6/97	100%	$522,065

Ashberry Manor Apts.	Bardstown, KY	24	609,989	2/97	3/97	100%	561,330

Bienville III Apts.	Ringold, LA	32	913,020	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	860,368	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	862,975	4/97	7/97	100%	255,639

Cottonwood Apts.	Cottonwood, LA	24	694,302	7/97	7/97	100%	248,058

Cottonwood Apts.	Holly Grove, AR	24	883,820	2/97	4/97	100%	254,856

Evangeline Apts.	Lake Arthur, LA	32	929,592	11/97	1/98	100%	366,284

Fairway Apts. II	Marlette, MI	48	854,364	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,758,386	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	927,265	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,049,253	3/98	8/98	100%	922,119

Neighborhood Restorations VII	West Philadelphia, PA	72	390,071	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Park Village Apts.	Athens, TN	80	$1,054,817	10/98	6/99	100%	$1,992,486

Pin Oak Village	Bowie, MD	110	8,824,067	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,282,394	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,455,562	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	600,910	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,937,866	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	946,125	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	497,862	7/97	10/97	100%	726,402

Tilghman Square	Dunn, NC	20	643,796	11/97	10/97	100%	307,605

Wellston Village Apts.	Wellston, OK	14	358,652	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	189,308	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

The Arbor Park Apts.	Jackson, MS	160	$5,060,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	4,339,742	7/97	11/98	83%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,811,515	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	517,303	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	375,615	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,302,281	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,251,184	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,388,405	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	430,032	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,336,793	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	677,550	2/97	7/97	100%	697,511

Lutkin Bayou Apts.	Drew, MS	36	777,370	11/97	6/97	100%	192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,285,046	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	616,902	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,295,000	2/98	6/99	100%	3,199,520

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Palmetto Place Apts.	Benton, LA	40	$1,208,587	10/98	4/99	100%	$1,153,878

Pecan Hill Apts.	Bryson, TX	16	329,646	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	375,615	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	433,498	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	737,924	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,305,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Country Estates Apts.	Farmville, VA	24	$856,244	3/98	7/99	100%	$223,562

Emerald Trace II Apts	Ruston, LA	24	239,602	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	752,969	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,617,324	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,487,746	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,321,653	8/97	9/98	100%	408,634

Millwood Park Apts.	Douglasville, GA	172	6,929,737	12/98	11/99	100%	971,164

New River Gardens	Radford, VA	48	1,396,640	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	665,957	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	557,214	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Park Trace Apts.	Jackson, TN	84	$1,432,792	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,792,609	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	525,056	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	897,337	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	973,336	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	843,433	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	702,077	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bent Tree Apts.	San Angelou, TX	112	$2,292,002	12/97	7/99	100%	$3,521,950

Brittney Square Apts.	Bowling Green, KY	20	489,583	7/98	7/98	100%	629,917

Canton Manor Apts.	Canton, MS	32	756,203	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,066,524	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	288,825	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,587,593	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	579,527	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	689,775	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	455,949	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	611,647	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,101,841	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	389,080	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	597,288	11/97	11/98	100%	193,766

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Munjoy South Townhouse Apts.	Portland, ME	140	$3,065,995	9/97	10/98	100%	$777,411

Nottoway Manor	Blackstone, VA	28	822,342	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,388,842	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	847,643	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	670,776	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	710,979	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,795,343	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	800,291	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	2,888,994	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	779,592	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	399,124	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	6,900,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Chardonnay Apts.	Oklahoma City, OK	14	$13,584	1/98	1/97	100%	$393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,164,481	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	766,154	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,290,068	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,155,107	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	7,955,000	6/98	12/99	100%	2,911,900

Hallman Court Apts.	Rochester, NY	77	8,181,331	1/99	7/00	100%	266,536

Parkside Plaza Apts	New York, NY	39	1,315,939	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,054,817	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	798,617	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	169,006	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	732,666	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	750,074	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	704,462	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bradford Park Apts.	Southhaven, MS	208	$9,670,000	10/98	12/99	100%	$302,884

Columbia Luxar	Dallas, TX	125	3,155,107	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,692,463	3/98	7/99	100%	3,652,119

Harbor Pointe	Benton Harbor, MI	84	1,336,793	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,199,715	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	1,925,842	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,124,839	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Abby Ridge Apts.	Elizabethtown, KY	24	$350,030	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	515,099	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	317,244	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,742,141	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,670,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,470,693	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,347,771	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,199,715	10/98	12/99	100%	4,718,773

Millwood Park Apts.	Douglasville, GA	172	6,929,737	12/98	11/99	100%	1,870,576

Northwood Homes	Leitchfield, KY	24	611,283	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,007,320	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	9,870,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,258,254	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Ashton Cove Apts.	Kingsland, GA	72	$1,653,808	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,110,000	4/99	12/99	100%	1,637,797

Brazoswood Apts.	Clute, TX	72	1,855,833	7/99	7/00	100%	3,074,829

Columbia Woods Townhomes	Newman, GA	120	3,980,954	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,469,953	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,683,402	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	686,174	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,617,324	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	335,595	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,258,254	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,786,565	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Annadale Apts.	Fresno, CA	222	$15,472,819	1/00	6/90	100%	$548,563

Ashton Ridge	Jackson, MI	144	2,469,988	2/00	12/00	100%	1,430,296

Farmington Meadows	Aloha, OR	69	2,137,337	8/99	11/99	100%	865,369

Nowata Village	Nowata, OK	28	1,209,453	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,093,761	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,780,000	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,438,284	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	325,169	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,786,565	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	837,712	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	652,519	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Ashton Ridge Apts.	Jackson, MS	144	$2,469,988	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,741,361	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	3,980,954	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,438,284	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	3,558,082	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	9,870,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Andover Crossing Apts.	Andover, KS	80	$2,046,028	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,248,063	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,195,884	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	5,049,265	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,066,091	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,153,867	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	268,365	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	869,309	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	734,753	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,248,063	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,634,317	7/00	9/01	100%	3,772,295

Austin Acres Atps.	Hopkinsville, KY	32	798,687	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	5,049,265	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	696,473	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	832,610	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,080,558	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	531,559	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	765,513	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$814,098	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,741,361	8,01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	565,673	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	744,794	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,060,026	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	467,976	2/01	6/01	100%	1,836,027

Mason's Point Apts.	Hopkinsville, KY	41	1,216,256	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,560,395	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	2,054,032	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,191,425	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,110,294	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	334,466	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	411,884	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,425,739	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	25,289,821	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,244,286	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bienville Apts.	Ringhold, LA	32	$750,234	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	969,409	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,013,584	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	962,634	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,626,573	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,260,827	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	333,221	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,524,010	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,271,648	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,697,365	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,560,395	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	370,557	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	647,687	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	482,144	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	795,072	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Sandalwood Apartments	Toppenish, WA	20	$968,364	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,479,731	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	25,289,821	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	772,818	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bellamy Mills Apartments	Dover, NH	30	$1,375,544	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	963,908	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	716,647	7/02	12/03	100%	511,573

Chester Townhouses Phase II	Chester, SC	52	1,952,408	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	1,930,992	7/02	12/03	100%	924,532

Cooper’s Crossing Apartments	Los Colinas, TX	93	2,902,266	4/03	12/95	100%	87,199

Dorchester Apartments	Port Huron, MI	131	4,342,384	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,524,010	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,291,514	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,271,648	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,272,396	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,697,408	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Natchez Place Apartments	Natchez, MS	32	$790,577	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	121,419	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,442,735	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	583,183	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,389,001	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,804,999	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,087,604	7/02	12/03	100%	738,573

Tiffany Square	Lakewood, CO	52	1,859,787	7/02	12/03	100%	636,566

Wingfield Apartments II	Kinder, LA	42	285,143	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Alexander Mill Apartments	Lawrenceville,GA	224	$11,777,096	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,790,676	9/02	12/03	100%	1,342,431

Ashbury Park	Aurora, CO	44	2,191,207	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	239,629	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,493,728	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,204,559	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,952,408	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	259,289	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,342,384	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	723,298	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,271,648	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,387,981	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	804,198	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,226,150	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	2,034,611	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Parkside Plaza Apartments	New York, NY	34	$1,315,939	1/04	5/01	100%	$-

Parkside Apartments	Coleman, MI	40	829,392	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	699,407	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	934,524	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	1,813,561	9/02	12/03	100%	672,657

Stottville Court Apartments	Stockport, NY	28	1,102,136	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	905,657	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Alexander Mills Apts.	Lawrenceville, GA	224	$11,777,096	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,144,261	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	11,828,947	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,269,940	5/03	6/04	100%	2,005,916

Memphis 102	Memphis, TN	102	1,769,169	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	921,937	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,778,616	10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,290,186	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,456,998	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,811,100	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Baldwin Villas Apts.	Pontiac, MI	65	$4,741,361	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	859,278	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	963,908	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	11,828,947	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,246,371	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,181,331	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	518,936	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	625,624	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	768,346	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,524,010	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	364,358	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,380,646	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,199,010	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	835,449	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	676,938	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	892,420	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	794,093	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2012

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

London Village	London, KY	32	$576,052	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,234,410	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	859,462	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	968,386	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	785,065	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,386,232	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,413,858	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,207,572	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,050,586	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	697,002	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,242,379	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,305,778	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2012

Property Name	Location	Units	Mortgage Balance as of 12/31/11	Acq Date	Const Comp	Qualified Occupancy 3/31/12	Cap Con paid thru 3/31/12

Bartlett Bayou Apartments	Pascagoula, MS	48	$859,278	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	744,701	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,123,891	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,203,653	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,073,192	11/03	7/04	100%	621,519

Kensington Heights Apts.	Kansas City, MO	126	4,559,055	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	6,789,181	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	1,124,190	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,460,334	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	754,046	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,422,115	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	511,580	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	850,066	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,159,433	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	962,752	1/04	1/04	100%	341,377

46

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests, Related Partnership Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2012, the Fund has 42,831 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,336 investors holding 3,866,700 BACs, Series 21 consists of 1,171 investors holding 1,892,700 BACs, Series 22 consists of 1,632 investors holding 2,564,400 BACs, Series 23 consists of 2,108 investors holding 3,336,727 BACs, Series 24 consists of 1,294 investors holding 2,169,878 BACs, Series 25 consists of 1,774 investors holding 3,026,109 BACs, Series 26 consists of 2,294 investors holding 3,995,900 BACs, Series 27 consists of 1,326 investors holding 2,460,700 BACs, Series 28 consists of 2,022 investors holding 4,000,738 BACs, Series 29 consists of 2,235 investors holding 3,991,800 BACs, Series 30 consists of 1,340 investors holding 2,651,000 BACs, Series 31 consists of 2,072 investors holding 4,417,857 BACs, Series 32 consists of 2,279 investors holding 4,754,198 BACs, Series 33 consists of 1,254 investors holding 2,636,533 BACs, Series 34 consists of 1,698 investors holding 3,529,319 BACs, Series 35 consists of 1,668 investors holding 3,300,463 BACs, Series 36 consists of 1,013 investors holding 2,106,837 BACs, Series 37 consists of 1,135 investors holding 2,512,500 BACs, Series 38 consists of 1,199 investors holding 2,543,100 BACs, Series 39 consists of 995 investors holding 2,292,152 BACs, Series 40 consists of 1,108 investors holding 2,630,256 BACs, Series 41 consists of 1,404 investors holding 2,891,626 BACs, Series 42 consists of 1,245 investors holding 2,744,262 BACs, Series 43 consists of 1,671 investors holding 3,637,987 BACs, Series 44 consists of 1,292 investors holding 2,701,973 BACs, Series 45 consists of 1,833 investors holding 4,014,367 BACS and Series 46 consists of 1,433 investors holding 2,980,998 BACS at March 31, 2012

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2012.

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

During the fiscal year ended March 31, 2012, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2012, 12 of the properties have been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21).    The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2012, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2012, 8 of the properties has been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22).     The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2012, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2012, 9 of the properties have been disposed of and 20 remain. Series 20 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23).    The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2012, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2012, 7 of the properties have been disposed of and 15 remain. Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24).    The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2012, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309 and the Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. As of March 31, 2012, 6 of the properties have been disposed of and 18 remain. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 25).    The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2012, $10,001 of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2012, 11 of the properties have been disposed of and 11 remain. Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26).    The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2012, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 43 of the Operating Partnerships. As of March 31, 2012, 6 of the properties have been disposed of and 39 remain. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $14,490, as of March 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27).    The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2012, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. As of March 31, 2012, 1 of the properties have been disposed of and 15 remain. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of March 31, 2012. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28).    The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2012, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2012, 2 of the properties have been disposed of and 24 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29).    The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2012, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2012, 1 of the properties has been disposed of and 21 remain. The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of March 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30).   The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2012, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2012, 3 of the properties have been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2012. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31).    The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2012, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2012, 1 of the properties has been disposed of and 26 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2012. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32).    The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2012, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2012, 2 of the properties have been disposed of and 15 remain. The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of March 31, 2012. Of the amount outstanding,

$46,908 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2012, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2012, 2 of the properties have been disposed of and 8 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2012. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34).    The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2012, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35).    The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2012, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391 and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36).    The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2012, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37).    The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2012, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38).    The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2012, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2012, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2012, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2012, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2012, 3 of the properties have been disposed of and 20 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2012, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships. As of March 31, 2012, 1 of the properties has been disposed of and 22 remain. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43).    The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2012, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of March 31, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2012, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2012, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2012, 1 of the properties has been disposed of and 30 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2012, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2012, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2012 and 2011 was $5,052,521 and $5,297,336, respectively.

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

(Series 20). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 12 Operating Partnerships at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $403,425 and $672,027, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $709,830 and $782,240, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, and the fund management fee.

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

In March 2012, the investment general partner of transferred its interest in 2730 Lafferty Street Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,119,474 and cash proceeds to the investment partnership of $775,000. Of the total proceeds received, $18,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $748,750 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $748,750 as of March 31, 2012.

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit property located in Jackson, Mississippi. Through the first quarter of 2012, the property continued to operate below breakeven due to low occupancy and high maintenance expenses. The property ended the first quarter of 2012 83% occupied. Through the first quarter of 2012, maintenance expenses remained high due in part to the continued high cost to turn vacant units. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis, so that high maintenance expenses are expected to impact the property for the foreseeable future. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns.

All tax and insurance payments are current; however, the operating general partner has not made payment on the mortgage since the third quarter of 2010. The money has instead been used to fund turn costs for vacant units. The operating general partner had been pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. During the third quarter of 2011, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Furthermore, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities.

On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Northfield Apartments, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January of 2012 the operating general partner advised the investment general partner that the lender had exercised their right to accelerate the mortgage. The operating general partner is unwilling to let this property go into foreclosure and has filed for Chapter 11 bankruptcy protection for the Operating Partnership. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that includes restructuring of the secured and non-insider unsecured debt. The 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, LP. Consequently, the aforementioned bankruptcy will not result in any risk of recapture costs for the investment limited partners.

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

(Series 21). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $192,182 and $233,195, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.05, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $77,461 and $(10,292), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% Low Income Housing Tax Credit property located in Winslow, Maine. According to the 2011 audit, the property operated below breakeven due to low rental rates and a high interest rate on the debt. The property is 100% occupied as of March 31, 2012. Management has proposed a rent increase as part of its 2012 budget as increased rental income would offset high debt service, and management is awaiting approval of the budget by the operating general partner. As of March 31, 2012, the mortgage is current, but real estate taxes and insurance payments are delinquent. On October 11, 2011, the lender issued a notice of mortgage default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. On November 11, 2011, the investment general partner issued a letter to the operating general partner stating that the entity is in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount. As of the end of the fourth quarter of 2011, the operating general partner submitted a payment plan to the lender to address the default issues. The operating general partner is awaiting the lender’s decision regarding the plan. The investment general partner will continue to work with the operating general partner to ensure that all taxes and reserves are paid and that the default is cured. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of March 31, 2012 was 93%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 issued a notice of default on the loan. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner’s operating guarantee is still in force and he has continued to fund operating deficits.

Lookout Ridge, LP (Lookout Ridge Apartments), was sold to a third-party buyer on November 4, 2010 for $825,000 which included the outstanding mortgage balance of approximately $658,441 and cash proceeds to the investment partnership of $61,749. Of the total proceeds received, $28,000 represents reporting fees paid to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of these remaining proceeds from the transfer, $8,020 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of $25,729 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $25,729 as of December 31, 2010.

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

In January 2011, the investment general partner transferred 49.5% of its interest in Tower View LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $526,958 and cash proceeds to the investment partnership of $0. The remaining 50.5% investment limited partner interest in the Operating Partnership was transferred in January 2012 for the assumption of approximately $417,156 of the remaining outstanding mortgage balance and cash proceeds of $2. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $2 as of March 31, 2012. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

(Series 22). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had total of 20 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(721,904) and $(348,651), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(199,453) and $541,236, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Despite average occupancy of 96% in the first quarter of 2012, the property continues to operate below breakeven due to insufficient cash flow. Annual debt service payments of $35,160 are roughly 32% of total income. The operating general partner covers deficits by accruing payments towards a parking lot lease and annual maintenance contract owed to a related entity. During 2011, the operating general partner advanced funds to the Operating Partnership to cover a legal settlement of $10,000 with a contractor that worked on the original construction of the project. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of March 31, 2012 was 93%. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued negotiations with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 issued a notice of default on the loan. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2012 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner’s operating guarantee is still in force and he has continued to fund operating deficit.

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

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Despite much stronger occupancy and a 13% drop in expenses, the property operated below breakeven in 2011. As a result of management’s marketing efforts, the property averaged 89% through first quarter, but increased to 97% in March 2012. Management increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius, and by advertising weekly in the local and county newspapers and on Craig’s List. Management also continued offering a temporary rental incentive of $105 off rent per month for the first year. Since occupancy has stabilized and the rents are low compared to the competition in the area, management plans on implementing a rent increase of $10 per unit effective January 1, 2012, which will increase gross potential rent by $3,840 annually. Management will evaluate the effects of the rent increase on occupancy and, if minimal, look to increase rents again in 2012. Real estate taxes were high due to the fact that the property pays both county and city taxes. The county rate is comparable to what other properties pay in the market; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. As of March 31, 2012, the mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Kimbark 1200 Associates, Limited Partnership is a 48-unit property located in Longmont, Colorado. The property operated below breakeven in 2011. In the first quarter of 2012, the property continued to operate slightly below breakeven, but occupancy increased to 94%. Bad debt was high in 2011 as the new site manager evicted habitually non-paying residents after she was hired in March 2011. In the first quarter of 2012, bad debt decreased due to management’s stringent collections policies. Rental rates decreased over the past two years due to competitive market conditions but rebounded slightly in the first quarter of 2012. In 2011, maintenance expenses were high due to routine repairs required by the age of the property as well as resident turnover. Through the first quarter of 2012, maintenance expenses are within budget. Real estate taxes also increased in 2011; the operating general partner contracted with a firm to appeal the tax increases, but its efforts were unsuccessful. The investment general partner will continue to work with management and the operating general partner to ensure that occupancy continues to improve and maintenance expenses remain within budget. As of March 31, 2012, the mortgage, taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Kimbark 1200 Associates, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

(Series 23).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,140,909) and $45,249, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(176,389) and $610,391, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Replacement reserves have not been fully funded and the accounts payable balance remains high. Over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Asset management fees are guaranteed and remain outstanding. In addition, the Operating Partnership reporting from the operating general partner is sporadic. The former management company was replaced on June 1, 2010 without the investment general partner’s approval. On August 25, 2010, the lender filed a Summons and Complaint, which initiated the foreclosure process due to non-payment. The operating general partner and the lender came to a payment agreement in which payment in full was made on February 10, 2011 and the mortgage was assigned to an operating general partner related entity. Through 2011 average occupancy was 89% with operations remaining below breakeven. A site visit was conducted in the fourth quarter of 2011 that revealed several issues with regard to water infiltrating the brick/mortar throughout the building. A total of $28,300 was spent on roof repairs and repointing around the air conditioner sleeves in an attempt to stop the water infiltration. As this didn’t address the issue, management intends to seal the brick exterior of the building in 2012, costing approximately $50,000. The investment general partner continues to request the 2012 budget in order to understand how these capital initiatives will be funded. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. In first quarter 2012, occupancy continued to be stable at 89%. The investment general partner continues to liaise with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 100% in the first quarter of 2012, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In March 2011, the investment general partner transferred its interest in Barlee Properties LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $721,401 and cash proceeds to the investment partnership of $23,250. Of the total proceeds received, $7,281 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $12,300 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $3,669 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $3,669 as of March 31, 2011.

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

Kimbark 1200 Associates, Limited Partnership is a 48-unit property located in Longmont, Colorado. The property operated below breakeven in 2011. In the first quarter of 2012, the property continued to operate slightly below breakeven, but occupancy increased to 94%. Bad debt was high in 2011 as the new site manager evicted habitually non-paying residents after she was hired in March 2011. In the first quarter of 2012, bad debt decreased due to management’s stringent collections policies. Rental rates decreased over the past two years due to competitive market conditions but rebounded slightly in the first quarter of 2012. In 2011, maintenance expenses were high due to routine repairs required by the age of the property as well as resident turnover. Through the first quarter of 2012, maintenance expenses are within budget. Real estate taxes also increased in 2011; the operating general partner contracted with a firm to appeal the tax increases, but its efforts were unsuccessful. The investment general partner will continue to work with management and the operating general partner to ensure that occupancy continues to improve and maintenance expenses remain within budget. As of March 31, 2012, the mortgage, taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Kimbark 1200 Associates, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the Investment Partnership.

(Series 24).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(729,451) and $275,678, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011 the net income (loss) of the Series was $24,116 and $(117,314), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 88% through in 2011, but dropped \ slightly in the first quarter of 2012 to an average of 84%. Operating expenses in 2012 are running slightly above 2011 actuals, primarily due to increased utilities. The property continues to operate below breakeven. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The replacement reserve is fully funded. The operating general partner’s long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. The tax credit compliance period expired December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite years of maintaining very strong occupancy, the property consistently operates below breakeven due to high expenses. Occupancy averaged 99% in the first quarter of 2012. Expenses are high mainly due to high maintenance costs as a result of physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,100,000 for repairs and operating deficits in addition to deferring its affiliated company’s property management fee. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. In 2011, average occupancy increased to 96% from 92% in the prior year and, as a result, the property operated above breakeven. Occupancy continued to increase in the first quarter ending March 2012 at 96%. The improved occupancy is the result of a new community manager and a one-month rent concession. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner’s guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2011, the average occupancy was 93% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the first quarter of 2012 the physical occupancy was 100% and the property was operating above breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Management states that market conditions have strengthened and leasing activities have increased. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In July 2011, the investment general partner of Series 24 and Series 25 transferred its interest in New Madison Park IV LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,147,712 and cash proceeds to the investment partnerships of $110,731 and $196,854 to Series 24 and Series 25, respectively. Of the total proceeds received, $3,600 and $6,400 from Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $107,131 and $190,454 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $107,131 and $190,454 by Series 24 and Series 25, respectively, as of July 31, 2011.

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

In April 2012, the investment general partner transferred its interest in Coolidge Pinal II Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,067,708 and cash proceeds to the investment partnership of $32,680. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $27,680 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $27,680 as of June 30, 2012.

(Series 25).    As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $587,709 and $227,143, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $1,220,041 and $440,077, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In September 2010, the operating general partner of Sutton Place Apartments Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on April 21, 2011. The sales price of the property was $9,400,000, which included the outstanding mortgage balance of approximately $5,010,000 and cash proceeds to the investment partnership of $947,216. Of the total proceeds received by the investment partnership, $60,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $15,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $872,216 were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $872,216 as of April 30, 2011.

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

In December 2010, the investment general partner transferred its interest in Maple Hill, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,609 and cash proceeds to the investment partnership of $98,292. Of the total proceeds received, $3,914 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $84,378 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $84,378 as of December 31, 2010. In addition, the investment partnership received $48,325 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

In January 2011, the investment general partner transferred its interest in Main Everett Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $513,023 and cash proceeds to the investment partnership of $231,170. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $216,170 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $216,170 as of March 31, 2011.

In January 2011, the investment general partner transferred its interest in Osborne Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $354,307 and cash proceeds to the investment partnership of $183,965. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $168,965 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $168,965 as of March 31, 2011.

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

In July 2011, the investment general partner of Series 24 and Series 25 transferred its interest in New Madison Park IV LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $13,147,712 and cash proceeds to the investment partnerships of $110,731 and $196,854 to Series 24 and Series 25, respectively. Of the total proceeds received, $3,600 and $6,400 from Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $107,131 and $190,454 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $107,131 and $190,454 by Series 24 and Series 25, respectively, as of July 31, 2011.

In July 2011, the investment general partner of transferred its interest in Smith House II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $938,798 and cash proceeds to the investment partnership of $4,500. Of the total proceeds received, $4,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 25. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

(Series 26).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 39 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(2,552,267) and $(3,886,326), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(148,277) and $1,140,769, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Country Edge, LP (Country Edge Apts.) is a 48-unit property located in Fargo, North Dakota. In 2011, occupancy averaged 93% and the property operated above breakeven. Operations improved due to increased occupancy, decreased operating expenses, and decreased bad debt. In order to increase marketability, the operating general partner made physical improvements, such as adding new landscaping and replacing appliances. As of March 31, 2012, physical occupancy was 94%. A substantial storm struck the property in July of 2011, causing shingle and siding damage. The repairs were paid out of operations with insurance proceeds being received in October 2011. Management remains diligent in marketing and advertising throughout the local community via billboards and fliers. The operating general partner continues to fund all operating deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Country Edge, LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Country Edge, LP subsequent to March 31, 2012.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2011, average occupancy remained at 95% and the property operated above breakeven. Operating expenses increased in 2011 as a result of higher administrative and maintenance costs. Despite a weak local economy and a large supply of affordable housing in Fargo, ND, Grandview Apartments maintained high occupancy through the third quarter of 2011. However, occupancy dipped in the fourth quarter of 2011, finishing at 83% on December 31. Occupancy remained at 83% as of March 31, 2012. Maintenance costs were high in 2011 due to a storm in July that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received and the property operated above breakeven for 2011. The investment general partner continues to monitor the property’s leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2011, average occupancy was 93% and the property operated below breakeven. Low occupancy and high administrative and maintenance expenses adversely impacted operations. There is a large supply of affordable rental communities in the market and a limited pool of qualified residents. As of March 31, 2012, physical occupancy had improved to 100%. Maintenance costs were high due to a storm in July 2011 that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The investment general partner will continue to monitor operations and assist management in improving leasing efforts and reducing operating expenses. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 92% in 2011. The improved occupancy helped operations, but the property continued to operate below breakeven for the year. Management stated the increase in 2011 operating costs was attributable to unit turnover. As of March 31, 2012, physical occupancy was 92%, with the property operating at breakeven. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. The property operated below breakeven in 2008 and 2009 with occupancy averaging 92% and 88%, respectively. The decrease in occupancy in 2009 was primarily due to evictions of several problematic tenants at the property that caused unit damages. Security deposits were not refunded on those units and the funds were used to subsidize the cost of repairs. Tenants were held responsible for all additional costs, and a third party collection agency was utilized to collect what the deposits did not cover. To address problem tenants and unit damages, management implemented quarterly unit inspections to ensure that tenants are maintaining units properly. In 2010, average occupancy increased to 93% and the property operated above breakeven due to higher revenues and lower maintenance expenses. Through the fourth quarter of 2011, occupancy averaged 91%. Occupancy decreased in the first quarter of 2012 to 84%, and the property continues to operated below breakeven. In order to improve occupancy at the property, management has placed newspaper advertisements, contacted community agencies, and posted fliers in the community. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

In December 2010, the investment general partner transferred its interest in Bradley Phase I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,362,945 and cash proceeds to the investment partnership of $427,597. Of the proceeds received, $3,700 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $413,897 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $413,897 as of December 31, 2010. In addition, the investment partnership received $153,712 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

In December 2010, the investment general partner transferred its interest in Bradley Phase II, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $785,259 and cash proceeds to the investment partnership of $247,532. Of the proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $236,332 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $236,332 as of December 31, 2010. In addition, the investment partnership received $95,056 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

In December 2010, the investment general partner transferred its interest in Butler St./Hanover Towers, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,019,407 and cash proceeds to the investment partnership of $819,441. Of the total proceeds received, $7,704 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $801,737 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $801,737 as of December 31, 2010. In addition, the investment partnership received $289,475 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated with a cash flow deficit. Total operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. In 2011 the property operated below breakeven with a cash flow deficit of ($57,164). Occupancy remained at 75% on average for the year. As of March 31, 2012, the property is 87% occupied. The investment general partner intends to continue to monitor the property until operations stabilize. The mortgage, tax and insurance payments are current. The low-income housing tax credit compliance period expired on December 31, 2011.

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

(Series 27).    As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,833,449) and $(2,736,351), respectively, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.04 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(273,280) and $(1,035,645), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 98% as of March 31, 2012. Despite average occupancy of 93% in 2011 and expenses in line with state averages, the property has continued to incur operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. Management has presented the loan to various lenders in the hope of refinancing but the net operating income of the property cannot support a loan large enough to take out the existing debt. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. The operating general partner discontinued funding deficits in the fourth quarter of 2008. At the end of first quarter of 2012, the 2008-2010 real estate taxes in the amount of $33,818 remained unpaid. Also, the mortgage matured on April 18, 2012 and has not been extended. Property taxes in Iowa are paid in semi-annual installments due in September of the same year and March of the following year. Real estate taxes become delinquent if not paid by April 1 of the year following the year of the tax bill. A tax sale occurs on the third Monday of June of the year following the year of the tax bill. This occurred on June 21, 2010. One year and nine-months after the tax sale occurs, a warning is sent to the property owner stating that they have 90 days to pay taxes plus interest accrued before a tax sale deed is created. Ninety days after the warning the property is given to the tax sale holder, as long as the paperwork is completed and the redemption occurred. The operating general partner, who is not believed to be able to get financing, has no plans to secure new debt in order to pay off the existing mortgage. He is instead focused on selling the property and using the proceeds to pay off the debt. The investment general partner will continue to work with the operating general partner to resolve the real estate tax and mortgage loan issues. The insurance payments are current. The low-income housing tax credit compliance period ends on December 31, 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. The resulting increase in cash flow allowed the property to report slightly above breakeven operations in 2010. Overall, the property’s performance declined significantly in 2011. A 26% increase in operating costs caused the property to operate at a deficit of ($30,889). Replacement reserves were fully funded in accordance with the Partnership Agreement. The increase in operating costs was due to a $6,000 increase in administrative expenses, a $15,000 increase in utility expenses, and a $20,000 increase in maintenance expenses. The property funded deficits through withdrawing from replacement reserves, withdrawing from tax and insurance escrow, and accruing asset management and partnership management fees. The mortgage and insurance are current through the first quarter of 2012, with occupancy ending at 100% as of March 31, 2012. The property is real estate tax exempt. Angelou operated slightly below breakeven according to management’s March 31, 2012 quarterly report. The investment general partner met with Winn Management in January of 2012 to review the 2012 operating budget and initiatives. Management implemented a 3% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner’s 2011 site visit. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2011, occupancy averaged 90% and the property operated below breakeven. Management remains diligent in marketing the property through on-line ads, fliers and billboards. As of March 31, 2012, physical occupancy was 100%. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

In December 2010, the investment general partner transferred its interest in Harbor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,528,742 and cash proceeds to the investment partnership of $1,658,582. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,638,582 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $2,321,435. Accordingly, a loss on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $(682,853) as of December 31, 2010. In addition, the investment partnership received $575,945 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the first quarter of 2012 at 79% occupied, the property continued to operate above breakeven due to favorable low floating rate financing. Replacement reserves continue to be fully funded. During the third quarter of 2011 the property sustained fire damage. The fire was caused when a plug-in air freshener overheated and ignited a sofa in an apartment unit. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Repairs to the unit are complete and the City of Sherwood issued a Certificate of Occupancy in December 2011. It should be noted that the property has been subject to ongoing Fair Housing Claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner’s insurance carrier. All mortgage, tax and insurance payments are current.

(Series 28).      As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100% and 100%, respectively. The series had a total of 24 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(295,324) and $(1,570,564), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(266,396) and $(286,909), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. Occupancy averaged 88% in 2011, but ended the year at 81%. Management explained that the decrease in occupancy was caused by the eviction of numerous problem tenants. Due to the property’s history of vandalism and drug related activity with residents, management thought it was necessary to tighten their tenant qualification standards. Management reported that finding quality tenants has been difficult, but they are processing new applicants for move-in. The site manager believes that at the very minimum tenants should occupy 44 out of the 48 units, as these 44 apartments are subsidized. Despite the increase in vacancy in the third and fourth quarters of 2011, the property operated above breakeven for the year. Occupancy was at 90% as of March 31, 2012, and the property was operating above breakeven through the first quarter of 2012. The mortgage, taxes, and insurance are all current through December 31, 2011. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved a management change which was finalized in April 2010. The new management company has a strong track record of managing properties in this region and they made an immediate positive impact on operations. The operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property. In total, the managing agent spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were rent ready. As a result of their efforts, occupancy improved to 98% as of December 31, 2010. Occupancy reached 100% in March 2011, then fluctuated in the summer months of 2011 due to the loss of Section 8 vouchers by several tenants, and finally ended the year at 98%. Management is working with the local Housing and Urban Development field office to obtain more vouchers should they become available. Management has also started advertising to attract new qualified tenants. In 2011 the property operated below breakeven with a cash flow deficit of ($22,025). This is an improvement over prior year. Occupancy increased from an average of 73% in 2010 to 90% in 2011, ending the year at 98%. As of March 31, 2012, the property is 100% occupied. Under new management, the property is better positioned to stabilize in 2012. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner’s repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner’s response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting. Sporadic occupancy reports show occupancy averaging 80% for 2010 and 2011. According to the 2010 and 2011 audit, the property operated with above breakeven operations. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matures in December 2012. Based on a review of the 2011 audit, it appears as though $3,000 is outstanding to make the mortgage current. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. The investment general partner has not received any occupancy or financial reporting for first quarter 2012. The property has a tax abatement which will expire in 2028. The low income housing tax credit compliance period expired on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. Throughout 2010, occupancy was at 100%. Operating expenses were 15% above the state average, but the property still managed to generate cash flow for the year. In 2011, overall operating expenses increased even more. Maintenance expenses were particularly high due to staircase replacements on the property that were expensed in 2011. The property was not be reimbursed by the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated company employees. Despite an average occupancy of 94% in 2011, and 100% as of March 31, 2012, high maintenance expenses caused operations to fall below breakeven. The property has generated cash flow through the first quarter of 2012 as maintenance expenses have decreased. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. Poor management brought about deferred maintenance, and problems with resident retention. In April 2010, the investment general partner approved an operating general partner transfer in an effort to improve operations. The incoming operating general partner has the experience, personnel, and systems in place needed to bolster occupancy, increase resident retention, and address five years of deferred maintenance. Management continues to focus on leasing and marketing, and requires that the site manager and supervisor submit a written rent-up plan for review by senior management. Occupancy increased in 2010 and 2011, to an average of 96% for both years. Through the first quarter of 2012, occupancy has averaged 93%, with current occupancy at 94% as of March 31, 2012. While operations have improved since the operating general partner transfer, the property continues to operate below breakeven due to high maintenance expenses as management continues to address five years of deferred maintenance at the property. The operating general partner states that they expect maintenance expenses to continue to decrease as the amount of deferred maintenance at the site has decreased. The investment general partner will continue to monitor occupancy and expenses at the site, and will continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the first quarter of 2012, the property continued to operate above breakeven. Park Village ended the first quarter of 2012 with 93% physical occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms. No residents were displaced as a result of the wind damage and the repairs were completed to the property in November 2011. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Athens Partners, LP subsequent to March 31, 2012.

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

In January 2012, the operating general partner of Clubview Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on March 1, 2012. The sales price of the property was $3,500,000, which included the outstanding mortgage balance of approximately $3,404,135 and cash proceeds to the investment partnership of $13,805. Of the total proceeds received by the investment partnership, $2,935 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds from the sale of $10,870 will be returned to cash reserves held by Series 28. The monies held in cash reserves will  be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $10,870 as of March 31, 2012.

(Series 29).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 99.2% and 99.2%, respectively. The series had a total of 21 properties at March 31, 2012, 20 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(407,539) and $(2,006,046), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(299,048) and $(376,809), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property, located in Collins, Mississippi. The property operated below breakeven in 2011 primarily due to low occupancy. As of March 31, 2012, the occupancy was at 69%. Due to weak and declining economic conditions, which began in 2010 and have continued through the first quarter of 2012, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property’s rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

During the first quarter of 2012 the property sustained fire damage resulting from a fire which started in a resident’s kitchen. The resident was cooking on the stove and left their unit to do some shopping. The food eventually ignited and caused the fire. The fire spread through the attic and caused significant damage. No one was injured as a result of the fire. All displaced residents relocated temporarily to live with family or moved into vacant units at the property. The cost to repair damage is approximately $342,814 and will be covered entirely by insurance proceeds. Management is awaiting the result of three separate repair estimates, as required by Rural Development. The mortgage payments, taxes, insurance and accounts payable are all current. On December 12, 2012, the 15-year low income housing tax credit compliance period will expire with respect for The Meadows Apartments.

Lombard Partners, LP (Lombard Heights Apts.), located in Springfield, Missouri, operated below breakeven starting in 2005. The property suffered from ineffective management, which led to poor physical condition and low occupancy. Average occupancy was 72%, 47% and 70%, respectively, in 2005, 2006 and 2007. In the first quarter of 2007, the investment general partner learned that the property was five months in arrears on its mortgage and that the lender had issued a notice of default. The lender replaced on-site management with a third-party management company at the end of the second quarter of 2007. To stabilize the property, the lender depleted the replacement reserve account to fund unit turnovers, which improved occupancy to the mid-90%s. The investment general partner and the lender discussed a possible workout, which included replenishing the reserves and paying down the outstanding mortgage. In December 2007, the lender polled the bondholders for their preference in resolving the default. They were given the options of foreclosure sale, 18-month debt forbearance as part of a workout plan, or refinancing the property. On June 30, 2008 the lender notified the investment general partner that the bondholders had approved proceeding with a foreclosure sale. The property was sold on July 31, 2008 for $772,800. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment in the Operating Partnership to zero. Accordingly, no gain from the sale of the Operating Partnership has been recorded.

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner’s losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner’s attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner’s ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner’s motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors’ financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion “in aid of judgment” in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until October 6, 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to squash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This sent the case back to the Massachusetts court to correct the original judgment. A hearing is now scheduled in Massachusetts court in May 2012. It is now uncertain when a deposition of the operating general partner/guarantor will occur. To date, the parties have been unable to agree on the appropriate size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the fourth quarter of 2011, the property was 91% occupied and was operating at breakeven. In the first quarter 2012, occupancy continues to be strong at 92% and the property is operating with slight deficit. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. Through the first quarter of 2012, the property continued to operate below breakeven due to low occupancy and high maintenance and utility expenses. Occupancy trended downward in 2011, but the property still maintained an average occupancy of 90% for the year. Management noted that many of the move-outs were residents who moved in during the $99 move-in promotion and were unable to make timely rental payments. Occupancy continued to trend downward in 2012 as average occupancy for the quarter ending March 31, 2012 was 83%. Maintenance expenses have remained high as management continues to turn vacant units. Additionally, the property is older and many fixtures require repair and replacement on a consistent basis; therefore high maintenance expenses are expected to impact the property for the foreseeable future. During the third quarter of 2011, the investment general partner conducted a site visit to inspect the physical condition of the property, analyze the local market and interview the property management team. While the management team appeared qualified for the role, the property is tired and shows signs of wear. Further, the Jackson market is saturated with affordable units and the property faces competition from newer affordable communities.

All mortgage and insurance payments are current as of March 31, 2012. However, during the third quarter of 2011, the lender had to advance funds to pay delinquent 2010 real estate taxes. Real estate taxes for 2011 totaling approximately $59,000, which were due on February 1, 2012, were not paid. The lender may be unwilling to advance additional funds to pay the 2011 real estate taxes and the operating general partner, who is not under an operating deficit guaranty, has limited capacity to fund deficits. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP will expire on December 31, 2012. However, if the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $173,404 is equivalent to recapture and interest of $43 per 1,000 BACs.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. Through the fourth quarter of 2011, the property operated with an average physical occupancy of 87%. However, occupancy declined significantly during the fourth quarter. As of December 31, 2011, the property’s physical occupancy was 72%. In December 2009, Forest Hill leased 20 units to residents that were displaced by a fire at a nearby senior property with HUD subsidized rents. As of the third quarter 2011, repairs had been completed on the damaged property and it was leasing again. Many of the residents that were relocated to Forest Hill in 2009 returned to their former property in late 2011, causing an occupancy issue at Forest Hill. Forest Hill continued to operate below breakeven in 2011 due in large part to the ongoing vacancy challenges. The management company, an affiliate of the operating general partner, appears focused on marketing initiatives to increase applicant traffic and occupancy. Physical occupancy improved slightly to 87% as of March 31, 2012. However, the property still operated below breakeven during the first quarter of 2012. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits, as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the first quarter of 2012 at 79% occupied, the property continued to operate above breakeven due to favorable low floating rate financing. Replacement reserves continue to be fully funded. During the third quarter of 2011 the property sustained fire damage. The fire was caused when a plug-in air freshener overheated and ignited a sofa in an apartment unit. No one was injured as a result of the fire and the resident was relocated to another unit at the property. Repairs to the unit are complete and the City of Sherwood issued a Certificate of Occupancy in December 2011. It should be noted that the property has been subject to ongoing Fair Housing Claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner’s insurance carrier. All mortgage, tax and insurance payments are current.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Occupancy averaged 85% and 74% in 2009 and 2010, respectively. In 2011, occupancy decreased further to average 68% for the year. However, in the fourth quarter, occupancy started to stabilize and reached 80% by year-end 2011 and was 78% as of March 31, 2012.

The property operated with a cash deficit in both 2010 and 2011 due to low revenues and fluctuating expenses. The investment general partner will complete a site visit in 2012 to inspect for potential deferred maintenance issues at the site due to significantly reduced maintenance expenses from prior years. All real estate tax, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period will expire on December 31, 2013.

(Series 30).    As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(804,507) and $(1,776,275), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(187,318) and $(161,274), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, the fund management fee, and impairment losses.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. Average occupancy was 76% in 2011. 2011 occupancy was particularly low as management increased evictions for non-payment of rent. The property is operating slightly above breakeven with 89% occupancy as of March 2012. The recent increase in occupancy is due to a seasonal trend that the property has experienced each of the past three years. In an effort to increase occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing ans Urban Development office seeking new residents and aid for current residents who have difficulty making rent payments. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven in the first quarter of 2012 due to a drop in occupancy to 85%, high turnover costs, and required improvements to the property. Occupancy declined as management evicted residents for non-payment of rent. Management is working diligently to increase leasing by having the site accept and process applications rather than the corporate office. In the first quarter, management began advertising in Apartments 24-7, a more affordable and interactive online advertising venue, and started offering a move-in special of the first month free and $299 applied toward the security deposit. Due to the age of the property, management continues to make a number of necessary improvements during unit turns. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. To offset high maintenance expenses, management plans on implementing a 2.5% rent increase effective April 1, 2012. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Average occupancy declined from 95% in 2010 to 91% in 2011. Management attributed the drop in occupancy to flooding concerns in the Council Bluffs and Carter Lake section of Iowa. As severe flooding continued through early 2011, Pottawattamie County leaders declared a disaster on May 31, 2011, resulting in evacuations, voluntary power outages and road closures. Many residents of Council Bluffs chose to live with family members out of state or at nearby properties not threatened by a levee break along the Missouri River. Although the property is outside the 100-year floodplain and was not affected by local flooding, management saw a significant decline in traffic in 2011. As the threat of flooding has subsided, traffic has rebounded and occupancy improved to 100% in March 2012. As a result, the property is operating above breakeven through the first quarter of 2012. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010 and 2011 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.

During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. The property continued to operate significantly below breakeven in 2011 and the first quarter of 2012. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first quarter of 2012.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first quarter of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. All tax, insurance, and mortgage payments are current as of March 31, 2012. The low income housing tax credit compliance period expires on December 31, 2014. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $333,404 is equivalent to tax credit recapture and interest of $123 per 1,000 BACs.

In December 2010, the investment general partner transferred its interest in Byam, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $722,105 and cash proceeds to the investment partnership of $163,641. Of the total proceeds received, $2,300 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $151,341 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $151,341 as of December 31, 2010. In addition, the investment partnership received $72,943 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In the first quarter of 2012, the property operated around breakeven, and occupancy averaged 100%. Operating expenses were high, but the property was still able to generate cash. While the property’s operations are stable, the property encountered a problem with its septic system’s leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner began negotiations with the abutting property owner to connect to its sewer system. The negotiation bogged down in late 2011 due to an unrelated conflict between the abutter and the Town of Poughkeepsie. As of the first quarter of 2012, the conflict has been resolved and negotiations are continuing. The investment general partner intends to continue to work with management and the operating general partner to remedy the failed septic system. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender’s regulatory agreement. This technically represents an event of default, which could result in demanding immediate full payment of the loan. Based on history with the lender, management does not believe the loan will be called. The investment limited partner will work with the investment general partner on soliciting a loan covenant waiver to ensure that the mortgage will not be called. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 31).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,014,213) and $(1,522,805), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 31 was $0 and $31,776, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(391,897) and $(360,341), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, the fund management fee, and impairment losses.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 79% at the end of the first quarter of 2012. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the first quarter of 2012. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Canton Housing One, LP.

San Angelo Bent Tree, LP (San Angelo Bent Tree Apartments) is a 112-unit development located in San Angelo, Texas. As of March 31, 2012, occupancy was 96% and the property operated above breakeven. Management’s marketing strategy focused on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. To reduce utility expenses, management organizes informational seminars for residents on reducing consumption and puts out a monthly newsletter that outlines various energy conservation tips. The operating general partner continues to fund operating deficits as needed. All real estate tax, mortgage, and insurance payments are current. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to San Angelo Bent Tree, LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for San Angelo Bent Tree, LP subsequent to March 31, 2012.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the first quarter of 2012 as a result of low occupancy and high administrative and maintenance expenses. Although the property averaged 86% occupancy in the first quarter of 2012, occupancy rebounded to 93% as of March 31, 2012. Occupancy increased as management began accepting tenants at lower income levels. The majority of the rental applicants only satisfy the 30% and 40% area median income standard, rather than the targeted 60% level. Since the four remaining vacant units are at the 60% level, management lowered the 60% rents to the 40% rents since applicants cannot afford the 50% level. Management continues to reach out to the 25 people on the waitlist to determine what rent they can afford. Management advertises the property on websites such as Craig’s List and The Apartment Guide. They are also offering rental incentives including one month of free rent and $300 for resident referrals. The property also suffered from high administrative and maintenance expenses as a result of evictions for non-payment of rent and appliance replacements due to the age of the property. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P. (Western Hills Apartments) is a 16-unit property in Ferris, TX. Occupancy decreased to an average of 77% through 2011, and the property operated below breakeven. Through the first quarter of 2012, average occupancy remains at 77%, with current occupancy being 81% as of March 31, 2012. The operating general partner states that it has become difficult to attract qualified applicants who can afford the rent because the property does not offer full rental assistance. Management continues to market the property through advertisements in local newspapers and fliers. While there has been an increase in traffic to the property, a number of applicants have failed the required criminal background check, and have been ineligible to reside at the property. The operating general partner continues to monitor occupancy and operations at the property, and is currently considering offering a concession of a month’s rent to qualified applicants. The operating general partner continues to fund deficits. All real estate taxes are current. The investment general partner intends to continue to monitor occupancy and operations to ensure that occupancy rises above 90%, and the property returns to breakeven operations. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 32).    As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(2,057,492) and $(3,889,255), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.14, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 32 was $0 and $52,794, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(341,661) and $(380,952), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

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

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company appears more effective than any of the previous management firms and operations have moderately improved. For the quarter ending March 31, 2012, average occupancy was 97% compared to average occupancies of 96% and 93% reported for 2011 and 2010, respectively. For the quarter ending March 31, 2012 the property generated net cash flow of approximately $9,000. Net cash flows expended from property operations totaled ($32,066) and ($23,707) in 2011 and 2010, respectively. Although the quality of the tenant base and physical occupancy have improved since 2009, administrative, maintenance and bad debt expenses remain high. Also, rental rates have remained at a reduced level in order to compete with other properties in the sub-market. The local economy in northern Indiana has improved slightly but overall remains weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $41,123 and $30,012 in 2011 and 2010, respectively. The mortgage, tax and insurance payments are current as of March 31, 2012.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy was 100% as of March 31, 2012. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivable and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, management was proactive in evicting delinquent tenants and raising the rents for new tenants, closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases averaging 3% in January 2012. The investment general partner plans to meet with management during the second quarter of 2012 to discuss the timely payment of vendor invoices. This outstanding payables balance decreased from $78,000 at year end 2011 to $58,000 at the end of the first quarter 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner’s 2011 site visit. The mortgage and insurance are current through the first quarter and the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

(Series 33).   As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,058,730) and $(1,858,275), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.02 and $0.11, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the Series was $(92,813) and $(241,815), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships, the fund management fee, and impairment losses.

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

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the first quarter of 2012 as a result of vacancy and concession loss and high maintenance expenses. At the close of the first quarter of 2012 the property was 86% occupied. Management continues to offer a concession of one half off the first month’s rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the partnership’s account due to non-payment. However, management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program to increase the referral fee.

All mortgage and insurance payments are current as of March 31, 2012. The real estate taxes for this property of approximately $136,000 were delinquent as of March 31, 2012. The operating general partner is currently working on a plan to pay the real estate taxes. The operating general partner is also currently attempting to refinance the mortgage debt which has an interest rate of 7.85%, higher than current market rates. Per the operating general partner, the lender verbally acknowledged that it would waive the yield maintenance penalty on the mortgage note to facilitate a refinancing.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2012, the property continued to operate at a deficit through the first quarter of 2012 due to high utility and maintenance expenses. Management indicated that even if occupancy were to stay at 100%, the property would not be able to support the high operating expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the first quarter due to costly HVAC repairs as well as carpet and vinyl replacement. To offset the high expenses, management was granted a $10 rent increase scheduled for May 2012. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the first quarter of 2012 and ended March 2012 with 99% occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Southaven Partners I, LP subsequent to March 31, 2012.

In October 2011, the investment general partner transferred its interest in Bradford Group Partners of Jefferson County, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $978,663 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $8,434 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $21,566 were returned to cash reserves held by Series 33. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,566 as of December 31, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the expiration of the LIHTC Compliance Period on December 31, 2014, there will be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 34).   As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,450,564) and $(1,349,972), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.19, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the Series was $(367,740) and $(996,746), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships, the fund management fee, and impairment losses.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2010.  Turnover in 2010 led to higher maintenance and bad debt expenses along with significantly increased tenant accounts receivable.  The operating general partner attributed high maintenance costs to heating repairs, but also to the wear and tear that has occurred over the past twelve years.  The tenant profile has a history of damaging the units prior to move out.  The operating general partner has not provided occupancy reports since the second quarter of 2011, but a recent site visit conducted on October 7, 2011, indicated 100% occupancy at that time.  In 2011, operating expenses increased $5,000 from the prior year due to taxes, professional fees, management fees, insurance, and compliance monitoring. Although there is still a cash flow deficit, operations improved from 2010 with the annual deficit at ($28,975). The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit property located in Dallas, GA. The property operated below breakeven through the first quarter of 2012 as a result of vacancy and concession loss and high maintenance expenses. At the close of the first quarter of 2012 the property was 86% occupied. Management continues to offer a concession of one half off the first month’s rent. Given the weak local economy, the concessions are necessary in order to keep occupancy strong. Turnover remains a challenge for the property; each month several residents are forced to vacate units for non-payment. The high turnover has caused maintenance expenses to remain high. Additionally, the vendor hired to turn the vacant units shut off the partnership’s account due to non-payment. However, management was successful in finding another vendor to complete the unit turns. To reduce turnover and improve the resident base, management changed the resident referral program to increase the referral fee.

All mortgage and insurance payments are current as of March 31, 2012. The real estate taxes for this property of approximately $136,000 were delinquent as of March 31, 2012. The operating general partner is currently working on a plan to pay the real estate taxes. The operating general partner is also currently attempting to refinance the mortgage debt which has an interest rate of 7.85%, higher than current market rates. Per the operating general partner, the lender verbally acknowledged that it would waive the yield maintenance penalty on the mortgage note to facilitate a refinancing.

RHP 96–I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy for the first quarter of 2012 was 88%, down slightly from recent years. Occupancy had improved moderately to average 91% and 90% for 2011 and 2010, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased overall marketing efforts.

The local economy in northern Michigan has suffered over the last several years although it did improve slightly in 2011. During the first quarter of 2012, net cash flow expended from property operations totaled approximately ($6,000). During 2011, net cash flow expended from operations totaled ($71,888) due to increases in real estate taxes, utilities and maintenance expenses. Net cash flow expended in 2011 was funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner, discussed below. During 2010, net cash flow expended from property operations totaled ($15,613). The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003. On December 6, 2010 the Operating Partnership received a formal Default Notice from its first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender did continue to accept monthly mortgage payments through June 2011 during the period of the on-going mortgage default. On May 11, 2011 the Operating Partnership received an Event of Default Notice accelerating the full amount of the debt and triggering the accrual of default interest. In addition, the Operating Partnership’s 2010 PILOT payment of $31,697 was due to the taxing authority by June 15, 2011.

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default and $31,697 was paid to the taxing authority for the outstanding 2010 PILOT charge. The loan from the investment general partner bears interest at prime plus 1%, is payable from property cash flow by December 31, 2013, and is secured by the operating general partner’s general partner interest in the Operating Partnership as well as cash flows from the general partnership interest in Hillside Club II LDHA LP, an unaffiliated entity owning the adjacent, Phase II property.

The PILOT for Hillside Club I Apartments expired effective December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reported that it had reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes would be approximately $42,000 in 2012.

The operating general partner is considering refinancing the first mortgage loan. If successful, the refinance is anticipated to occur late in 2012. In addition, the operating general partner and investment general partner are exploring selling the property, along with Phase II, to a buyer who will continue to operate both properties in accordance with Section 42. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2013. As of March 31, 2012, all mortgage, tax, and insurance payments are current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010 and 2011 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service.

During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. The property continued to operate significantly below breakeven in 2011 and the first quarter of 2012. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the fourth quarter of 2011.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first quarter of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. All tax, insurance, and mortgage payments are current as of March 31, 2012. The low income housing tax credit compliance period expires on December 31, 2014. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $642,173 is equivalent to tax credit recapture and interest of $178 per 1,000 BACs.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007-2009 that operations could not support. The operating general partner was successful in reducing the property’s assessed value for 2010 onward, but needed to obtain personal loans to pay the 2007 and 2008 taxes. Funds could not be obtained to pay the 2009 taxes. The operating general partner should have made personal loans to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loans from the Operating Partnership during 2010. This additional debt drove operations below breakeven. The 2011 operations are also below breakeven due to these loan payments, despite high average occupancy of 97%. A demand notice was sent to the operating general partner to return the funds improperly paid out of the Operating Partnership towards his personal loans. Once payments are no longer being made on the additional debt, the property is anticipated to operate above breakeven. In the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay delinquent 2009 taxes in order to avoid a tax lien and preserve credit delivery. The low income housing tax credit compliance period expires on December 31, 2014.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the first quarter of 2012 and ended March 2012 with 99% occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Southaven Partners I, LP subsequent to March 31, 2012.

(Series 35). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2012 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(1,183,327) and $(1,555,594), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.08 and $0.58, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 35 was $0 and $93,491, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(320,129) and $(2,938,167), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment losses.

Brazoswood Apartments, LP (Brazoswood Apartments) is a 72-unit property located in Clute, Texas. In 2011, the property maintained an average occupancy of 93% with operations above breakeven status. As of March 31, 2012, the property occupancy was 96%. Maintenance expenses remain high due to turnover costs. Utility expenses are high due to high water rates in the City of Clute. The continued struggle with vacancy is a direct reflection of economic conditions in rural Texas, where ongoing job losses have led to increased evictions and migration from the area. The property is not located in a densely populated area and the majority of residents are retail employees struggling with diminishing work hours and layoffs. Management’s marketing strategy focuses on aggressive business and community outreach programs coupled with print and on-line advertising. To promote resident retention and appeal to prospective residents, management organizes weekly social events and free monthly workshops for residents on various topics. Management has also added concessions and other incentives to improve occupancy. They are currently offering a one month rent concession prorated over a 12-month period, a $200 resident referral gift card incentive, and a finder’s fee of one month’s rent to realtors who bring in qualified residents. The investment general partner continues to work with management to attempt to reduce economic vacancy and control expenses. All real estate tax, insurance and mortgage payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Brazoswood Apartments, LP subsequent to March 31, 2012.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010, average occupancy for the year improved to 91%, but dropped to 88% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2010. Operations in 2011 were similar. Occupancy was an average of 90%, but declined during the second half of the year to 82%. Expenses continued to be high in 2011 and the property again operated below breakeven. Occupancy during the first quarter of 2012 was 85% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are being offered a $100 referral fee. Current rents are at the maximum allowable rate. Management is working to control expenses and anticipates that turnover expenses in particular will be reduced over the next several months. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In the first quarter of 2012, the property operated around breakeven, and occupancy averaged 100%. Operating expenses were high, but the property was still able to generate cash. While the property’s operations are stable, the property encountered a problem with its septic system’s leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner began negotiations with the abutting property owner to connect to its sewer system. The negotiation bogged down in late 2011 due to an unrelated conflict between the abutter and the Town of Poughkeepsie. As of the first quarter of 2012, the conflict has been resolved and negotiations are continuing. The investment general partner intends to continue to work with management and the operating general partner to remedy the failed septic system. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender’s regulatory agreement. This technically represents an event of default, which could result in demanding immediate full payment of the loan. Based on history with the lender, management does not believe the loan will be called. The investment limited partner intends to work with the investment general partner on soliciting a loan covenant waiver to ensure that the mortgage will not be called. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 36). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(945,248) and $(1,353,467), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.03 and $0.45, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 36 was $0 and $57,706, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(191,788) and $(1,931,251), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. The property operated above breakeven through 2007; however, in 2008, despite strong occupancy of 95%, the property operated below breakeven due to the high debt service requirements. Occupancy remains strong, with an average of 99% for 2011 and the first quarter of 2012. Despite strong occupancy, operations continue to struggle due to the high debt service payments. The property operated below breakeven in 2011 and in the first quarter of 2012. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage. The property’s balconies deteriorated significantly from 2006 to 2008. Work to remediate the balconies was completed in the first quarter of 2009.

Due to limited funds, the Operating Partnership had been alternating between paying vendors and making its debt service payments; however, the mortgages have remained current since 2009, partially through a release of funds from the Operating Partnership’s debt service reserve. At the end of the first quarter of 2012, the real estate tax and insurance payments and the two mortgages are current; however, the debt service reserve fund and the transition fund remain underfunded. To date, the lender has not issued a default notice. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. In the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the prior nine months that, due to the operating general partner’s inability to satisfy the lender’s underwriting criteria, the lender would not be able to refinance the mortgage debt at that time.

On March 22, 2012 the operating general partner and an affiliate of the current management company executed a purchase and sale agreement, in which the management company plans to purchase and rehabilitate the property and re-syndicate a new stream of LIHTC. The sale is contingent upon the management company receiving an award of 2013 LIHTC, which is expected to be determined in the third quarter of 2012. If the management company purchases the property, it intends to keep the property compliant with LIHTC regulations through the end of the compliance period on December 31, 2013. If a sale or some type of refinancing does not occur and the operating general partner does not keep the mortgage payments current, the property could be sold at a foreclosure sale as early as 2012. A foreclosure sale in 2012 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $330,130, equivalent to $155 per 1,000 BACs. The investment general partner intends to continue to monitor the progress of the sale and all other issues and will continue to encourage the operating general partner to fund deficits in a timely manner.

(Series 37). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2012 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,391,842) and $(1,377,085), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.26 and $0.83, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 37 was $0 and $36,479, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(208,996) and $(1,886,664), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses, and amortization of acquisition costs.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010, average occupancy for the year improved to 91%, but dropped to 88% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2010. Operations in 2011 were similar. Occupancy was an average of 90%, but declined during the second half of the year to 82%. Expenses continued to be high in 2011 and the property again operated below breakeven. Occupancy during the first quarter of 2012 was 85% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are offering a $100 referral fee. Current rents are at the maximum allowable rate. Management is working to control expenses and anticipates that turnover expenses in particular will be reduced over the next several months. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2012, the property continued to operate at a deficit through the first quarter of 2012 due to high utility and maintenance expenses. Management indicated that even if occupancy were to stay at 100%, the property would not be able to support the high operating expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the first quarter due to costly HVAC repairs as well as carpet and vinyl replacement. To offset the high expenses, management was granted a $10 rent increase scheduled for May 2012. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $357,283. As of June 27, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender as of June 27, 2012.

For the quarter ending March 31, 2012, average occupancy had further eroded to 67%. Average occupancy decreased to 80% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of March 31, 2012 approximately 40% of the property’s tenant base consists of Section 8 voucher holders. Since 2009, management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending March 31, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses increased in the quarter ending March 31, 2012, 2011 and 2010 due to the charges to maintain basic heating and lighting for increasing unoccupied homes.

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

For the quarter ending March 31, 2012, the Operating Partnership expended net cash flow of approximately ($95,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership has expended net cash flows of approximately ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of March, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $185,000 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $761,943 is equivalent to recapture and interest of $297 per 1,000 BACs.

(Series 38). As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(902,661) and $(789,484), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.50 and $0.83, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 38 was $30,033 and $999,523, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(1,076,160) and $(2,942,239), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulted in below breakeven operations in both years. Occupancy during the first quarter of 2012 was 90% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are offering a $100 referral fee. Management’s goal is to reach 95% minimum occupancy during the second quarter of 2012. Current rents are at the maximum allowable rate. Management is working to control expenses and anticipates that turnover expenses in particular will be reduced over the next several months. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. In 2011, average occupancy dropped to 82%. Although operating expenses decreased in 2011, the lower rental income resulted in the property operating below breakeven. Through the first quarter of 2012, the property is averaging 91% occupancy and is generating cash. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

(Series 39). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(688,752) and $(900,642), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.71 and $0.93, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 39 was $127,952 and $1,378,166, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(1,392,463) and $(2,757,577), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulted in below breakeven operations in both years. Occupancy during the first quarter of 2012 was 90% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are offering a $100 referral fee. Management’s goal is to reach 95% minimum occupancy during the second quarter of 2012. Current rents are at the maximum allowable rate. Management is working to control expenses and anticipates that turnover expenses in particular will be reduced over the next several months. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

(Series 40). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2010, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(625,030) and $(1,024,814), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.82 and $0.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 40 was $307,320 and $2,491,075, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method.

By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(2,411,765) and $(2,748,973), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $357,283. As of June 27, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender as of June 27, 2012.

For the quarter ending March 31, 2012, average occupancy had further eroded to 67%. Average occupancy decreased to 80% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of March 31, 2012 approximately 40% of the property’s tenant base consists of Section 8 voucher holders. Since 2009, management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending March 31, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses increased in the quarter ending March 31, 2012, 2011 and 2010 due to the charges to maintain basic heating and lighting for increasing unoccupied homes.

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

For the quarter ending March 31, 2012, the Operating Partnership expended net cash flow of approximately ($95,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership has expended net cash flows of approximately ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of March, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $185,000 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $156,018 is equivalent to recapture and interest of $58 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy steadily improved throughout most of 2011, from 63% at the end of the first quarter, to 79% at the end of the second quarter, to 85% at the end of the third quarter of 2011. At year-end the property was back down to 65% occupied. As of March 31, 2012, occupancy has improved to 88%. The investment general partner plans to continue to work with the operating general partner to further increase and stabilize occupancy. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. A decline in occupancy in 2011 and insufficient rental rates resulted in below breakeven operations for the year. Despite an average annual occupancy of 92% in 2011, occupancy declined below 90% in the second half of the year due to a number of deaths and residents moving to assisted living facilities. In an effort to reduce vacancy, management has been actively marketing the area with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month. Occupancy averaged 93% in the first quarter of 2012, ending March 2012 at 92%. Despite this improvement, operations have remained below breakeven through the first quarter of 2012. Kansas Housing approved the last rate increase in April 2011; management will continue to implement rent increases as they are allowed. The real estate taxes, mortgage and insurance are all current.

(Series 41) As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010, the series, in total, generated $(1,729,160) and $(627,565), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.74 and $0.76, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 41 was $892,598 and $2,811,584, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2012 and 2011, the net income (loss) of the series was $(2,401,457) and $(2,025,799), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 71% in 2011 and was 75% as of March 31, 2012. The low occupancy in 2011 was the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. The property operated slightly above breakeven through the first quarter of 2012. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. In 2011 the property operated with an average occupancy of 86%. Occupancy was 88% as of March 31, 2012. The low occupancy was the result of the poor economic condition of the surrounding area. Operations have been slightly above breakeven through the first quarter of 2012 as the operating general partner has focused on reducing expenses. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2011, occupancy is 90%, down from 95% at the end of September, 2011, with operations slightly below breakeven. In first quarter 2012, average occupancy improved to 90%; however, the property continues to operate slightly below breakeven due to collections issues. The rent collection and eviction policies are a focus for the management company and they are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. In 2009, average occupancy declined to 79% and the property operated below breakeven. Poor management brought about security issues, deferred maintenance, and problems with resident retention. In April 2010, the investment general partner approved an operating general partner transfer to try and improve operations. The incoming operating general partner had the experience, personnel, and systems in place needed to bolster occupancy, increase resident retention, and address five years of deferred maintenance. To address security issues, management began working with local authorities, prompting police patrols to frequently drive through the property on random evenings. They also built a fence around the property, added high intensity exterior lighting, and closed off one entrance to the property to reduce drive-thru traffic. Security has since improved as a result of these efforts. Management continues to focus on leasing and marketing, and requires that the site manager and supervisor submit a written rent-up plan for review by senior management to help understand how current marketing efforts are working. Occupancy increased in 2010 and 2011, to an average of 88% and 93%, respectively. Through the first quarter of 2012, occupancy has averaged 93%, with current occupancy at 91% as of March 31, 2012. While operations have improved since the operating general partner transfer, the property continues to operate below breakeven from high maintenance expenses, as management continues to address five years of deferred maintenance at the property. The operating general partner states that they expect high maintenance expenses to continue decreasing, as there have been improvements in the annual audits performed by Rural Development, which outline any required maintenance. The investment general partner intends to continue to monitor occupancy and expenses at the site, and plans continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

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

(Series 42). As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(994,217) and $(843,276), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.92 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011 Investments in Operating Partnerships for Series 42 was $1,676,228 and $3,740,801, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011 the net income (loss) of the series was $(2,368,983) and $(2,337,443), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment losses.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven. Occupancy improved to 79% as of year-end 2010. In 2011, occupancy averaged 91% but ended the year at 74%. While the local economy has been a factor contributing to the occupancy issues, manager turnover has also been a recurring issue at the property in past years. The investment general partner ordered a secret shopping report in June 2010 in which the manager received a very poor score. According to the report, the manager was rude and exhibited no closing ability. According to the operating general partner, this manager was removed in August 2010. They replaced this manager with one of their experienced managers from another property who has a proven track record for leasing up rural properties located in economically challenged locations. The investment general partner conducted a site visit in October of 2011 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. It was also concluded that the new manager was professional and effective in her role. As of March 31, 2012, occupancy was 81%. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2016. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged only 88% for 2011, but improved to 91% for the first quarter of 2012. Operations were below breakeven in 2011; however, as of March 31, 2012 the property is now operating at breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership’s property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of March 31, 2012. Accounts payable and accrued expenses stood at approximately $67,000 as of the end of the first quarter 2012, which equates to about one and one half months of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management’s efforts to reduce payables.

Jeremy Associates, LP (Coopers Crossing Apartments) is a 93-unit family development located in Las Colinas, Texas. Despite years of maintaining very strong occupancy, the property consistently operates below breakeven due to high expenses. Occupancy averaged 99% in the first quarter of 2012. Expenses are high mainly due to high maintenance costs as a result of physical deficiencies in a number of buildings on site. Since construction, a number of the buildings have had differential settlement issues resulting in cracked floor slabs, cracked brick veneer, cracking windows and doors and sagging balconies. These concerns have been addressed on an ongoing basis via advances by the operating general partner. Cost control efforts include staffing reduction, reduced marketing and the shutting down of one boiler during warmer months. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. So far the operating general partner has advanced over $2,100,000 for repairs and operating deficits in addition to deferring its affiliated company’s property management fee. The mortgage, trade payables, property taxes and insurance are current. The low income housing tax credit compliance period expired on December 31, 2010. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

(Series 43) As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(746,314) and $(1,212,245), respectively, in passive tax income (losses) that were passed through to the investors, also provided $0.93 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 43 was $4,021,942 and $6,613,148, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(3,114,804) and $(3,989,777), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss, and amortization of acquisition costs.

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

Occupancy averaged only 88% for 2011, but improved to 91% for the first quarter of 2012. Operations were below breakeven in 2011; however, as of March 31, 2012 the property is now operating at breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership’s property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of March 31, 2012. Accounts payable and accrued expenses stood at approximately $67,000 as of the end of the first quarter 2012, which equates to about one and one half months of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management’s efforts to reduce payables.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. The area suffers from high unemployment, lack of public transportation, and limited shopping. In addition, the property only has seven subsidized units while other area properties are 100% subsidized. As a result, the property has struggled to maintain consistent occupancy and has operated below breakeven every year since construction completion. In 2011 the property continued to operate below breakeven. Though occupancy averaged 92% in 2011, management was forced to offer significant concessions, which resulted in the negative cash flow. In the first quarter 2012, the property operated with 90% average occupancy and operations were slightly above breakeven. However, the property still has high levels of accounts payable caused by unpaid management fees. These management fees are owed to both the previous and current management companies. However, the property has been able to keep all other vendors current since early 2011, while paying a full management fee each month. The outstanding management fees will be paid as cash flow becomes available. All taxes and insurance are current. The replacement reserve account is fully funded. The low income housing tax credit compliance period expired on December 31, 2010.

Riverview Apartments – Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. The property continued to struggle in 2010 and ended the year 83% occupied. The property operated below breakeven for the year as a result of the low occupancy. Because of the poor operating results, a USDA Rural Development Workout Agreement was put in place in 2010 which waived the annual replacement reserve deposit until December 31, 2012. In 2011, management continued to focus on marketing the vacant units through community outreach. Occupancy averaged 90% for the year and operating results were close to breakeven. In the first quarter 2012 average occupancy improved to 92% and the property operated slightly above breakeven. Management has continued offering a one month concession as a means of attracting more residents to the property. Marketing focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the local newspaper. The property’s tax and insurance escrow is fully funded. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. Average physical occupancy was 97% in 2011; however, the property was unable to operate at breakeven due to low rental rates. In first quarter 2012, average physical occupancy continued to be strong at 97%. Despite the strong physical occupancy, low rental rates resulted in the property operating below breakeven. The management company continues to market the available units by working closely with the housing authority and by running various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The investment general partner intends to continue to work with the operating general partner in an effort to stabilize operations above breakeven. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Occupancy was 100% as of March 31, 2012. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivable and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, management was proactive in evicting delinquent tenants and raising the rents for new tenants, closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases of an average of 3% in January 2012. The investment general partner will be meeting with management during the second quarter of 2012 to discuss the timely payment of vendor invoices. This outstanding payables balance decreased from $78,000 at year end 2011 to $58,000 at the end of the first quarter 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner’s 2011 site visit. The mortgage and insurance are current through the first quarter and the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in March 2011 and revisited the property in January 2012. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to achieve stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of December 31, 2011, the balance in the operating deficit reserve was fully depleted. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market in Cobb County started to improve in the first half of 2011, continued to improve in the second half of 2011 and thru the first quarter of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through March 31, 2012, $36,685 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $324,495, and incur recapture and interest penalty costs of $888,890, equivalent to approximately $89 and $244 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the pay down. The mortgage payment, real estate taxes and insurance payments were current as of March 31, 2012.

(Series 44) As of March 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(819,364) and $(1,645,360), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.97 and $0.96, respectively, in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 44 was $2,365,868 and $5,205,103, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(3,379,213) and $(3,202,227), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Post Oak East Apartments (Post Oak East L.P.) is a 240-unit family property located in Euless, Texas. Occupancy began to decline in the fourth quarter of 2009, reaching 85% in December 2009. A new management company, hired in December 2009, implemented a comprehensive marketing and resident retention program in an effort to increase occupancy and find more qualified residents. As a result, occupancy improved to and remained at an average of 92% in 2010 and 2011.

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

In an effort to facilitate the closing of the permanent financing in November 2010, the investment general partner approved the release of the remaining equity prior to the Operating Partnership meeting rental achievement. In October of 2011, the Operating Partnership was able to document rental achievement. The property’s mortgage and insurance payments are current as of March 31, 2012.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner did continue to fund deficits through the April 1, 2012 mortgage payment.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 95% in 2011 and during the first quarter of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs.

The property’s mortgage, real estate tax and insurance payments are current as of March 31, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $63,284, and incur recapture and interest penalty costs of $44,511, equivalent to approximately $23 and $16 per 1,000 BACs respectively.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in March 2011 and revisited the property in January 2012. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations to achieve stabilization.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership’s below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. As of December 31, 2011, the balance in the operating deficit reserve was fully depleted. In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market in Cobb County started to improve in the first half of 2011, continued to improve in the second half of 2011 and thru the first quarter of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through March 31, 2012, $36,685 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $397,410, and incur recapture and interest penalty costs of $1,086,449 equivalent to approximately $147 and $402 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the pay down. The mortgage payment, real estate taxes and insurance payments were current as of March 31, 2012.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2011, average occupancy fell significantly to 76% at Memphis 102 due to the continuing downward rental market and the lack of job opportunities in Memphis, as well as the unavailability of Section 8 vouchers from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. For the quarter ending March 31, 2012, occupancy continued to fall averaging 62%. Management has recently begun radio and other advertising marketing efforts as well as offering rental concessions; however, occupancy remains a significant challenge in 2012. For the quarter ending March 31, 2012 and in 2011, net cash flow expended by property operations totaled approximately ($55,000) and ($269,262), respectively, due to high real estate taxes, maintenance expenses and bad debt. Negative operations were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City and Shelby County, as well as by advances from the operating general partner and its affiliates. In 2010, occupancy was relatively stable at 88%, but the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled ($17,842), which was funded with operating general partner deficit advances.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with city and county officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $602,000 as of March 31, 2012.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorney representing the estate of one of the operating general partners negotiated with the lender and obtained several continuances of the hearing extending the date of the hearing until July 2012. As conditions of the continuances, the lender is requiring that Memphis 102 and the four other unrelated LIHTC partnerships meet certain conditions, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing and complying with repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. Memphis 102 and the operating general partner are in the process of completing these conditions and are continuing to negotiate with the lender. The mortgage and insurance payments are current as of March 31, 2012, although the significant unpaid real estate taxes are an undeclared default on the mortgage.

The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2012, the estimated credit loss of $1,013,286 and tax credit recapture cost and interest penalty of $1,650,752 is equivalent to credit loss of $375 and tax credit recapture and interest of $611 per 1,000 BACs.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Occupancy averaged 85% in 2011 and declined to 73% in the first quarter 2012 due to continued weakness in the local economy. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. However, despite these issues, the property was able to generate a small positive cash flow in 2011. In the first quarter of 2012, the property has operated below breakeven. In addition to low occupancy, the property is struggling with a high level of accounts payable. Management is focused on paying outstanding bills but the limited cash flow has made it difficult to do so. The mortgage payments, real estate taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, L.P. (Aspen Village Townhomes), is a 30-unit apartment complex located approximately 45 miles southwest of Washington D.C. in Bealeton, Virginia.  The units are all three-bedrooms and they are located in fifteen duplex townhomes.  The property experienced a decline in occupancy in 2011, caused primarily by weakness in the local economy.  In 2012, occupancy has rebounded and remained strong at 97% as of March 2012, largely due to increased marketing and a strengthening economy.  The property operated above breakeven through March because of the increased occupancy. In addition, the property was inspected in December 2011, and was found in excellent condition.  The operating general partner expects to make minor parking lot repairs in 2012, which will be funded from the replacement reserve account.  All real estate tax, insurance and mortgage payments are current.

(Series 45) As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(1,653,370) and $(1,900,372), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.95 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 45 was $8,228,807 and $12,086,770, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(5,737,784) and $(4,306,886), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner is required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling $357,283. As of June 27, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender as of June 27, 2012.

For the quarter ending March 31, 2012, average occupancy had further eroded to 67%. Average occupancy decreased to 80% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of March 31, 2012 approximately 40% of the property’s tenant base consists of Section 8 voucher holders. Since 2009, management has tried to improve occupancy through working with the local housing authority to obtain voucher holder referrals, held several open houses, and increased online and newspaper advertisements. A new full time property manager was hired in January 2012.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending March 31, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses increased in the quarter ending March 31, 2012, 2011 and 2010 due to the charges to maintain basic heating and lighting for increasing unoccupied homes.

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

For the quarter ending March 31, 2012, the Operating Partnership expended net cash flow of approximately ($95,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership has expended net cash flows of approximately ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of March, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $185,000 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $45,103 is equivalent to recapture and interest of $11 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner has continued to fund deficits through the April 1, 2012 mortgage payment.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 95% in 2011 and during the first quarter of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs.

The property’s mortgage, real estate tax and insurance payments are current as of March 31, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $1,694,674, and incur recapture and interest penalty costs of $1,191,984, equivalent to approximately $422 and $297 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. In 2011, occupancy averaged 92%. As a result of a further increase in maintenance expenses, operations remained below breakeven in 2011. Through the first quarter of 2012, the property is averaging 86% occupancy and is currently operating below breakeven. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, Limited Partnership (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK. In 2010, the property generated a cash flow deficit for the year. The primary cause of the deficit was that Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account. Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 also caused insurance costs to double. In 2011, the property recovered and operated well, averaging 95% occupancy for the year and generating positive cash flow. Rural Development approved a rent increase effective January 1, 2011 which helped boost revenues. Through the first quarter of 2012, the property continued to have strong occupancy at 97% and it generated positive cash flow. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

(Series 46) As of March 31, 2012 and 2011 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2012, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2011 and 2010 the series, in total, generated $(1,287,129) and $(1,194,058), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2012 and 2011, Investments in Operating Partnerships for Series 46 was $8,838,302 and $11,632,800, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2012 and 2011, the net income (loss) of the series was $(3,128,561) and $(3,098,043), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment loss.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property located in Kansas City, MO.  The property had below breakeven operations resulting from high operating expenses, specifically maintenance costs.  During the second quarter of 2010, it was identified that the property was dealing with a bed bug issue.  Since that time, the bed bug remediation has become an extensive and on-going problem.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  Despite the ongoing pest issue, the 2011 occupancy averaged 96% and has continued to remain strong through the first quarter of 2012, averaging 95%.  Management is projecting a $13,000 deficit in 2012.  Although the guarantee has expired, the operating general partner has been funding deficits.  If necessary, the operating general partner have stated that they are willing to fund the shortfall.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas.  Despite strong occupancy  of 97%, the property operated just below breakeven in 2011.  The operating managing member hired a consulting firm to appeal the 2011 real estate assessment via the payment under protest process when the first half of the 2011 taxes were paid in December 2011; however, the appeal was not approved by the tax authority. The operating managing member could appeal further to the state tax court; however, it has been determined that the cost to do so, would far exceed the anticipated reduction in the taxes.  In addition, because occupancy is strong, the state tax credit-allocating agency approved a $15 per unit per month rent increase, which took effect in November 2010 and another $10 increase took effect May 1, 2012.  These increases in rental income along with a slight reduction in real estate taxes should result in the property operating above breakeven.  The property operated slightly above breakeven in the first quarter of 2012 at 97% occupancy.  In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its then current balance to its original commitment amount.  This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears.  The operating general partner reports that the monthly mortgage, tax, and insurance escrow payments are current as of March 31, 2012.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2012 and 2011. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Recent Accounting Changes

In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modifies the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Fund’s financial statements.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2012. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2012, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 63, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 50, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 65, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 48, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2010 fiscal year:

1.   An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2012 was $5,052,521.

2.   The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $375,646 for amounts charged to operations during the year ended March 31, 2012. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2012, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.10%
Series 22	8.64%
Series 23	6.72%
Series 26	8.56%
Series 27	9.23%
Series 28	8.17%
Series 29	7.20%
Series 30	7.26%
Series 31	6.84%
Series 32	9.24%
Series 33	8.23%
Series 34	9.18%
Series 35	7.90%
Series 36	6.96%
Series 37	8.55%
Series 38	8.98%
Series 39	8.31%
Series 40	6.04%
Series 41	9.68%
Series 42	6.82%
Series 43	7.35%
Series 44	7.33%
Series 45	5.30%
Series 46	7.08%

As of March 31, 2012, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.43%
Series 25	6.88%

	(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

	(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2012.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accounting Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,273	$11,923	$17,848	$15,873	$15,873

Audit Related Fees	-	-	-	-	-

Tax Fees	6,585	4,635	7,949	6,585	6,585

All Other Fees	380	380	380	380	380

Total	$23,238	$16,938	$26,177	$22,838	$22,838

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$15,873	$24,948	$14,298	$18,248	$16,276

Audit Related Fees	-	-	260	-	260

Tax Fees	6,195	10,875	5,609	7,365	6,585

All Other Fees	380	380	380	380	380

Total	$22,448	$36,203	$20,547	$25,993	$23,501

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$15,076	$18,251	$14,301	$11,926	$13,501

Audit Related Fees	520	260	1,560	780	1,040

Tax Fees	5,805	7,365	6,975	4,635	5,025

All Other Fees	380	380	380	380	380

Total	$21,781	$26,256	$23,216	$17,721	$19,946

Item 14.	Principal Accounting Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,326	$12,326	$10,751	$11,926	$11,526

Audit Related Fees	1,560	1,820	780	2,340	2,340

Tax Fees	4,440	4,440	3,660	4,440	4,245

All Other Fees	380	380	380	380	380

Total	$18,706	$18,966	$15,571	$19,086	$18,491

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$14,301	$16,276	$16,676	$17,051	$11,926

Audit Related Fees	3,380	3,640	2,600	4,160	2,080

Tax Fees	6,389	6,585	6,585	8,145	4,245

All Other Fees	380	380	380	380	380

Total	$24,450	$26,881	$26,241	$29,736	$18,631

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,826	$13,901

Audit Related Fees	7,280	3,900

Tax Fees	8,145	5,220

All Other Fees	380	380

Total	$35,631	$23,401

Item 14.	Principal Accounting Fees and Services- continued

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,225	$12,750	$18,928	$16,228	$17,003

Audit Related Fees	-	255	-	-	-

Tax Fees	6,730	4,975	8,095	6,730	7,120

All Other Fees	-	520	-	-	-

Total	$22,955	$18,500	$27,023	$22,958	$24,123

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$16,228	$25,078	$13,903	$17,753	$15,828

Audit Related Fees	765	1,530	1,020	1,020	1,275

Tax Fees	6,730	11,410	5,755	7,510	6,730

All Other Fees	-	-	-	-	-

Total	$23,723	$38,018	$20,678	$26,283	$23,833

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,678	$17,753	$13,903	$11,603	$13,153

Audit Related Fees	2,295	2,295	2,805	1,275	2,040

Tax Fees	5,950	7,510	7,120	4,780	5,170

All Other Fees	-	-	-	-	-

Total	$22,923	$27,558	$23,828	$17,658	$20,363

Item 14.	Principal Accounting Fees and Services- continued

Fees paid to the Fund’s independent auditors for fiscal year 2011 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,978	$11,978	$10,453	$11,603	$11,228

Audit Related Fees	1,785	2,295	1,275	2,295	2,295

Tax Fees	4,585	4,585	3,805	4,585	4,390

All Other Fees	-	-	-	-	-

Total	$18,348	$18,858	$15,533	$18,483	$17,913

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,903	$15,828	$16,603	$16,603	$11,603

Audit Related Fees	3,825	3,825	3,825	5,100	2,040

Tax Fees	6,535	6,730	6,925	8,290	4,390

All Other Fees	-	-	-	-	-

Total	$24,263	$26,383	$27,353	$29,993	$18,033

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,303	$13,528

Audit Related Fees	7,395	3,825

Tax Fees	8,290	5,365

All Other Fees	-	-

Total	$34,988	$22,718

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Balance Sheets, March 31, 2012 and 2011

Statements of Operations for the years ended March 31, 2012 and 2011

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2012 and 2011

Statements of Cash Flows for the years ended March 31, 2012 and 2011

Notes to Financial Statements, March 31, 2012 and 2011

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the period ended March 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 13, 2012		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 13, 2012	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive
Officer), C&M
Management, Inc.;
Director, President
(Principal Executive
Officer) BCTC IV
Assignor Corp.

July 13, 2012	/s/ Marc N. Teal	Sr. Vice President,
	Marc N. Teal	Chief Financial
Officer (Principal
Accounting and
Financial Officer)
C&M Management Inc.;
Sr. Vice President,
Chief Financial
Officer (Principal
Accounting and
Financial Officer)
BCTC IV Assignor
Corp.

