Form 10-Q
period 2012-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2012-08-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2012
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-203

Item 3. Quantitative and Qualitative Disclosures About Market Risk	204

Item 4. Controls and Procedures	204

PART II OTHER INFORMATION

Item 1. Legal Proceedings	205

Item 1A. Risk Factors	205

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	205

Item 3. Defaults Upon Senior Securities	205

Item 4. Mine Safety Disclosures	205

Item 5. Other Information	205

Item 6. Exhibits	205

Signatures	206

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$25,686,365	$26,489,050

OTHER ASSETS
Cash and cash equivalents	9,437,455	7,526,780
Notes receivable	69,698	69,698
Acquisition costs net	2,409,102	2,567,553
Other assets	209,959	180,995

	$37,812,579	$36,834,076

LIABILITIES

Accounts payable & accrued expenses	$67,296	$72,296
Accounts payable affiliates (Note C)	55,846,510	54,365,790
Capital contributions payable	1,135,980	1,135,980

	57,049,786	55,574,066

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,646,580 are outstanding	(11,878,612)	(11,386,367)
General Partner	(7,358,595)	(7,353,623)

	(19,237,207)	(18,739,990)

	$37,812,579	$36,834,076

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	475,347	479,690
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$475,347	$479,690

LIABILITIES

Accounts payable & accrued expenses	$27,500	$27,500
Accounts payable affiliates (Note C)	2,236,687	2,209,870
Capital contributions payable	-	-

	2,264,187	2,237,370

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,865,700 outstanding	(1,462,699)	(1,431,851)
General Partner	(326,141)	(325,829)

	(1,788,840)	(1,757,680)

	$475,347	$479,690

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	230,333	244,322
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$230,333	$244,322

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	1,427,849	1,411,079
Capital contributions payable	-	-

	1,427,849	1,421,079

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,023,590)	(1,003,039)
General Partner	(173,926)	(173,718)

	(1,197,516)	(1,176,757)

	$230,333	$244,322

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	161,947	156,063
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$162,447	$156,563

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,062,981	3,025,264
Capital contributions payable	9,352	9,352

	3,072,333	3,034,616

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,661,704)	(2,630,189)
General Partner	(248,182)	(247,864)

	(2,909,886)	(2,878,053)

	$162,447	$156,563

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	186,962	114,217
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$186,962	$114,217

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,460,536	2,427,842
Capital contributions payable	-	-

	2,460,536	2,427,842

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,965,992)	(2,005,642)
General Partner	(307,582)	(307,983)

	(2,273,574)	(2,313,625)

	$186,962	$114,217

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	309,517	278,922
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	4,536	-

	$314,053	$278,922

LIABILITIES

Accounts payable & accrued expenses	$10,000	$5,000
Accounts payable affiliates (Note C)	2,702,586	2,667,771
Capital contributions payable	9,999	9,999

	2,722,585	2,682,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,199,149)	(2,194,512)
General Partner	(209,383)	(209,336)

	(2,408,532)	(2,403,848)

	$314,053	$278,922

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	542,401	492,120
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$543,651	$493,370

LIABILITIES

Accounts payable & accrued expenses	$16,222	$16,222
Accounts payable affiliates (Note C)	936,681	914,217
Capital contributions payable	-	-

	952,903	930,439

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 are outstanding	(147,715)	(175,254)
General Partner	(261,537)	(261,815)

	(409,252)	(437,069)

	$543,651	$493,370

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,108,595	563,940
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$1,113,995	$569,340

LIABILITIES

Accounts payable & accrued expenses	$5,101	$5,101
Accounts payable affiliates (Note C)	2,641,097	2,560,808
Capital contributions payable	14,490	14,490

	2,660,688	2,580,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,190,973)	(1,650,695)
General Partner	(355,720)	(360,364)

	(1,546,693)	(2,011,059)

	$1,113,995	$569,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	926,963	312,310
Notes receivable	-	-
Acquisition costs net	49,044	65,391
Other assets	7,233	7,233

	$983,240	$384,934

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,233,511	2,175,083
Capital contributions payable	10,020	10,020

	2,243,531	2,185,103

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,041,241)	(1,575,720)
General Partner	(219,050)	(224,449)

	(1,260,291)	(1,800,169)

	$983,240	$384,934

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	630,760	329,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$634,310	$332,706

LIABILITIES

Accounts payable & accrued expenses	$5,070	$5,070
Accounts payable affiliates (Note C)	1,738,281	1,660,464
Capital contributions payable	40,968	40,968

	1,784,319	1,706,502

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 4,000,238 are outstanding	(794,761)	(1,016,310)
General Partner	(355,248)	(357,486)

	(1,150,009)	(1,373,796)

	$634,310	$332,706

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	245,728	246,671
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$245,728	$246,671

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,309,452	3,226,601
Capital contributions payable	10,197	10,197

	3,319,649	3,236,798

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,704,535)	(2,621,579)
General Partner	(369,386)	(368,548)

	(3,073,921)	(2,990,127)

	$245,728	$246,671

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	373,191	304,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$373,691	$305,031

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,514,138	1,470,602
Capital contributions payable	127,396	127,396

	1,641,534	1,597,998

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,028,108)	(1,052,981)
General Partner	(239,735)	(239,986)

	(1,267,843)	(1,292,967)

	$373,691	$305,031

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	247,981	185,230
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$272,981	$210,230

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,802,152	2,711,114
Capital contributions payable	66,294	66,294

	2,868,446	2,777,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,190,252)	(2,162,248)
General Partner	(405,213)	(404,930)

	(2,595,465)	(2,567,178)

	$272,981	$210,230

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	438,374	429,921
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$485,282	$476,829

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,705,296	2,634,439
Capital contributions payable	173,561	173,561

	2,878,857	2,808,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,698 are outstanding	(1,963,277)	(1,901,497)
General Partner	(430,298)	(429,674)

	(2,393,575)	(2,331,171)

	$485,282	$476,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	271,804	277,132
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$271,804	$277,132

LIABILITIES

Accounts payable & accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,800,422	1,769,570
Capital contributions payable	69,154	69,154

	1,872,979	1,842,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,359,383)	(1,323,565)
General Partner	(241,792)	(241,430)

	(1,601,175)	(1,564,995)

	$271,804	$277,132

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	19,067	14,637
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$19,067	$14,637

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,416,902	3,340,741
Capital contributions payable	-	-

	3,416,902	3,340,741

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(3,063,467)	(2,992,453)
General Partner	(334,368)	(333,651)

	(3,397,835)	(3,326,104)

	$19,067	$14,637

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	114,117	118,570
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$114,117	$118,570

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,899,152	1,842,062
Capital contributions payable	-	-

	1,899,152	1,842,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,485,160)	(1,424,232)
General Partner	(299,875)	(299,260)

	(1,785,035)	(1,723,492)

	$114,117	$118,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	182,026	159,780
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$182,026	$159,780

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,041,571	2,001,422
Capital contributions payable	-	-

	2,041,571	2,001,422

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(1,662,286)	(1,644,562)
General Partner	(197,259)	(197,080)

	(1,859,545)	(1,841,642)

	$182,026	$159,780

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	395,713	378,738
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$395,713	$378,738

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,888,635	1,837,419
Capital contributions payable	138,438	138,438

	2,027,073	1,975,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,399,483)	(1,365,584)
General Partner	(231,877)	(231,535)

	(1,631,360)	(1,597,119)

	$395,713	$378,738

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$30,033

OTHER ASSETS
Cash and cash equivalents	233,226	224,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$233,226	$254,189

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,529,132	1,488,032
Capital contributions payable	-	-

	1,529,132	1,488,032

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(1,064,662)	(1,003,220)
General Partner	(231,244)	(230,623)

	(1,295,906)	(1,233,843)

	$233,226	$254,189

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$70,124	$127,952

OTHER ASSETS
Cash and cash equivalents	198,699	182,356
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$268,823	$310,308

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,358,499	1,324,299
Capital contributions payable	-	-

	1,358,499	1,324,299

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	(882,337)	(807,409)
General Partner	(207,339)	(206,582)

	(1,089,676)	(1,013,991)

	$268,823	$310,308

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$244,176	$307,320

OTHER ASSETS
Cash and cash equivalents	86,141	81,751
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$330,317	$389,071

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,456,219	2,406,215
Capital contributions payable	102	102

	2,456,321	2,406,317

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	(1,879,800)	(1,772,130)
General Partner	(246,204)	(245,116)

	(2,126,004)	(2,017,246)

	$330,317	$389,071

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$786,297	$892,598

OTHER ASSETS
Cash and cash equivalents	200,007	194,350
Notes receivable	-	-
Acquisition costs net	198,282	226,608
Other assets	1,218	1,218

	$1,185,804	$1,314,774

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,715,657	2,656,140
Capital contributions payable	100	100

	2,715,757	2,656,240

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	(1,265,484)	(1,078,882)
General Partner	(264,469)	(262,584)

	(1,529,953)	(1,341,466)

	$1,185,804	$1,314,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,658,312	$1,676,228

OTHER ASSETS
Cash and cash equivalents	370,826	341,295
Notes receivable	22,790	22,790
Acquisition costs net	328,512	345,802
Other assets	51,003	51,003

	$2,431,443	$2,437,118

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,835,978	1,773,533
Capital contributions payable	73,433	73,433

	1,909,411	1,846,966

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	757,750	825,189
General Partner	(235,718)	(235,037)

	522,032	590,152

	$2,431,443	$2,437,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,950,044	$4,021,942

OTHER ASSETS
Cash and cash equivalents	255,343	226,214
Notes receivable	-	-
Acquisition costs net	317,262	333,960
Other assets	96,332	85,341

	$4,618,981	$4,667,457

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,036,363	1,959,668
Capital contributions payable	121,112	121,112

	2,157,475	2,080,780

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	2,758,413	2,882,332
General Partner	(296,907)	(295,655)

	2,461,506	2,586,677

	$4,618,981	$4,667,457

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,275,342	$2,365,868

OTHER ASSETS
Cash and cash equivalents	428,114	423,458
Notes receivable	-	-
Acquisition costs net	1,343,290	1,413,990
Other assets	13,437	-

	$4,060,183	$4,203,316

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,164,378	1,093,203
Capital contributions payable	254,640	254,640

	1,419,018	1,347,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	2,852,202	3,064,367
General Partner	(211,037)	(208,894)

	2,641,165	2,855,473

	$4,060,183	$4,203,316

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,013,719	$8,228,807

OTHER ASSETS
Cash and cash equivalents	489,088	462,109
Notes receivable	-	-
Acquisition costs net	84,624	89,078
Other assets	-	-

	$8,587,431	$8,779,994

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,092,198	1,000,557
Capital contributions payable	16,724	16,724

	1,108,922	1,017,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	7,757,386	8,038,748
General Partner	(278,877)	(276,035)

	7,478,509	7,762,713

	$8,587,431	$8,779,994

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,688,351	$8,838,302

OTHER ASSETS
Cash and cash equivalents	315,185	305,141
Notes receivable	-	-
Acquisition costs net	88,088	92,724
Other assets	-	-

	$9,091,624	$9,236,167

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	840,157	777,775
Capital contributions payable	-	-

	840,157	777,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	8,431,695	8,636,551
General Partner	(180,228)	(178,159)

	8,251,467	8,458,392

	$9,091,624	$9,236,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2012	2011

Income
Interest income	$4,569	$9,180
Other income	428,462	169,743

	433,031	178,923

Share of income (loss) from Operating Partnerships (Note D)	569,534	(267,908)

Expenses
Professional fees	44,782	152,132
Fund management fee, net (Note C)	1,169,476	1,237,700
Amortization	158,451	244,134
General and administrative expenses	127,073	113,512

	1,499,782	1,747,478

NET INCOME (LOSS)	$(497,217)	$(1,836,463)

Net income (loss) allocated to assignees	$(492,245)	$(1,818,098)

Net income (loss) allocated to general partner	$(4,972)	$(18,365)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2012	2011

Income
Interest income	$236	$556
Other income	-	-

	236	556

Share of income (loss) from Operating Partnerships (Note D)	-	55,000

Expenses
Professional fees	98	5,408
Fund management fee, net (Note C)	24,934	47,015
Amortization	-	-
General and administrative expenses	6,364	4,857

	31,396	57,280

NET INCOME (LOSS)	$(31,160)	$(1,724)

Net income (loss) allocated to assignees	$(30,848)	$(1,707)

Net income (loss) allocated to general partner	$(312)	$(17)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2012	2011

Income
Interest income	$153	$277
Other income	-	219

	153	496

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	49	3,832
Fund management fee, net (Note C)	16,770	30,500
Amortization	-	-
General and administrative expenses	4,093	3,417

	20,912	37,749

NET INCOME (LOSS)	$(20,759)	$(37,253)

Net income (loss) allocated to assignees	$(20,551)	$(36,880)

Net income (loss) allocated to general partner	$(208)	$(373)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2012	2011

Income
Interest income	$86	$44
Other income	5,683	9,217

	5,769	9,261

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	69	6,364
Fund management fee, net (Note C)	32,216	40,603
Amortization	-	-
General and administrative expenses	5,317	4,012

	37,602	50,979

NET INCOME (LOSS)	$(31,833)	$(41,718)

Net income (loss) allocated to assignees	$(31,515)	$(41,301)

Net income (loss) allocated to general partner	$(318)	$(417)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2012	2011

Income
Interest income	$70	$86
Other income	68,066	-

	68,136	86

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	90	12,647
Fund management fee, net (Note C)	21,944	36,997
Amortization	-	-
General and administrative expenses	6,051	4,613

	28,085	54,257

NET INCOME (LOSS)	$40,051	$(54,171)

Net income (loss) allocated to assignees	$39,650	$(53,629)

Net income (loss) allocated to general partner	$401	$(542)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2012	2011

Income
Interest income	$182	$329
Other income	1,870	2,480

	2,052	2,809

Share of income (loss) from Operating Partnerships (Note D)	27,680	-

Expenses
Professional fees	55	5,308
Fund management fee, net (Note C)	29,604	40,594
Amortization	-	-
General and administrative expenses	4,757	3,589

	34,416	49,491

NET INCOME (LOSS)	$(4,684)	$(46,682)

Net income (loss) allocated to assignees	$(4,637)	$(46,215)

Net income (loss) allocated to general partner	$(47)	$(467)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2012	2011

Income
Interest income	$336	$459
Other income	1,419	-

	1,755	459

Share of income (loss) from Operating Partnerships (Note D)	48,325	874,787

Expenses
Professional fees	74	5,061
Fund management fee, net (Note C)	16,697	(30,169)
Amortization	-	-
General and administrative expenses	5,492	4,167

	22,263	(20,941)

NET INCOME (LOSS)	$27,817	$896,187

Net income (loss) allocated to assignees	$27,539	$887,225

Net income (loss) allocated to general partner	$278	$8,962

Net income (loss) per BAC	$.01	$.29

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2012	2011

Income
Interest income	$332	$199
Other income	5,169	4,274

	5,501	4,473

Share of income (loss) from Operating Partnerships (Note D)	538,243	-

Expenses
Professional fees	98	8,623
Fund management fee, net (Note C)	72,970	80,648
Amortization	-	-
General and administrative expenses	6,310	4,015

	79,378	93,286

NET INCOME (LOSS)	$464,366	$(88,813)

Net income (loss) allocated to assignees	$459,722	$(87,925)

Net income (loss) allocated to general partner	$4,644	$(888)

Net income (loss) per BAC	$.12	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2012	2011

Income
Interest income	$214	$333
Other income	21,576	18,648

	21,790	18,981

Share of income (loss) from Operating Partnerships (Note D)	575,945	-

Expenses
Professional fees	56	4,579
Fund management fee, net (Note C)	37,178	34,137
Amortization	16,347	16,348
General and administrative expenses	4,276	3,718

	57,857	58,782

NET INCOME (LOSS)	$539,878	$(39,801)

Net income (loss) allocated to assignees	$534,479	$(39,403)

Net income (loss) allocated to general partner	$5,399	$(398)

Net income (loss) per BAC	$.22	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2012	2011

Income
Interest income	$242	$578
Other income	262,129	87,434

	262,371	88,012

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	86	5,966
Fund management fee, net (Note C)	33,396	70,861
Amortization	-	-
General and administrative expenses	5,102	4,456

	38,584	81,283

NET INCOME (LOSS)	$223,787	$6,729

Net income (loss) allocated to assignees	$221,549	$6,662

Net income (loss) allocated to general partner	$2,238	$67

Net income (loss) per BAC	$.06	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2012	2011

Income
Interest income	$154	$359
Other income	-	10,637

	154	10,996

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	35,769	6,736
Fund management fee, net (Note C)	42,041	45,892
Amortization	-	-
General and administrative expenses	6,138	4,039

	83,948	56,667

NET INCOME (LOSS)	$(83,794)	$(45,671)

Net income (loss) allocated to assignees	$(82,956)	$(45,214)

Net income (loss) allocated to general partner	$(838)	$(457)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2012	2011

Income
Interest income	$224	$554
Other income	-	-

	224	554

Share of income (loss) from Operating Partnerships (Note D)	72,943	-

Expenses
Professional fees	57	5,570
Fund management fee, net (Note C)	43,536	41,698
Amortization	-	-
General and administrative expenses	4,450	2,607

	48,043	49,875

NET INCOME (LOSS)	$25,124	$(49,321)

Net income (loss) allocated to assignees	$24,873	$(48,828)

Net income (loss) allocated to general partner	$251	$(493)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2012	2011

Income
Interest income	$130	$316
Other income	5,967	5,858

	6,097	6,174

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	87	5,967
Fund management fee, net (Note C)	29,802	80,482
Amortization	-	-
General and administrative expenses	4,495	3,841

	34,384	90,290

NET INCOME (LOSS)	$(28,287)	$(84,116)

Net income (loss) allocated to assignees	$(28,004)	$(83,275)

Net income (loss) allocated to general partner	$(283)	$(841)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2012	2011

Income
Interest income	$283	$605
Other income	-	-

	283	605

Share of income (loss) from Operating Partnerships (Note D)	-	(21,486)

Expenses
Professional fees	95	5,692
Fund management fee, net (Note C)	56,857	66,857
Amortization	-	-
General and administrative expenses	5,735	4,054

	62,687	76,603

NET INCOME (LOSS)	$(62,404)	$(97,484)

Net income (loss) allocated to assignees	$(61,780)	$(96,509)

Net income (loss) allocated to general partner	$(624)	$(975)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2012	2011

Income
Interest income	$181	$308
Other income	-	-

	181	308

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,546	4,014
Fund management fee, net (Note C)	30,852	34,005
Amortization	-	-
General and administrative expenses	3,963	4,019

	36,361	42,038

NET INCOME (LOSS)	$(36,180)	$(41,730)

Net income (loss) allocated to assignees	$(35,818)	$(41,313)

Net income (loss) allocated to general partner	$(362)	$(417)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2012	2011

Income
Interest income	$5	$23
Other income	11,182	10,751

	11,187	10,774

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,473	4,176
Fund management fee, net (Note C)	73,299	73,299
Amortization	-	-
General and administrative expenses	4,146	4,397

	82,918	81,872

NET INCOME (LOSS)	$(71,731)	$(71,098)

Net income (loss) allocated to assignees	$(71,014)	$(70,387)

Net income (loss) allocated to general partner	$(717)	$(711)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2012	2011

Income
Interest income	$27	$103
Other income	-	-

	27	103

Share of income (loss) from Operating Partnerships (Note D)	-	(62,815)

Expenses
Professional fees	368	9,175
Fund management fee, net (Note C)	57,090	57,090
Amortization	-	-
General and administrative expenses	4,112	4,373

	61,570	70,638

NET INCOME (LOSS)	$(61,543)	$(133,350)

Net income (loss) allocated to assignees	$(60,928)	$(132,017)

Net income (loss) allocated to general partner	$(615)	$(1,333)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2012	2011

Income
Interest income	$61	$83
Other income	18,100	10,264

	18,161	10,347

Share of income (loss) from Operating Partnerships (Note D)	-	(21,171)

Expenses
Professional fees	43	3,672
Fund management fee, net (Note C)	32,429	35,306
Amortization	-	-
General and administrative expenses	3,592	3,799

	36,064	42,777

NET INCOME (LOSS)	$(17,903)	$(53,601)

Net income (loss) allocated to assignees	$(17,724)	$(53,065)

Net income (loss) allocated to general partner	$(179)	$(536)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2012	2011

Income
Interest income	$241	$511
Other income	9,940	9,961

	10,181	10,472

Share of income (loss) from Operating Partnerships (Note D)	-	49,296

Expenses
Professional fees	47	3,098
Fund management fee, net (Note C)	40,698	40,698
Amortization	-	-
General and administrative expenses	3,677	3,899

	44,422	47,695

NET INCOME (LOSS)	$(34,241)	$12,073

Net income (loss) allocated to assignees	$(33,899)	$11,952

Net income (loss) allocated to general partner	$(342)	$121

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2012	2011

Income
Interest income	$97	$165
Other income	2,436	-

	2,533	165

Share of income (loss) from Operating Partnerships (Note D)	(24,773)	(62,206)

Expenses
Professional fees	50	3,689
Fund management fee, net (Note C)	36,041	29,978
Amortization	-	-
General and administrative expenses	3,732	3,962

	39,823	37,629

NET INCOME (LOSS)	$(62,063)	$(99,670)

Net income (loss) allocated to assignees	$(61,442)	$(98,673)

Net income (loss) allocated to general partner	$(621)	$(997)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2012	2011

Income
Interest income	$143	$499
Other income	7,345	-

	7,488	499

Share of income (loss) from Operating Partnerships (Note D)	(52,568)	(51,689)

Expenses
Professional fees	41	3,523
Fund management fee, net (Note C)	27,000	27,000
Amortization	-	-
General and administrative expenses	3,564	3,772

	30,605	34,295

NET INCOME (LOSS)	$(75,685)	$(85,485)

Net income (loss) allocated to assignees	$(74,928)	$(84,630)

Net income (loss) allocated to general partner	$(757)	$(855)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2012	2011

Income
Interest income	$20	$80
Other income	7,580	-

	7,600	80

Share of income (loss) from Operating Partnerships (Note D)	(63,144)	(127,592)

Expenses
Professional fees	46	5,143
Fund management fee, net (Note C)	49,329	47,712
Amortization	-	-
General and administrative expenses	3,839	4,047

	53,214	56,902

NET INCOME (LOSS)	$(108,758)	$(184,414)

Net income (loss) allocated to assignees	$(107,670)	$(182,570)

Net income (loss) allocated to general partner	$(1,088)	$(1,844)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2012	2011

Income
Interest income	$143	$325
Other income	-	-

	143	325

Share of income (loss) from Operating Partnerships (Note D)	(104,338)	(143,131)

Expenses
Professional fees	116	5,495
Fund management fee, net (Note C)	51,495	48,120
Amortization	28,326	38,204
General and administrative expenses	4,355	4,622

	84,292	96,441

NET INCOME (LOSS)	$(188,487)	$(239,247)

Net income (loss) allocated to assignees	$(186,602)	$(236,855)

Net income (loss) allocated to general partner	$(1,885)	$(2,392)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2012	2011

Income
Interest income	$195	$210
Other income	-	-

	195	210

Share of income (loss) from Operating Partnerships (Note D)	3,835	14,510

Expenses
Professional fees	110	6,355
Fund management fee, net (Note C)	49,661	32,306
Amortization	17,290	17,929
General and administrative expenses	5,089	5,396

	72,150	61,986

NET INCOME (LOSS)	$(68,120)	$(47,266)

Net income (loss) allocated to assignees	$(67,439)	$(46,793)

Net income (loss) allocated to general partner	$(681)	$(473)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2012	2011

Income
Interest income	$110	$265
Other income	-	-

	110	265

Share of income (loss) from Operating Partnerships (Note D)	(39,032)	(115,156)

Expenses
Professional fees	69	7,391
Fund management fee, net (Note C)	64,895	50,090
Amortization	16,698	24,729
General and administrative expenses	4,587	4,955

	86,249	87,165

NET INCOME (LOSS)	$(125,171)	$(202,056)

Net income (loss) allocated to assignees	$(123,919)	$(200,035)

Net income (loss) allocated to general partner	$(1,252)	$(2,021)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2012	2011

Income
Interest income	$254	$542
Other income	-	-

	254	542

Share of income (loss) from Operating Partnerships (Note D)	(81,526)	(237,315)

Expenses
Professional fees	54	3,553
Fund management fee, net (Note C)	58,175	29,612
Amortization	70,700	70,700
General and administrative expenses	4,107	4,428

	133,036	108,293

NET INCOME (LOSS)	$(214,308)	$(345,066)

Net income (loss) allocated to assignees	$(212,165)	$(341,615)

Net income (loss) allocated to general partner	$(2,143)	$(3,451)

Net income (loss) per BAC	$(.08)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2012	2011

Income
Interest income	$274	$651
Other income	-	-

	274	651

Share of income (loss) from Operating Partnerships (Note D)	(192,874)	(231,049)

Expenses
Professional fees	77	6,531
Fund management fee, net (Note C)	81,893	84,128
Amortization	4,454	68,273
General and administrative expenses	5,180	5,689

	91,604	164,621

NET INCOME (LOSS)	$(284,204)	$(395,019)

Net income (loss) allocated to assignees	$(281,362)	$(391,069)

Net income (loss) allocated to general partner	$(2,842)	$(3,950)

Net income (loss) per BAC	$(.07)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2012	2011

Income
Interest income	$176	$720
Other income	-	-

	176	720

Share of income (loss) from Operating Partnerships (Note D)	(139,182)	(187,891)

Expenses
Professional fees	59	4,564
Fund management fee, net (Note C)	58,674	62,241
Amortization	4,636	7,951
General and administrative expenses	4,550	4,769

	67,919	79,525

NET INCOME (LOSS)	$(206,925)	$(266,696)

Net income (loss) allocated to assignees	$(204,856)	$(264,029)

Net income (loss) allocated to general partner	$(2,069)	$(2,667)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(11,386,367)	$(7,353,623)	$(18,739,990)

Net income (loss)	(492,245)	(4,972)	(497,217)

Partners' capital (deficit), June 30, 2012	$(11,878,612)	$(7,358,595)	$(19,237,207)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2012	$(1,431,851)	$(325,829)	$(1,757,680)

Net income (loss)	(30,848)	(312)	(31,160)

Partners' capital (deficit), June 30, 2012	$(1,462,699)	$(326,141)	$(1,788,840)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2012	$(1,003,039)	$(173,718)	$(1,176,757)

Net income (loss)	(20,551)	(208)	(20,759)

Partners' capital (deficit), June 30, 2012	$(1,023,590)	$(173,926)	$(1,197,516)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2012	$(2,630,189)	$(247,864)	$(2,878,053)

Net income (loss)	(31,515)	(318)	(31,833)

Partners' capital (deficit), June 30, 2012	$(2,661,704)	$(248,182)	$(2,909,886)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2012	$(2,005,642)	$(307,983)	$(2,313,625)

Net income (loss)	39,650	401	40,051

Partners' capital (deficit), June 30, 2012	$(1,965,992)	$(307,582)	$(2,273,574)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2012	$(2,194,512)	$(209,336)	$(2,403,848)

Net income (loss)	(4,637)	(47)	(4,684)

Partners' capital (deficit), June 30, 2012	$(2,199,149)	$(209,383)	$(2,408,532)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2012	$(175,254)	$(261,815)	$(437,069)

Net income (loss)	27,539	278	27,817

Partners' capital (deficit), June 30, 2012	$(147,715)	$(261,537)	$(409,252)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2012	$(1,650,695)	$(360,364)	$(2,011,059)

Net income (loss)	459,722	4,644	464,366

Partners' capital (deficit), June 30, 2012	$(1,190,973)	$(355,720)	$(1,546,693)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2012	$(1,575,720)	$(224,449)	$(1,800,169)

Net income (loss)	534,479	5,399	539,878

Partners' capital (deficit), June 30, 2012	$(1,041,241)	$(219,050)	$(1,260,291)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2012	$(1,016,310)	$(357,486)	$(1,373,796)

Net income (loss)	221,549	2,238	223,787

Partners' capital (deficit), June 30, 2012	$(794,761)	$(355,248)	$(1,150,009)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2012	$(2,621,579)	$(368,548)	$(2,990,127)

Net income (loss)	(82,956)	(838)	(83,794)

Partners' capital (deficit), June 30, 2012	$(2,704,535)	$(369,386)	$(3,073,921)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2012	$(1,052,981)	$(239,986)	$(1,292,967)

Net income (loss)	24,873	251	25,124

Partners' capital (deficit), June 30, 2012	$(1,028,108)	$(239,735)	$(1,267,843)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2012	$(2,162,248)	$(404,930)	$(2,567,178)

Net income (loss)	(28,004)	(283)	(28,287)

Partners' capital (deficit), June 30, 2012	$(2,190,252)	$(405,213)	$(2,595,465)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2012	$(1,901,497)	$(429,674)	$(2,331,171)

Net income (loss)	(61,780)	(624)	(62,404)

Partners' capital (deficit), June 30, 2012	$(1,963,277)	$(430,298)	$(2,393,575)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2012	$(1,323,565)	$(241,430)	$(1,564,995)

Net income (loss)	(35,818)	(362)	(36,180)

Partners' capital (deficit), June 30, 2012	$(1,359,383)	$(241,792)	$(1,601,175)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2012	$(2,992,453)	$(333,651)	$(3,326,104)

Net income (loss)	(71,014)	(717)	(71,731)

Partners' capital (deficit), June 30, 2012	$(3,063,467)	$(334,368)	$(3,397,835)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2012	$(1,424,232)	$(299,260)	$(1,723,492)

Net income (loss)	(60,928)	(615)	(61,543)

Partners' capital (deficit), June 30, 2012	$(1,485,160)	$(299,875)	$(1,785,035)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2012	$(1,644,562)	$(197,080)	$(1,841,642)

Net income (loss)	(17,724)	(179)	(17,903)

Partners' capital (deficit), June 30, 2012	$(1,662,286)	$(197,259)	$(1,859,545)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2012	$(1,365,584)	$(231,535)	$(1,597,119)

Net income (loss)	(33,899)	(342)	(34,241)

Partners' capital (deficit), June 30, 2012	$(1,399,483)	$(231,877)	$(1,631,360)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2012	$(1,003,220)	$(230,623)	$(1,233,843)

Net income (loss)	(61,442)	(621)	(62,063)

Partners' capital (deficit), June 30, 2012	$(1,064,662)	$(231,244)	$(1,295,906)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2012	$(807,409)	$(206,582)	$(1,013,991)

Net income (loss)	(74,928)	(757)	(75,685)

Partners' capital (deficit), June 30, 2012	$(882,337)	$(207,339)	$(1,089,676)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2012	$(1,772,130)	$(245,116)	$(2,017,246)

Net income (loss)	(107,670)	(1,088)	(108,758)

Partners' capital (deficit), June 30, 2012	$(1,879,800)	$(246,204)	$(2,126,004)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2012	$(1,078,882)	$(262,584)	$(1,341,466)

Net income (loss)	(186,602)	(1,885)	(188,487)

Partners' capital (deficit), June 30, 2012	$(1,265,484)	$(264,469)	$(1,529,953)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2012	$825,189	$(235,037)	$590,152

Net income (loss)	(67,439)	(681)	(68,120)

Partners' capital (deficit), June 30, 2012	$757,750	$(235,718)	$522,032

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2012	$2,882,332	$(295,655)	$2,586,677

Net income (loss)	(123,919)	(1,252)	(125,171)

Partners' capital (deficit), June 30, 2012	$2,758,413	$(296,907)	$2,461,506

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2012	$3,064,367	$(208,894)	$2,855,473

Net income (loss)	(212,165)	(2,143)	(214,308)

Partners' capital (deficit), June 30, 2012	$2,852,202	$(211,037)	$2,641,165

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2012	$8,038,748	$(276,035)	$7,762,713

Net income (loss)	(281,362)	(2,842)	(284,204)

Partners' capital (deficit), June 30, 2012	$7,757,386	$(278,877)	$7,478,509

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2012	$8,636,551	$(178,159)	$8,458,392

Net income (loss)	(204,856)	(2,069)	(206,925)

Partners' capital (deficit), June 30, 2012	$8,431,695	$(180,228)	$8,251,467

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(497,217)	$(1,836,463)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	158,451	244,134
Distributions from Operating Partnerships	109,083	196,444
Share of (Income) Loss from Operating Partnerships	(569,534)	267,908
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	23,501
Increase in other assets	(28,964)	(66,751)
Increase in accounts payable affiliates	1,480,720	1,576,944

Net cash (used in) provided by operating activities	647,539	405,717

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,263,136	929,787

Net cash provided by investing activities	1,263,136	929,787

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,910,675	1,335,504

Cash and cash equivalents, beginning	7,526,780	7,926,372

Cash and cash equivalents, ending	$9,437,455	$9,261,876

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(31,160)	$(1,724)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(55,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Increase in other assets	-	-
Increase in accounts payable affiliates	26,817	49,590

Net cash (used in) provided by operating activities	(4,343)	(2,134)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	55,000

Net cash provided by investing activities	-	55,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,343)	52,866

Cash and cash equivalents, beginning	479,690	245,496

Cash and cash equivalents, ending	$475,347	$298,362

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2012	2011

Cash flows from operating activities:
Net income (loss)	$(20,759)	$(37,253)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	-
Increase in other assets	-	-
Increase in accounts payable affiliates	16,770	31,500

Net cash (used in) provided by operating activities	(13,989)	(5,753)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,989)	(5,753)

Cash and cash equivalents, beginning	244,322	338,841

Cash and cash equivalents, ending	$230,333	$333,088

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement
Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(31,833)	$(41,718)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	37,717	49,032

Net cash (used in) provided by operating activities	5,884	7,314

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,884	7,314

Cash and cash equivalents, beginning	156,063	344,376

Cash and cash equivalents, ending	$161,947	$351,690

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2012	2011

Cash flows from operating activities:

Net income (loss)	$40,051	$(54,171)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	32,694	40,497

Net cash (used in) provided by operating activities	72,745	(13,674)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	72,745	(13,674)

Cash and cash equivalents, beginning	114,217	325,579

Cash and cash equivalents, ending	$186,962	$311,905

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(4,684)	$(46,682)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(27,680)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	(678)
Increase in other assets	(4,536)	-
Increase in accounts payable affiliates	34,815	44,475

Net cash (used in) provided by operating activities	2,915	(2,885)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	27,680	-

Net cash provided by investing activities	27,680	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,595	(2,885)

Cash and cash equivalents, beginning	278,922	200,227

Cash and cash equivalents, ending	$309,517	$197,342

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2012	2011

Cash flows from operating activities:

Net income (loss)	$27,817	$896,187
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(48,325)	(874,787)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Increase in other assets	-	-
Increase in accounts payable affiliates	22,464	38,656

Net cash (used in) provided by operating activities	1,956	65,056

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	48,325	874,787

Net cash provided by investing activities	48,325	874,787

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,281	939,843

Cash and cash equivalents, beginning	492,120	562,226

Cash and cash equivalents, ending	$542,401	$1,502,069

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2012	2011

Cash flows from operating activities:

Net income (loss)	$464,366	$(88,813)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(538,243)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(30,000)
Increase in other assets	-	-
Increase in accounts payable affiliates	80,289	85,104

Net cash (used in) provided by operating activities	6,412	(33,709)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	538,243	-

Net cash provided by investing activities	538,243	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	544,655	(33,709)

Cash and cash equivalents, beginning	563,940	476,868

Cash and cash equivalents, ending	$1,108,595	$443,159

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2012	2011

Cash flows from operating activities:

Net income (loss)	$539,878	$(39,801)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	16,347	16,348
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(575,945)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(10,000)
Increase in other assets	-	-
Increase in accounts payable affiliates	58,428	58,428

Net cash (used in) provided by operating activities	38,708	24,975

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	575,945	-

Net cash provided by investing activities	575,945	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	614,653	24,975

Cash and cash equivalents, beginning	312,310	550,614

Cash and cash equivalents, ending	$926,963	$575,589

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2012	2011

Cash flows from operating activities:

Net income (loss)	$223,787	$6,729
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	77,817	83,529

Net cash (used in) provided by operating activities	301,604	90,258

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	301,604	90,258

Cash and cash equivalents, beginning	329,156	259,714

Cash and cash equivalents, ending	$630,760	$349,972

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(83,794)	$(45,671)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	82,851	82,851

Net cash (used in) provided by operating activities	(943)	37,180

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(943)	37,180

Cash and cash equivalents, beginning	246,671	214,315

Cash and cash equivalents, ending	$245,728	$251,495

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2012	2011

Cash flows from operating activities:

Net income (loss)	$25,124	$(49,321)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(72,943)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(10,000)
Increase in other assets	-	-
Increase in accounts payable affiliates	43,536	43,536

Net cash (used in) provided by operating activities	(4,283)	(15,785)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	72,943	-

Net cash provided by investing activities	72,943	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	68,660	(15,785)

Cash and cash equivalents, beginning	304,531	421,530

Cash and cash equivalents, ending	$373,191	$405,745

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(28,287)	$(84,116)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	91,038	91,038

Net cash (used in) provided by operating activities	62,751	6,922

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	62,751	6,922

Cash and cash equivalents, beginning	185,230	181,199

Cash and cash equivalents, ending	$247,981	$188,121

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(62,404)	$(97,484)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	21,486
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	70,857	70,857

Net cash (used in) provided by operating activities	8,453	(5,141)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,453	(5,141)

Cash and cash equivalents, beginning	429,921	495,360

Cash and cash equivalents, ending	$438,374	$490,219

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(36,180)	$(41,730)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	30,852	34,005

Net cash (used in) provided by operating activities	(5,328)	(7,725)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,328)	(7,725)

Cash and cash equivalents, beginning	277,132	240,231

Cash and cash equivalents, ending	$271,804	$232,506

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(71,731)	$(71,098)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	(66,751)
Increase in accounts payable affiliates	76,161	76,232

Net cash (used in) provided by operating activities	4,430	(61,617)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,430	(61,617)

Cash and cash equivalents, beginning	14,637	64,486

Cash and cash equivalents, ending	$19,067	$2,869

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(61,543)	$(133,350)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	62,815
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	57,090	57,090

Net cash (used in) provided by operating activities	(4,453)	(13,445)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,453)	(13,445)

Cash and cash equivalents, beginning	118,570	116,848

Cash and cash equivalents, ending	$114,117	$103,403

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(17,903)	$(53,601)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	-	21,171
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	40,149	40,149

Net cash (used in) provided by operating activities	22,246	11,377

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,246	11,377

Cash and cash equivalents, beginning	159,780	133,266

Cash and cash equivalents, ending	$182,026	$144,643

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(34,241)	$12,073
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	-	(49,296)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	16,975	17,651

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,975	17,651

Cash and cash equivalents, beginning	378,738	346,391

Cash and cash equivalents, ending	$395,713	$364,042

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(62,063)	$(99,670)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	5,260	45,718
Share of (Income) Loss from Operating Partnerships	24,773	62,206
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	41,100	41,100

Net cash (used in) provided by operating activities	9,070	49,354

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,070	49,354

Cash and cash equivalents, beginning	224,156	235,617

Cash and cash equivalents, ending	$233,226	$284,971

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(75,685)	$(85,485)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	5,260	15,288
Share of (Income) Loss from Operating Partnerships	52,568	51,689
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	34,200	34,200

Net cash (used in) provided by operating activities	16,343	15,692

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,343	15,692

Cash and cash equivalents, beginning	182,356	187,805

Cash and cash equivalents, ending	$198,699	$203,497

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(108,758)	$(184,414)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	63,144	127,592
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	50,004	50,004

	-	-
Net cash (used in) provided by operating activities	4,390	(6,818)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,390	(6,818)

Cash and cash equivalents, beginning	81,751	109,745

Cash and cash equivalents, ending	$86,141	$102,927

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(188,487)	$(239,247)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	28,326	38,204
Distributions from Operating Partnerships	1,963	10,376
Share of (Income) Loss from Operating Partnerships	104,338	143,131
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	59,517	59,517

Net cash (used in) provided by operating activities	5,657	11,981

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,657	11,981

Cash and cash equivalents, beginning	194,350	215,834

Cash and cash equivalents, ending	$200,007	$227,815

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(68,120)	$(47,266)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,290	17,929
Distributions from Operating Partnerships	21,751	34,304
Share of (Income) Loss from Operating Partnerships	(3,835)	(14,510)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	62,445	62,445

Net cash (used in) provided by operating activities	29,531	52,902

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,531	52,902

Cash and cash equivalents, beginning	341,295	311,423

Cash and cash equivalents, ending	$370,826	$364,325

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(125,171)	$(202,056)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	16,698	24,729
Distributions from Operating Partnerships	32,866	62,134
Share of (Income) Loss from Operating Partnerships	39,032	115,156
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	52,889
Increase in other assets	(10,991)	-
Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	29,129	129,547

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,129	129,547

Cash and cash equivalents, beginning	226,214	234,982

Cash and cash equivalents, ending	$255,343	$364,529

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(214,308)	$(345,066)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	70,700	70,700
Distributions from Operating Partnerships	9,000	-
Share of (Income) Loss from Operating Partnerships	81,526	237,315
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	(13,437)	-
Increase in accounts payable affiliates	71,175	71,175

Net cash (used in) provided by operating activities	4,656	34,124

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,656	34,124

Cash and cash equivalents, beginning	423,458	395,938

Cash and cash equivalents, ending	$428,114	$430,062

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(284,204)	$(395,019)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	4,454	68,273
Distributions from Operating Partnerships	22,214	19,879
Share of (Income) Loss from Operating Partnerships	192,874	231,049
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
Increase in accounts payable affiliates	91,641	91,641

Net cash (used in) provided by operating activities	26,979	15,823

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,979	15,823

Cash and cash equivalents, beginning	462,109	425,893

Cash and cash equivalents, ending	$489,088	$441,716

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(206,925)	$(266,696)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	4,636	7,951
Distributions from Operating Partnerships	10,769	1,429
Share of (Income) Loss from Operating Partnerships	139,182	187,891
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	11,290
Increase in other assets	-	-
Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	10,044	4,247

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,044	4,247

Cash and cash equivalents, beginning	305,141	291,568

Cash and cash equivalents, ending	$315,185	$295,815

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2012
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
June 30, 2012
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2012 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2012 and 2011, an impairment loss of $1,595,113 and $1,764,564, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-5 years.

Accumulated amortization of acquisition costs by Series as of June 30, 2012 and 2011, are as follows:

	2012	2011
Series 27	$ 212,523	$ 147,132
Series 41	28,326	260,716
Series 42	17,290	117,313
Series 43	16,698	254,581
Series 44	919,099	636,299
Series 45	4,454	341,365
Series 46	4,636	50,847
	$1,203,026	$1,808,253

The annual amortization for deferred acquisition costs for the years ending June 30, 2013, 2014, 2015, 2016 and 2017 is estimated to be $617,458, $540,089, $455,111, $455,111, and $341,333, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2012 and 2011, are as follows:
	2012	2011
Series 20	$ 26,817	$ 49,590
Series 21	16,770	31,500
Series 22	37,717	49,032
Series 23	32,694	40,497
Series 24	34,815	44,475
Series 25	22,464	38,656
Series 26	80,289	85,104
Series 27	58,428	58,428
Series 28	77,817	83,529
Series 29	82,851	82,851
Series 30	43,536	43,536
Series 31	91,038	91,038
Series 32	70,857	70,857
Series 33	30,852	34,005
Series 34	73,299	73,299
Series 35	57,090	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,477,858	$1,574,011

There were no fund management fees paid for the three months ended June 30, 2012 and 2011.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2012 and 2011, the Fund has limited partnership interests in 442 and 464 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2012 and 2011 are as follows:
	2012	2011
Series 20	12	16
Series 21	6	9
Series 22	20	22
Series 23	15	16
Series 24	16	20
Series 25	11	14
Series 26	39	40
Series 27	15	15
Series 28	24	26
Series 29	21	21
Series 30	17	17
Series 31	26	26
Series 32	15	15
Series 33	8	9
Series 34	14	14
Series 35	11	11
Series 36	11	11
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	21	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	442	464

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2012 and 2011, are as follows:
	2012	2011
Series 22	$ 9,352	$ 9,352
Series 24	9,999	9,999
Series 25	-	10,001
Series 26	14,490	14,490
Series 27	10,020	10,020
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	121,112	121,112
Series 44	254,640	254,640
Series 45	16,724	16,724
	$1,135,980	$1,145,981

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2012 the Fund disposed of three Operating Partnerships. The Fund also received additional proceeds from six operating limited partnerships that were disposed of in the prior year of $1,263,136. The payment of the additional proceeds were contingent upon several factors including timely completion of a minor rehabilitation at the property. A summary of the dispositions by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 24	2	-	27,680	27,680
Series 25	-	-	48,325	48,325
Series 26	-	-	538,243	538,243
Series 27	-	-	575,945	575,945
Series 30	-	-	72,943	72,943
Series 42	1	-	-	-

Total	3	-	$1,263,136	$1,263,136

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

The gain described above is for financial statement purposes only. There are significant differences between the equity method of accounting and the tax reporting of income and losses from Operating Partnership investments. The largest difference is the ability, for tax purposes, to deduct losses in excess of the Fund's investment in the Operating Partnership. As a result, the amount of gain recognized for tax purposes may be significantly higher than the gain recorded in the financial statements.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2012.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2012	2011

Revenues
Rental	$ 35,357,571	$ 37,763,975
Interest and other	1,051,584	1,454,876
	36,409,155	39,218,851

Expenses
Interest	7,297,759	8,102,888
Depreciation and amortization	10,463,735	11,107,617
Operating expenses	23,269,874	24,704,832
	41,031,368	43,915,337

NET INCOME (LOSS)	$ (4,622,213)	$ (4,696,486)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,575,990)	$ (4,649,519)

Net income (loss) allocated to other Partners	$ (46,223)	$ (46,967)

* Amounts include $(3,882,388) and $(3,451,824) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2012	2011
Revenues
Rental	$ 671,891	$ 1,483,471
Interest and other	18,476	79,432
	690,367	1,562,903

Expenses
Interest	105,536	269,238
Depreciation and amortization	171,357	333,848
Operating expenses	464,721	1,039,845
	741,614	1,642,931

NET INCOME (LOSS)	$ (51,247)	$ (80,028)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (50,735)	$ (79,228)

Net income (loss) allocated to other Partners	$ (512)	$ (800)

* Amounts include $(50,735) and $(79,228) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2012	2011
Revenues
Rental	$ 477,583	$ 666,970
Interest and other	8,792	49,695
	486,375	716,665

Expenses
Interest	157,053	169,438
Depreciation and amortization	96,439	140,769
Operating expenses	301,588	400,547
	555,080	710,754

NET INCOME (LOSS)	$ (68,705)	$ 5,911

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (68,018)	$ 5,852

Net income (loss) allocated to other Partners	$ (687)	$ 59

* Amounts include $(68,018) and $5,852 for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2012	2011
Revenues
Rental	$ 866,753	$ 1,200,166
Interest and other	22,798	68,321
	889,551	1,268,487

Expenses
Interest	132,424	205,651
Depreciation and amortization	275,593	342,975
Operating expenses	556,283	955,890
	964,300	1,504,516

NET INCOME (LOSS)	$ (74,749)	$ (236,029)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (74,002)	$ (233,669)

Net income (loss) allocated to other Partners	$ (747)	$ (2,360)

* Amounts include $(74,002) and $(233,669) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2012	2011
Revenues
Rental	$ 934,703	$ 1,178,054
Interest and other	30,991	59,220
	965,694	1,237,274

Expenses
Interest	146,930	227,009
Depreciation and amortization	213,075	283,152
Operating expenses	675,396	832,689
	1,035,401	1,342,850

NET INCOME (LOSS)	$ (69,707)	$ (105,576)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (69,009)	$ (104,519)

Net income (loss) allocated to other Partners	$ (698)	$ (1,057)

* Amounts include $(69,009) and $(104,519) for 2012 and 2011, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2012	2011
Revenues
Rental	$ 709,150	$ 1,298,083
Interest and other	21,225	42,775
	730,375	1,340,858

Expenses
Interest	112,882	266,673
Depreciation and amortization	171,016	353,934
Operating expenses	499,660	789,365
	783,558	1,409,972

NET INCOME (LOSS)	$ (53,183)	$ (69,114)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (52,651)	$ (68,423)

Net income (loss) allocated to other Partners	$ (532)	$ (691)

* Amounts include $(52,651) and $(68,423) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2012	2011
Revenues
Rental	$ 625,517	$ 1,386,748
Interest and other	12,739	36,594
	638,256	1,423,342

Expenses
Interest	108,342	261,625
Depreciation and amortization	140,311	348,439
Operating expenses	415,535	786,282
	664,188	1,396,346

NET INCOME (LOSS)	$ (25,932)	$ 26,996

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (25,673)	$ 26,726

Net income (loss) allocated to other Partners	$ (259)	$ 270

* Amounts include $(25,673) and $26,726 for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2012	2011
Revenues
Rental	$ 2,132,464	$ 2,074,879
Interest and other	86,164	77,488
	2,218,628	2,152,367

Expenses
Interest	378,191	394,578
Depreciation and amortization	534,679	551,425
Operating expenses	1,562,236	1,516,694
	2,475,106	2,462,697

NET INCOME (LOSS)	$ (256,478)	$ (310,330)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (253,913)	$ (307,227)

Net income (loss) allocated to other Partners	$ (2,565)	$ (3,103)

* Amounts include $(253,913) and $(307,227) for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2012	2011
Revenues
Rental	$ 1,386,038	$ 1,367,636
Interest and other	18,198	17,162
	1,404,236	1,384,798

Expenses
Interest	326,859	336,597
Depreciation and amortization	333,498	332,176
Operating expenses	784,124	789,304
	1,444,481	1,458,077

NET INCOME (LOSS)	$ (40,245)	$ (73,279)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (39,843)	$ (72,546)

Net income (loss) allocated to other Partners	$ (402)	$ (733)

* Amounts include $(39,843) and $(72,546) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2012	2011
Revenues
Rental	$ 1,840,175	$ 1,857,418
Interest and other	40,229	34,932
	1,880,404	1,892,350

Expenses
Interest	325,514	372,118
Depreciation and amortization	501,463	522,723
Operating expenses	1,219,404	1,203,819
	2,046,381	2,098,660

NET INCOME (LOSS)	$ (165,977)	$ (206,310)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (164,317)	$ (204,247)

Net income (loss) allocated to other Partners	$ (1,660)	$ (2,063)

* Amounts include $(164,317) and $(204,247) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2012	2011
Revenues
Rental	$ 1,884,898	$ 1,900,691
Interest and other	43,994	98,140
	1,928,892	1,998,831

Expenses
Interest	340,998	355,237
Depreciation and amortization	608,805	594,590
Operating expenses	1,170,900	1,289,757
	2,120,703	2,239,584

NET INCOME (LOSS)	$ (191,811)	$ (240,753)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (189,893)	$ (238,345)

Net income (loss) allocated to other Partners	$ (1,918)	$ (2,408)

* Amounts include $(189,893) and $(238,345) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2012	2011
Revenues
Rental	$ 1,215,485	$ 1,217,201
Interest and other	18,196	20,204
	1,233,681	1,237,405

Expenses
Interest	192,535	200,341
Depreciation and amortization	253,602	297,689
Operating expenses	977,077	919,408
	1,423,214	1,417,438

NET INCOME (LOSS)	$ (189,533)	$ (180,033)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (187,638)	$ (178,233)

Net income (loss) allocated to other Partners	$ (1,895)	$ (1,800)

* Amounts include $(187,638) and $(178,233) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2012	2011
Revenues
Rental	$ 2,695,740	$ 2,662,643
Interest and other	90,806	90,349
	2,786,546	2,752,992

Expenses
Interest	477,701	448,884
Depreciation and amortization	785,072	745,936
Operating expenses	1,770,420	1,744,830
	3,033,193	2,939,650

NET INCOME (LOSS)	$ (246,647)	$ (186,658)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (244,181)	$ (184,791)

Net income (loss) allocated to other Partners	$ (2,466)	$ (1,867)

* Amounts include $(244,181) and $(184,791) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2012	2011
Revenues
Rental	$ 1,465,835	$ 1,432,038
Interest and other	47,751	77,903
	1,513,586	1,509,941

Expenses
Interest	310,091	315,843
Depreciation and amortization	516,648	547,892
Operating expenses	985,303	929,441
	1,812,042	1,793,176

NET INCOME (LOSS)	$ (298,456)	$ (283,235)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (295,471)	$ (280,403)

Net income (loss) allocated to other Partners	$ (2,985)	$ (2,832)

* Amounts include $(295,471) and $(258,917) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2012	2011
Revenues
Rental	$ 672,850	$ 724,053
Interest and other	24,043	22,542
	696,893	746,595

Expenses
Interest	171,320	186,311
Depreciation and amortization	224,779	250,428
Operating expenses	417,017	472,535
	813,116	909,274

NET INCOME (LOSS)	$ (116,223)	$ (162,679)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (115,061)	$ (161,052)

Net income (loss) allocated to other Partners	$ (1,162)	$ (1,627)

* Amounts include $(115,061) and $(161,052) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 34
	2012	2011
Revenues
Rental	$ 1,529,406	$ 1,581,332
Interest and other	49,985	73,976
	1,579,391	1,655,308

Expenses
Interest	300,404	334,602
Depreciation and amortization	578,645	621,318
Operating expenses	1,098,933	1,105,243
	1,977,982	2,061,163

NET INCOME (LOSS)	$ (398,591)	$ (405,855)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (394,605)	$ (401,796)

Net income (loss) allocated to other Partners	$ (3,986)	$ (4,059)

* Amounts include $(394,605) and $(401,796) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 35
	2012	2011
Revenues
Rental	$ 1,227,675	$ 1,176,983
Interest and other	37,865	47,514
	1,265,540	1,224,497

Expenses
Interest	258,974	248,268
Depreciation and amortization	416,954	420,462
Operating expenses	805,320	817,875
	1,481,248	1,486,605

NET INCOME (LOSS)	$ (215,708)	$ (262,108)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (213,551)	$ (259,487)

Net income (loss) allocated to other Partners	$ (2,157)	$ (2,621)

* Amounts include $(213,551) and $(196,672) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2012	2011
Revenues
Rental	$ 898,899	$ 865,956
Interest and other	17,038	19,916
	915,937	885,872

Expenses
Interest	216,108	179,310
Depreciation and amortization	235,574	241,543
Operating expenses	547,895	514,370
	999,577	935,223

NET INCOME (LOSS)	$ (83,640)	$ (49,351)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (82,804)	$ (48,857)

Net income (loss) allocated to other Partners	$ (836)	$ (494)

* Amounts include $(82,804) and $(27,686) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2012	2011
Revenues
Rental	$ 1,075,612	$ 1,139,453
Interest and other	25,048	34,176
	1,100,660	1,173,629

Expenses
Interest	190,142	166,811
Depreciation and amortization	398,952	399,077
Operating expenses	879,734	804,454
	1,468,828	1,370,342

NET INCOME (LOSS)	$ (368,168)	$ (196,713)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (364,486)	$ (194,746)

Net income (loss) allocated to other Partners	$ (3,682)	$ (1,967)

* Amounts include $(364,486) and $(244,042) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2012	2011
Revenues
Rental	$ 884,576	$ 858,183
Interest and other	28,785	35,095
	913,361	893,278

Expenses
Interest	194,411	193,424
Depreciation and amortization	258,984	269,432
Operating expenses	551,258	553,150
	1,004,653	1,016,006

NET INCOME (LOSS)	$ (91,292)	$ (122,728)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (90,379)	$ (121,501)

Net income (loss) allocated to other Partners	$ (913)	$ (1,227)

* Amounts include $(65,606) and $(59,295) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2012	2011
Revenues
Rental	$ 623,814	$ 629,600
Interest and other	34,892	35,167
	658,706	664,767

Expenses
Interest	126,343	128,193
Depreciation and amortization	237,028	229,619
Operating expenses	479,214	478,734
	842,585	836,546

NET INCOME (LOSS)	$ (183,879)	$ (171,779)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (182,040)	$ (170,061)

Net income (loss) allocated to other Partners	$ (1,839)	$ (1,718)

* Amounts include $(129,472) and $(118,372) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2012	2011
Revenues
Rental	$ 1,223,024	$ 1,032,980
Interest and other	26,656	32,591
	1,249,680	1,065,571

Expenses
Interest	236,331	230,528
Depreciation and amortization	335,702	328,104
Operating expenses	807,429	655,670
	1,379,462	1,214,302

NET INCOME (LOSS)	$ (129,782)	$ (148,731)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (128,484)	$ (147,244)

Net income (loss) allocated to other Partners	$ (1,298)	$ (1,487)

* Amounts include $(65,340) and $(19,652) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2012	2011
Revenues
Rental	$ 1,387,523	$ 1,301,851
Interest and other	36,868	43,348
	1,424,391	1,345,199

Expenses
Interest	306,433	371,719
Depreciation and amortization	554,592	372,880
Operating expenses	768,661	765,852
	1,629,686	1,510,451

NET INCOME (LOSS)	$ (205,295)	$ (165,252)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (203,242)	$ (163,599)

Net income (loss) allocated to other Partners	$ (2,053)	$ (1,653)

* Amounts include $(98,904) and $(20,468) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2012	2011
Revenues
Rental	$ 1,513,307	$ 1,516,622
Interest and other	60,165	46,259
	1,573,472	1,562,881

Expenses
Interest	335,210	363,196
Depreciation and amortization	429,751	410,004
Operating expenses	897,403	858,444
	1,662,364	1,631,644

NET INCOME (LOSS)	$ (88,892)	$ (68,763)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (88,003)	$ (68,075)

Net income (loss) allocated to other Partners	$ (889)	$ (688)

* Amounts include $(91,838) and $(82,585) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2012	2011
Revenues
Rental	$ 1,822,149	$ 1,673,235
Interest and other	48,761	57,851
	1,870,910	1,731,086

Expenses
Interest	358,145	377,004
Depreciation and amortization	571,057	516,388
Operating expenses	1,088,352	1,059,501
	2,017,554	1,952,893

NET INCOME (LOSS)	$ (146,644)	$ (221,807)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (145,178)	$ (219,589)

Net income (loss) allocated to other Partners	$ (1,466)	$ (2,218)

* Amounts include $(106,146) and $(104,433) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2012	2011
Revenues
Rental	$ 1,774,948	$ 1,859,559
Interest and other	66,888	69,978
	1,841,836	1,929,537

Expenses
Interest	615,518	566,005
Depreciation and amortization	587,579	600,486
Operating expenses	1,064,700	1,107,738
	2,267,797	2,274,229

NET INCOME (LOSS)	$ (425,961)	$ (344,692)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (421,701)	$ (341,245)

Net income (loss) allocated to other Partners	$ (4,260)	$ (3,447)

* Amounts include $(340,175) and $(103,930) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2012	2011
Revenues
Rental	$ 2,472,015	$ 2,344,166
Interest and other	86,233	131,082
	2,558,248	2,475,248

Expenses
Interest	562,129	576,214
Depreciation and amortization	700,739	717,340
Operating expenses	1,590,259	1,429,495
	2,853,127	2,723,049

NET INCOME (LOSS)	$ (294,879)	$ (247,801)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (291,930)	$ (245,323)

Net income (loss) allocated to other Partners	$ (2,949)	$ (2,478)

* Amounts include $(99,056) and $(14,274) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
June 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2012	2011
Revenues
Rental	$ 1,345,541	$ 1,334,004
Interest and other	47,998	53,166
	1,393,539	1,387,170

Expenses
Interest	311,235	358,071
Depreciation and amortization	331,841	334,988
Operating expenses	891,052	883,900
	1,534,128	1,576,959

NET INCOME (LOSS)	$ (140,589)	$ (189,789)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (139,182)	$ (187,891)

Net income (loss) allocated to other Partners	$ (1,407)	$ (1,898)

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2012

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest, or a portion of the interest, in nine Operating Partnerships. The estimated disposition price and other terms for the dispositions of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships are $279,398, the estimated gain on the sale of the Operating Partnerships is $211,625, and the dispositions are expected to be recognized in the second and third quarters of fiscal year 2013.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2012 were $1,477,858 and total fund management fees accrued as of June 30, 2012 were $54,415,039. During the three months ended June 30, 2012, no accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2012, an affiliate of the general partner of the Fund advanced a total of $1,431,471 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2012, $2,862 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2012, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	2,862	107,844
Series 36	-	129,612
Series 39	-	220,455
Series 40	-	337,528
Series 41	-	359,757
Series 42	-	221,615
	$ 2,862	$1,431,471

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2012.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 12 of the Operating Partnerships and 12 remain.

Prior to the quarter ended June 30, 2012, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 8 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2012, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2012, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 7 of the Operating Partnerships and 15 remain.

Prior to the quarter ended June 30, 2012, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 8 of the Operating Partnerships and 16 remain.

During the quarter ended June 30, 2012, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2012, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 6 of the Operating Partnerships and 39 remain.

During the quarter ended June 30, 2012, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of June 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 1 of the Operating Partnership and 15 remain.

During the quarter ended June 30, 2012, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of June 30, 2012. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 2 of the Operating Partnerships and 24 remain.

During the quarter ended June 30, 2012, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2012, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of June 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2012, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2012. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2012, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2012. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2012, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of June 30, 2012. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2012, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978.

Prior to the quarter ended June 30, 2012, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391.

Prior to the quarter ended June 30, 2012, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended June 30, 2012, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2012, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2012, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2012. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2012, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2012. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2012, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2012, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2012, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2012, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of June 30, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2012, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2012, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2012, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2012 and 2011, the Fund held limited partnership interests in 442 and 464 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2012, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 26,817	$ 1,883	$ 24,934
Series 21	16,770	-	16,770
Series 22	37,717	5,501	32,216
Series 23	32,694	10,750	21,944
Series 24	34,815	5,211	29,604
Series 25	22,464	5,767	16,697
Series 26	80,289	7,319	72,970
Series 27	58,428	21,250	37,178
Series 28	77,817	44,421	33,396
Series 29	82,851	40,810	42,041
Series 30	43,536	-	43,536
Series 31	91,038	61,236	29,802
Series 32	70,857	14,000	56,857
Series 33	30,852	-	30,852
Series 34	73,299	-	73,299
Series 35	57,090	-	57,090
Series 36	40,149	7,720	32,429
Series 37	51,216	10,518	40,698
Series 38	41,100	5,059	36,041
Series 39	34,200	7,200	27,000
Series 40	50,004	675	49,329
Series 41	59,517	8,022	51,495
Series 42	62,445	12,784	49,661
Series 43	76,695	11,800	64,895
Series 44	71,175	13,000	58,175
Series 45	91,641	9,748	81,893
Series 46	62,382	3,708	58,674
	$1,477,858	$308,382	$1,169,476

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 20 reflects a net loss from Operating Partnerships of $(51,247) and $(80,028), respectively, which includes depreciation and amortization of $171,357 and $333,848, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Northfield Apartments, LP (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continues to operate below breakeven through the second quarter of 2012 due to low occupancy, high operating expenses and insufficient rental rates. Although occupancy ended June 2012 at 90%, the average occupancy year to date remained low at 86%, consistent with 2011. According to management, despite the unemployment rate declining from 10.3% in July 2011 to 8.2% in June 2012, resident skips and evictions for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the recovering job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson market is saturated with newer affordable units at comparable rents. Consequently, rents have been adjusted downward to $120-$150 below the maximum allowable rates to remain competitive. The constant tenant turnover has resulted in increased maintenance costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through June 30, 2012; however, the operating general partner has not made a mortgage payment since the third quarter of 2010. The operating general partner had been pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. The operating general partner was unwilling to let this property go into foreclosure and has filed for Chapter 11 bankruptcy protection for the Operating Partnership. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that includes restructuring of the secured and non-insider unsecured debt. This case was still pending at the end of the second quarter of 2012. The 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, LP. Consequently, the aforementioned bankruptcy will not result in any risk of recapture costs for the investment limited partners. The investment general partner is also in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 21

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 21 reflects a net income (loss) from Operating Partnerships of $(68,705) and $5,911, respectively, which includes depreciation and amortization of $96,439 and $140,769, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% Low Income Housing Tax Credit property located in Winslow, Maine. The property operated below breakeven for the year 2011. Through the second quarter 2012, due to higher average occupancy and better collections, the property is operating above breakeven. Occupancy as of June 30, 2012, is 96%. However, the Maine State Housing Authority (MSHA) has called the loan on the property because of delinquent payments on taxes and insurance and is demanding immediate repayment of the entire $894,000 due on the note. The operating general partner is considering a bankruptcy filing. A buy-out of the investment general partner's interest in the Operating Partnership was also proposed, but when contacted by the investment general partner the MSHA denied the request. As an alternative to bankruptcy, the operating general partner is currently working to refinance its entire portfolio, consisting of 20 properties, and has pledged to use a part of the proceeds to pay off the debt owed to the MSHA. The investment general partner is monitoring the situation. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

In December 2011, the investment general partner transferred its interest in Pumphouse Crossing II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,050,124 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $36,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $59,000 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $59,000 as of December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2012 was 93%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 22

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 22 reflects a net loss from Operating Partnerships of $(74,749) and $(236,029), respectively, which includes depreciation and amortization of $275,593 and $342,975, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Despite average occupancy of 95% through the second quarter of 2012, the property continues to operate below breakeven. Annual debt service payments of $35,160 are roughly 32% of total income. The operating general partner covers deficits by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. Additionally, the operating general partner does not make the required annual replacement reserve deposit. During 2011, the operating general partner advanced funds to the Operating Partnership to cover a legal settlement of $10,000 with a contractor that worked on the original construction of the project. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of June 30, 2012 was 93%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. Despite much stronger occupancy and a 13% drop in expenses, the property operated below breakeven in 2011. The property continues to operate below breakeven through June 2012. Despite management's marketing efforts, the average occupancy dropped to 86% through the end of second quarter of 2012, and fell to 78% in June 2012. The property has been troubled with heavy move outs year to date caused by job loss, job relocations, new home purchases and resident deaths. Although traffic has been steady, management is struggling with many applicants disqualifying due to felony charges, negative rental history and over/under income levels. Management increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius, and by advertising weekly in the local and county newspapers and on Craig's List. Management also continued offering a temporary rental incentive of $105 off rent per month for the first year and a $200 resident referral fee for any resident who refers a new applicant that results in a new lease. Management implemented a rent increase of $10 per unit that was effective January 1, 2012, which has increased gross potential rent, by $3,840 annually. Management continues to evaluate the effects of the rent increase on occupancy and may still look to increase rents again in 2012. Real estate taxes were high due to the fact that the property pays both county and city taxes. The county rate is comparable to what other properties pay in the market; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Kimbark 1200 Associates, Limited Partnership (Kimbark 1200 Apartments) is a 48-unit property located in Longmont, Colorado. In 2011, the property operated below breakeven due to decreased average occupancy of 89%, insufficient rental rates, increased maintenance expenses, and high bad debt. Through June 2012, the property is operating above breakeven and average occupancy has improved to 96%. Maintenance and administrative expenses in 2012 have been well below 2011 figures. The investment general partner intends to continue to work with management and the operating general partner to ensure that occupancy remains high and expenses remain under control. The mortgage, taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Kimbark 1200 Associates, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the Investment Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Kimbark 1200 Associates, LP subsequent to June 30, 2012.

Series 23

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 23 reflects a net loss from Operating Partnerships of $(69,707) and $(105,576), respectively, which includes depreciation and amortization of $213,075 and $283,152, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. Through the second quarter of 2012, occupancy continued to be stable at 90% and the property operated below breakeven. The property also operated below breakeven in 2011. In addition, the replacement reserve has not been fully funded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. The reporting from the operating general partner has also been sporadic and the former management company was replaced on June 1, 2010 without the investment general partner's approval. On August 25, 2010, the lender filed a Summons and Complaint, which initiated the foreclosure process due to non-payment. The operating general partner and the lender came to an agreement in which payment was made in full on February 10, 2011. A site visit was conducted in the fourth quarter of 2011 that revealed several issues with regard to water infiltrating the brick/mortar throughout the building. A total of $28,300 was spent on roof repairs and repointing around the air conditioner sleeves in an attempt to stop the water infiltration. As this didn't address the issue, management intends to seal the brick exterior of the building in 2012, costing approximately $50,000. The investment general partner continues to request the 2012 budget in order to understand how these capital initiatives will be funded. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 100% in the second quarter of 2012, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

Kimbark 1200 Associates, Limited Partnership (Kimbark 1200 Apartments) is a 48-unit property located in Longmont, Colorado. In 2011, the property operated below breakeven due to decreased average occupancy of 89%, insufficient rental rates, increased maintenance expenses, and high bad debt. Through June 2012, the property is operating above breakeven and average occupancy has improved to 96%. Maintenance and administrative expenses in 2012 have been well below 2011 figures. The investment general partner intends to continue to work with management and the operating general partner to ensure that occupancy remains high and expenses remain under control. The mortgage, taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Kimbark 1200 Associates, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the Investment Partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Kimbark 1200 Associates, LP subsequent to June 30, 2012.

In July 2012, the investment general partner transferred its interest in Mathis Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $850,902 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Orange Grove Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,696 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 24

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 24 reflects a net loss from Operating Partnerships of $(53,183) and $(69,114), respectively, which includes depreciation and amortization of $171,016 and $353,934, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy continued to be weak and several tenants lost their jobs as a result.  The job losses contributed to the decreased occupancy which ultimately caused the operational losses suffered in 2011.  In addition, in the first quarter of 2012 the property experienced higher than average turnover due to a mass exodus of tenants that were temporarily housed at Park Meadows due to a fire in a nearby property.  Once the fire damaged property was rehabbed the relocated residents moved back, leaving several vacant units at Park Meadows. Occupancy in 2012 has averaged 86% with an increase in June to 95%. Management has increased their marketing efforts and expects to have the vacancy issues remedied in the next quarter. Operating expenses continue to be a challenge. A spike in administrative costs was driven by the expiration of the PILOT (Payment in lieu of taxes) Agreement. The operating general partner appealed the new property tax assessment and was successful in getting the assessed value lowered. This will insure that the property will not see a spike in real estate taxes in 2012. However, the legal costs required by the appeal increased the administrative expense total. The increased marketing efforts have also contributed to higher than budgeted administrative costs.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 88% in 2011, but has shown improvement in the second quarter of 2012, with occupancy at 97% in June 2012. Operating expenses through the second quarter of 2012 are running slightly lower than in the first quarter, primarily due to decreased utilities. However, the property continues to operate below breakeven for the year. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. The operating general partner funds a community resource center which provides services for the residents, and they are working with the City of Yonkers on a master plan for the neighborhood along with pushing for improved police coverage and sanitation services. They have a longstanding and ongoing commitment to the residents of southwest Yonkers where their housing programs and service offices are located. The operating general partner remains committed to the property and the neighborhood and has expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Elm Street Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19, Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. In 2011, average occupancy increased to 96% from 92% in the prior year and, as a result, the property operated above breakeven. Occupancy was 92% as of June 30, 2012. The improved occupancy is the result of a new community manager and a one-month rent concession. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Lake Apartments I, LP (Lake Apartments I) is a 24-unit property located in Fargo, ND. In 2011, the average occupancy was 93% and the property operated at breakeven, despite increased maintenance and administrative expenses relating to tenant turnover. In early 2010 management made the property pet friendly, opening the door to a new resident base, which had a positive effect on operations. At the close of the second quarter of 2012, the physical occupancy was 100% and the property was operating above breakeven. Management continues to remain diligent in reducing tenant turnover through aggressive marketing tactics, which include advertisements in the local newspaper and the Apartment Finder Magazine. Management states that market conditions have strengthened and leasing activities have increased. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments I LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lake Apartments I, LP subsequent to June 30, 2012.

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

Series 25

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 25 reflects a net income (loss) from Operating Partnerships of $(25,932) and $26,996, respectively, which includes depreciation and amortization of $140,311 and $348,439, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In May 2011, the investment general partner transferred its interest in Ohio Investors LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,167,881 and cash proceeds to the investment partnership of $7,071. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. The remaining proceeds of approximately $2,571 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,571 as of May 31, 2011.

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

In July 2011, the investment general partner transferred its interest in Smith House II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $938,798 and cash proceeds to the investment partnership of $4,500. Of the total proceeds received, $4,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No remaining proceeds were returned to cash reserves held by Series 25. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

Series 26

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 39 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 26 reflects a net loss from Operating Partnerships of $(256,478) and $(310,330), respectively, which includes depreciation and amortization of $534,679 and $551,425, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beauregard Apartments Partnership, a A.L.D.H.A. (New Hope Bailey Apartments) is a 40-unit rental housing project located in the city of DeRidder, Louisiana. In the second quarter of 2012 the property had low occupancy and below breakeven operations. In 2011, the property operated below breakeven with a cash flow deficit of ($26,940), and occupancy was 80% on average for the year. As of June 30, 2012, occupancy is 85% and operations remain below breakeven. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beauregard Apartments Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2011, average occupancy remained at 95% and the property operated above breakeven. Operating expenses increased in 2011 as a result of higher administrative and maintenance costs. Occupancy remained at 86% as of June 30, 2012. Maintenance costs were high in 2011 due to a storm in July that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received. The investment general partner continues to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2011, average occupancy was 93% and the property operated below breakeven. As of June 30, 2012, physical occupancy had improved to 96%, but the property continues to operate below breakeven. Maintenance costs were high due to a storm in July 2011 that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 92% in 2011. The improved occupancy helped operations, but the property continued to operate below breakeven for the year. Management stated the increase in 2011 operating costs was attributable to unit turnover. As of June 30, 2012, physical occupancy was 92%, with the property continuing to operate below breakeven. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. The property operated below breakeven in 2008 and 2009 due to a decrease in occupancy. This was primarily due to evictions of several problem tenants at the property that caused unit damages. In 2010, average occupancy increased to 93% and the property operated above breakeven due to higher revenues and lower maintenance expenses. In 2011, operations dropped below breakeven again due to high maintenance costs and a drop in occupancy. In order to improve occupancy at the property, management placed newspaper advertisements, contacted community agencies, and posted fliers in the community. During the first half of 2012, occupancy averaged 86%, but operations were above breakeven because of Rural Development approval that allowed the property to reimburse maintenance expenses with the replacement reserve account. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated with a cash flow deficit. Total operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. In 2011 the property operated below breakeven with a cash flow deficit of ($57,164). Occupancy remained at 75% on average for the year. As of June 30, 2012, the property is 77% occupied. The investment general partner intends to continue to monitor the property until operations stabilize. The mortgage, tax and insurance payments are current. The low-income housing tax credit compliance period expired on December 31, 2011.

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

In July 2012, the investment general partner transferred its interest in Edgewood Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $551,073 and cash proceeds to the investment partnership of $14,668. Of the total proceeds received, $5,668 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in The Willows to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,052,508 and cash proceeds to the investment partnership of $12,030. Of the total proceeds received, $3,030 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In August 2012, the investment general partner transferred its interest in Decro Nordhoff Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,846,531 and cash proceeds to the investment partnership of $2,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 27

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 27 reflects a net loss from Operating Partnerships of $(40,245) and $(73,279), respectively, which includes depreciation and amortization of $333,498 and $332,176, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Holly Heights, LP (Holly Heights Apartments) is a 30-unit property located in Storm Lake, Iowa. The property had occupancy of 97% as of June 30, 2012. Despite average occupancy of 93% in 2011 and expenses in line with state averages, the property has continued to incur small operating deficits due to low rental rates coupled with a high interest rate on the permanent mortgage. The property has historically suffered from high debt service payments as the interest rate on the mortgage is 9.19%. Refinancing is not feasible because of a high prepayment penalty. The mortgage matured on April 15, 2012 with a $444,794 balloon payment due at that time. The operating general partner presented the loan to various lenders in the hope of refinancing but the net operating income of the property could not support a loan large enough to take out the existing debt. The Operating Partnership continued to make monthly interest and principal payments on the loan in good faith after the April maturity date had passed with no formal extension from US Bank, the lender. However, US Bank did not issue any notices with regard to the maturity/default on the loan. In June 2012, the Operating Partnership obtained a three-month extension on the loan through August 30, 2012, with the intent to obtain another three-month extension through November 30, 2012. The management company, an affiliate of the operating general partner, is deferring all fees until operations improve. At this point, the operating general partner is not looking to refinance the current loan. He is instead focused on selling the property and using the proceeds to pay off the debt. At the end of the first quarter of 2012, the 2008-2010 real estate taxes in the amount of $46,641 remained unpaid. On June 21, 2012, US Bank paid the taxes in full. The investment general partner intends to continue to work with the operating general partner to resolve the mortgage loan issues. As of June 30, 2012, the insurance payments, real estate taxes and mortgage are all current. The low-income housing tax credit compliance period ends on December 31, 2012.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. The resulting increase in cash flow allowed the property to report slightly above breakeven operations in 2010. Overall, the property's performance declined significantly in 2011. A 26% increase in operating costs caused the property to operate at a deficit of ($30,889). Replacement reserves were fully funded in accordance with the Partnership Agreement. The increase in operating costs was due to a $6,000 increase in administrative expenses, a $15,000 increase in utility expenses, and a $20,000 increase in maintenance expenses. The property funded deficits through withdrawing from replacement reserves, withdrawing from tax and insurance escrow, and accruing asset management and partnership management fees. The mortgage and insurance are current through the second quarter of 2012, with occupancy ending at 100% as of June 30, 2012. The property is real estate tax exempt. Angelou operated slightly above breakeven through June 30, 2012. Accounts payable and accrued monthly expenses still remain high through the first 6 months of 2012. The investment general partner met with Winn Management in January of 2012 to review the 2012 operating budget and initiatives. Management implemented a 3% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The investment general partner is scheduled to be at the property during the third quarter of 2012 to perform a site visit and assess management operations. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2011, occupancy averaged 90% and the property operated below breakeven. Management remains diligent in marketing the property through on-line ads, fliers and billboards. As of June 30, 2012, physical occupancy was 100% and the property is operating slightly below breakeven. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the second quarter of 2012 at 73% occupied and 77% leased, the property continued to operate above breakeven due to favorable low floating-rate financing. The property continued to suffer from staffing shortages through the past year but has since hired a new manager, assistant manager and maintenance supervisor. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. The property has been subject to ongoing Fair Housing claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner's insurance carrier. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The end of compliance for Kiehl Partners, LP is December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property located in San Juan, Puerto Rico. The propery operated with below breakeven operations in 2011 brought on by insufficient rental rates and high debt service. The property continues to operate below breakeven through June 30, 2012 despite an average occupancy of 93% year-to-date. All taxes, insurance and mortgage payments are current. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

Series 28

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 28 reflects a net loss from Operating Partnerships of $(165,977) and $(206,310), respectively, which includes depreciation and amortization of $501,463 and $522,723, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. Occupancy averaged 88% in 2011, but ended the year at 81%. The decrease in occupancy was caused by the eviction of numerous problem tenants. Due to the property's history of vandalism and drug related activity, management tightened their tenant qualification standards. The stricter standards have reduced the drug activity and the police calls which have ultimately stabilized the community. Management has also widened the geographical outreach of their advertising into surrounding towns, which has increased leasing traffic but failed to significantly increase occupancy. Occupancy is averaging 87% in 2012 with June 2012 occupancy at 96%. Despite the relatively low occupancy, the property is operating above breakeven for the year. The mortgage, taxes, and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2009, the property averaged 74% occupancy and operated below breakeven. The investment general partner conducted a site visit in March 2010 to assess the physical condition of the property and to interview management. During the site visit, the investment general partner identified major deferred maintenance issues and fourteen vacant units that had not been turned over. In an effort to improve operations at the property, the investment general partner approved a management change which was finalized in April 2010. The new management company has a strong track record of managing properties in this region and they made an immediate positive impact on operations. The operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property. In total, the managing agent spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were rent ready. As a result of their efforts, occupancy improved to 98% as of December 31, 2010. Occupancy reached 100% in March 2011, then fluctuated in the summer months of 2011 due to the loss of Section 8 vouchers by several tenants, and ended the year at 98%. Management is working with the local Housing and Urban Development field office to obtain more vouchers should they become available. Management has also started advertising to attract new qualified tenants. In 2011 the property operated below breakeven with a cash flow deficit of ($22,025). This is an improvement over prior year. Occupancy increased from an average of 73% in 2010 to 90% in 2011, ending the year at 98%. As of June 30, 2012, the property is 98% occupied. Under new management, the property is better positioned to stabilize in 2012. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan went unheeded. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner has decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting. Sporadic occupancy reports show occupancy averaging 80% for 2010 and 2011, and the property operated with above breakeven operations. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matures in December 2012. It appears as though $3,000 is outstanding to make the mortgage current. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. The investment general partner has not received any occupancy or financial reporting for first or second quarter 2012. The property has a tax abatement which will expire in 2028. The low income housing tax credit compliance period expired on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. Throughout 2010, occupancy was 100%. Operating expenses were 15% above the state average for the investment general partner's portfolio, but the property still managed to generate cash flow for the year. In 2011, overall operating expenses increased further. Maintenance expenses were particularly high due to staircase replacements that were expensed during the year. The property was not reimbursed from the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated companies. Occupancy has averaged 100% through the second quarter of 2012 and due to a decrease in operating expenses the property is operating above breakeven. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit complex in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. Poor management brought about deferred maintenance, and problems with resident retention. In April 2010, the investment general partner approved an operating general partner transfer in an effort to improve operations. The incoming operating general partner has the experience, personnel, and systems in place needed to bolster occupancy, increase resident retention, and address five years of deferred maintenance. Management continues to focus on leasing and marketing, and requires that the site manager and supervisor submit a written rent-up plan for review by senior management. Occupancy increased in 2010 and 2011, to an average of 96% for both years. Through the second quarter of 2012, occupancy has averaged 94%, with current occupancy at 84% as of June 30, 2012. While operations have improved since the operating general partner transfer, the property continues to operate below breakeven due to high maintenance expenses as management continues to address five years of deferred maintenance at the property. The operating general partner states that they expect maintenance expenses to continue to decrease as the amount of deferred maintenance at the site has decreased. The investment general partner intends to continue to monitor occupancy and expenses at the site, and intends to continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2012.

Athens Partners, LP (Park Village Apartments) is an 80-unit family property located in Athens, TN. Through the second quarter of 2012, the property continued to operate above breakeven. Park Village ended the second quarter of 2012 with 95% physical occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms. No residents were displaced as a result of the wind damage and the repairs were completed to the property in November 2011. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Athens Partners, LP subsequent to June 30, 2012.

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

In July 2012, the investment general partner of Boston Capital Tax Credit Fund IV LP - Series 28 transferred its interest in Evangeline Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $929,592 and cash proceeds to the investment partnership of $32,200. Of the total proceeds received, $23,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2012, the investment general partner transferred its interest in Ashberry Manor, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $689,877 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $15,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the" RRN") with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment general partner transferred its interest.

Series 29

As of June 30, 2012 and 2011, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at June 30, 2012, of which 20 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 29 reflects a net loss from Operating Partnerships of $(191,811) and $(240,753), respectively, which includes depreciation and amortization of $608,805 and $594,590, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. The property operated below breakeven in 2011 primarily due to low occupancy. Collins Housing ended the second quarter of 2012 at 75% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued through the second quarter of 2012, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

Furthermore, during the first quarter of 2012 the property sustained fire damage, which occurred when a resident left their stove on and unattended. No one was injured but the fire spread through the attic and caused significant damage. All displaced residents temporarily relocated to live with family or moved into vacant units at the property. The cost to repair the damage will be approximately $345,000 and will be covered entirely by insurance proceeds. As of June 30, 2012 the demolition associated with the repairs had been completed. In May of 2012, the operating general partner submitted a tax credit application; the result of the application is expected to be determined in the third quarter of 2012. If tax credits are awarded, the building will be rebuilt at the time of rehabilitation. If not, the operating general partner will start rebuilding as soon as possible. All the units must be placed in service before December 31, 2014 to avoid recapture. The operating general partner does not anticipate having any difficultly meeting that deadline. The mortgage payments, taxes, insurance and accounts payable are all current. On December 12, 2012, the 15-year low income housing tax credit compliance period will expire with respect for The Meadows Apartments.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until October 6, 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to squash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This sent the case back to the Massachusetts court to correct the original judgment. On May 21, 2012, the Massachusetts court denied the operating general partner's motion for relief from judgment and amended the judgment previously entered. At the end of the second quarter of 2012, counsel for the investment general partner has been notified by counsel for the operating general partner that it intends to file an appeal of the May 21, 2012 ruling. On June 20, 2012, the Missouri court lifted its stay and authorized commencement of post-judgment discovery. Counsel for the investment general partner anticipates that it will take the deposition of the operating general partner in the third quarter of 2012. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the fourth quarter of 2011, the property was 91% occupied and was operating at breakeven. In the second quarter of 2012, occupancy continues to be strong at 88%, but the property is operating with slight deficit. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, LP (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. The property continued to operate below breakeven through the second quarter of 2012 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Although occupancy ended June 2012 at 94%, the average occupancy year to date remained low at 84%, compared to 91% in 2011. According to management, despite the unemployment rate declining from 10.3% in July 2011 to 8.2% in June 2012 resident skips and eviction for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the recovering job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson market is saturated with newer affordable units at comparable rents. Consequently, rents have been adjusted downward to $100 below the maximum allowable rates to remain competitive. The constant tenant turnover has resulted in increased maintenance costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns.

All mortgage and insurance payments are current as of June 30, 2012. To date, the 2011 real estate taxes, approximately $54,130 which were due on February 1, remain outstanding with interest accruing at 1% per month. In 2011, the lender advanced funds sufficient to pay the full tax bill. Note that the lender has communicated to the operating general partner that it may not be willing to fund 2011 taxes. The operating general partner, who is no longer under an operating deficit guaranty, has limited capacity to fund deficits. If the 2011 tax bill is not paid by August 27, 2012, a priority lien will be placed against the property and sold to a third party investor who can then charge the operating partnership an 18% interest rate on the unpaid tax amount. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP will expire on December 31, 2012. However, if the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $173,404 is equivalent to recapture and interest of $43 per 1,000 BACs.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. Through the fourth quarter of 2011, the property operated with an average physical occupancy of 87%. However, occupancy declined significantly during the fourth quarter. As of December 31, 2011, the property's physical occupancy was 72%. In December 2009, Forest Hill leased 20 units to residents that were displaced by a fire at a nearby senior property with HUD subsidized rents. As of the third quarter 2011, repairs had been completed on the damaged property and it was leasing again. Many of the residents that were relocated to Forest Hill in 2009 returned to their former property in late 2011, causing an occupancy issue at Forest Hill. Forest Hill continued to operate below breakeven in 2011 due in large part to the ongoing vacancy challenges. The management company, an affiliate of the operating general partner, appears focused on marketing initiatives to increase applicant traffic and occupancy. Physical occupancy has improved to 93% as of June 30, 2012. Due to increased expenses associated with advertising and marketing, as well as increased maintenance costs, the property continues to operate below breakeven through the second quarter of 2012. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the second quarter of 2012 at 73% occupied and 77% leased, the property continued to operate above breakeven due to favorable low floating-rate financing. The property continued to suffer from staffing shortages through the past year but has since hired a new manager, assistant manager and maintenance supervisor. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. The property has been subject to ongoing Fair Housing claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner's insurance carrier. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The end of compliance for Kiehl Partners, LP is December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit development located in Welsh, Louisiana. Occupancy averaged 85% and 74% in 2009 and 2010, respectively. In 2011, occupancy decreased further to average 68% for the year. However, in the fourth quarter, occupancy started to stabilize and reached 80% by year-end 2011. As of June 30, 2012, occupancy is 68%. The property operated with a cash deficit in both 2010 and 2011 due to low revenues and fluctuating expenses. The investment general partner will complete a site visit in 2012 to inspect for potential deferred maintenance issues at the site due to significantly reduced maintenance expenses from prior years. All real estate tax, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period will expire on December 31, 2013.

Series 30

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 30 reflects a net loss from Operating Partnerships of $(189,533) and $(180,033), respectively, which includes depreciation and amortization of $253,602 and $297,689, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is in a very rural area with limited rental demand. Average occupancy was 76% in 2011, and has further dropped to 64% as of June 2012. Occupancy has been particularly low in 2012 as management has increased evictions for non-payment of rent. Due to the poor occupancy, the property is operating below breakeven. Management expects occupancy to trend upward now that the evictions have been made. Additionally, in an effort to increase occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty making rent payments. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven in the second quarter of 2012 due to low occupancy, high turnover costs, and required improvements to the property. Occupancy remained low at 85% as of June 30, 2012 as management evicted residents for non-payment of rent. Management is working diligently to increase leasing by accepting and processing applications on-site rather than in the corporate office. The investment general partner will shop the new occupancy specialist in the third quarter of 2012. Management advertises the property twice a week on Craigslist and Postlets and continues to offer a move-in special of the first month free and $299 applied toward the security deposit. Although there is a constant flow of traffic from Craigslist, numerous applicants are denied due to insufficient landlord references. Due to the age of the property, management continues to make a number of necessary improvements during unit turns. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. To offset high maintenance expenses, management implemented a 2.5% rent increase effective April 1, 2012. In the second quarter, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy has declined from 100% in March 2012 to 83% as of June 30, 2012. As a result, the property is operating below breakeven. The rental market in the surrounding area continues to be a challenge. Deficits are funded through Operating General Partner advances. In February 2012, the HOME loan was amended to defer principal and interest payments until August 15, 2012. A payment of $9,353 is owed on August 15, 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010, 2011 and the first half of 2012 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. This positive leasing trend was sustained in the second quarter of 2012 with occupancy averaging 91%. The property continued to operate significantly below breakeven in 2011 and the first half of 2012. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first half of 2012.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first half of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Millwood Park. The effective date of the management change will be August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Millwood Park. All tax, insurance, and mortgage payments are current as of June 30, 2012. The low income housing tax credit compliance period expires on December 31, 2014. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $333,404 is equivalent to tax credit recapture and interest of $123 per 1,000 BACs.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In the first half of 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner began negotiations with the abutting property owner to connect to its sewer system. The negotiation bogged down in late 2011 due to an unrelated conflict between the abutter and the Town of Poughkeepsie. As of the first half of 2012, the conflict has been resolved and the agreement has been signed with the neighboring land owner. The investment general partner intends to continue to work with management and the operating general partner to remedy the failed septic system. Operating expenses were higher than projected because of higher utility and maintenance costs related to the septic system issue; however, the property was still able to generate cash due to higher rents than projected and strong occupancy. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in demanding immediate full payment of the loan. Based on history with the lender, management does not believe the loan will be called. The investment limited partner intends to work with the investment general partner on soliciting a loan covenant waiver to ensure that the mortgage will not be called. The low income housing tax credit compliance period expires on December 31, 2014.

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. In 2011, the property operated well above breakeven with an average of 89% occupancy. Nevertheless, occupancy started to decline significantly in the fourth quarter of 2011, and occupancy averaged only 75% through June 2012, causing the property to operate below breakeven. Management attributes the recent decline in occupancy to tough competition from the overbuilt local tax credit market, depressed local economy, and the appeal of its own sister property. Soft market conditions due to the overbuilt market have resulted in the property's rents (1 BR - $385, 2 BR - $425) being comparable to market-rate rents and numerous other tax credit properties. The sister property has 100% Rural Development rental assistance and while that property has a waiting list, those applicants are unwilling to move into Jeffries Associates as it does not have rental assistance. To improve traffic, management continues to ask other regional properties to refer applicants, as well as advertise in two local papers and two rental guides, and by distributing fliers at supermarkets, doctors' offices, and laundromats. In May 2012, USDA-RD approved a rental incentive equal to one month's free rent, and management hopes that the incentive will improve occupancy. Expenses remain within budget, and management does not anticipate requiring any large capital repairs this year. The investment general partner intends to continue to work with management and the general partner to ensure that occupancy improves and expenses remain under control. The mortgage, taxes, and insurance are current.

Series 31

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 31 reflects a net loss from Operating Partnerships of $(246,647) and $(186,658), respectively, which includes depreciation and amortization of $785,072 and $745,936, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 80% at the end of the second quarter of 2012. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the second quarter of 2012. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Canton Housing One, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the second quarter of 2012 as a result of low average occupancy in the first quarter and high administrative and maintenance expenses. Although the property averaged 86% occupancy in the first quarter, occupancy rebounded to 100% as of June 30, 2012. Occupancy increased as management began accepting tenants at lower income levels. The majority of the rental applicants only satisfy the 30% and 40% area median income standard, rather than the targeted 60% level. Since the four remaining vacant units were at the 60% level, management lowered the 60% rents to the 40% rent level. The property suffered from high administrative and maintenance expenses as a result of evictions for non-payment of rent and appliance replacements due to the age of the property. To offset high administrative and maintenance expenses, management implemented a 4.5% rent increase effective April 1, 2012. To further reduce expenses, management is in the process of changing the hot water actuator valves to separate the forced hot water from the domestic hot water. This will save the property money by eliminating the hot water from constantly circulating and producing heat in the hallways in the summer months. In the second quarter, the investment general partner conducted a site visit to assess the property's physical condition and meet with management to discuss operations. The property was found to be in good physical condition. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P. (Western Hills Apartments) is a 16-unit property in Ferris, TX. Occupancy decreased to an average of 77% through 2011, and the property operated below breakeven. Through June 2012, occupancy is 79%, and the property continues to operate below breakeven. The operating general partner states that it has become difficult to attract qualified applicants who can afford the rent because the property does not offer full rental assistance. Management continues to market the property through advertisements in local newspapers and fliers. Rental traffic has increased as a result of the marketing; however, the traffic has resulted in unqualified applicants. The operating general partner continues to monitor occupancy and operations at the property, and is currently considering concessions to qualified applicants. The operating general partner continues to fund deficits. All real estate taxes are current. The investment general partner intends to continue to monitor occupancy and operations to ensure that occupancy rises above 90%, and the property returns to breakeven operations. The low income housing tax credit compliance period expires on December 31, 2014.

Series 32

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2012 and 2011, Series 32 reflects a net loss from Operating Partnerships of $(298,456) and $(283,235), respectively, which includes depreciation and amortization of $516,648 and $547,892, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company appears more effective than any of the previous management firms and operations have moderately improved. For the quarter ending June 30, 2012, average occupancy was 97% compared to average occupancies of 96% and 93% reported for 2011 and 2010, respectively. For the quarter ending June 30, 2012 the property expended net cash flow of approximately ($6,000). Net cash flows expended from property operations totaled ($32,066) and ($23,707) in 2011 and 2010, respectively. Although the quality of the tenant base and physical occupancy have improved since 2009, administrative, maintenance and bad debt expenses remain high. Also, although rental rates have recently begun to increase with higher occupancy rates, they remain at a reduced level in order to compete with other properties in the sub-market. The local economy in northern Indiana has improved slightly but overall remains weak. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $41,123 and $30,012 in 2011 and 2010, respectively. The mortgage, tax and insurance payments are current as of June 30, 2012.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Occupancy was 100% as of June 30, 2012 with operations back above breakeven status. Excessive receivables and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, management was proactive in evicting delinquent tenants and raising the rents for new tenants to an amount closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases averaging 3% in January 2012. The investment general partner is scheduled to meet with management during the third quarter of 2012 to discuss the timely payment of vendor invoices and operations. The outstanding payables balance decreased from $78,000 at year end 2011 to $64,815 at the end of the second quarter 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The mortgage and insurance are current and the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Series 33

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 33 reflects a net loss from Operating Partnerships of $(116,223) and $(162,679), respectively, which includes depreciation and amortization of $224,779 and $250,428, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy averaging 91% through the first half of 2012, ending June at 93%, evictions for non-payment of rent remain problematic, resulting in high vacancy loss and bad debt. Furthermore, consistent turnover has caused maintenance costs to remain high. To help mitigate these losses and with occupancy stabilized above 90%, management eliminated the ongoing concession of half off the first month's rent in June 2012. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012; the waiver expires on October 15, 2012. The operating general partner is currently in the process of completing the required third party reports. All mortgage, insurance and real estate tax payments are current as of June 30, 2012.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2012, the property continued to operate at a deficit through the second quarter of 2012 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the second quarter due to costly HVAC repairs as well as appliance replacement. To offset the high expenses, management implemented a $10 rent increase effective May 1, 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the second quarter of 2012 and ended June 2012 with 96% occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Southhaven Partners I, LP subsequent to June 30, 2012.

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

Series 34

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 34 reflects a net loss from Operating Partnerships of $(398,591) and $(405,855), respectively, which includes depreciation and amortization of $578,645 and $621,318, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2010.  Turnover in 2010 led to higher maintenance and bad debt expenses along with significantly increased tenant accounts receivable.  The operating general partner attributed high maintenance costs to heating repairs, but also to the wear and tear that has occurred over the past twelve years.  The tenant profile has a history of damaging the units prior to move out.  The operating general partner has not provided occupancy reports since the second quarter of 2011, but a site visit conducted on October 7, 2011 indicated 100% occupancy at that time.  In 2011, operating expenses increased $5,000 from the prior year due to taxes, professional fees, management fees, insurance, and compliance monitoring. Although there is still a cash flow deficit, operations improved from 2010. There have been no occupancy reports or financial reports sent in for 2012 to date and the operating general partner has been unresponsive to various requests and questions from the investment general partner. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy averaging 91% through the first half of 2012, ending June at 93%, evictions for non-payment of rent remain problematic, resulting in high vacancy loss and bad debt. Furthermore, consistent turnover has caused maintenance costs to remain high. To help mitigate these losses and with occupancy stabilized above 90%, management eliminated the ongoing concession of half off the first month's rent in June 2012. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012; the waiver expires on October 15, 2012. The operating general partner is currently in the process of completing the required third party reports. All mortgage, insurance and real estate tax payments are current as of June 30, 2012.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy for the second quarter of 2012 was 92%. Occupancy had improved moderately to average 91% and 90% for 2011 and 2010, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased overall marketing efforts.

The local economy in northern Michigan has suffered over the last several years although it did begin to improve slightly in 2011. Through June 30, 2012, net cash flow expended from property operations totaled approximately ($9,000). Negative operations in 2012 have been financed through increased payables. During 2011, net cash flow expended from operations totaled ($71,888) due to increases in real estate taxes, utilities and maintenance expenses. Net cash flow expended in 2011 was funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner, discussed below. During 2010, net cash flow expended from property operations totaled ($15,613). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

On December 6, 2010 the Operating Partnership received a formal Default Notice from its first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender did continue to accept monthly mortgage payments through June 2011 during the period of the ongoing mortgage default. On May 11, 2011 the Operating Partnership received an event of default notice accelerating the full amount of the debt and triggering the accrual of default interest. In addition, the Operating Partnership's 2010 PILOT payment of $31,697 was due to the taxing authority by June 15, 2011.

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

The PILOT for Hillside Club I Apartments expired effective December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes will be approximately $42,000 in 2012. The operating general partner and investment general partner are exploring selling the property, along with Phase II, to a buyer who will continue to operate both properties in accordance with Section 42. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014. As of June 30, 2012, all mortgage, tax, and insurance payments are current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010, 2011 and the first half of 2012 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. This positive leasing trend was sustained in the second quarter of 2012 with occupancy averaging 91%. The property continued to operate significantly below breakeven in 2011 and the first half of 2012. The property continues to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first half of 2012.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first half of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Millwood Park. The effective date of the management change will be August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Millwood Park. All tax, insurance, and mortgage payments are current as of June 30, 2012. The low income housing tax credit compliance period expires on December 31, 2013. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $642,173 is equivalent to tax credit recapture and interest of $178 per 1,000 BACs.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007-2009 that operations could not support. The operating general partner was successful in reducing the property's assessed value for 2010 onward, but needed to obtain personal loans to pay the 2007 and 2008 taxes. Funds could not be obtained to pay the 2009 taxes. In the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay delinquent 2009 taxes in order to avoid a tax lien and preserve credit delivery. The operating general partner should have made the personal loans to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loans from the Operating Partnership during 2010. This additional debt drove operations below breakeven. The 2011 operations were also below breakeven due to these loan payments, despite high average occupancy of 97%. A demand notice was sent to the operating general partner to return the funds improperly paid out of the Operating Partnership towards his personal loans. Once payments are no longer being made on the additional debt, the property is anticipated to operate above breakeven. Unaudited financials show the property has been able to generate positive net operating income in 2012. The low income housing tax credit compliance period expires on December 31, 2014.

Southaven Partners I, LP (Bradford Park Apartments) is a 208-unit family property located in Southaven, MS. The property operated above breakeven through the second quarter of 2012 and ended June 2012 with 96% occupancy. During 2011 the property sustained wind damage caused by severe thunderstorms and fire damage caused when lightning struck a satellite dish and started a fire on the roof of a building. At the close of the fourth quarter of 2011, all repair work was complete and in November a certificate of occupancy for the fire-damaged building was issued by the city of Southaven, MS. All mortgage, tax and insurance payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Southhaven Partners I, LP subsequent to June 30, 2012.

Series 35

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 35 reflects a net loss from Operating Partnerships of $(215,708) and $(262,108), respectively, which includes depreciation and amortization of $416,954 and $420,462, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010, average occupancy for the year improved to 91%, but dropped to 88% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2010. Operations in 2011 were similar. Occupancy was an average of 90%, but declined during the second half of the year to 82%. Expenses continued to be high in 2011 and the property again operated below breakeven. Occupancy through the second quarter of 2012 is 90% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. The property has partnered with a nearby market rate project that is sending under-income prospects to Columbia Woods in exchange for over-income referrals. The security deposit has been reduced to $99 or $399, dependent on the resident's credit score and prorated move-in rent is being waived. Current rents are at the maximum allowable rate. Management is working to control expenses but through the second quarter, operating expenses are in-line with 2011. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. In the first half of 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has effectively reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner began negotiations with the abutting property owner to connect to its sewer system. The negotiation bogged down in late 2011 due to an unrelated conflict between the abutter and the Town of Poughkeepsie. As of the first half of 2012, the conflict has been resolved and the agreement has been signed with the neighboring land owner. The investment general partner intends to continue to work with management and the operating general partner to remedy the failed septic system. Operating expenses were higher than projected because of higher utility and maintenance costs related to the septic system issue; however, the property was still able to generate cash due to higher rents than projected and strong occupancy. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in demanding immediate full payment of the loan. Based on history with the lender, management does not believe the loan will be called. The investment limited partner intends to work with the investment general partner on soliciting a loan covenant waiver to ensure that the mortgage will not be called. The low income housing tax credit compliance period expires on December 31, 2014.

In July 2012, the investment general partner transferred its interest in Brazoswood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,835,833 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $2,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $52,500 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 36

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 36 reflects a net loss from Operating Partnerships of $(83,640) and $(49,351), respectively, which includes depreciation and amortization of $235,574 and $241,543, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Farmington Meadows Apartments (Aloha Housing Limited Partnership) is a 69-unit apartment complex located in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. The property operated above breakeven through 2007; however, in 2008, despite strong occupancy of 95%, the property operated below breakeven due to the high debt service requirements. Occupancy remains strong, with an average of 99% for 2011 and the first half of 2012. Despite strong occupancy, operations continue to struggle due to the high debt service payments. The property operated below breakeven in 2011 and in the first half of 2012. A number of other issues have also affected cash flow, resulting in several late payments on the mortgage. The property's balconies deteriorated significantly from 2006 to 2008. Work to remediate the balconies was completed in the first quarter of 2009.

Due to limited funds, the Operating Partnership had been alternating between paying vendors and making its debt service payments; however, the mortgages have remained current since 2009, partially through a release of funds from the Operating Partnership's debt service reserve. At the end of the first quarter of 2012, the real estate tax and insurance payments and the two mortgages are current; however, the debt service reserve fund and the transition fund remain underfunded. To date, the lender has not issued a default notice. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. In the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the prior nine months that, due to the operating general partner's inability to satisfy the lender's underwriting criteria, the lender would not be able to refinance the mortgage debt at that time.

On March 22, 2012 the operating general partner and an affiliate of the current management company executed a purchase and sale agreement, in which the management company plans to purchase and rehabilitate the property and re-syndicate a new stream of LIHTC. The sale is contingent upon the management company receiving an award of 2013 LIHTC, which was granted in July 2012. If the sale is consummated, the management company intends to keep the property compliant with LIHTC regulations through the end of the compliance period on December 31, 2013. If a sale or some type of refinancing does not occur and the operating general partner does not keep the mortgage payments current, the property could be sold at a foreclosure sale as early as 2012. A foreclosure sale in 2012 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $330,130, equivalent to $155 per 1,000 BACs. The investment general partner intends to continue to monitor the progress of the sale and all other issues and will continue to encourage the operating general partner to fund deficits in a timely manner.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. In 2010, occupancy averaged 90% but the property operated at a small cash deficit due to high operating expenses.  In 2011, operating expenses decreased slightly, but the property still operated at a deficit because it averaged only 86% occupancy for the year.  Maintenance expenses have been particularly high in 2010 and 2011 due to Rural Development restrictions. The property is now required to contract out all maintenance work at a higher cost instead of using affiliated company employees.  Occupancy has increased to 93% as of June 30, 2012; however, the property continues to operate below breakeven due to continued high maintenance costs. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 37

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 37 reflects a net loss from Operating Partnerships of $(368,168) and $(196,713), respectively, which includes depreciation and amortization of $398,952 and $399,077, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010, average occupancy for the year improved to 91%, but dropped to 88% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2010. Operations in 2011 were similar. Occupancy was an average of 90%, but declined during the second half of the year to 82%. Expenses continued to be high in 2011 and the property again operated below breakeven. Occupancy through the second quarter of 2012 is 90% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. The property has partnered with a nearby market rate project that is sending under-income prospects to Columbia Woods in exchange for over-income referrals. The security deposit has been reduced to $99 or $399, dependent on the resident's credit score and prorated move-in rent is being waived. Current rents are at the maximum allowable rate. Management is working to control expenses but through the second quarter, operating expenses are in-line with 2011. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2012, the property continued to operate at a deficit through the second quarter of 2012 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the second quarter due to costly HVAC repairs as well as appliance replacement. To offset the high expenses, management implemented a $10 rent increase effective May 1, 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of June 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through June 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $373,000. As of July 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender.

For the quarter ending June 30, 2012, average occupancy had further eroded to 69%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of June 30, 2012 approximately 40% of the property's tenant base consists of Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending June 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the operating partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued during the first half of 2012.

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

Through June 30, 2012, the Operating Partnership expended net cash flow of approximately ($205,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of June 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $187,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $761,943 is equivalent to recapture and interest of $297 per 1,000 BACs.

Series 38

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2012, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 38 reflects a net loss from Operating Partnerships of $(91,292) and $(122,728), respectively, which includes depreciation and amortization of $258,984 and $269,432, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulted in below breakeven operations in both years. Occupancy through the second quarter of 2012 is 91% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. Management had hoped to reach 95% occupancy during the second quarter, but fell short of that goal, reaching 92% for June 2012. Current rents are at the maximum allowable rate. Management is working to control expenses and through the second quarter, operating expenses are down approximately 16% relative to 2011, particularly administrative, bad debt and maintenance expenses. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. During the second quarter of 2012, $75,000 was approved for withdrawal from the Operating Deficit Reserve. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost rather than using affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 resulted in significantly higher insurance premiums. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. In 2011, average occupancy dropped to 82%. Although operating expenses decreased in 2011, the lower rental income resulted in the property operating below breakeven. Through the second quarter of 2012, the property is averaging 93% occupancy and is operating at breakeven. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 39 reflects net loss from Operating Partnerships of $(183,879) and $(171,779), respectively, which includes depreciation and amortization of $237,028 and $229,619, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulted in below breakeven operations in both years. Occupancy through the second quarter of 2012 is 91% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. Management had hoped to reach 95% occupancy during the second quarter, but fell short of that goal, reaching 92% for June 2012. Current rents are at the maximum allowable rate. Management is working to control expenses and through the second quarter, operating expenses are down approximately 16% relative to 2011, particularly administrative, bad debt and maintenance expenses. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. During the second quarter of 2012, $75,000 was approved for withdrawal from the Operating Deficit Reserve. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan. The low income tax credit compliance period expires on December 31, 2016. Real estate taxes, mortgage and insurance payments are current.

Series 40

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2012, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 40 reflects a net loss from Operating Partnerships of $(129,782) and $(148,731), respectively, which includes depreciation and amortization of $335,702 and $328,104, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of June 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through June 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $373,000. As of July 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender.

For the quarter ending June 30,, 2012, average occupancy had further eroded to 69%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of June 30, 2012 approximately 40% of the property's tenant base consists of Section 8 voucher holders. .

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending June 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the operating partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued during the first half of 2012.

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

Through June 30, 2012, the Operating Partnership expended net cash flow of approximately ($205,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of June 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $187,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $156,018 is equivalent to recapture and interest of $58 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit complex located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased 171% over 2008 figures. According to the operating general partner, the large increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy steadily improved throughout most of 2011, from 63% at the end of the first quarter, to 79% at the end of the second quarter, to 85% at the end of the third quarter of 2011. At year-end the property was back down to 65% occupied. As of June 30, 2012, occupancy has improved to 81%. The investment general partner plans to continue to work with the operating general partner to further increase and stabilize occupancy. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. A decline in occupancy in 2011 and insufficient rental rates resulted in below breakeven operations for the year. Despite an average annual occupancy of 92% in 2011, occupancy declined below 90% in the second half of the year due to a number of deaths and residents moving to assisted living facilities. In an effort to reduce vacancy, management has been actively marketing the area with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month. Occupancy averaged 93% in the first quarter of 2012 and improved to 94% year to date. Despite this improvement, operations have remained below breakeven. Kansas Housing approved the last rate increase in April 2011; management will continue to implement rent increases as they are allowed. The real estate taxes, mortgage and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 41 reflects a net loss from Operating Partnerships of $(205,295) and $(165,252), respectively, which includes depreciation and amortization of $554,592 and $372,880, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 71% in 2011 and was 67% as of June 30, 2012. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2012. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. In 2011 the property operated with an average occupancy of 86%. Management intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased to 94% as of June 30, 2012 and operations have been slightly above breakeven through the second quarter of 2012. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2011, occupancy was 90% and the property operated just slightly below breakeven. Through the second quarter of 2012, average occupancy continues to be stable at 90%; however, the property is operating slightly below breakeven due to collections issues. The rent collection and eviction policies are a focus for the management company and they are being strictly enforced. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

In May 2012, the operating general partner of Hawthorne Associates approved an agreement to sell the property to a non-affiliated entity and the transaction is scheduled to close in December 2013. The sales price for the property is $1,266,636, which includes the outstanding mortgage balance of approximately $966,636 and estimated cash proceeds to the investment partnership of $120,000. Of the estimated proceeds to be received by the investment partnership, $2,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of approximately $112,250 will be returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Bienville Partnership (Bienville Apartments) is a 32-unit complex in Ringgold, LA. The property has poor management practices resulting in security issues, deferred maintenance, and problems with resident retention. In April 2010, the investment general partner approved an operating general partner transfer to try and improve operations. While security issues, occupancy, and operations have improved since the operating general partner transfer, the property continues to operate below breakeven from high maintenance expenses, as management continues to address five years of deferred maintenance at the property. Average occupancy in 2011 was 93%, and through June 2012, occupancy is 91%. The operating general partner states that they expect the high maintenance expenses to continue decreasing, as there have been improvements in the annual audits performed by Rural Development, which outline any required maintenance. The investment limited partner intends to continue to monitor occupancy and expenses at the site, and plans continue to work with the new operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. In 2011, the property operated below breakeven and averaged 90% occupancy. The property operated below breakeven in 2011 due to high expenses and bad debt associated with resident eviction and turnover resulting from residents' job losses. Management changes in the fourth quarter of 2011 also led to increased operational instability at the property. Through the first two quarters of 2012, these problems have persisted. Occupancy dipped slightly further and then rebounded to 89% occupied at the end of the second quarter of 2012. At this small property, one or two vacant units have a disproportionate impact on occupancy figures. The investment general partner intends to continue to have monthly calls with management to monitor operations and ensure that occupancy improves and remains stable. All mortgage, tax, and insurance payments are current.

Series 42

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 42 reflects a net loss from Operating Partnerships of $(88,892) and $(68,763), respectively, which includes depreciation and amortization of $429,751 and $410,004, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy continued to be weak and several tenants lost their jobs as a result.  The job losses contributed to the decreased occupancy which ultimately caused the operational losses suffered in 2011.  In addition, in the first quarter of 2012 the property experienced higher than average turnover due to a mass exodus of tenants that were temporarily housed at Park Meadows due to a fire in a nearby property.  Once the fire damaged property was rehabbed the relocated residents moved back, leaving several vacant units at Park Meadows. Occupancy in 2012 has averaged 86% with an increase in June to 95%. Management has increased their marketing efforts and expects to have the vacancy issues remedied in the next quarter. Operating expense continue to be a challenge. A spike in administrative costs was driven by the expiration of the PILOT (Payment in lieu of taxes) Agreement. The operating general partner appealed the new property tax assessment and was successful in getting the assessed value lowered. This will insure that the property will not see a spike in real estate taxes in 2012. However, the legal costs required by the appeal increased the administrative expense total. The increased marketing efforts have also contributed to higher than budgeted administrative costs.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit multifamily development located in Kinder, Louisiana. In 2009, occupancy averaged 70% and the property operated below breakeven. Occupancy declined further in 2010, averaging 65%, with operations remaining below breakeven. Occupancy improved to 79% as of year-end 2010. In 2011, occupancy averaged 91% but ended the year at 74%. While the local economy has been a factor contributing to the occupancy issues, onsite management was determined to be lacking necessary skills to improve operations. According to the operating general partner, this manager was removed in August 2010. The investment general partner conducted a site visit in October of 2011 to assess the physical condition of the property as well as the effectiveness of the new manager. With the exception of some cracking to asphalt drives and walks, the property was in very good physical condition. The new manager was professional during the site visit and continues to work towards stabilizing the operations. As of June 30, 2012, occupancy was 83%. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2016. All real estate tax, mortgage, and insurance payments are current.

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

Occupancy averaged only 88% for 2011, but improved to 91% for the first half of 2012. Operations were below breakeven in 2011; however, as of June 30, 2012 the property is now operating at breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of June 30, 2012. Accounts payable and accrued expenses stood at approximately $48,000 as of the end of the first half 2012, which equates to about one month of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management's efforts to maintain payables at an acceptable level.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19, Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. In 2011, the property averaged 94% occupancy but operated slightly below breakeven. Operations were below breakeven mostly because of excessive bad debt associated with resident eviction and turnover resulting from resident job losses. During the first two quarters of 2012, these issues have persisted, occupancy has steadily declined, and the property was 80% occupied as of June 30, 2012. The investment general partner intends to continue to have monthly calls with management to monitor operations and ensure that occupancy improves and remains stable. All mortgage, tax, and insurance payments are current.

Series 43

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 43 reflects a net loss from Operating Partnerships of $(146,644) and $(221,807), respectively, which includes depreciation and amortization of $571,057 and $516,388, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Occupancy averaged only 88% for 2011, but improved to 91% for the first half of 2012. Operations were below breakeven in 2011; however, as of June 30, 2012 the property is now operating at breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of June 30, 2012. Accounts payable and accrued expenses stood at approximately $48,000 as of the end of the first half 2012, which equates to about one month of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management's efforts to maintain payables at an acceptable level.

Lakewood Apartments-Saranac, LP (Lakewood Apartments) is a 24-unit property located in Saranac, MI. In 2011 the property operated above breakeven. Occupancy averaged 92% in 2011 and is averaging 93% through June 2012. The market is slightly challenging due to high unemployment and lack of public transportation, but the property has consistently improved operations. The property only has seven subsidized units while other area properties are 100% subsidized. All taxes and insurance are current. The replacement reserve account is fully funded. The low income housing tax credit compliance period expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lakewood Apartments-Saranac, LP subsequent to June 30, 2012.

Riverview Apartments - Blissfield L.D.H.A., LP (Riverview Apartments) is a 32-unit property in Blissfield, MI. The property has suffered from inconsistent occupancy in recent years due to its isolated location and the decline of the Michigan economy. Because of the poor operating results, a USDA Rural Development Workout Agreement was put in place in 2010 which waived the annual replacement reserve deposit until December 31, 2012. In 2011, management continued to focus on marketing the vacant units through community outreach. Occupancy averaged 90% for the year and operating results were above breakeven. Through the second quarter of 2012, the property is averaging 94% occupancy with operations remaining above breakeven. Management has continued offering a one month concession as a means of attracting more prospects to the property. Marketing focused on internet sources such as Craigslist and Rent Linx Plus as well as advertising in the local newspaper. The property's tax and insurance escrow is fully funded. All real estate taxes, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2017. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Riverview Apartments - Blissfield L.D.H.A., LP subsequent to June 30, 2012.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. Average physical occupancy was 97% in 2011; however, the property was unable to operate at breakeven due to low rental rates. Through the second quarter of 2012, average physical occupancy continued to be strong at 97% and the property operated slightly above breakeven. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. Management has also contacted the local housing authority and has instituted a resident referral program. To help retain residents, management is organizing on-site events to enhance the sense of community at the property. The investment general partner is working with management to develop more regular social programs and activities at the property. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Occupancy was 100% as of June 30, 2012 with operations back above breakeven status. Excessive receivables and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, management was proactive in evicting delinquent tenants and raising the rents for new tenants to an amount closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases averaging 3% in January 2012. The investment general partner is scheduled to meet with management during the third quarter of 2012 to discuss the timely payment of vendor invoices and operations. Outstanding payables balance decreased from $78,000 at year end 2011 to $64,815 at the end of the second quarter 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The mortgage and insurance are current and the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through June 30, 2012, $83,974 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $324,495, and incur recapture and interest penalty costs of $888,890, equivalent to approximately $89 and $244 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of June 30, 2012.

Henderson Fountainhead L.P. (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property operated slightly below breakeven in 2011 from increased maintenance expenses and low occupancy, which averaged 85%. In 2012, year-to-date occupancy increased to 90%, but the property continues to operate slightly below-breakeven. Administrative and maintenance expenses are running above budget year to date. The investment general partner intends to work with the operating general partner on reducing expenses and increasing occupancy and resident retention at the property. All real estate tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of June 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 44 reflects a net loss from Operating Partnerships of $(425,961) and $(344,692), respectively, which includes depreciation and amortization of $587,579 and $600,486, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner has continued to fund deficits through the July 1, 2012 mortgage payment.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 94% in 2011 and during the first half of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during the first half of 2012. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change will be August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Brookside Park. The property's mortgage, real estate tax and insurance payments are current as of June 30, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $63,284, and incur recapture and interest penalty costs of $44,511, equivalent to approximately $23 and $16 per 1,000 BACs respectively.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner is forecasting a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through June 30, 2012, $83,974 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $397,410, and incur recapture and interest penalty costs of $1,086,449, equivalent to approximately $147 and $402 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of June 30, 2012.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2011, average occupancy fell significantly to 76% at Memphis 102 due to the continuing downward rental market and the lack of job opportunities in Memphis, as well as the unavailability of Section 8 vouchers from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. For the quarter ending June 30, 2012, occupancy continues to struggle averaging 65%. Management has recently increased its advertising and marketing efforts and continues to offer rental concessions; however, occupancy remains a significant challenge in 2012. For the quarter ending June 30, 2012 and in 2011, net cash flow expended by property operations totaled approximately ($120,000) and ($204,196), respectively, due to high real estate taxes and accompanying interest and penalties, as well as high maintenance expenses and bad debt. Negative operations were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County, as well as by approximately $21,000 of net advances from the operating general partner and its affiliates. In 2010, occupancy was relatively stable at 88%, but the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled ($17,842), which was funded with operating general partner deficit advances.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $645,000 as of June 30, 2012.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorneys representing the operating general partner negotiated with the lender and obtained several continuances of the hearing extending the date of the hearing past July 2012. As conditions of the continuances, the lender is requiring that Memphis 102 and the four other unrelated LIHTC partnerships meet certain conditions, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing and complying with repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. Memphis 102 and the operating general partner are in the process of completing these conditions and are continuing to negotiate with the lender. The mortgage and insurance payments are current as of June 30, 2012, although the significant unpaid real estate taxes are an undeclared default on the mortgage.

The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2012, the estimated credit loss of $1,024,194 and tax credit recapture cost and interest penalty of $1,626,248 is equivalent to credit loss of $379 and tax credit recapture and interest of $602 per 1,000 BACs.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Occupancy averaged 85% in 2011 and declined to 75% in the second quarter 2012 due to continued weakness in the local economy. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. However, despite these issues, the property was able to generate a small positive cash flow in 2011. In the second quarter of 2012, the property has operated below breakeven. In addition to low occupancy, the property is struggling with a high level of accounts payable. Management is focused on paying outstanding bills but the limited cash flow has made it difficult to do so. The mortgage payments, real estate taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2018.

North Forty Aspen Plus, LP (Aspen Village Townhomes), is a 30-unit apartment complex located approximately 45 miles southwest of Washington D.C. in Bealeton, Virginia.  The units are all three-bedrooms and they are located in fifteen duplex townhomes.  The property experienced a decline in occupancy in 2011, caused primarily by weakness in the local economy.  In 2012, occupancy has rebounded and remained strong at 100% as of June 2012, largely due to increased marketing and a strengthening economy.  The property continued to operate above breakeven due to increased occupancy. In addition, the property was inspected in December 2011, and was found in excellent condition.  The operating general partner expects to make minor parking lot repairs in 2012, which will be funded from the replacement reserve account.  All real estate tax, insurance and mortgage payments are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for North Forty Aspen Plus, LP subsequent to June 30, 2012.

Series 45

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 45 reflects a net loss from Operating Partnerships of $(294,879) and $(247,801), respectively, which includes depreciation and amortization of $700,739 and $717,340 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of June 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through June 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $373,000. As of July 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes, totaling approximately $97,800 and $89,300, respectively have not been paid. Also, the operating general partner indicated that the April 20, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  No default notice has been received by the partnership from the lender.

For the quarter ending June 30, 2012, average occupancy had further eroded to 69%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of June 30, 2012 approximately 40% of the property's tenant base consists of Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending June 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the operating partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued during the first half of 2012.

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

Through June 30, 2012, the Operating Partnership expended net cash flow of approximately ($205,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement, operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of June 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $187,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $45,103 is equivalent to recapture and interest of $11 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even as their operating deficit guarantee expired. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner has continued to fund deficits through the July 1, 2012 mortgage payment.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 94% in 2011 and during the first half of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during the first half of 2012. This drop in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change will be August 15, 2012. The investment general partner will monitor this change to determine whether the new management company is able to deliver better operating results for Brookside Park. The property's mortgage, real estate tax and insurance payments are current as of June 30, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $1,694,674, and incur recapture and interest penalty costs of $1,191,984, equivalent to approximately $422 and $297 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required the property to contract out all maintenance work at a higher cost instead of using affiliated company employees. Insurance costs also increased due to a spike in claims across the Midwest in 2008 and 2009. In 2011, occupancy averaged 92%. As a result of a further increase in maintenance expenses, operations remained below breakeven in 2011. Through the second quarter of 2012, the property is averaging 91% occupancy and is currently operating below breakeven. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Sulphur Terrace, LP (Sulphur Terrace Apartments) is a 32-unit family property in Sulphur, OK. In 2010, the property generated a cash flow deficit for the year. The primary cause of the deficit was that Rural Development restrictions prohibited the property from reimbursing maintenance costs from the replacement reserve account. Also due to Rural Development restrictions, the operating general partner was required to contract out all maintenance work at a higher cost instead of using the affiliated company employees. A spike in insurance claims across the Midwest in 2008 and 2009 also caused insurance costs to double. In 2011, the property recovered and operated well, averaging 95% occupancy for the year and generating positive cash flow. Rural Development approved a rent increase effective January 1, 2011 which helped boost revenues. Through the second quarter of 2012, the property continued to have strong occupancy averaging 95% and it is generating positive cash flow. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Sulphur Terrace, LP subsequent to June 30, 2012.

Series 46

As of June 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2012, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2012 and 2011, Series 46 reflects a net loss from Operating Partnerships of $(140,589) and $(189,789), respectively, which includes depreciation and amortization of $331,841 and $334,988, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property located in Kansas City, MO.  The property had below breakeven operations resulting from high operating expenses, specifically maintenance costs.  During the second quarter of 2010, it was identified that the property was dealing with a bed bug issue.  Since that time, the bed bug remediation has become an extensive and ongoing problem.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  Despite the ongoing pest issue, the 2011 occupancy averaged 96% and has continued to remain strong through the second quarter of 2012, averaging 95%.  Management is projecting the property to continue to operate below breakeven in 2012. Although the guarantee has expired, the operating general partner has been funding deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Apartments (Rosehill Place of Topeka, L.L.C.) is a 48-unit elderly apartment complex located in Topeka, Kansas.  Despite strong occupancy of 97%, the property operated just below breakeven in 2011.  The operating managing member hired a consulting firm to appeal the 2011 real estate assessment via the payment under protest process when the first half of the 2011 taxes were paid in December 2011; however, the appeal was not approved by the tax authority. The operating managing member could appeal further to the state tax court; however, it has been determined that the cost to do so, would far exceed the anticipated reduction in the taxes.  In addition, because occupancy is strong, the state tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010 and another $10 increase, which took effect May 1, 2012.  These increases in rental income should help in improving operations.  The property operated slightly below breakeven in the first half of 2012 at 98% occupancy and only two months into the latest rent increase. A further rent increase will not be permitted until May 2013 (one increase per year). In December 2010, with the approval of the investment general partner, the operating managing member closed a transaction, which re-set the principal balance outstanding on the first mortgage loan from its then current balance to its original commitment amount.  This provided enough capital to pay the past due real estate taxes, which were approximately two and a half years in arrears.  The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of June 30, 2012.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Fund's condensed financial statements.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2012.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 14, 2012		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 14, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.