Form 10-Q
period 2012-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2012-11-15
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2012
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Operations 6 months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-237

Item 3. Quantitative and Qualitative Disclosures About Market Risk	238

Item 4. Controls and Procedures	238

PART II OTHER INFORMATION

Item 1. Legal Proceedings	239

Item 1A. Risk Factors	239

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	239

Item 3. Defaults Upon Senior Securities	239

Item 4. Mine Safety Disclosures	239

Item 5. Other Information	239

Item 6. Exhibits	239

Signatures	240

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$24,948,399	$26,489,050

OTHER ASSETS
Cash and cash equivalents	6,134,973	7,526,780
Notes receivable	69,698	69,698
Acquisition costs net	2,250,650	2,567,553
Other assets	382,072	180,995

	$33,785,792	$36,834,076

LIABILITIES

Accounts payable & accrued expenses	$136,401	$72,296
Accounts payable affiliates (Note C)	53,470,553	54,365,790
Capital contributions payable	1,135,980	1,135,980

	54,742,934	55,574,066

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,646,580 are outstanding	(13,581,347)	(11,386,367)
General Partner	(7,375,795)	(7,353,623)

	(20,957,142)	(18,739,990)

	$33,785,792	$36,834,076

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	191,846	479,690
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$191,846	$479,690

LIABILITIES

Accounts payable & accrued expenses	$27,500	$27,500
Accounts payable affiliates (Note C)	2,000,504	2,209,870
Capital contributions payable	-	-

	2,028,004	2,237,370

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,865,700 outstanding	(1,509,544)	(1,431,851)
General Partner	(326,614)	(325,829)

	(1,836,158)	(1,757,680)

	$191,846	$479,690

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	167,758	244,322
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$167,758	$244,322

LIABILITIES

Accounts payable & accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	1,394,619	1,411,079
Capital contributions payable	-	-

	1,394,619	1,421,079

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,052,642)	(1,003,039)
General Partner	(174,219)	(173,718)

	(1,226,861)	(1,176,757)

	$167,758	$244,322

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	247,905	156,063
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$248,405	$156,563

LIABILITIES

Accounts payable & accrued expenses	$10,500	$-
Accounts payable affiliates (Note C)	3,098,901	3,025,264
Capital contributions payable	9,352	9,352

	3,118,753	3,034,616

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,622,561)	(2,630,189)
General Partner	(247,787)	(247,864)

	(2,870,348)	(2,878,053)

	$248,405	$156,563

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	143,629	114,217
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$143,629	$114,217

LIABILITIES

Accounts payable & accrued expenses	$5,250	$-
Accounts payable affiliates (Note C)	2,452,849	2,427,842
Capital contributions payable	-	-

	2,458,099	2,427,842

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,006,479)	(2,005,642)
General Partner	(307,991)	(307,983)

	(2,314,470)	(2,313,625)

	$143,629	$114,217

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	190,156	278,922
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	151,952	-

	$342,108	$278,922

LIABILITIES

Accounts payable & accrued expenses	$15,000	$5,000
Accounts payable affiliates (Note C)	2,583,641	2,667,771
Capital contributions payable	9,999	9,999

	2,608,640	2,682,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(2,058,569)	(2,194,512)
General Partner	(207,963)	(209,336)

	(2,266,532)	(2,403,848)

	$342,108	$278,922

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	280,181	492,120
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$281,431	$493,370

LIABILITIES

Accounts payable & accrued expenses	$21,222	$16,222
Accounts payable affiliates (Note C)	454,022	914,217
Capital contributions payable	-	-

	475,244	930,439

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 are outstanding	65,569	(175,254)
General Partner	(259,382)	(261,815)

	(193,813)	(437,069)

	$281,431	$493,370

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	377,409	563,940
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	5,400	5,400

	$382,809	$569,340

LIABILITIES

Accounts payable & accrued expenses	$16,351	$5,101
Accounts payable affiliates (Note C)	1,919,750	2,560,808
Capital contributions payable	14,490	14,490

	1,950,591	2,580,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	(1,211,851)	(1,650,695)
General Partner	(355,931)	(360,364)

	(1,567,782)	(2,011,059)

	$382,809	$569,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	239,508	312,310
Notes receivable	-	-
Acquisition costs net	32,696	65,391
Other assets	7,233	7,233

	$279,437	$384,934

LIABILITIES

Accounts payable & accrued expenses	$7,500	$-
Accounts payable affiliates (Note C)	1,565,437	2,175,083
Capital contributions payable	10,020	10,020

	1,582,957	2,185,103

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,084,037)	(1,575,720)
General Partner	(219,483)	(224,449)

	(1,303,520)	(1,800,169)

	$279,437	$384,934

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	452,819	329,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$456,369	$332,706

LIABILITIES

Accounts payable & accrued expenses	$16,195	$5,070
Accounts payable affiliates (Note C)	1,554,568	1,660,464
Capital contributions payable	40,968	40,968

	1,611,731	1,706,502

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 4,000,238 are outstanding	(800,060)	(1,016,310)
General Partner	(355,302)	(357,486)

	(1,155,362)	(1,373,796)

	$456,369	$332,706

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	151,612	246,671
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$151,612	$246,671

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,342,303	3,226,601
Capital contributions payable	10,197	10,197

	3,352,500	3,236,798

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,830,232)	(2,621,579)
General Partner	(370,656)	(368,548)

	(3,200,888)	(2,990,127)

	$151,612	$246,671

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	264,202	304,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	500	500

	$264,702	$305,031

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,458,091	1,470,602
Capital contributions payable	127,396	127,396

	1,585,487	1,597,998

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,080,521)	(1,052,981)
General Partner	(240,264)	(239,986)

	(1,320,785)	(1,292,967)

	$264,702	$305,031

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	246,000	185,230
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$271,000	$210,230

LIABILITIES

Accounts payable & accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	2,792,323	2,711,114
Capital contributions payable	66,294	66,294

	2,863,617	2,777,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,187,433)	(2,162,248)
General Partner	(405,184)	(404,930)

	(2,592,617)	(2,567,178)

	$271,000	$210,230

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	358,033	429,921
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	-	-

	$404,941	$476,829

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,701,153	2,634,439
Capital contributions payable	173,561	173,561

	2,874,714	2,808,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,698 are outstanding	(2,038,713)	(1,901,497)
General Partner	(431,060)	(429,674)

	(2,469,773)	(2,331,171)

	$404,941	$476,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	230,447	277,132
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$230,447	$277,132

LIABILITIES

Accounts payable & accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,781,274	1,769,570
Capital contributions payable	69,154	69,154

	1,853,831	1,842,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,381,370)	(1,323,565)
General Partner	(242,014)	(241,430)

	(1,623,384)	(1,564,995)

	$230,447	$277,132

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,927	14,637
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,927	$14,637

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,492,755	3,340,741
Capital contributions payable	-	-

	3,492,755	3,340,741

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(3,155,530)	(2,992,453)
General Partner	(335,298)	(333,651)

	(3,490,828)	(3,326,104)

	$1,927	$14,637

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	158,239	118,570
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$158,239	$118,570

LIABILITIES

Accounts payable & accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	1,954,052	1,842,062
Capital contributions payable	-	-

	1,959,052	1,842,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,500,780)	(1,424,232)
General Partner	(300,033)	(299,260)

	(1,800,813)	(1,723,492)

	$158,239	$118,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	136,425	159,780
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$136,425	$159,780

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,056,720	2,001,422
Capital contributions payable	-	-

	2,056,720	2,001,422

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(1,722,428)	(1,644,562)
General Partner	(197,867)	(197,080)

	(1,920,295)	(1,841,642)

	$136,425	$159,780

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	323,975	378,738
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$323,975	$378,738

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,864,851	1,837,419
Capital contributions payable	138,438	138,438

	2,003,289	1,975,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,446,957)	(1,365,584)
General Partner	(232,357)	(231,535)

	(1,679,314)	(1,597,119)

	$323,975	$378,738

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$30,033

OTHER ASSETS
Cash and cash equivalents	160,973	224,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$160,973	$254,189

LIABILITIES

Accounts payable & accrued expenses	$3,480	$-
Accounts payable affiliates (Note C)	1,495,232	1,488,032
Capital contributions payable	-	-

	1,498,712	1,488,032

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(1,106,077)	(1,003,220)
General Partner	(231,662)	(230,623)

	(1,337,739)	(1,233,843)

	$160,973	$254,189

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$35,003	$127,952

OTHER ASSETS
Cash and cash equivalents	165,684	182,356
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$200,687	$310,308

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,367,699	1,324,299
Capital contributions payable	-	-

	1,367,699	1,324,299

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	(958,900)	(807,409)
General Partner	(208,112)	(206,582)

	(1,167,012)	(1,013,991)

	$200,687	$310,308

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$202,163	$307,320

OTHER ASSETS
Cash and cash equivalents	62,572	81,751
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$264,735	$389,071

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,506,223	2,406,215
Capital contributions payable	102	102

	2,506,325	2,406,317

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	(1,994,231)	(1,772,130)
General Partner	(247,359)	(245,116)

	(2,241,590)	(2,017,246)

	$264,735	$389,071

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$671,208	$892,598

OTHER ASSETS
Cash and cash equivalents	150,786	194,350
Notes receivable	-	-
Acquisition costs net	169,956	226,608
Other assets	1,218	1,218

	$993,168	$1,314,774

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,750,174	2,656,140
Capital contributions payable	100	100

	2,750,274	2,656,240

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	(1,490,366)	(1,078,882)
General Partner	(266,740)	(262,584)

	(1,757,106)	(1,341,466)

	$993,168	$1,314,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,612,988	$1,676,228

OTHER ASSETS
Cash and cash equivalents	312,449	341,295
Notes receivable	22,790	22,790
Acquisition costs net	311,222	345,802
Other assets	51,003	51,003

	$2,310,452	$2,437,118

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,798,423	1,773,533
Capital contributions payable	73,433	73,433

	1,871,856	1,846,966

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	675,149	825,189
General Partner	(236,553)	(235,037)

	438,596	590,152

	$2,310,452	$2,437,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,836,936	$4,021,942

OTHER ASSETS
Cash and cash equivalents	265,237	226,214
Notes receivable	-	-
Acquisition costs net	300,564	333,960
Other assets	107,445	85,341

	$4,510,182	$4,667,457

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,088,058	1,959,668
Capital contributions payable	121,112	121,112

	2,209,170	2,080,780

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	2,599,524	2,882,332
General Partner	(298,512)	(295,655)

	2,301,012	2,586,677

	$4,510,182	$4,667,457

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,194,010	$2,365,868

OTHER ASSETS
Cash and cash equivalents	378,631	423,458
Notes receivable	-	-
Acquisition costs net	1,272,590	1,413,990
Other assets	27,021	-

	$3,872,252	$4,203,316

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,210,553	1,093,203
Capital contributions payable	254,640	254,640

	1,465,193	1,347,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	2,620,437	3,064,367
General Partner	(213,378)	(208,894)

	2,407,059	2,855,473

	$3,872,252	$4,203,316

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,834,359	$8,228,807

OTHER ASSETS
Cash and cash equivalents	280,774	462,109
Notes receivable	-	-
Acquisition costs net	80,170	89,078
Other assets	-	-

	$8,195,303	$8,779,994

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	983,839	1,000,557
Capital contributions payable	16,724	16,724

	1,000,563	1,017,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	7,476,455	8,038,748
General Partner	(281,715)	(276,035)

	7,194,740	7,762,713

	$8,195,303	$8,779,994

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,561,732	$8,838,302

OTHER ASSETS
Cash and cash equivalents	195,796	305,141
Notes receivable	-	-
Acquisition costs net	83,452	92,724
Other assets	-	-

	$8,840,980	$9,236,167

LIABILITIES

Accounts payable & accrued expenses	$-	$-
Accounts payable affiliates (Note C)	802,539	777,775
Capital contributions payable	-	-

	802,539	777,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	8,220,800	8,636,551
General Partner	(182,359)	(178,159)

	8,038,441	8,458,392

	$8,840,980	$9,236,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$88,030	$8,459
Other income	93,983	69,452

	182,013	77,911

Share of income (loss) from Operating Partnerships (Note D)	59,668	(669,104)

Expenses
Professional fees	623,426	485,708
Fund management fee, net (Note C)	1,077,890	1,336,263
Amortization	158,451	244,133
General and administrative expenses	101,849	120,772

	1,961,616	2,186,876

NET INCOME (LOSS)	$(1,719,935)	$(2,778,069)

Net income (loss) allocated to assignees	$(1,702,734)	$(2,750,288)

Net income (loss) allocated to general partner	$(17,201)	$(27,781)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2012	2011

Income
Interest income	$194	$483
Other income	1,875	625

	2,069	1,108

Share of income (loss) from Operating Partnerships (Note D)	-	33,000

Expenses
Professional fees	20,383	17,340
Fund management fee, net (Note C)	24,994	46,618
Amortization	-	-
General and administrative expenses	4,011	4,139

	49,388	68,097

NET INCOME (LOSS)	$(47,319)	$(33,989)

Net income (loss) allocated to assignees	$(46,846)	$(33,649)

Net income (loss) allocated to general partner	$(473)	$(340)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2012	2011

Income
Interest income	$146	$259
Other income	3,559	6,692

	3,705	6,951

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,166	12,357
Fund management fee, net (Note C)	13,719	17,829
Amortization	-	-
General and administrative expenses	3,166	3,392

	33,051	33,578

NET INCOME (LOSS)	$(29,346)	$(26,627)

Net income (loss) allocated to assignees	$(29,053)	$(26,361)

Net income (loss) allocated to general partner	$(293)	$(266)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2012	2011

Income
Interest income	$83	$80
Other income	-	-

	83	80

Share of income (loss) from Operating Partnerships (Note D)	99,675	-

Expenses
Professional fees	23,208	19,169
Fund management fee, net (Note C)	33,409	47,720
Amortization	-	-
General and administrative expenses	3,603	3,779

	60,220	70,668

NET INCOME (LOSS)	$39,538	$(70,588)

Net income (loss) allocated to assignees	$39,143	$(69,882)

Net income (loss) allocated to general partner	$395	$(706)

Net income (loss) per BAC	$.02	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2012	2011

Income
Interest income	$82	$105
Other income	-	-

	82	105

Share of income (loss) from Operating Partnerships (Note D)	12,750	-

Expenses
Professional fees	19,778	16,915
Fund management fee, net (Note C)	30,063	40,497
Amortization	-	-
General and administrative expenses	3,888	4,027

	53,729	61,439

NET INCOME (LOSS)	$(40,897)	$(61,334)

Net income (loss) allocated to assignees	$(40,488)	$(60,721)

Net income (loss) allocated to general partner	$(409)	$(613)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2012	2011

Income
Interest income	$182	$300
Other income	2,610	13,918

	2,792	14,218

Share of income (loss) from Operating Partnerships (Note D)	186,742	107,131

Expenses
Professional fees	22,451	16,811
Fund management fee, net (Note C)	21,743	31,748
Amortization	-	-
General and administrative expenses	3,340	3,550

	47,534	52,109

NET INCOME (LOSS)	$142,000	$69,240

Net income (loss) allocated to assignees	$140,580	$68,548

Net income (loss) allocated to general partner	$1,420	$692

Net income (loss) per BAC	$.06	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2012	2011

Income
Interest income	$344	$863
Other income	740	28,616

	1,084	29,479

Share of income (loss) from Operating Partnerships (Note D)	255,807	190,454

Expenses
Professional fees	20,431	16,773
Fund management fee, net (Note C)	17,398	24,809
Amortization	-	-
General and administrative expenses	3,623	3,880

	41,452	45,462

NET INCOME (LOSS)	$215,439	$174,471

Net income (loss) allocated to assignees	$213,285	$172,726

Net income (loss) allocated to general partner	$2,154	$1,745

Net income (loss) per BAC	$.07	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2012	2011

Income
Interest income	$328	$133
Other income	18,517	19,646

	18,845	19,779

Share of income (loss) from Operating Partnerships (Note D)	42,251	-

Expenses
Professional fees	34,753	27,086
Fund management fee, net (Note C)	43,196	66,052
Amortization	-	-
General and administrative expenses	4,235	4,366

	82,184	97,504

NET INCOME (LOSS)	$(21,088)	$(77,725)

Net income (loss) allocated to assignees	$(20,877)	$(76,948)

Net income (loss) allocated to general partner	$(211)	$(777)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2012	2011

Income
Interest income	$249	$328
Other income	-	-

	249	328

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,974	15,255
Fund management fee, net (Note C)	4,796	55,428
Amortization	16,347	16,348
General and administrative expenses	3,360	3,547

	43,477	90,578

NET INCOME (LOSS)	$(43,228)	$(90,250)

Net income (loss) allocated to assignees	$(42,796)	$(89,348)

Net income (loss) allocated to general partner	$(432)	$(902)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2012	2011

Income
Interest income	$263	$519
Other income	531	(54,790)

	794	(54,271)

Share of income (loss) from Operating Partnerships (Note D)	44,775	-

Expenses
Professional fees	25,629	19,475
Fund management fee, net (Note C)	21,362	82,779
Amortization	-	-
General and administrative expenses	3,930	4,076

	50,921	106,330

NET INCOME (LOSS)	$(5,352)	$(160,601)

Net income (loss) allocated to assignees	$(5,298)	$(158,995)

Net income (loss) allocated to general partner	$(54)	$(1,606)

Net income (loss) per BAC	$(.00)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2012	2011

Income
Interest income	$145	$324
Other income	3,001	1

	3,146	325

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	46,815	18,486
Fund management fee, net (Note C)	79,226	71,526
Amortization	-	-
General and administrative expenses	4,072	4,787

	130,113	94,799

NET INCOME (LOSS)	$(126,967)	$(94,474)

Net income (loss) allocated to assignees	$(125,697)	$(93,529)

Net income (loss) allocated to general partner	$(1,270)	$(945)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2012	2011

Income
Interest income	$227	$512
Other income	3,835	2,004

	4,062	2,516

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,184	16,343
Fund management fee, net (Note C)	33,065	33,085
Amortization	-	-
General and administrative expenses	3,754	4,003

	57,003	53,431

NET INCOME (LOSS)	$(52,941)	$(50,915)

Net income (loss) allocated to assignees	$(52,412)	$(50,406)

Net income (loss) allocated to general partner	$(529)	$(509)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2012	2011

Income
Interest income	$140	$281
Other income	1,631	1,216

	1,771	1,497

Share of income (loss) from Operating Partnerships (Note D)	48,230	-

Expenses
Professional fees	25,894	19,738
Fund management fee, net (Note C)	16,730	81,870
Amortization	-	-
General and administrative expenses	4,530	4,737

	47,154	106,345

NET INCOME (LOSS)	$2,847	$(104,848)

Net income (loss) allocated to assignees	$2,819	$(103,800)

Net income (loss) allocated to general partner	$28	$(1,048)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2012	2011

Income
Interest income	$276	$560
Other income	9,300	664

	9,576	1,224

Share of income (loss) from Operating Partnerships (Note D)	-	(31,308)

Expenses
Professional fees	19,887	17,014
Fund management fee, net (Note C)	61,263	55,826
Amortization	-	-
General and administrative expenses	4,623	4,829

	85,773	77,669

NET INCOME (LOSS)	$(76,197)	$(107,753)

Net income (loss) allocated to assignees	$(75,435)	$(106,675)

Net income (loss) allocated to general partner	$(762)	$(1,078)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2012	2011

Income
Interest income	$174	$284
Other income	14,721	1,779

	14,895	2,063

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,344	13,146
Fund management fee, net (Note C)	18,182	27,036
Amortization	-	-
General and administrative expenses	3,577	4,779

	37,103	44,961

NET INCOME (LOSS)	$(22,208)	$(42,898)

Net income (loss) allocated to assignees	$(21,986)	$(42,469)

Net income (loss) allocated to general partner	$(222)	$(429)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2012	2011

Income
Interest income	$-	$18
Other income	1,539	12,102

	1,539	12,120

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,369	23,210
Fund management fee, net (Note C)	72,099	67,660
Amortization	-	-
General and administrative expenses	4,064	5,244

	94,532	96,114

NET INCOME (LOSS)	$(92,993)	$(83,994)

Net income (loss) allocated to assignees	$(92,063)	$(83,154)

Net income (loss) allocated to general partner	$(930)	$(840)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2012	2011

Income
Interest income	$33	$81
Other income	69	3,475

	102	3,556

Share of income (loss) from Operating Partnerships (Note D)	52,500	(30,676)

Expenses
Professional fees	18,974	14,332
Fund management fee, net (Note C)	45,400	24,590
Amortization	-	-
General and administrative expenses	4,007	5,190

	68,381	44,112

NET INCOME (LOSS)	$(15,779)	$(71,232)

Net income (loss) allocated to assignees	$(15,621)	$(70,520)

Net income (loss) allocated to general partner	$(158)	$(712)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2012	2011

Income
Interest income	$57	$65
Other income	1,347	1,345

	1,404	1,410

Share of income (loss) from Operating Partnerships (Note D)	-	(32,877)

Expenses
Professional fees	19,306	14,510
Fund management fee, net (Note C)	39,465	36,222
Amortization	-	-
General and administrative expenses	3,385	4,593

	62,156	55,325

NET INCOME (LOSS)	$(60,752)	$(86,792)

Net income (loss) allocated to assignees	$(60,144)	$(85,924)

Net income (loss) allocated to general partner	$(608)	$(868)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2012	2011

Income
Interest income	$242	$472
Other income	13,151	31,538

	13,393	32,010

Share of income (loss) from Operating Partnerships (Note D)	-	56,118

Expenses
Professional fees	14,664	11,714
Fund management fee, net (Note C)	43,216	43,216
Amortization	-	-
General and administrative expenses	3,467	4,673

	61,347	59,603

NET INCOME (LOSS)	$(47,954)	$28,525

Net income (loss) allocated to assignees	$(47,474)	$28,240

Net income (loss) allocated to general partner	$(480)	$285

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2012	2011

Income
Interest income	$86	$93
Other income	16,841	-

	16,927	93

Share of income (loss) from Operating Partnerships (Note D)	-	(50,191)

Expenses
Professional fees	19,318	14,653
Fund management fee, net (Note C)	35,895	37,600
Amortization	-	-
General and administrative expenses	3,548	4,778

	58,761	57,031

NET INCOME (LOSS)	$(41,834)	$(107,129)

Net income (loss) allocated to assignees	$(41,416)	$(106,058)

Net income (loss) allocated to general partner	$(418)	$(1,071)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2012	2011

Income
Interest income	$141	$435
Other income	-	-

	141	435

Share of income (loss) from Operating Partnerships (Note D)	(32,780)	(3,069)

Expenses
Professional fees	16,934	14,612
Fund management fee, net (Note C)	24,412	34,200
Amortization	-	-
General and administrative expenses	3,349	4,340

	44,695	53,152

NET INCOME (LOSS)	$(77,334)	$(55,786)

Net income (loss) allocated to assignees	$(76,561)	$(55,228)

Net income (loss) allocated to general partner	$(773)	$(558)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2012	2011

Income
Interest income	$16	$63
Other income	-	-

	16	63

Share of income (loss) from Operating Partnerships (Note D)	(39,188)	(106,781)

Expenses
Professional fees	25,353	18,544
Fund management fee, net (Note C)	47,712	50,004
Amortization	-	-
General and administrative expenses	3,349	4,426

	76,414	72,974

NET INCOME (LOSS)	$(115,586)	$(179,692)

Net income (loss) allocated to assignees	$(114,430)	$(177,895)

Net income (loss) allocated to general partner	$(1,156)	$(1,797)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2012	2011

Income
Interest income	$138	$297
Other income	-	-

	138	297

Share of income (loss) from Operating Partnerships (Note D)	(114,132)	(168,973)

Expenses
Professional fees	26,504	21,152
Fund management fee, net (Note C)	54,742	56,041
Amortization	28,326	38,204
General and administrative expenses	3,587	4,707

	113,159	120,104

NET INCOME (LOSS)	$(227,153)	$(288,780)

Net income (loss) allocated to assignees	$(224,881)	$(285,892)

Net income (loss) allocated to general partner	$(2,272)	$(2,888)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2012	2011

Income
Interest income	$32,214	$126
Other income	716	621

	32,930	747

Share of income (loss) from Operating Partnerships (Note D)	(20,973)	(47,863)

Expenses
Professional fees	27,449	21,638
Fund management fee, net (Note C)	46,872	52,130
Amortization	17,290	17,928
General and administrative expenses	3,782	4,941

	95,393	96,637

NET INCOME (LOSS)	$(83,436)	$(143,753)

Net income (loss) allocated to assignees	$(82,602)	$(142,315)

Net income (loss) allocated to general partner	$(834)	$(1,438)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2012	2011

Income
Interest income	$51,626	$174
Other income	-	-

	51,626	174

Share of income (loss) from Operating Partnerships (Note D)	(103,945)	(140,362)

Expenses
Professional fees	29,114	24,167
Fund management fee, net (Note C)	58,555	72,580
Amortization	16,698	24,729
General and administrative expenses	3,807	4,935

	108,174	126,411

NET INCOME (LOSS)	$(160,493)	$(266,599)

Net income (loss) allocated to assignees	$(158,888)	$(263,933)

Net income (loss) allocated to general partner	$(1,605)	$(2,666)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2012	2011

Income
Interest income	$226	$380
Other income	-	-

	226	380

Share of income (loss) from Operating Partnerships (Note D)	(78,295)	(164,076)

Expenses
Professional fees	18,469	14,357
Fund management fee, net (Note C)	63,365	50,861
Amortization	70,700	70,700
General and administrative expenses	3,503	4,557

	156,037	140,475

NET INCOME (LOSS)	$(234,106)	$(304,171)

Net income (loss) allocated to assignees	$(231,765)	$(301,129)

Net income (loss) allocated to general partner	$(2,341)	$(3,042)

Net income (loss) per BAC	$(.09)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2012	2011

Income
Interest income	$247	$612
Other income	-	-

	247	612

Share of income (loss) from Operating Partnerships (Note D)	(169,770)	(161,587)

Expenses
Professional fees	36,126	28,500
Fund management fee, net (Note C)	69,456	69,931
Amortization	4,454	68,273
General and administrative expenses	4,211	5,297

	114,247	172,001

NET INCOME (LOSS)	$(283,770)	$(332,976)

Net income (loss) allocated to assignees	$(280,932)	$(329,646)

Net income (loss) allocated to general partner	$(2,838)	$(3,330)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2012	2011

Income
Interest income	$171	$612
Other income	-	-

	171	612

Share of income (loss) from Operating Partnerships (Note D)	(123,979)	(118,044)

Expenses
Professional fees	22,949	18,411
Fund management fee, net (Note C)	57,555	58,405
Amortization	4,636	7,951
General and administrative expenses	4,078	5,200

	89,218	89,967

NET INCOME (LOSS)	$(213,026)	$(207,399)

Net income (loss) allocated to assignees	$(210,896)	$(205,325)

Net income (loss) allocated to general partner	$(2,130)	$(2,074)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2012	2011

Income
Interest income	$92,597	$17,643
Other income	522,446	239,193

	615,043	256,836

Share of income (loss) from Operating Partnerships (Note D)	629,202	(937,012)

Expenses
Professional fees	668,194	637,841
Fund management fee, net (Note C)	2,247,368	2,573,962
Amortization	316,903	488,268
General and administrative expenses	228,932	234,282

	3,461,397	3,934,353

NET INCOME (LOSS)	$(2,217,152)	$(4,614,529)

Net income (loss) allocated to assignees	$(2,194,980)	$(4,568,385)

Net income (loss) allocated to general partner	$(22,172)	$(46,144)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2012	2011

Income
Interest income	$430	$1,039
Other income	1,875	625

	2,305	1,664

Share of income (loss) from Operating Partnerships (Note D)	-	88,000

Expenses
Professional fees	20,480	22,748
Fund management fee, net (Note C)	49,928	93,632
Amortization	-	-
General and administrative expenses	10,375	8,995

	80,783	125,375

NET INCOME (LOSS)	$(78,478)	$(35,711)

Net income (loss) allocated to assignees	$(77,693)	$(35,354)

Net income (loss) allocated to general partner	$(785)	$(357)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2012	2011

Income
Interest income	$299	$536
Other income	3,559	6,911

	3,858	7,447

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,215	16,190
Fund management fee, net (Note C)	30,489	48,329
Amortization	-	-
General and administrative expenses	7,258	6,810

	53,962	71,329

NET INCOME (LOSS)	$(50,104)	$(63,882)

Net income (loss) allocated to assignees	$(49,603)	$(63,243)

Net income (loss) allocated to general partner	$(501)	$(639)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2012	2011

Income
Interest income	$169	$125
Other income	5,683	9,217

	5,852	9,342

Share of income (loss) from Operating Partnerships (Note D)	99,675	-

Expenses
Professional fees	23,277	25,533
Fund management fee, net (Note C)	65,625	88,323
Amortization	-	-
General and administrative expenses	8,920	7,791

	97,822	121,647

NET INCOME (LOSS)	$7,705	$(112,305)

Net income (loss) allocated to assignees	$7,628	$(111,182)

Net income (loss) allocated to general partner	$77	$(1,123)

Net income (loss) per BAC	$.00	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2012	2011

Income
Interest income	$152	$191
Other income	68,066	-

	68,218	191

Share of income (loss) from Operating Partnerships (Note D)	12,750	-

Expenses
Professional fees	19,867	29,562
Fund management fee, net (Note C)	52,007	77,494
Amortization	-	-
General and administrative expenses	9,939	8,639

	81,813	115,695

NET INCOME (LOSS)	$(845)	$(115,504)

Net income (loss) allocated to assignees	$(837)	$(114,349)

Net income (loss) allocated to general partner	$(8)	$(1,155)

Net income (loss) per BAC	$(.00)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2012	2011

Income
Interest income	$364	$629
Other income	4,480	16,398

	4,844	17,027

Share of income (loss) from Operating Partnerships (Note D)	214,422	107,131

Expenses
Professional fees	22,505	22,119
Fund management fee, net (Note C)	51,348	72,342
Amortization	-	-
General and administrative expenses	8,097	7,139

	81,950	101,600

NET INCOME (LOSS)	$137,316	$22,558

Net income (loss) allocated to assignees	$135,943	$22,332

Net income (loss) allocated to general partner	$1,373	$226

Net income (loss) per BAC	$.06	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2012	2011

Income
Interest income	$679	$1,323
Other income	2,160	28,616

	2,839	29,939

Share of income (loss) from Operating Partnerships (Note D)	304,132	1,065,241

Expenses
Professional fees	20,505	21,834
Fund management fee, net (Note C)	34,095	(5,360)
Amortization	-	-
General and administrative expenses	9,115	8,046

	63,715	24,520

NET INCOME (LOSS)	$243,256	$1,070,660

Net income (loss) allocated to assignees	$240,823	$1,059,953

Net income (loss) allocated to general partner	$2,433	$10,707

Net income (loss) per BAC	$.08	$.35

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2012	2011

Income
Interest income	$659	$333
Other income	23,686	23,919

	24,345	24,252

Share of income (loss) from Operating Partnerships (Note D)	580,494	-

Expenses
Professional fees	34,850	35,709
Fund management fee, net (Note C)	116,167	146,700
Amortization	-	-
General and administrative expenses	10,545	8,380

	161,562	190,789

NET INCOME (LOSS)	$443,277	$(166,537)

Net income (loss) allocated to assignees	$438,844	$(164,872)

Net income (loss) allocated to general partner	$4,433	$(1,665)

Net income (loss) per BAC	$.11	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2012	2011

Income
Interest income	$463	$661
Other income	21,576	18,648

	22,039	19,309

Share of income (loss) from Operating Partnerships (Note D)	575,945	-

Expenses
Professional fees	19,030	19,834
Fund management fee, net (Note C)	41,974	89,565
Amortization	32,695	32,696
General and administrative expenses	7,636	7,265

	101,335	149,360

NET INCOME (LOSS)	$496,649	$(130,051)

Net income (loss) allocated to assignees	$491,683	$(128,750)

Net income (loss) allocated to general partner	$4,966	$(1,301)

Net income (loss) per BAC	$.20	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2012	2011

Income
Interest income	$505	$1,097
Other income	262,660	32,644

	263,165	33,741

Share of income (loss) from Operating Partnerships (Note D)	44,775	-

Expenses
Professional fees	25,715	25,441
Fund management fee, net (Note C)	54,758	153,640
Amortization	-	-
General and administrative expenses	9,033	8,533

	89,506	187,614

NET INCOME (LOSS)	$218,434	$(153,873)

Net income (loss) allocated to assignees	$216,250	$(152,334)

Net income (loss) allocated to general partner	$2,184	$(1,539)

Net income (loss) per BAC	$.05	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2012	2011

Income
Interest income	$299	$683
Other income	3,001	10,638

	3,300	11,321

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	82,583	25,222
Fund management fee, net (Note C)	121,267	117,418
Amortization	-	-
General and administrative expenses	10,211	8,826

	214,061	151,466

NET INCOME (LOSS)	$(210,761)	$(140,145)

Net income (loss) allocated to assignees	$(208,653)	$(138,744)

Net income (loss) allocated to general partner	$(2,108)	$(1,401)

Net income (loss) per BAC	$(.05)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2012	2011

Income
Interest income	$450	$1,066
Other income	3,834	2,004

	4,284	3,070

Share of income (loss) from Operating Partnerships (Note D)	72,943	-

Expenses
Professional fees	20,240	21,913
Fund management fee, net (Note C)	76,601	74,783
Amortization	-	-
General and administrative expenses	8,204	6,610

	105,045	103,306

NET INCOME (LOSS)	$(27,818)	$(100,236)

Net income (loss) allocated to assignees	$(27,540)	$(99,234)

Net income (loss) allocated to general partner	$(278)	$(1,002)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2012	2011

Income
Interest income	$270	$597
Other income	7,598	7,074

	7,868	7,671

Share of income (loss) from Operating Partnerships (Note D)	48,230	-

Expenses
Professional fees	25,980	25,705
Fund management fee, net (Note C)	46,532	162,352
Amortization	-	-
General and administrative expenses	9,025	8,578

	81,537	196,635

NET INCOME (LOSS)	$(25,439)	$(188,964)

Net income (loss) allocated to assignees	$(25,185)	$(187,074)

Net income (loss) allocated to general partner	$(254)	$(1,890)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2012	2011

Income
Interest income	$559	$1,165
Other income	9,300	664

	9,859	1,829

Share of income (loss) from Operating Partnerships (Note D)	-	(52,794)

Expenses
Professional fees	19,982	22,707
Fund management fee, net (Note C)	118,120	122,683
Amortization	-	-
General and administrative expenses	10,359	8,884

	148,461	154,274

NET INCOME (LOSS)	$(138,602)	$(205,239)

Net income (loss) allocated to assignees	$(137,216)	$(203,187)

Net income (loss) allocated to general partner	$(1,386)	$(2,052)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2012	2011

Income
Interest income	$354	$592
Other income	14,721	1,778

	15,075	2,370

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,889	17,160
Fund management fee, net (Note C)	49,034	61,041
Amortization	-	-
General and administrative expenses	7,541	8,798

	73,464	86,999

NET INCOME (LOSS)	$(58,389)	$(84,629)

Net income (loss) allocated to assignees	$(57,805)	$(83,783)

Net income (loss) allocated to general partner	$(584)	$(846)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2012	2011

Income
Interest income	$5	$40
Other income	12,721	22,853

	12,726	22,893

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	23,841	27,386
Fund management fee, net (Note C)	145,398	140,959
Amortization	-	-
General and administrative expenses	8,211	9,641

	177,450	177,986

NET INCOME (LOSS)	$(164,724)	$(155,093)

Net income (loss) allocated to assignees	$(163,077)	$(153,542)

Net income (loss) allocated to general partner	$(1,647)	$(1,551)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2012	2011

Income
Interest income	$61	$184
Other income	69	3,475

	130	3,659

Share of income (loss) from Operating Partnerships (Note D)	52,500	(93,491)

Expenses
Professional fees	19,341	23,507
Fund management fee, net (Note C)	102,490	81,680
Amortization	-	-
General and administrative expenses	8,120	9,563

	129,951	114,750

NET INCOME (LOSS)	$(77,321)	$(204,582)

Net income (loss) allocated to assignees	$(76,548)	$(202,536)

Net income (loss) allocated to general partner	$(773)	$(2,046)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2012	2011

Income
Interest income	$119	$149
Other income	19,447	11,609

	19,566	11,758

Share of income (loss) from Operating Partnerships (Note D)	-	(54,048)

Expenses
Professional fees	19,348	18,182
Fund management fee, net (Note C)	71,894	71,527
Amortization	-	-
General and administrative expenses	6,977	8,391

	98,219	98,100

NET INCOME (LOSS)	$(78,653)	$(140,390)

Net income (loss) allocated to assignees	$(77,866)	$(138,986)

Net income (loss) allocated to general partner	$(787)	$(1,404)

Net income (loss) per BAC	$(.04)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2012	2011

Income
Interest income	$482	$984
Other income	23,092	41,499

	23,574	42,483

Share of income (loss) from Operating Partnerships (Note D)	-	105,414

Expenses
Professional fees	14,711	14,812
Fund management fee, net (Note C)	83,914	83,914
Amortization	-	-
General and administrative expenses	7,144	8,572

	105,769	107,298

NET INCOME (LOSS)	$(82,195)	$40,599

Net income (loss) allocated to assignees	$(81,373)	$40,193

Net income (loss) allocated to general partner	$(822)	$406

Net income (loss) per BAC	$(.03)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2012	2011

Income
Interest income	$183	$258
Other income	19,277	-

	19,460	258

Share of income (loss) from Operating Partnerships (Note D)	(24,773)	(112,397)

Expenses
Professional fees	19,367	18,341
Fund management fee, net (Note C)	71,936	67,578
Amortization	-	-
General and administrative expenses	7,280	8,740

	98,583	94,659

NET INCOME (LOSS)	$(103,896)	$(206,798)

Net income (loss) allocated to assignees	$(102,857)	$(204,730)

Net income (loss) allocated to general partner	$(1,039)	$(2,068)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2012	2011

Income
Interest income	$283	$934
Other income	7,345	-

	7,628	934

Share of income (loss) from Operating Partnerships (Note D)	(85,348)	(54,758)

Expenses
Professional fees	16,975	18,135
Fund management fee, net (Note C)	51,412	61,200
Amortization	-	-
General and administrative expenses	6,914	8,112

	75,301	87,447

NET INCOME (LOSS)	$(153,021)	$(141,271)

Net income (loss) allocated to assignees	$(151,491)	$(139,858)

Net income (loss) allocated to general partner	$(1,530)	$(1,413)

Net income (loss) per BAC	$(.07)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2012	2011

Income
Interest income	$36	$144
Other income	7,580	-

	7,616	144

Share of income (loss) from Operating Partnerships (Note D)	(102,332)	(234,373)

Expenses
Professional fees	25,399	23,687
Fund management fee, net (Note C)	97,041	97,716
Amortization	-	-
General and administrative expenses	7,188	8,473

	129,628	129,876

NET INCOME (LOSS)	$(224,344)	$(364,105)

Net income (loss) allocated to assignees	$(222,101)	$(360,464)

Net income (loss) allocated to general partner	$(2,243)	$(3,641)

Net income (loss) per BAC	$(.08)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2012	2011

Income
Interest income	$281	$622
Other income	-	-

	281	622

Share of income (loss) from Operating Partnerships (Note D)	(218,470)	(312,104)

Expenses
Professional fees	26,620	26,646
Fund management fee, net (Note C)	106,237	104,161
Amortization	56,652	76,408
General and administrative expenses	7,942	9,329

	197,451	216,544

NET INCOME (LOSS)	$(415,640)	$(528,026)

Net income (loss) allocated to assignees	$(411,484)	$(522,746)

Net income (loss) allocated to general partner	$(4,156)	$(5,280)

Net income (loss) per BAC	$(.14)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2012	2011

Income
Interest income	$32,409	$335
Other income	716	621

	33,125	956

Share of income (loss) from Operating Partnerships (Note D)	(17,138)	(33,353)

Expenses
Professional fees	27,558	27,994
Fund management fee, net (Note C)	96,533	84,436
Amortization	34,580	35,858
General and administrative expenses	8,872	10,337

	167,543	158,625

NET INCOME (LOSS)	$(151,556)	$(191,022)

Net income (loss) allocated to assignees	$(150,040)	$(189,112)

Net income (loss) allocated to general partner	$(1,516)	$(1,910)

Net income (loss) per BAC	$(.05)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2012	2011

Income
Interest income	$51,736	$438
Other income	-	-

	51,736	438

Share of income (loss) from Operating Partnerships (Note D)	(142,977)	(255,518)

Expenses
Professional fees	29,183	31,558
Fund management fee, net (Note C)	123,450	122,670
Amortization	33,396	49,458
General and administrative expenses	8,395	9,890

	194,424	213,576

NET INCOME (LOSS)	$(285,665)	$(468,656)

Net income (loss) allocated to assignees	$(282,808)	$(463,969)

Net income (loss) allocated to general partner	$(2,857)	$(4,687)

Net income (loss) per BAC	$(.08)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2012	2011

Income
Interest income	$480	$923
Other income	-	-

	480	923

Share of income (loss) from Operating Partnerships (Note D)	(159,821)	(401,391)

Expenses
Professional fees	18,523	17,909
Fund management fee, net (Note C)	121,540	80,473
Amortization	141,400	141,400
General and administrative expenses	7,610	8,985

	289,073	248,767

NET INCOME (LOSS)	$(448,414)	$(649,235)

Net income (loss) allocated to assignees	$(443,930)	$(642,743)

Net income (loss) allocated to general partner	$(4,484)	$(6,492)

Net income (loss) per BAC	$(.16)	$(.24)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2012	2011

Income
Interest income	$522	$1,263
Other income	-	-

	522	1,263

Share of income (loss) from Operating Partnerships (Note D)	(362,644)	(392,636)

Expenses
Professional fees	36,202	35,032
Fund management fee, net (Note C)	151,349	154,060
Amortization	8,908	136,546
General and administrative expenses	9,392	10,986

	205,851	336,624

NET INCOME (LOSS)	$(567,973)	$(727,997)

Net income (loss) allocated to assignees	$(562,293)	$(720,717)

Net income (loss) allocated to general partner	$(5,680)	$(7,280)

Net income (loss) per BAC	$(.14)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2012	2011

Income
Interest income	$348	$1,332
Other income	-	-

	348	1,332

Share of income (loss) from Operating Partnerships (Note D)	(263,161)	(305,935)

Expenses
Professional fees	23,008	22,975
Fund management fee, net (Note C)	116,229	120,646
Amortization	9,272	15,902
General and administrative expenses	8,629	9,969

	157,138	169,492

NET INCOME (LOSS)	$(419,951)	$(474,095)

Net income (loss) allocated to assignees	$(415,751)	$(469,354)

Net income (loss) allocated to general partner	$(4,200)	$(4,741)

Net income (loss) per BAC	$(.14)	$(.16)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(11,386,367)	$(7,353,623)	$(18,739,990)

Net income (loss)	(2,194,980)	(22,172)	(2,217,152)

Partners' capital (deficit), September 30, 2012	$(13,581,347)	$(7,375,795)	$(20,957,142)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2012	$(1,431,851)	$(325,829)	$(1,757,680)

Net income (loss)	(77,693)	(785)	(78,478)

Partners' capital (deficit), September 30, 2012	$(1,509,544)	$(326,614)	$(1,836,158)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2012	$(1,003,039)	$(173,718)	$(1,176,757)

Net income (loss)	(49,603)	(501)	(50,104)

Partners' capital (deficit), September 30, 2012	$(1,052,642)	$(174,219)	$(1,226,861)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2012	$(2,630,189)	$(247,864)	$(2,878,053)

Net income (loss)	7,628	77	7,705

Partners' capital (deficit), September 30, 2012	$(2,622,561)	$(247,787)	$(2,870,348)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2012	$(2,005,642)	$(307,983)	$(2,313,625)

Net income (loss)	(837)	(8)	(845)

Partners' capital (deficit), September 30, 2012	$(2,006,479)	$(307,991)	$(2,314,470)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2012	$(2,194,512)	$(209,336)	$(2,403,848)

Net income (loss)	135,943	1,373	137,316

Partners' capital (deficit), September 30, 2012	$(2,058,569)	$(207,963)	$(2,266,532)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2012	$(175,254)	$(261,815)	$(437,069)

Net income (loss)	240,823	2,433	243,256

Partners' capital (deficit), September 30, 2012	$65,569	$(259,382)	$(193,813)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2012	$(1,650,695)	$(360,364)	$(2,011,059)

Net income (loss)	438,844	4,433	443,277

Partners' capital (deficit), September 30, 2012	$(1,211,851)	$(355,931)	$(1,567,782)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2012	$(1,575,720)	$(224,449)	$(1,800,169)

Net income (loss)	491,683	4,966	496,649

Partners' capital (deficit), September 30, 2012	$(1,084,037)	$(219,483)	$(1,303,520)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2012	$(1,016,310)	$(357,486)	$(1,373,796)

Net income (loss)	216,250	2,184	218,434

Partners' capital (deficit), September 30, 2012	$(800,060)	$(355,302)	$(1,155,362)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2012	$(2,621,579)	$(368,548)	$(2,990,127)

Net income (loss)	(208,653)	(2,108)	(210,761)

Partners' capital (deficit), September 30, 2012	$(2,830,232)	$(370,656)	$(3,200,888)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2012	$(1,052,981)	$(239,986)	$(1,292,967)

Net income (loss)	(27,540)	(278)	(27,818)

Partners' capital (deficit), September 30, 2012	$(1,080,521)	$(240,264)	$(1,320,785)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2012	$(2,162,248)	$(404,930)	$(2,567,178)

Net income (loss)	(25,185)	(254)	(25,439)

Partners' capital (deficit), September 30, 2012	$(2,187,433)	$(405,184)	$(2,592,617)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2012	$(1,901,497)	$(429,674)	$(2,331,171)

Net income (loss)	(137,216)	(1,386)	(138,602)

Partners' capital (deficit), September 30, 2012	$(2,038,713)	$(431,060)	$(2,469,773)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2012	$(1,323,565)	$(241,430)	$(1,564,995)

Net income (loss)	(57,805)	(584)	(58,389)

Partners' capital (deficit), September 30, 2012	$(1,381,370)	$(242,014)	$(1,623,384)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2012	$(2,992,453)	$(333,651)	$(3,326,104)

Net income (loss)	(163,077)	(1,647)	(164,724)

Partners' capital (deficit), September 30, 2012	$(3,155,530)	$(335,298)	$(3,490,828)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2012	$(1,424,232)	$(299,260)	$(1,723,492)

Net income (loss)	(76,548)	(773)	(77,321)

Partners' capital (deficit), September 30, 2012	$(1,500,780)	$(300,033)	$(1,800,813)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2012	$(1,644,562)	$(197,080)	$(1,841,642)

Net income (loss)	(77,866)	(787)	(78,653)

Partners' capital (deficit), September 30, 2012	$(1,722,428)	$(197,867)	$(1,920,295)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2012	$(1,365,584)	$(231,535)	$(1,597,119)

Net income (loss)	(81,373)	(822)	(82,195)

Partners' capital (deficit), September 30, 2012	$(1,446,957)	$(232,357)	$(1,679,314)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2012	$(1,003,220)	$(230,623)	$(1,233,843)

Net income (loss)	(102,857)	(1,039)	(103,896)

Partners' capital (deficit), September 30, 2012	$(1,106,077)	$(231,662)	$(1,337,739)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2012	$(807,409)	$(206,582)	$(1,013,991)

Net income (loss)	(151,491)	(1,530)	(153,021)

Partners' capital (deficit), September 30, 2012	$(958,900)	$(208,112)	$(1,167,012)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2012	$(1,772,130)	$(245,116)	$(2,017,246)

Net income (loss)	(222,101)	(2,243)	(224,344)

Partners' capital (deficit), September 30, 2012	$(1,994,231)	$(247,359)	$(2,241,590)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2012	$(1,078,882)	$(262,584)	$(1,341,466)

Net income (loss)	(411,484)	(4,156)	(415,640)

Partners' capital (deficit), September 30, 2012	$(1,490,366)	$(266,740)	$(1,757,106)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2012	$825,189	$(235,037)	$590,152

Net income (loss)	(150,040)	(1,516)	(151,556)

Partners' capital (deficit), September 30, 2012	$675,149	$(236,553)	$438,596

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2012	$2,882,332	$(295,655)	$2,586,677

Net income (loss)	(282,808)	(2,857)	(285,665)

Partners' capital (deficit), September 30, 2012	$2,599,524	$(298,512)	$2,301,012

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2012	$3,064,367	$(208,894)	$2,855,473

Net income (loss)	(443,930)	(4,484)	(448,414)

Partners' capital (deficit), September 30, 2012	$2,620,437	$(213,378)	$2,407,059

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2012	$8,038,748	$(276,035)	$7,762,713

Net income (loss)	(562,293)	(5,680)	(567,973)

Partners' capital (deficit), September 30, 2012	$7,476,455	$(281,715)	$7,194,740

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2012	$8,636,551	$(178,159)	$8,458,392

Net income (loss)	(415,751)	(4,200)	(419,951)

Partners' capital (deficit), September 30, 2012	$8,220,800	$(182,359)	$8,038,441

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(2,217,152)	$(4,614,529)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	316,903	488,268
Distributions from Operating Partnerships	163,987	224,978
Share of (Income) Loss from Operating Partnerships	(629,202)	937,012
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	64,105	(69,386)
Increase in other assets	(201,077)	(66,751)
(Decrease) Increase in accounts payable affiliates	(895,237)	2,289,068

Net cash (used in) provided by operating activities	(3,397,673)	(811,340)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,005,866	1,260,372

Net cash provided by investing activities	2,005,866	1,260,372

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,391,807)	449,032

Cash and cash equivalents, beginning	7,526,780	7,926,372

Cash and cash equivalents, ending	$6,134,973	$8,375,404

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(78,478)	$(35,711)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(88,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,124
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(209,366)	98,514

Net cash (used in) provided by operating activities	(287,844)	(23,073)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	88,000

Net cash provided by investing activities	-	88,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(287,844)	64,927

Cash and cash equivalents, beginning	479,690	245,496

Cash and cash equivalents, ending	$191,846	$310,423

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2012	2011

Cash flows from operating activities:
Net income (loss)	$(50,104)	$(63,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(16,460)	(105,039)

Net cash (used in) provided by operating activities	(76,564)	(168,921)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,564)	(168,921)

Cash and cash equivalents, beginning	244,322	338,841

Cash and cash equivalents, ending	$167,758	$169,920

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement
Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2012	2011

Cash flows from operating activities:

Net income (loss)	$7,705	$(112,305)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(99,675)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,500	(7,500)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	73,637	(55,563)

Net cash (used in) provided by operating activities	(7,833)	(175,368)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	99,675	-

Net cash provided by investing activities	99,675	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	91,842	(175,368)

Cash and cash equivalents, beginning	156,063	344,376

Cash and cash equivalents, ending	$247,905	$169,008

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(845)	$(115,504)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(12,750)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,250	(7,500)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	25,007	(83,162)

Net cash (used in) provided by operating activities	16,662	(206,166)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,750	-

Net cash provided by investing activities	12,750	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,412	(206,166)

Cash and cash equivalents, beginning	114,217	325,579

Cash and cash equivalents, ending	$143,629	$119,413

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2012	2011

Cash flows from operating activities:

Net income (loss)	$137,316	$22,558
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(214,422)	(107,131)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	(4,578)
Increase in other assets	(151,952)	-
(Decrease) Increase in accounts payable affiliates	(84,130)	(16,582)

Net cash (used in) provided by operating activities	(303,188)	(105,733)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	214,422	107,131

Net cash provided by investing activities	214,422	107,131

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,766)	1,398

Cash and cash equivalents, beginning	278,922	200,227

Cash and cash equivalents, ending	$190,156	$201,625

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2012	2011

Cash flows from operating activities:

Net income (loss)	$243,256	$1,070,660
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(304,132)	(1,065,241)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	6,992
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(460,195)	68,902

Net cash (used in) provided by operating activities	(516,071)	81,313

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	304,132	1,065,241

Net cash provided by investing activities	304,132	1,065,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,939)	1,146,554

Cash and cash equivalents, beginning	492,120	562,226

Cash and cash equivalents, ending	$280,181	$1,708,780

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2012	2011

Cash flows from operating activities:

Net income (loss)	$443,277	$(166,537)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(580,494)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,250	(30,000)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(641,058)	170,208

Net cash (used in) provided by operating activities	(767,025)	(26,329)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	580,494	-

Net cash provided by investing activities	580,494	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(186,531)	(26,329)

Cash and cash equivalents, beginning	563,940	476,868

Cash and cash equivalents, ending	$377,409	$450,539

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2012	2011

Cash flows from operating activities:

Net income (loss)	$496,649	$(130,051)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	32,695	32,696
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(575,945)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	(10,000)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(609,646)	62,728

Net cash (used in) provided by operating activities	(648,747)	(44,627)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	575,945	-

Net cash provided by investing activities	575,945	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,802)	(44,627)

Cash and cash equivalents, beginning	312,310	550,614

Cash and cash equivalents, ending	$239,508	$505,987

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2012	2011

Cash flows from operating activities:

Net income (loss)	$218,434	$(153,873)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(44,775)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,125	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(105,896)	167,058

Net cash (used in) provided by operating activities	78,888	13,185

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	44,775	-

Net cash provided by investing activities	44,775	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	123,663	13,185

Cash and cash equivalents, beginning	329,156	259,714

Cash and cash equivalents, ending	$452,819	$272,899

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(210,761)	$(140,145)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	115,702	165,702

Net cash (used in) provided by operating activities	(95,059)	25,557

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(95,059)	25,557

Cash and cash equivalents, beginning	246,671	214,315

Cash and cash equivalents, ending	$151,612	$239,872

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(27,818)	$(100,236)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(72,943)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(10,000)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(12,511)	(12,928)

Net cash (used in) provided by operating activities	(113,272)	(123,164)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	72,943	-

Net cash provided by investing activities	72,943	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,329)	(123,164)

Cash and cash equivalents, beginning	304,531	421,530

Cash and cash equivalents, ending	$264,202	$298,366

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(25,439)	$(188,964)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(48,230)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	81,209	182,076

Net cash (used in) provided by operating activities	12,540	(6,888)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	48,230	-

Net cash provided by investing activities	48,230	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,770	(6,888)

Cash and cash equivalents, beginning	185,230	181,199

Cash and cash equivalents, ending	$246,000	$174,311

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(138,602)	$(205,239)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	52,794
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66,714	141,714

Net cash (used in) provided by operating activities	(71,888)	(10,731)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(71,888)	(10,731)

Cash and cash equivalents, beginning	429,921	495,360

Cash and cash equivalents, ending	$358,033	$484,629

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(58,389)	$(84,629)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	11,704	68,010

Net cash (used in) provided by operating activities	(46,685)	(16,619)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(46,685)	(16,619)

Cash and cash equivalents, beginning	277,132	240,231

Cash and cash equivalents, ending	$230,447	$223,612

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(164,724)	$(155,093)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	(66,751)
(Decrease) Increase in accounts payable affiliates	152,014	162,873

Net cash (used in) provided by operating activities	(12,710)	(58,971)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,710)	(58,971)

Cash and cash equivalents, beginning	14,637	64,486

Cash and cash equivalents, ending	$1,927	$5,515

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(77,321)	$(204,582)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(52,500)	93,491
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	111,990	114,180

Net cash (used in) provided by operating activities	(12,831)	3,089

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	52,500	-

Net cash provided by investing activities	52,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,669	3,089

Cash and cash equivalents, beginning	118,570	116,848

Cash and cash equivalents, ending	$158,239	$119,937

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(78,653)	$(140,390)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	-	54,048
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	55,298	80,298

Net cash (used in) provided by operating activities	(23,355)	(2,386)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,355)	(2,386)

Cash and cash equivalents, beginning	159,780	133,266

Cash and cash equivalents, ending	$136,425	$130,880

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(82,195)	$40,599
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	-	(105,414)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	27,432	102,432

Net cash (used in) provided by operating activities	(54,763)	41,275

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(54,763)	41,275

Cash and cash equivalents, beginning	378,738	346,391

Cash and cash equivalents, ending	$323,975	$387,666

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(103,896)	$(206,798)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	5,260	45,718
Share of (Income) Loss from Operating Partnerships	24,773	112,397
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,480	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	7,200	13,009

Net cash (used in) provided by operating activities	(63,183)	(35,674)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,183)	(35,674)

Cash and cash equivalents, beginning	224,156	235,617

Cash and cash equivalents, ending	$160,973	$199,943

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(153,021)	$(141,271)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	7,601	15,288
Share of (Income) Loss from Operating Partnerships	85,348	54,758
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	43,400	68,400

Net cash (used in) provided by operating activities	(16,672)	(2,825)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,672)	(2,825)

Cash and cash equivalents, beginning	182,356	187,805

Cash and cash equivalents, ending	$165,684	$184,980

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(224,344)	$(364,105)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	2,825	-
Share of (Income) Loss from Operating Partnerships	102,332	234,373
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	100,008	100,008

	-	-
Net cash (used in) provided by operating activities	(19,179)	(29,724)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,179)	(29,724)

Cash and cash equivalents, beginning	81,751	109,745

Cash and cash equivalents, ending	$62,572	$80,021

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(415,640)	$(528,026)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	56,652	76,408
Distributions from Operating Partnerships	2,920	12,141
Share of (Income) Loss from Operating Partnerships	218,470	312,104
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(8,924)
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	94,034	119,034

Net cash (used in) provided by operating activities	(43,564)	(17,263)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,564)	(17,263)

Cash and cash equivalents, beginning	194,350	215,834

Cash and cash equivalents, ending	$150,786	$198,571

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(151,556)	$(191,022)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	34,580	35,858
Distributions from Operating Partnerships	46,102	36,550
Share of (Income) Loss from Operating Partnerships	17,138	33,353
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,890	124,890

Net cash (used in) provided by operating activities	(28,846)	39,629

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,846)	39,629

Cash and cash equivalents, beginning	341,295	311,423

Cash and cash equivalents, ending	$312,449	$351,052

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(285,665)	$(468,656)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	33,396	49,458
Distributions from Operating Partnerships	42,029	64,812
Share of (Income) Loss from Operating Partnerships	142,977	255,518
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	(22,104)	-
(Decrease) Increase in accounts payable affiliates	128,390	101,908

Net cash (used in) provided by operating activities	39,023	3,040

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,023	3,040

Cash and cash equivalents, beginning	226,214	234,982

Cash and cash equivalents, ending	$265,237	$238,022

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(448,414)	$(649,235)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	141,400	141,400
Distributions from Operating Partnerships	12,037	-
Share of (Income) Loss from Operating Partnerships	159,821	401,391
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	(27,021)	-
(Decrease) Increase in accounts payable affiliates	117,350	142,352

Net cash (used in) provided by operating activities	(44,827)	35,908

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,827)	35,908

Cash and cash equivalents, beginning	423,458	395,938

Cash and cash equivalents, ending	$378,631	$431,846

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(567,973)	$(727,997)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	8,908	136,546
Distributions from Operating Partnerships	31,804	39,205
Share of (Income) Loss from Operating Partnerships	362,644	392,636
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(16,718)	183,282

Net cash (used in) provided by operating activities	(181,335)	23,672

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(181,335)	23,672

Cash and cash equivalents, beginning	462,109	425,893

Cash and cash equivalents, ending	$280,774	$449,565

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(419,951)	$(474,095)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	9,272	15,902
Distributions from Operating Partnerships	13,409	3,948
Share of (Income) Loss from Operating Partnerships	263,161	305,935
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Increase in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,764	124,764

Net cash (used in) provided by operating activities	(109,345)	(23,546)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(109,345)	(23,546)

Cash and cash equivalents, beginning	305,141	291,568

Cash and cash equivalents, ending	$195,796	$268,022

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2012
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
September 30, 2012
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2012 and for the six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2012
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2012 and 2011, an impairment loss of $1,595,113 and $1,764,564, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1-5 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2012 and 2011, are as follows:

	2012	2011
Series 27	$ 228,871	$ 163,480
Series 41	56,652	298,920
Series 42	34,580	135,242
Series 43	33,396	279,310
Series 44	989,799	706,999
Series 45	8,908	409,638
Series 46	9,272	58,798
	$1,361,478	$2,052,387

The annual amortization for deferred acquisition costs for the years ending September 30, 2013, 2014, 2015, 2016 and 2017 is estimated to be $601,110, $511,763, $455,111, $455,111, and $227,555, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2012 and 2011, are as follows:
	2012	2011
Series 20	$ 26,817	$ 48,924
Series 21	16,770	21,468
Series 22	35,920	49,032
Series 23	30,063	40,497
Series 24	30,855	38,943
Series 25	21,148	30,246
Series 26	74,403	85,104
Series 27	57,926	58,428
Series 28	74,662	83,529
Series 29	82,851	82,851
Series 30	41,953	43,536
Series 31	88,401	91,038
Series 32	70,857	70,857
Series 33	30,852	34,005
Series 34	73,299	73,299
Series 35	54,900	57,090
Series 36	40,149	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,445	62,445
Series 43	76,695	76,695
Series 44	71,175	71,177
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,452,201	$1,549,373

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2012 and 2011 are as follows:
	2012	2011
Series 20	$ 263,000	$ -
Series 21	50,000	50,000
Series 22	-	100,000
Series 23	37,750	100,000
Series 24	149,800	100,000
Series 25	503,807	-
Series 26	795,750	-
Series 27	726,000	-
Series 28	258,375	-
Series 29	50,000
Series 30	98,000	100,000
Series 31	98,230	-
Series 32	75,000	-
Series 33	50,000	-
Series 36	25,000	-
Series 37	75,000	-
Series 38	75,000	-
Series 39	25,000	-
Series 41	25,000	-
Series 42	100,000	-
Series 43	25,000	-
Series 44	25,000	-
Series 45	200,000	-
Series 46	100,000	-
	$3,830,712	$ 450,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2012 and 2011, the Fund has limited partnership interests in 422 and 460 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2012 and 2011 are as follows:
	2012	2011
Series 20	12	15
Series 21	6	9
Series 22	17	22
Series 23	13	16
Series 24	14	19
Series 25	10	12
Series 26	35	40
Series 27	14	15
Series 28	21	26
Series 29	21	21
Series 30	16	17
Series 31	25	26
Series 32	15	15
Series 33	8	9
Series 34	13	14
Series 35	10	11
Series 36	11	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	21	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	422	460

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2012 and 2011, are as follows:
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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2012 the Fund disposed of twenty-three Operating Partnerships. The Fund also received additional proceeds from six operating limited partnerships that were disposed of in the prior year of $1,263,136. The payment of the additional proceeds were contingent upon several factors including timely completion of a minor rehabilitation at the property. A summary of the dispositions by Series for September 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 22	3	-	$99,675	$99,675
Series 23	2	-	12,750	12,750
Series 24	3	1	214,422	214,422
Series 25	1	-	304,132	304,132
Series 26	4	-	580,494	580,494
Series 27	-	1	575,945	575,945
Series 28	3	-	44,775	44,775
Series 30	1	-	72,943	72,943
Series 31	1	-	48,230	48,230
Series 34	1	-	-	-
Series 35	1	-	52,500	52,500
Series 42	1	-	-	-

Total	21	2	$2,005,866	$2,005,866

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2012.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2012	2011

Revenues
Rental	$ 69,790,134	$ 74,753,514
Interest and other	2,076,732	3,083,333
	71,866,866	77,836,847

Expenses
Interest	14,242,842	16,210,932
Depreciation and amortization	20,819,092	21,985,899
Operating expenses	45,719,627	48,484,295
	80,781,561	86,681,126

NET INCOME (LOSS)	$ (8,914,695)	$ (8,844,279)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (8,825,548)	$ (8,755,836)

Net income (loss) allocated to other Partners	$ (89,147)	$ (88,443)

* Amounts include $(7,448,884) and $(6,558,452) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2012	2011
Revenues
Rental	$1,303,143	$ 2,897,607
Interest and other	31,893	283,027
	1,335,036	3,180,634

Expenses
Interest	206,813	531,654
Depreciation and amortization	331,443	655,309
Operating expenses	950,835	2,143,186
	1,489,091	3,330,149

NET INCOME (LOSS)	$ (154,055)	$ (149,515)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (152,514)	$ (148,020)

Net income (loss) allocated to other Partners	$ (1,541)	$ (1,495)

* Amounts include $(152,514) and $(148,020) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2012	2011
Revenues
Rental	$ 978,984	$ 1,333,625
Interest and other	15,752	82,197
	994,736	1,415,822

Expenses
Interest	299,552	362,020
Depreciation and amortization	195,476	281,393
Operating expenses	612,778	816,724
	1,107,806	1,460,137

NET INCOME (LOSS)	$ (113,070)	$ (44,315)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (111,939)	$ (43,872)

Net income (loss) allocated to other Partners	$ (1,131)	$ (443)

* Amounts include $(111,939) and $(43,872) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2012	2011
Revenues
Rental	$ 1,618,036	$ 2,395,219
Interest and other	37,312	129,429
	1,655,348	2,524,648

Expenses
Interest	261,508	405,068
Depreciation and amortization	538,029	697,822
Operating expenses	1,066,611	1,834,300
	1,866,148	2,937,190

NET INCOME (LOSS)	$ (210,800)	$ (412,542)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (208,692)	$ (408,417)

Net income (loss) allocated to other Partners	$ (2,108)	$ (4,125)

* Amounts include $(208,692) and $(408,417) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2012	2011
Revenues
Rental	$ 1,802,156	$ 2,382,379
Interest and other	54,167	111,458
	1,856,323	2,493,837

Expenses
Interest	283,507	442,732
Depreciation and amortization	436,076	587,794
Operating expenses	1,281,812	1,744,974
	2,001,395	2,775,500

NET INCOME (LOSS)	$ (145,072)	$ (281,663)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (143,620)	$ (278,845)

Net income (loss) allocated to other Partners	$ (1,452)	$ (2,818)

* Amounts include $(143,620) and $(278,845) for 2012 and 2011, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2012	2011
Revenues
Rental	$ 1,336,491	$ 2,221,678
Interest and other	40,317	65,428
	1,376,808	2,287,106

Expenses
Interest	215,653	434,804
Depreciation and amortization	323,206	613,519
Operating expenses	932,790	1,447,719
	1,471,649	2,496,042

NET INCOME (LOSS)	$ (94,841)	$ (208,936)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (93,893)	$ (206,847)

Net income (loss) allocated to other Partners	$ (948)	$ (2,089)

* Amounts include $(93,893) and $(206,847) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2012	2011
Revenues
Rental	$ 1,196,777	$ 2,046,833
Interest and other	36,953	123,316
	1,233,730	2,170,149

Expenses
Interest	216,156	375,920
Depreciation and amortization	269,332	526,661
Operating expenses	800,983	1,232,914
	1,286,471	2,135,495

NET INCOME (LOSS)	$ (52,741)	$ 34,654

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (52,214)	$ 34,307

Net income (loss) allocated to other Partners	$ (527)	$ 347

* Amounts include $(52,214) and $34,307 for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2012	2011
Revenues
Rental	$ 4,071,227	$ 4,205,557
Interest and other	163,259	153,808
	4,234,486	4,359,365

Expenses
Interest	709,251	759,490
Depreciation and amortization	1,061,857	1,112,812
Operating expenses	2,935,556	3,027,281
	4,706,664	4,899,583

NET INCOME (LOSS)	$ (472,178)	$ (540,218)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (467,456)	$ (534,816)

Net income (loss) allocated to other Partners	$ (4,722)	$ (5,402)

* Amounts include $(467,456) and $(534,816) for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2012	2011
Revenues
Rental	$ 2,737,440	$ 2,713,378
Interest and other	35,125	34,622
	2,772,565	2,748,000

Expenses
Interest	649,795	675,977
Depreciation and amortization	666,202	673,396
Operating expenses	1,538,781	1,537,855
	2,854,778	2,887,228

NET INCOME (LOSS)	$ (82,213)	$ (139,228)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (81,391)	$ (137,836)

Net income (loss) allocated to other Partners	$ (822)	$ (1,392)

* Amounts include $(81,391) and $(137,836) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2012	2011
Revenues
Rental	$ 3,585,012	$ 3,727,756
Interest and other	84,283	80,578
	3,669,295	3,808,334

Expenses
Interest	637,897	714,034
Depreciation and amortization	1,001,916	1,068,019
Operating expenses	2,349,128	2,417,205
	3,988,941	4,199,258

NET INCOME (LOSS)	$ (319,646)	$ (390,924)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (316,450)	$ (387,015)

Net income (loss) allocated to other Partners	$ (3,196)	$ (3,909)

* Amounts include $(316,450) and $(387,015) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2012	2011
Revenues
Rental	$ 3,850,616	$ 3,824,944
Interest and other	97,783	180,240
	3,948,399	4,005,184

Expenses
Interest	686,907	686,031
Depreciation and amortization	1,261,391	1,153,479
Operating expenses	2,555,944	2,538,421
	4,504,242	4,377,931

NET INCOME (LOSS)	$ (555,843)	$ (372,747)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (550,285)	$ (369,020)

Net income (loss) allocated to other Partners	$ (5,558)	$ (3,727)

* Amounts include $(550,285) and $(369,020) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2012	2011
Revenues
Rental	$ 2,311,414	$ 2,399,069
Interest and other	37,407	46,776
	2,348,821	2,445,845

Expenses
Interest	352,747	400,847
Depreciation and amortization	500,819	575,697
Operating expenses	1,851,577	1,819,477
	2,705,143	2,796,021

NET INCOME (LOSS)	$ (356,322)	$ (350,176)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (352,759)	$ (346,674)

Net income (loss) allocated to other Partners	$ (3,563)	$ (3,502)

* Amounts include $(352,759) and $(346,674) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2012	2011
Revenues
Rental	$ 5,201,988	$ 5,322,090
Interest and other	153,227	183,285
	5,355,215	5,505,375

Expenses
Interest	870,089	977,477
Depreciation and amortization	1,475,251	1,460,349
Operating expenses	3,393,982	3,317,803
	5,739,322	5,755,629

NET INCOME (LOSS)	$ (384,107)	$ (250,254)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (380,266)	$ (247,751)

Net income (loss) allocated to other Partners	$ (3,841)	$ (2,503)

* Amounts include $(380,266) and $(247,751) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2012	2011
Revenues
Rental	$ 2,952,526	$ 2,874,786
Interest and other	93,316	165,326
	3,045,842	3,040,112

Expenses
Interest	615,329	624,777
Depreciation and amortization	1,080,867	1,077,939
Operating expenses	1,973,481	1,931,278
	3,669,677	3,633,994

NET INCOME (LOSS)	$ (623,835)	$ (593,882)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (617,597)	$ (587,943)

Net income (loss) allocated to other Partners	$ (6,238)	$ (5,939)

* Amounts include $(617,597) and $(535,149) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2012	2011
Revenues
Rental	$ 1,385,439	$ 1,429,455
Interest and other	57,389	44,560
	1,442,828	1,474,015

Expenses
Interest	342,440	368,860
Depreciation and amortization	462,972	498,368
Operating expenses	848,584	907,168
	1,653,996	1,774,396

NET INCOME (LOSS)	$ (211,168)	$ (300,381)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (209,056)	$ (297,377)

Net income (loss) allocated to other Partners	$ (2,112)	$ (3,004)

* Amounts include $(209,056) and $(297,377) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 34
	2012	2011
Revenues
Rental	$ 2,917,703	$ 3,144,252
Interest and other	104,826	122,868
	3,022,529	3,267,120

Expenses
Interest	516,409	641,513
Depreciation and amortization	1,021,332	1,118,144
Operating expenses	2,029,267	2,072,518
	3,567,008	3,832,175

NET INCOME (LOSS)	$ (544,479)	$ (565,055)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (539,034)	$ (559,404)

Net income (loss) allocated to other Partners	$ (5,445)	$ (5,651)

* Amounts include $(539,034) and $(559,404) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 35
	2012	2011
Revenues
Rental	$ 2,315,842	$ 2,374,727
Interest and other	72,577	87,845
	2,388,419	2,462,572

Expenses
Interest	483,187	617,470
Depreciation and amortization	777,325	865,354
Operating expenses	1,486,188	1,575,107
	2,746,700	3,057,931

NET INCOME (LOSS)	$ (358,281)	$ (595,359)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (354,698)	$ (589,405)

Net income (loss) allocated to other Partners	$ (3,583)	$ (5,954)

* Amounts include $(354,698) and $(495,914) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2012	2011
Revenues
Rental	$ 1,799,791	$ 1,754,480
Interest and other	31,712	42,693
	1,831,503	1,797,173

Expenses
Interest	420,728	391,918
Depreciation and amortization	508,551	505,895
Operating expenses	1,090,699	1,081,491
	2,019,978	1,979,304

NET INCOME (LOSS)	$ (188,475)	$ (182,131)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (186,590)	$ (180,310)

Net income (loss) allocated to other Partners	$ (1,885)	$ (1,821)

* Amounts include $(186,590) and $(126,262) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2012	2011
Revenues
Rental	$ 2,204,612	$ 2,292,014
Interest and other	58,721	84,348
	2,263,333	2,376,362

Expenses
Interest	350,253	348,250
Depreciation and amortization	798,698	811,178
Operating expenses	1,685,515	1,550,036
	2,834,466	2,709,464

NET INCOME (LOSS)	$ (571,133)	$ (333,102)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (565,422)	$ (329,771)

Net income (loss) allocated to other Partners	$ (5,711)	$ (3,331)

* Amounts include $(565,422) and $(435,185) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2012	2011
Revenues
Rental	$ 1,778,084	$ 1,731,327
Interest and other	57,406	69,240
	1,835,490	1,800,567

Expenses
Interest	390,119	393,065
Depreciation and amortization	565,349	560,744
Operating expenses	1,172,684	1,122,693
	2,128,152	2,076,502

NET INCOME (LOSS)	$ (292,662)	$ (275,935)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (289,735)	$ (273,176)

Net income (loss) allocated to other Partners	$ (2,927)	$ (2,759)

* Amounts include $(264,962) and $(160,779) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2012	2011
Revenues
Rental	$ 1,269,984	$ 1,266,157
Interest and other	68,741	72,126
	1,338,725	1,338,283

Expenses
Interest	252,981	256,821
Depreciation and amortization	472,842	473,790
Operating expenses	929,317	910,871
	1,655,140	1,641,482

NET INCOME (LOSS)	$ (316,415)	$ (303,199)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (313,251)	$ (300,167)

Net income (loss) allocated to other Partners	$ (3,164)	$ (3,032)

* Amounts include $(227,903) and $(245,409) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2012	2011
Revenues
Rental	$ 2,266,819	$ 2,084,641
Interest and other	51,684	70,286
	2,318,503	2,154,927

Expenses
Interest	453,141	462,522
Depreciation and amortization	689,848	664,779
Operating expenses	1,448,747	1,297,740
	2,591,736	2,425,041

NET INCOME (LOSS)	$ (273,233)	$ (270,114)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (270,501)	$ (267,413)

Net income (loss) allocated to other Partners	$ (2,732)	$ (2,701)

* Amounts include $(168,169) and $(33,040) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2012	2011
Revenues
Rental	$ 2,793,187	$ 2,624,350
Interest and other	79,611	74,064
	2,872,798	2,698,414

Expenses
Interest	622,871	731,683
Depreciation and amortization	1,107,541	754,197
Operating expenses	1,551,998	1,544,093
	3,282,410	3,029,973

NET INCOME (LOSS)	$ (409,612)	$ (331,559)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (405,516)	$ (328,243)

Net income (loss) allocated to other Partners	$ (4,096)	$ (3,316)

* Amounts include $(187,046) and $(16,139) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2012	2011
Revenues
Rental	$ 3,047,916	$ 3,041,772
Interest and other	114,340	136,146
	3,162,256	3,177,918

Expenses
Interest	674,995	732,891
Depreciation and amortization	878,519	839,248
Operating expenses	1,825,476	1,766,486
	3,378,990	3,338,625

NET INCOME (LOSS)	$ (216,734)	$ (160,707)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (214,567)	$ (159,100)

Net income (loss) allocated to other Partners	$ (2,167)	$ (1,607)

* Amounts include $(197,429) and $(125,747) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2012	2011
Revenues
Rental	$ 3,693,092	$ 3,407,377
Interest and other	103,602	131,870
	3,796,694	3,539,247

Expenses
Interest	731,762	778,746
Depreciation and amortization	1,159,738	1,066,580
Operating expenses	2,258,417	2,117,673
	4,149,917	3,962,999

NET INCOME (LOSS)	$ (353,223)	$ (423,752)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (349,691)	$ (419,514)

Net income (loss) allocated to other Partners	$ (3,532)	$ (4,238)

* Amounts include $(206,714) and $(163,996) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2012	2011
Revenues
Rental	$ 3,714,834	$ 3,917,597
Interest and other	144,099	123,470
	3,858,933	4,041,067

Expenses
Interest	1,207,246	1,285,764
Depreciation and amortization	1,128,476	1,199,517
Operating expenses	2,312,790	2,239,377
	4,648,512	4,724,658

NET INCOME (LOSS)	$ (789,579)	$ (683,591)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (781,683)	$ (676,755)

Net income (loss) allocated to other Partners	$ (7,896)	$ (6,836)

* Amounts include $(621,862) and $(275,364) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2012	2011
Revenues
Rental	$ 4,948,081	$ 4,707,400
Interest and other	158,918	272,178
	5,106,999	4,979,578

Expenses
Interest	1,124,478	1,118,720
Depreciation and amortization	1,415,611	1,446,924
Operating expenses	3,126,069	2,824,557
	5,666,158	5,390,201

NET INCOME (LOSS)	$ (559,159)	$ (410,623)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (553,567)	$ (406,517)

Net income (loss) allocated to other Partners	$ (5,592)	$ (4,406)

* Amounts include $(190,923) and $(13,881) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
September 30, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2012	2011
Revenues
Rental	$ 2,708,940	$ 2,633,044
Interest and other	92,312	112,149
	2,801,252	2,745,193

Expenses
Interest	667,028	691,878
Depreciation and amortization	690,425	696,992
Operating expenses	1,709,618	1,665,348
	3,067,071	3,054,218

NET INCOME (LOSS)	$ (265,819)	$ (309,025)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (263,161)	$ (305,935)

Net income (loss) allocated to other Partners	$ (2,658)	$ (3,090)

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
September 30, 2012

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest, or a portion of the interest, in one Operating Partnership. The estimated disposition price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $120,000, the estimated gain on the sale of the Operating Partnership is $112,250, and the disposition is expected to be recognized in the third quarter of fiscal year 2014.

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

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2012 were $1,452,201 and total fund management fees accrued as of September 30, 2012 were $52,036,528. During the six months ended September 30, 2012, $3,830,712 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2012, an affiliate of the general partner of the Fund advanced a total of $1,434,025 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2012, $5,416 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2012, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	5,416	110,398
Series 36	-	129,612
Series 39	-	220,455
Series 40	-	337,528
Series 41	-	359,757
Series 42	-	221,615
	$ 5,416	$1,434,025

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2012.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 12 of the Operating Partnerships and 12 remain.

Prior to the quarter ended September 30, 2012, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 8 of the Operating Partnerships and 6 remain.

Prior to the quarter ended September 30, 2012, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 12 of the Operating Partnerships and 17 remain.

During the quarter ended September 30, 2012, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 9 of the Operating Partnerships and 13 remain.

Prior to the quarter ended September 30, 2012, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 10 of the Operating Partnerships and 14 remain.

During the quarter ended September 30, 2012, Series 24 did not record any releases of capital contributions. Series 24 has outstanding contributions payable to 1 Operating Partnership in the amount of $9,999 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 12 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2012, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 10 of the Operating Partnerships and 35 remain.

During the quarter ended September 30, 2012, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 3 Operating Partnerships in the amount of $14,490, as of September 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 2 of the Operating Partnerships and 14 remain.

During the quarter ended September 30, 2012, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of September 30, 2012. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 5 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2012, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2012, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of September 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 4 of the Operating Partnerships and 16 remain.

During the quarter ended September 30, 2012, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2012. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 2 of the Operating Partnerships and 25 remain.

During the quarter ended September 30, 2012, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2012. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2012, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of September 30, 2012. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2012, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 1 of the Operating Partnerships and 13 remain.

Prior to the quarter ended September 30, 2012, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2012, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041.

Prior to the quarter ended September 30, 2012, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2012, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2012, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2012. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2012, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2012. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2012, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2012, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2012, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2012, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of September 30, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2012, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2012, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2012, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2012 and 2011, the Fund held limited partnership interests in 422 and 460 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the six months ended September 30, 2012, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 26,817	$ 1,823	$ 24,994
Series 21	16,770	3,051	13,719
Series 22	35,920	2,511	33,409
Series 23	30,063	-	30,063
Series 24	30,855	9,112	21,743
Series 25	21,148	3,750	17,398
Series 26	74,403	31,207	43,196
Series 27	57,926	53,130	4,796
Series 28	74,662	53,300	21,362
Series 29	82,851	3,625	79,226
Series 30	41,953	8,888	33,065
Series 31	88,401	71,671	16,730
Series 32	70,857	9,594	61,263
Series 33	30,852	12,670	18,182
Series 34	73,299	1,200	72,099
Series 35	54,900	9,500	45,400
Series 36	40,149	684	39,465
Series 37	51,216	8,000	43,216
Series 38	41,100	5,205	35,895
Series 39	34,200	9,788	24,412
Series 40	50,004	2,292	47,712
Series 41	59,517	4,775	54,742
Series 42	62,445	15,573	46,872
Series 43	76,695	18,140	58,555
Series 44	71,175	7,810	63,365
Series 45	91,641	22,185	69,456
Series 46	62,382	4,827	57,555
	$1,452,201	$374,311	$1,077,890

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 53,634	$ 3,706	$ 49,928
Series 21	33,540	3,051	30,489
Series 22	73,637	8,012	65,625
Series 23	62,757	10,750	52,007
Series 24	65,670	14,322	51,348
Series 25	43,612	9,517	34,095
Series 26	154,692	38,525	116,167
Series 27	116,354	74,380	41,974
Series 28	152,479	97,721	54,758
Series 29	165,702	44,435	121,267
Series 30	85,489	8,888	76,601
Series 31	179,439	132,907	46,532
Series 32	141,714	23,594	118,120
Series 33	61,704	12,670	49,034
Series 34	146,598	1,200	145,398
Series 35	111,990	9,500	102,490
Series 36	80,298	8,404	71,894
Series 37	102,432	18,518	83,914
Series 38	82,200	10,264	71,936
Series 39	68,400	16,988	51,412
Series 40	100,008	2,967	97,041
Series 41	119,034	12,797	106,237
Series 42	124,890	28,357	96,533
Series 43	153,390	29,940	123,450
Series 44	142,350	20,810	121,540
Series 45	183,282	31,933	151,349
Series 46	124,764	8,535	116,229
	$2,930,059	$682,691	$2,247,368

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 20 reflects a net loss from Operating Partnerships of $(154,055) and $(149,515), respectively, which includes depreciation and amortization of $331,443 and $655,309, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the investment general partner transferred its interest in 2730 Lafferty Street Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,119,474 and cash proceeds to the investment partnership of $775,000. Of the total proceeds received, $18,750 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $748,750 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $748,750 as of March 31, 2012.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continues to operate below breakeven through the third quarter of 2012 due to low occupancy, high operating expenses and insufficient rental rates. Although occupancy declined from 90% in June 2012 to 84% in September 2012, the average occupancy year-to-date remained unchanged at 86%, consistent with 2011. According to management, resident skips and evictions for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. In addition, management is offering a move in special for a $99 security deposit and the first month free, which is prorated over a 12 month lease term. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through September 30, 2012; however, the operating general partner has not made a mortgage payment since the third quarter of 2010. The operating general partner had been pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. Since the operating general partner was unwilling to let this property go to foreclosure, the Operating Partnership filed for Chapter 11 bankruptcy protection on January 12, 2012. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that featured restructuring of the secured and non-insider unsecured debt. The reorganization plan was subsequently amended on September 21, 2012 and was conditionally approved by the bankruptcy court pending voting approval by all creditors and equity security holders. A final confirmation hearing is scheduled for November 13, 2012. Contingent upon approval, the proposed reorganization plan will extend the current maturity date of November 1, 2014 to November 1, 2017. In addition, all accrued interest, default interest, late fees and collection expenses will be deferred until maturity, but will not accrue any additional interest. Beginning on the first day of the month immediately following the confirmation of the plan and continuing through the new loan maturity date, monthly interest only payments, based on the existing 8.47% interest rate, will be due and payable. At loan maturity a balloon payment equal to the current principal amount outstanding plus the aforementioned deferred amounts, approximately $2,990,623 in total, will be due. According to the operating general partner this will be addressed through either a refinancing or a potential re-syndication. The 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, L.P. Consequently, the bankruptcy will not result in any risk of recapture costs for the investment limited partners. The investment general partner is also in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In April 2011, the investment general partner transferred its interest in Bennetts Pointe LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,274,688 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of April 30, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold within 5 years from the initial transfer date, there would be a residual payment of up to $140,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement. The partners' interest pledge agreement goes into effect at the date the investment limited partner transferred its interest.

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

Series 21

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 21 reflects a net loss from Operating Partnerships of $(113,070) and $(44,315), respectively, which includes depreciation and amortization of $195,476 and $281,393, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% Low Income Housing Tax Credit property located in Winslow, Maine. The property operated below breakeven in 2011 and continues to operate below breakeven in 2012, due to insufficient rental rates and high operating expenses. After averaging 92% occupancy for 2011, occupancy reached 96% as of September 2012. On October 11, 2011, the Maine State Housing Authority (MSHA) issued a notice of default on the property due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. The investment general partner issued a letter to the operating general partner on November 11, 2011, stating that the operating general partner was in violation of the Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount. The insurance payment issue was resolved at the end of the fourth quarter 2011 and the operating general partner submitted a plan to MSHA to address the remaining default issues. However, in August 2012, it was learned that the operating general partner's proposal was denied by MSHA and the note had been called on the property demanding either the immediate repayment of the outstanding mortgage balance due or the property would go to auction at a foreclosure sale. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. After review by the investment general partner, it was determined that consent to bankruptcy served in the best interest of the Operating Partnership. Approval for the bankruptcy was given and it was filed on September 12, 2012. The property continues its daily operations while the operating general partner waits for the terms of receivership from the bankruptcy courts. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

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

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2012 was 90%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 22

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 22 reflects a net loss from Operating Partnerships of $(210,800) and $(412,542), respectively, which includes depreciation and amortization of $538,029 and $697,822, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Despite average occupancy of 92% through the third quarter of 2012, the property continues to operate below breakeven. Annual debt service payments of $35,160 are roughly 32% of total income. The operating general partner covers deficits by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. Additionally, the operating general partner does not make the required annual replacement reserve deposit. During 2011, the operating general partner advanced funds to the Operating Partnership to cover a legal settlement of $10,000 with a contractor that worked on the original construction of the project. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of September 30, 2012 was 90%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Richmond Hardin, LP (Richmond Square Apartments) is a 32-unit family property located in Richmond, Missouri. The property operated below breakeven in 2011 and continues to operate below breakeven in 2012 due to insufficient rental rates, fluctuating occupancy and high operating expenses. After falling to a low of 78% occupancy in the second quarter, occupancy increased to 94% through September 2012, due to increased marketing and advertising and management's continuous efforts to market the property within the community. The property has been burdened with an increase in move-outs year to date due to job loss/relocations, new home purchases and resident deaths. Although traffic has been steady, management continues to struggle with unqualified applicants. Many are not qualified due to felony charges, negative rental history and over/under income levels. Management has increased advertising and outreach to social service agencies, area employers, and community organizations by distributing marketing materials within a 30 mile radius. In addition, management is advertising weekly in the local and county newspapers and on Craig's List. Selective rental incentives are offered as well as a resident referral fee. Management implemented a rent increase of $10 per unit that was effective January 1, 2012, which has increased gross potential rent by $3,840 annually. Management is considering another rent increase but remains hesitant due to the constant fluctuation in occupancy caused by the continually slow job market and depressed local economy. Real estate taxes are high due to the fact that the property pays both county and city taxes. The county rate is comparable to what other properties pay in the market; however, the city rate raises the total paid for real estate taxes to 24% more than properties in other counties across Missouri. The mortgage, real estate taxes and insurance are current. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Richmond Hardin. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2012, the investment general partner transferred its interest in Cobblestone Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,337,601 and cash proceeds to the investment partnership of $45,375. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $41,875 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $41,875 as of September 30, 2012.

In August 2012, the investment general partner transferred its interest in Quankey Hills LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $945,439 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $28,900 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,900 as of September 30, 2012.

In August 2012, the investment general partner transferred its interest in Salem Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $837,568 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $28,900 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,900 as of September 30, 2012.

Series 23

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 23 reflects a net loss from Operating Partnerships of $(145,072) and $(281,663), respectively, which includes depreciation and amortization of $436,076 and $587,794, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011. Through the third quarter of 2012, occupancy continued to be stable at 90% and the property operated above breakeven. However, the replacement reserve has not been fully funded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. The reporting from the operating general partner has also been sporadic and the former management company was replaced on June 1, 2010 without the investment general partner's approval. A site visit was conducted in the fourth quarter of 2011 that revealed several issues with regard to water infiltrating the brick/mortar throughout the building. A total of $28,300 was spent on roof repairs and repointing around the air conditioner sleeves in an attempt to stop the water infiltration. As this didn't address the issue, management intends to seal the brick exterior of the building in 2012, costing approximately $50,000. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 100% in the third quarter of 2012, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In July 2012, the investment general partner transferred its interest in Mathis Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $850,902 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Orange Grove Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,696 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

Series 24

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 24 reflects a net loss from Operating Partnerships of $(94,841) and $(208,936), respectively, which includes depreciation and amortization of $323,206 and $613,519, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy was weak in 2011 and several tenants lost their jobs as a result.  The job losses contributed to the decreased occupancy which ultimately caused the operational losses suffered in 2011.  In 2012, occupancy has averaged 86% and as of September 30, 2012 it was 90%. During the third quarter the property experienced higher than average turnover due to evictions for non-payment of rent. Operating expenses continue to be a challenge. Increased marketing efforts have contributed to higher than budgeted administrative costs. In addition, maintenance costs are high given the age of the property and high turnover.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 88% in 2011, and through September 2012 occupancy has averaged 89%. Operating expenses through the third quarter of 2012 are running slightly lower than in the first two quarters, primarily due to decreased utilities. However, the property continues to operate below breakeven for the year. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They remain committed to the property and the neighborhood and have expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Elm Street Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19, Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. In 2011, average occupancy increased to 96% from 92% in the prior year and, as a result, the property operated above breakeven. Occupancy was 92% as of September 30, 2012. However, operations were slightly below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2012, the investment general partner transferred its interest in Edenfield Place Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,073,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $156,952 maturing on December 31, 2012. Of the amounts payable under the Note, $5,010 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $146,942 will be returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a receivable for the gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $146,942 as of September 30, 2012.

In August, 2012, with the consent of the investment general partner the operating general partner of Zwolle Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on August 17, 2012. The sales price of the property was $820,435, which included the outstanding mortgage balance of approximately $775,635 and cash proceeds to the investment partnership of $44,800. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $39,800 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,800 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

Series 25

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 25 reflects a net income (loss) from Operating Partnerships of $(52,741) and $34,654, respectively, which includes depreciation and amortization of $269,332 and $526,661, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2012, the investment general partner transferred its interest in 352 Lenox Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $541,368 and cash proceeds to the investment partnership of $263,807. Of the total proceeds received, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $255,807 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $255,807 as of September 30, 2012.

Series 26

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 35 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 26 reflects a net loss from Operating Partnerships of $(472,178) and $(540,218), respectively, which includes depreciation and amortization of $1,061,857 and $1,112,812, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beauregard Apartments Partnership, A L.D.H.A. (New Hope Bailey Apartments) is a 40-unit property located in DeRidder, Louisiana. In 2011, the property operated below breakeven with an average occupancy of 80%. Property performance in 2012 has remained below breakeven with low occupancy. As of September 30, 2012, occupancy was 80% and operations remained below breakeven. Management states that occupancy issues are primarily due to their inability to attract applicants that meet the age and income requirements. The operating general partner has elected to rent several units at a 50% set aside and is also offering a security deposit incentive to attract and lease to qualified traffic. Management is committed to improving tenant quality as a way to address excessive accounts receivable and high administrative expenses. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beauregard Apartments Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2011, occupancy averaged 95% and the property operated above breakeven. Operating expenses increased in 2011 as a result of higher administrative and maintenance costs. Occupancy is averaging 90% through September 30, 2012 and ended the quarter at 100% occupied. Maintenance costs have remained high through the third quarter of 2012 due to unit turnover expenses. As a result, the property is operating below breakeven. The investment general partner intends to continue to monitor the property's leasing strategies and physical improvements to ensure steps are being taken to enhance marketability. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2011, average occupancy was 93% and the property operated below breakeven. As of September 30, 2012, physical occupancy had improved to 96%, but the property continues to operate below breakeven. Maintenance costs were high due to a storm in July 2012 that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received. Operating expenses remain high through the third quarter of 2012 due to unit turnover costs. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 92% in 2011. The improved occupancy helped operations, but the property continued to operate below breakeven for the year. Management stated the increase in 2011 operating costs was attributable to unit turnover. As of September 30, 2012, physical occupancy was 100%, and averaging 95% for the year, with the property continuing to operate below breakeven due to high operating expenses. Maintenance costs remain high due to unit turnover. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. Operations dropped below breakeven in 2011 due to high maintenance costs and a drop in occupancy to an average of 91%. By the third quarter of 2012, operations were above breakeven because Rural Development allowed the property to reimburse maintenance expenses with funds from the replacement reserve account. In addition, overall operating expenses decreased, mainly because the property was employing two maintenance staff members in 2011 with one in training and dropped down to one staff member in 2012. Despite the improvement in operations, occupancy remained low with an average of 84% causing rental income to decrease by 7%. Finding qualified tenants in the small rural area has been a challenge for management. In order to increase occupancy, management has been running newspaper ads in local and extended areas, placing fliers around the community, sending outreach letters to various agencies, and working closely with HUD to move in more Section 8 voucher holders. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2010, occupancy averaged 75% and the property operated below breakeven. Total operating expenses were 13% over the prior year state average despite a 23% reduction in maintenance costs. In 2011 the property operated below breakeven with a cash flow deficit of ($57,164). Occupancy remained at 75% in 2011. As of September 30, 2012, the property is showing slight improvement with an increase to 77% occupancy; however, the property continues to operate below breakeven. The operating general partner is focused on reducing expenses to improve cash flow. The investment general partner intends to continue to work with the operating general partner to stabilize operations. The mortgage, tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership.

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

In July 2012, the investment general partner transferred its interest in Edgewood Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $551,073 and cash proceeds to the investment partnership of $14,668. Of the total proceeds received, $5,668 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in The Willows to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,052,508 and cash proceeds to the investment partnership of $12,030. Of the total proceeds received, $3,030 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In August 2012, the investment general partner transferred its interest in Decro Nordhoff Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,846,531 and cash proceeds to the investment partnership of $2,501. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of September 30, 2012.

In September 2012, the investment general partner transferred its interest in Mosby Forest LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $484,330 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $29,500 as of September 30, 2012.

Series 27

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 27 reflects a net loss from Operating Partnerships of $(82,213) and $(139,228), respectively, which includes depreciation and amortization of $666,202 and $673,396, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Holly Heights Apartments, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on August 28, 2012. The sales price of the property was $510,000, which included the outstanding mortgage balance of approximately $446,116 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received by the investment partnership, $52,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. The resulting increase in cash flow allowed the property to report slightly above breakeven operations in 2010. Overall, the property's performance declined significantly in 2011. A 26% increase in operating costs caused the property to operate at a deficit of ($30,889). Replacement reserves were fully funded in accordance with the Partnership Agreement. The increase in operating costs was due to a $6,000 increase in administrative expenses, a $15,000 increase in utility expenses, and a $20,000 increase in maintenance expenses. The property funded deficits through withdrawing from replacement reserves, withdrawing from tax and insurance escrow, and accruing asset management and partnership management fees. The mortgage and insurance are current through the third quarter of 2012, with occupancy ending at 100% as of September 30, 2012. The property is real estate tax exempt. Angelou operated slightly above breakeven through September 30, 2012. Accounts payable and accrued monthly expenses still remain high through the first 9 months of 2012. The investment general partner met with Winn Management in January of 2012 to review the 2012 operating budget and initiatives. Management implemented a 3% rent increase effective in the first quarter of 2012. The operating general partner has formally addressed all maintenance issues that were raised during the investment general partner's 2011 site visit. The investment general partner met with the operating general partner and Winn Management during the third quarter of 2012 to review financial operations, as well as performing a site visit. The deficiencies that were noted during the inspection have been addressed by the operating general partner and management. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2011, occupancy averaged 90% and the property operated below breakeven. Management remains diligent in marketing the property through on-line ads, fliers and billboards. As of September 30, 2012, physical occupancy was averaging 97% for the year, and the property is operating at breakeven. The operating general partner states that the extremely harsh weather during the past winter increased grounds, maintenance, and snow removal costs. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the third quarter of 2012 at 75% occupied, the property continued to operate above breakeven due to favorable low floating-rate financing. The property continued to suffer from staffing shortages through the past year but has since hired a new manager, assistant manager and maintenance supervisor. Pressure by neighboring homeowners forced management to construct a fence surrounding the property in 2011. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. The property has been subject to ongoing Fair Housing claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner's insurance carrier. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property located in San Juan, Puerto Rico. This is a 100% LIHTC property and all residents are receiving assistance under the Section 8 Program. The property operated below breakeven in 2011 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averages 93% occupancy through September 2012. The property continues to operate below breakeven due to insufficient rental rates, high operating expenses related to high utility and maintenance costs and high debt service. Management had petitioned the Municipality of Puerto Rico, which administers the Section 8 Program, for a $7 per month, per unit rent increase on all units in 2012 but was denied. They have again requested the same $7 per unit, per month increase, to be made effective January 2013, and are currently awaiting a decision. The proposed $7 increase would generate $8,148 in annual revenue, which is still insufficient to push operations above breakeven. Escalating electric utility costs and maintenance expenses continue to hinder performance. The Puerto Rico Electric Power Authority, a government-owned utility, is the sole provider of electricity on the island and is estimated to have raised rates 72% in each of the last two years. Without an alternative, and because electricity is included in the rent, the property has been forced to absorb the increases without the ability to pass the costs along in the form of a rent increase to its residents. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving building one is in a constant state of disrepair mainly as a result of the costs of service and the lack of replacement parts on the island. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of even routine service calls. The real estate taxes, insurance and mortgage payments are current on the property through September 2012. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

Series 28

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 28 reflects a net loss from Operating Partnerships of $(319,646) and $(390,924), respectively, which includes depreciation and amortization of $1,001,916 and $1,068,019, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fairway II LDHA, (Fairway Apartments II) is a 48-unit family property located in Marlette, MI. Occupancy averaged 88% in 2011, but ended the year at 81%. The decrease in occupancy was caused by the eviction of numerous problem tenants. Due to a history of vandalism and drug related activity at the property, management tightened their tenant qualification standards. The stricter standards, such as requiring a positive landlord history, have reduced the drug activity, police calls and turnover, which have helped to stabilize the community. Management has also widened the geographical outreach of their advertising into surrounding towns, which has led to increased leasing traffic. Occupancy as of September 30, 2012 was 90%. The operating general partner has a strong relationship with the local HUD office and is implementing marketing targeted to Section 8 voucher holders to fill the balance of the units. Due to stabilized operating expenses, the property is operating above breakeven for the year. The mortgage, taxes, and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Fairway II LHDA. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Fairway II LDHA subsequent to September 30, 2012.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. The investment general partner conducted a site visit in March 2010 and identified major deferred maintenance issues and fourteen vacant units that had not been made rent ready. In an effort to improve operations at the property, the investment general partner approved a management change which was finalized in April 2010. The new management company has a strong track record of managing properties in this region and they made an immediate positive impact on operations. The operating general partner made a request for reserve funds in order to pay for the turnover of the vacant units in need of major repair. According to the operating general partner, all of these repairs were completed by October 15, 2010. In addition, they completed repairs to major cracks in the drives and walkways throughout the property. They also replaced 170 feet of sewer main under the property. In total, the managing agent spent $60,000 over the second half of 2010 to address deferred maintenance at the property and to ensure that all units were rent ready. As a result of their efforts, occupancy increased from an average of 73% in 2010 to 90% in 2011. Occupancy reached 100% in March 2011, then fluctuated in the summer months of 2011 due to the loss of Section 8 vouchers by several tenants, and ended the year at 98%. In 2011 the property operated below breakeven with a cash flow deficit of ($22,025). As of September 30, 2012, the property is 95% occupied and has continued to operate below breakeven. Management is working with the local Housing and Urban Development field office to obtain more vouchers and is focused on marketing to increase qualified traffic. The operating general partner's guarantee is unlimited in time and amount. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. In 2003, the Operating Partnership recorded a $112,000 loan from the operating general partner to pay for a tax lien. Further investigation showed that the tax lien was incurred during the construction period. As a result, the loan should have been funded by the operating general partner, without reimbursement, as part of his obligation to complete construction of the property according to the Operating Partnership agreement and the development agreement. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting and in October 2012 management was not present for the scheduled 2012 investment general partner site inspection. Sporadic occupancy reports show occupancy averaging 80% for May 2011 and March 2012. Reporting is an ongoing issue but the 2011 audit and first quarter unaudited financial statement report the property is operating above breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matures in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. The investment general partner has not received any occupancy or financial reporting for the second or third quarter in 2012. The property has a tax abatement which will expire in 2028. The low income housing tax credit compliance period expired on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. In 2011, an increase in operating expenses caused the property to operate below breakeven. Maintenance expenses were particularly high because of staircase replacements that were expensed during the year. The property was not reimbursed from the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated companies. Occupancy in 2011 averaged 93%. Occupancy has increased in 2012, averaging 100% as of September 30, 2012. Despite the strong occupancy, the property is operating slightly below breakeven through the third quarter due to high contractor costs. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit property in Shreveport, LA. In 2009, occupancy averaged 80% and the property operated below breakeven. Poor management resulted in deferred maintenance and problems with resident retention. In April 2010, the investment general partner approved an operating general partner transfer in an effort to improve operations. The new operating general partner has focused addressing the deferred maintenance issues, improving resident retention, and improving leasing and marketing. Occupancy increased in 2010 and 2011, to an average of 96% for both years. Through the third quarter of 2012, occupancy averaged 94%, with current occupancy at 97% as of September 30, 2012. While operations have improved since the operating general partner transfer, the property continues to operate below breakeven due to high maintenance expenses. The operating general partner states that they expect maintenance expenses to continue to decrease as the deferred maintenance is addressed. The low income housing tax credit compliance period expires on December 31, 2012.

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

In January 2012, the operating general partner of Clubview Partners entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on March 1, 2012. The sales price of the property was $3,500,000, which included the outstanding mortgage balance of approximately $3,404,135 and cash proceeds to the investment partnership of $13,805. Of the total proceeds received by the investment partnership, $2,935 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. The remaining proceeds from the sale of $10,870 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $10,870 as of March 31, 2012.

In July 2012, the investment general partner transferred its interest in Evangeline Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $929,592 and cash proceeds to the investment partnership of $32,200. Of the total proceeds received, $23,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership, also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Ashberry Manor, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $689,877 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $15,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $15,000 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment general partner transferred its interest.

In August 2012, the investment general partner transferred its interest in Tilghman Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $643,875 and cash proceeds to the investment partnership of $27,500. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $23,400 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $23,400 as of September 30, 2012.

Series 29

As of September 30, 2012 and 2011, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at September 30, 2012, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 29 reflects a net loss from Operating Partnerships of $(555,843) and $(372,747), respectively, which includes depreciation and amortization of $1,261,391 and $1,153,479, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. The property operated below breakeven in 2011 primarily due to low occupancy. Collins Housing ended the third quarter of 2012 at 75% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued through the third quarter of 2012, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

Furthermore, during the first quarter of 2012 the property sustained fire damage, which occurred when a resident left their stove on and unattended. No one was injured but the fire spread through the attic and caused significant damage. All displaced residents temporarily relocated to live with family or moved into vacant units at the property. The cost to repair the damage will be approximately $345,000 and will be covered entirely by insurance proceeds. As of June 30, 2012 the demolition associated with the repairs had been completed. In May of 2012, the operating general partner submitted a tax credit application; the result of the application is expected to be determined in the fourth quarter of 2012. If tax credits are awarded, the building will be rebuilt at the time of rehabilitation. If not, the operating general partner will start rebuilding as soon as possible. All the units must be placed in service before December 31, 2014 to avoid recapture. The operating general partner does not anticipate having any difficultly meeting that deadline. The mortgage payments, taxes, insurance and accounts payable are all current. On December 12, 2012, the 15-year low income housing tax credit compliance period will expire with respect for The Meadows Apartments.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel recently resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time. As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until October 6, 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to squash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This sent the case back to the Massachusetts court to correct the original judgment. On May 21, 2012, the Massachusetts court denied the operating general partner's motion for relief from judgment and amended the judgment previously entered. At the end of the second quarter of 2012, counsel for the investment general partner has been notified by counsel for the operating general partner that it intends to file an appeal of the May 21, 2012 ruling. On June 20, 2012, the Missouri court lifted its stay and authorized commencement of post-judgment discovery. Counsel for the investment general partner took a deposition of the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner is drafting a complaint that should be filed in the fourth quarter of 2012 that would stop future asset transfers and notify previous transferees that the assets that were transferred to them may have been done so fraudulently. In September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was not accepted. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the fourth quarter of 2011, the property was 91% occupied and was operating at breakeven. Through the third quarter of 2012, occupancy averaged 88% and the property operated with slight deficit. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the third quarter of 2012 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Although occupancy improved slightly in the third quarter of 2012, ending September 2012 at 84%, the average year-to-date occupancy remained low at 81%, compared to 91% in 2011. According to management, resident skips and eviction for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. In addition, a $99 security deposit move-in special is being offered. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All mortgage, real estate taxes and insurance payments are current as of September 30, 2012. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP will expire on December 31, 2012. However, if the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $173,404 is equivalent to recapture and interest of $43 per 1,000 BACs.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In 2011, the property operated with average physical occupancy of 87%. However, occupancy declined significantly during the fourth quarter. As of December 31, 2011, the property's physical occupancy was 72%. In December 2009, Forest Hill leased 20 units to residents that were displaced by a fire at a nearby senior property with HUD subsidized rents. As of the third quarter 2011, repairs had been completed on the damaged property, and many of the residents that were relocated to Forest Hill in 2009 returned to their former property in late 2011, causing an occupancy issue. However, occupancy has increased in 2012 and was 92% as of September 30, 2012. The management company, an affiliate of the operating general partner, has focused on marketing and community outreach in order to increase applicant traffic. Despite the increase in occupancy Forest Hill continues to operate below breakeven in 2012, mostly because of the high marketing costs required to boost occupancy. The mortgage, real estate taxes, and property insurance escrows are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite ending the third quarter of 2012 at 75% occupied, the property continued to operate above breakeven due to favorable low floating-rate financing. The property continued to suffer from staffing shortages through the past year but has since hired a new manager, assistant manager and maintenance supervisor. Pressure by neighboring homeowners forced management to construct a fence surrounding the property in 2011. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. The property has been subject to ongoing Fair Housing claims by residents. There was also a slip and fall claim by a resident that has been referred to the operating general partner's insurance carrier. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Occupancy averaged 85% in 2009 and 74% in 2010. In 2011, occupancy decreased further to average 68% for the year. Low occupancy is still an operational issue at the property in 2012, as the year-to-date average occupancy is 75% as of September 30, 2012. The property operated with a cash deficit in both 2010 and 2011 due to low revenues and high expenses stemming from the unstable occupancy. The property is operating slightly below breakeven in 2012. Leasing traffic at the property has increased because of outreach marketing and advertising consisting of fliers and newspaper ads. However, the traffic has not yet resulted in increased occupancy. The investment general partner completed a site visit in March 2012 and identified deferred maintenance issues consisting of cracked and damaged driveways, damaged concrete walkways, and outdated picnic area equipment. The operating general partner responded in writing with a plan to address the items. All real estate tax, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period will expire on December 31, 2013.

Series 30

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 30 reflects a net loss from Operating Partnerships of $(356,322) and $(350,176), respectively, which includes depreciation and amortization of $500,819 and $575,697, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is located in a very rural area with limited rental demand. Average occupancy was 76% in 2011, and it has dropped to 61% as of September 2012. Occupancy has been particularly low in 2012 as management has increased evictions for non-payment of rent. Due to the low occupancy, the property is operating below breakeven. Management expects occupancy to trend upward now that the evictions have been made. Additionally, in an effort to increase occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty making rent payments. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the third quarter of 2012 due to low occupancy, high turnover costs, and required improvements to the property. Occupancy remained low at 85% as of September 30, 2012 as management evicted residents for non-payment of rent. Management is working diligently to increase leasing by having an occupancy specialist accept and process applications on-site rather than in the corporate office. Management continues to advertise the property twice a week on Craigslist. In addition, management is offering a move-in special of the first month free and a reduced security deposit. In the third quarter, management started advertising in newspapers beyond the towns directly surrounding the property. Although there is a constant flow of traffic at the property, numerous applicants are denied due to poor landlord references. Management denies up to 10 applicants per day as a result of landlord references citing damages and money owed. Due to the age of the property, management continues to make a number of necessary improvements. In the third quarter of 2012, those improvements included brick repointing, re-striping the parking lot, and repainting the hallways and hand rails. These items cannot be reimbursed from the replacement reserve as the reserve has been depleted. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy has increased from 87% in June 2012 to 90% as of September 30, 2012. The rental market in the surrounding area continues to be a challenge and the property is currently offering one free month of rent with a 12 month lease or a free washer dryer, which will remain in the unit. Management continues to work on attracting better prospects but as the property continues to age this becomes more of a challenge. Administrative expenses have increased during 2012 as several years of deferred audit expenses were paid early in the year. If occupancy remains strong and expenses remain stable, operations are projected at breakeven for the year. Deficits are funded through operating general partner advances. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement calls for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010, 2011 and the first three quarters of 2012 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. This positive leasing trend was sustained in the second quarter of 2012 with occupancy averaging 91% before declining slightly in third quarter of 2012 to an average of 88%. The property continued to operate significantly below breakeven in 2011 and the first three quarters of 2012. The property continued to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first nine months of 2012.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first three quarters of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Millwood Park. The effective date of the management change was August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Millwood Park. All tax, insurance, and mortgage payments were current as of September 30, 2012. During portions of the second and all of the third quarter of 2012 the operating general partner worked on a ten loan portfolio re-financing that included the Millwood Park first mortgage bonds. The operating general partner also offered to purchase the investment limited partners' interest in the Operating Partnership in exchange for: a) $10, b) the buyer executing a post-transfer compliance and indemnity agreement, and c) a recapture guaranty being executed by a guarantor approved by the investment general partner. The transfer of the investment limited partner interest closed on September 28, 2012 and the portfolio refinancing closed on October 1, 2012 eliminating foreclosure risk had the operating general partner stopped funding deficits and mitigating the accompanying recapture risk that this Operating Partnership has faced since 2002, the last year that the Operating Partnership operated above breakeven. The low income housing tax credit compliance period expires on December 31, 2014. Had the property been foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $333,404 would have been equivalent to tax credit recapture and interest of $123 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During the first three quarters of 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. By September 2012, the agreement to connect to the adjacent property's sewer system was signed and the operating general partner received permission from the state agency to use operating reserve and replacement reserve funds to help cover the cost. Once they receive permission from the health department, construction will begin. Operating expenses were higher than projected because of higher utility and maintenance costs related to the septic system issue; however, the property was still able to generate cash due to higher rents than projected and strong occupancy. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in the lender demanding immediate full payment of the loan. Since the operating general partner was granted permission to withdraw funds from the operating reserve account to pay for the septic system construction, they have effectively received a covenant waiver from the lender. The low income housing tax credit compliance period expires on December 31, 2014.

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. In 2011, the property operated well above breakeven with an average occupancy of 89%. Occupancy started to decline significantly in the fourth quarter of 2011 and averaged 74% occupancy through the second quarter of 2012, causing the property to operate well below breakeven. In May 2012, USDA-RD approved a rental incentive equal to one month free rent; the incentive combined with management's diligent marketing efforts have been effective at increasing occupancy. Since June 2012, the property has averaged 89% occupancy, with the property at 96% occupancy as of September 30, 2012. However, the rental incentive remains necessary in order to maintain occupancy. Management confirms that the rental market remains soft due to competition from the overbuilt local tax credit market, depressed local economy, and the appeal of New River Gardens' sister property which offers 100% USDA-RD rental assistance. If occupancy remains high and the property continues to control expenses, the property may operate at breakeven in 2012 in spite of the depressed occupancy during the first two quarters. The investment general partner will conduct a site visit during the fourth quarter of 2012 to inspect the physical condition of the property and assess management's capacity to maintain high occupancy and keep expenses within budget. The mortgage, taxes, and insurance are current.

Series 31

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 31 reflects a net loss from Operating Partnerships of $(384,107) and $(250,254), respectively, which includes depreciation and amortization of $1,475,251 and $1,460,349, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 79% at the end of the third quarter of 2012. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the third quarter of 2012. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period will expire with respect to Canton Housing One, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the third quarter of 2012 as a result of high administrative and maintenance expenses. Occupancy remained high as of September 30, 2012 at 93% as management continued accepting tenants at lower income levels. The majority of the rental applicants only satisfy the 30% and 40% area median income standard, rather than the targeted 60% level. Management reduced the income requirement in order to improve occupancy. Although occupancy did improve, the property continued to suffer from high administrative and maintenance expenses as a result of legal fees associated with evictions for non-payment of rent during in the second quarter. There were no evictions in the third quarter. To reduce expenses, management shut off the flow of heat throughout the building during the summer months. Unfortunately, this solution will not reduce high heating costs during the winter months. Heating costs are high in the winter months for two reasons. First, when residents turn on the heat in their units, the heat is automatically switched on in the hallways. Secondly, the outdoor temperature sensor that tells the hallway heat to turn off is broken. Management is working with a third party vendor to address the heating issues. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P. (Western Hills Apartments) is a 16-unit property in Ferris, TX. In 2011 occupancy decreased to an average of 77% and the property operated below breakeven. Through September 2012, occupancy was 81%, and the property continued to operate below breakeven. The operating general partner states that it has become difficult to attract qualified applicants who can afford the rent for the four units that do not offer rental assistance. Management continues to market the property through advertisements in local newspapers and fliers. Rental traffic has increased as a result of the marketing; however, the traffic has resulted in unqualified applicants. Residents are offered a referral for referring qualified applicants who move in. The operating general partner continues to fund deficits and all real estate taxes are current. The low income housing tax credit compliance period expires on December 31, 2014.

In August 2012, the investment general partner transferred its interest in San Angelo Bent Tree Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,294,384 and cash proceeds to the investment partnership of $118,230. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $48,230 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $48,230 as of September 30, 2012.

Series 32

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2012, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2012 and 2011, Series 32 reflects a net loss from Operating Partnerships of $(623,835) and $(593,882), respectively, which includes depreciation and amortization of $1,080,867 and $1,077,939, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company appears more effective than any of the previous management firms and operations have moderately improved. For the quarter ending September 30, 2012, average occupancy was 93% compared to average occupancies of 96% and 93% reported for 2011 and 2010, respectively. The local economy in northern Indiana has improved slightly but in general it remains weak. For the quarter ending September 30, 2012 the property expended net cash flow of approximately ($5,300). Net cash flows expended from property operations totaled ($32,066) and ($23,707) in 2011 and 2010, respectively. Although the quality of the tenant base and physical occupancy has improved since 2009, administrative, maintenance and bad debt expenses remain high. Also, although rental rates have recently begun to increase with higher occupancy rates, they remain at a reduced level in order to compete with other properties in the sub-market. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. Also, the second mortgage note has a maturity date which has been extended to May 1, 2013 and a balance of approximately $47,000 as of September 30, 2012. In October 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note is in violation of the first mortgage covenants and that the first mortgage lender is reserving its rights which include declaring an event of default. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of $41,123 and $30,012 in 2011 and 2010, respectively. The mortgage, tax and insurance payments are current as of September 30, 2012.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Occupancy was 97% as of September 30, 2012 with operations back above breakeven status. Excessive receivables and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, new management was proactive in evicting delinquent tenants and raising the rents for new tenants to an amount closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases averaging 3% in January 2012. The outstanding payables balance decreased from $78,000 at year end 2011 to $51,762 at the end of the third quarter 2012. The mortgage and insurance are current and the property is tax exempt. The investor general partner met with the operating general partner and Winn Management during the third quarter of 2012 to discuss operations and perform a site visit. All deficiencies noted during the inspection were addressed by management. The low income housing tax credit compliance period expires on December 31, 2015.

Series 33

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 33 reflects a net loss from Operating Partnerships of $(211,168) and $(300,381), respectively, which includes depreciation and amortization of $462,972 and $498,368, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy averaging 90% through the third quarter of 2012, September ended at 85% occupancy. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt. Consequently, the site manager was replaced in June 2012 as she had become too lenient and ineffective with rent collections. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012. After the original waiver expired on October 15, 2012, an extension was granted by the lender through March 31, 2013, due to the third party reports taking longer than expected to be completed. The investment general partner intends to continue to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of September 30, 2012.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2012, the property continued to operate at a deficit due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the third quarter due to costly heating ventilation and air conditioning replacements as well as a dryer and flooring replacement. To offset the high expenses, management implemented a $10 rent increase effective May 1, 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

In October 2011, the investment general partner transferred its interest in Bradford Group Partners of Jefferson County, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $978,663 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $30,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $8,434 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $21,566 were returned to cash reserves held by Series 33. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,566 as of December 31, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 5 years from the expiration of the LIHTC Compliance Period on December 31, 2014, there will be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 34

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 34 reflects a net loss from Operating Partnerships of $(544,479) and $(565,055), respectively, which includes depreciation and amortization of $1,021,332 and $1,118,144, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2011.  Although the 2011 audit was submitted, the operating general partner has not provided monthly occupancy or unaudited financial reports since the second quarter of 2011. A site visit conducted on October 7, 2011, confirmed the property was 100% occupied. However, the property received a poor rating. The investment general partner strongly suggested additional tax credit training for the on-site staff as well as an additional focus on deferred maintenance items. Based on the 2011 audit review, operating expenses increased approximately $5,000 from the prior year due to taxes, professional fees, management fees, insurance, and compliance monitoring. Although there was a cash flow deficit, operations improved from 2010. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically addressing improvements to quarterly reporting as well as site visit follow up. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. As of September 30, 2012, the property was 72% occupied with 60 vacant units. The majority of the vacant units are the result of evictions due to non-payment of rent or skips. In July 2012 the accounts receivable increased to $24,000 and management felt there was no choice but to start evicting non-paying tenants. A new property manager with extensive collection and leasing experience was hired in August 2012. Since that time, tenant receivables have been reduced to approximately $3,000 and management has moved in sixteen new residents. Due to the large number of vacant units needing to get made ready for occupancy, and the costs involved, it has been difficult for management to remain current with local vendors. Two vendors have cut service for non-payment. The operating general partner is working with the lender to release a portion of the replacement reserves to help with the make ready expenses. To reduce the amount of third party contracts, management has hired two new maintenance directors for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more maintenance work internally at a lower cost. These additional resources will enable management to focus on achieving their goal of making seven vacant units available every week. The property is currently offering a reduced deposit of $99 and half off the first month's rent. Walk-in traffic at the property remains constant. Management feels confident that they will be able to fill vacant units once rent ready. Management's goal is five move-ins each week. The investment general partner intends to closely monitor occupancy and operations to ensure that vacant units are being made ready in a timely manner. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy averaging 90% through the third quarter of 2012, September ended at 85% occupancy. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt. Consequently, the site manager was replaced in June 2012 as she had become too lenient and ineffective with rent collections. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012. After the original waiver expired on October 15, 2012, an extension was granted by the lender through March 31, 2013, due to the third party reports taking longer than expected to be completed. The investment general partner continues to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of September 30, 2012.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy for the third quarter of 2012 was 94%. Occupancy had improved moderately to average 91% and 90% for 2011 and 2010, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased overall marketing efforts.

The local economy in northern Michigan has suffered over the last several years although it did begin to improve slightly in 2011. Through September 30, 2012, net cash flow expended from property operations totaled approximately ($22,000). Negative operations in 2012 have been financed through increased payables. During 2011, net cash flow expended from operations totaled ($71,888) due to increases in real estate taxes, utilities and maintenance expenses. Net cash flow expended in 2011 was funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner, discussed below. During 2010, net cash flow expended from property operations totaled ($15,613). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired effective December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes will be approximately $42,000 in 2012. The operating general partner and investment general partner are exploring selling the property, along with Phase II, to a buyer who will continue to operate both properties in accordance with Section 42. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014. As of September 30, 2012, all mortgage, tax, and insurance payments are current.

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010, 2011 and the first three quarters of 2012 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. This positive leasing trend was sustained in the second quarter of 2012 with occupancy averaging 91% before declining slightly in the third quarter of 2012 to an average of 88%. The property continued to operate significantly below breakeven in 2011 and the first three quarters of 2012. The property continued to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first nine months of 2012.

The property manager resigned effective March 1, 2011 and the assistant property manager was promoted. The new property manager continues to focus on resident retention efforts by hosting monthly tenant birthday gatherings, lease renewal parties, crime awareness meetings, and an after school program. The private security company continues to have a positive impact as crime at the property has decreased. Management will continue to fund the private security operations with the hope that the decrease in home invasions will have a residual effect on surrounding community violence, increasing property appeal and occupancy. A new maintenance supervisor was hired in May 2011. The operating general partner hired a new regional director of operations in the fourth quarter to oversee its Georgia portfolio. The operating general partner has funded all operating deficits through 2011 and the first half of 2012. In January 2012, the operating general partner informed the investment general partner that its ability and/or willingness to continue to fund operating deficits for the remainder of the compliance period would be severely limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. The operating general partner continues to have regular conversations with the lender about re-structuring the existing mortgage debt; however, no definitive plan has been offered by the lender. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Millwood Park. The effective date of the management change was August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Millwood Park. All tax, insurance, and mortgage payments were current as of September 30, 2012. During portions of the second and all of third quarter of 2012 the operating general partner worked on a ten loan portfolio re-financing that included the Millwood Park first mortgage bonds. The operating general partner also offered to purchase the investment limited partners' interest in the Operating Partnership in exchange for: a) $10, b) the buyer executing a post-transfer compliance and indemnity agreement, and c) a recapture guaranty being executed by a guarantor approved by the investment general partner. The transfer of the investment limited partner interest closed on September 28, 2012 and the portfolio refinancing closed on October 1, 2012 eliminating foreclosure risk. The operating general partner has been funding deficits and mitigating the accompanying recapture risk this Operating Partnership has faced since 2002, which was the last year that the operating partnership operated above breakeven. The low income housing tax credit compliance period expires on December 31, 2014. Had the property been foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $642,173 would have been equivalent to tax credit recapture and interest of $178 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property located in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007-2009 that operations could not support. The operating general partner was successful in reducing the property's assessed value for 2010 onward, but needed to obtain a personal loan to pay the 2007 and 2008 taxes. Funds could not be obtained to pay the 2009 taxes. In the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay delinquent 2009 taxes in order to avoid a tax lien and preserve credit delivery. The operating general partner should have made the personal loan to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy. A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership towards the personal loan. The investment general partner also discussed the loan treatment with the auditors and the operating general partner has indicated they are working to resolve the issue. The property has been able to generate positive net operating income in 2012 with 95% average occupancy through September 30, 2012. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 35 reflects a net loss from Operating Partnerships of $(358,281) and $(595,359), respectively, which includes depreciation and amortization of $777,325 and $865,354, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2011, average occupancy for the year improved to 90%, but dropped to 82% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2011. Occupancy through the third quarter of 2012 is 92% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. The property has partnered with a nearby market rate project that is sending under-income prospects to Columbia Woods in exchange for over-income referrals. The security deposit has been reduced to $99 or $399, dependent on the resident's credit score and prorated move-in rent is being waived. Current rents are at the maximum allowable rate. Through the third quarter 2012, operating expenses are higher than 2011, particularly maintenance. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan and the lender is unwilling to negotiate the prepayment penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During the first three quarters of 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. By September 2012, the agreement to connect to the adjacent property's sewer system was signed and the operating general partner received permission from the state agency to use operating reserve and replacement reserve funds to help cover the cost. Once they receive permission from the health department, construction will begin. Operating expenses were higher than projected because of higher utility and maintenance costs related to the septic system issue; however, the property was still able to generate cash due to higher rents than projected and strong occupancy. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in the lender demanding immediate full payment of the loan. Since the operating general partner was granted permission to withdraw funds from the operating reserve account to pay for the septic system construction, they have effectively received a covenant waiver from the lender. The low income housing tax credit compliance period expires on December 31, 2014.

In July 2012, the investment general partner transferred its interest in Brazoswood Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,835,833 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $2,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $52,500 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $52,500 as of September 30, 2012.

Series 36

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 36 reflects a net loss from Operating Partnerships of $(188,475) and $(182,131), respectively, which includes depreciation and amortization of $508,551 and $505,895, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Aloha Housing Limited Partnership (Farmington Meadows Apartments) is a 69-unit family apartment complex in Aloha, OR, with project-based Section 8 subsidy on 100% of the units. The property continued to operate below breakeven through the third quarter of 2012 due to excessively burdensome debt service. Due to limited funds, the Operating Partnership had been alternating between paying vendors and making its debt service payments; however, the mortgages have remained current since 2009, partially through a release of funds from the Operating Partnership's debt service reserve. At the end of the third quarter of 2012, the real estate tax and insurance payments and the two mortgages are current; however, the debt service reserve fund and the transition fund remain underfunded. To date, the lender has not issued a default notice. At the end of the second quarter of 2010 the operating general partner agreed to pursue refinancing the current debt. However, in the second quarter of 2011 the operating general partner was advised by the potential lender it had been working with for the prior nine months, that due to the operating general partner's inability to satisfy the lender's underwriting criteria, the lender would not be able to refinance the mortgage debt at that time.

On March 22, 2012 the operating general partner and an affiliate of the current management company executed a purchase and sale agreement, in which the management company plans to purchase and rehabilitate the property and re-syndicate a new stream of LIHTC. The sale is contingent upon the management company receiving an award of 2013 LIHTC, which was granted in July 2012. If the sale is consummated, the management company intends to keep the property compliant with LIHTC regulations through the end of the compliance period, which ends on December 31, 2013. If a sale or some type of refinancing does not occur and the operating general partner does not keep the mortgage payments current, the property could be sold at a foreclosure sale as early as 2012. A foreclosure sale in 2012 would require the Operating Partnership to recognize estimated tax credit recapture costs and an interest penalty of approximately $330,130, equivalent to $155 per 1,000 BACs. The investment general partner intends to continue to monitor the progress of the sale and all other issues and will continue to encourage the operating general partner to fund deficits in a timely manner.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. In 2011, occupancy averaged 86%. The decrease in occupancy, combined with an increase in operating expenses, caused the property to operate below breakeven during the year. Maintenance expenses were particularly high in 2011 due to Rural Development restrictions imposed on the property. Management is required to contract out all maintenance work at a higher cost instead of using affiliated company employees.  Occupancy is at 89% as of September 30, 2012 and the property continues to operate below breakeven due to continued high maintenance costs. The maintenance work done in 2012 includes carpet and tile replacements, range replacements, and air conditioner repairs. Additionally, management states that there have been a large number of unit turns that have required full painting, heavy cleaning, and repairs. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 37

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 37 reflects a net loss from Operating Partnerships of $(571,133) and $(333,102), respectively, which includes depreciation and amortization of $798,698 and $811,178, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2011, average occupancy for the year improved to 90%, but dropped to 82% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2011. Occupancy through the third quarter of 2012 is 92% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. The property has partnered with a nearby market rate project that is sending under-income prospects to Columbia Woods in exchange for over-income referrals. The security deposit has been reduced to $99 or $399, dependent on the resident's credit score and prorated move-in rent is being waived. Current rents are at the maximum allowable rate. Through the third quarter 2012, operating expenses are higher than 2011, particularly maintenance. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $198,515 during 2011, bringing total advances to $1,402,394. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan and the lender is unwilling to negotiate the prepayment penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2012, the property continued to operate at a deficit due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the third quarter due to costly heating ventilation air conditioning replacements as well as a dryer and flooring replacement. To offset the high expenses, management implemented a $10 rent increase effective May 1, 2012. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $560,000. As of October 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $101,000 and $92,600 respectively, have not been paid. Also, the operating general partner indicated that the April 30, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  As of October 16, 2012, no default notice has been received by the Operating Partnership from the lender.

For the quarter ending September 30, 2012, average occupancy had further eroded to 63%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending September 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem has continued in 2012.

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

Through September 30, 2012, the Operating Partnership expended net cash flow of approximately ($345,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of September 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $193,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $761,943 is equivalent to recapture and interest of $297 per 1,000 BACs.

FAH Silver Pond Limited Partnership (Silver Pond Apartments) is a 160-unit elderly property located in Wallingford, CT. On July 28, 2012, a fire occurred in a unit. The cause was attributed to an elderly tenant smoking with their oxygen tank. This unit was severely damaged, and is currently gutted and being rehabbed. The tenant was not severely injured, but did require hospitalization. Seventeen additional units were also off line due to heavy smoke and water damage. The operating general partner stated that all affected tenants have either moved in with family members or have been relocated to hotels at management's expense. The operating general partner stated that all unit repairs and tenant relocation will be covered by insurance. The operating general partners expect the insurance claim to be around $1.2 million including business interruption for lost rents. The claim has yet to be settled. The operating general partner did state that not all of the tenants would return to the units, so management will have to increase marketing and advertising in the short term. The last year of tax credit delivery was 2011. The operating general partner stated that all units will be back on line by the end of 2012. The investment general partner intends to closely monitor the restoration progress and insurance settlement. The investment general partner will visit the property during the fourth quarter of 2012. As of September 30, 2012, the property was 91% occupied with operations above breakeven status. The low income housing tax credit compliance period expires on December 31, 2015.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. As of September 30, 2012, the property was 72% occupied with 60 vacant units. The majority of the vacant units are the result of evictions due to non-payment of rent or skips. In July 2012 the accounts receivable increased to $24,000 and management felt there was no choice but to start evicting non-paying tenants. A new property manager with extensive collection and leasing experience was hired in August 2012. Since that time, tenant receivables have been reduced to approximately $3,000 and management has moved in sixteen new residents. Due to the large number of vacant units needing to get made ready for occupancy, and the costs involved, it has been difficult for management to remain current with local vendors. Two vendors have cut service for non-payment. The operating general partner is working with the lender to release a portion of the replacement reserves to help with the make ready expenses. To reduce the amount of third party contracts, management has hired two new maintenance directors for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more maintenance work internally at a lower cost. These additional resources will enable management to focus on achieving their goal of making seven vacant units available every week. The property is currently offering a reduced deposit of $99 and half off the first month's rent. Walk-in traffic at the property remains constant. Management feels confident that they will be able to fill vacant units once rent ready. Management's goal is five move-ins each week. The investment general partner will closely monitor occupancy and operations to ensure that vacant units are being made ready in a timely manner. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2012, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 38 reflects a net loss from Operating Partnerships of $(292,662) and $(275,935), respectively, which includes depreciation and amortization of $565,349 and $560,744, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property located in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulting in below breakeven operations in both years. Occupancy through the third quarter of 2012 is 91% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are being offered a $50 referral fee. Prorated move-in rent is also being waived for any new move-ins after the 25th day of the month. The property is currently advertising on Forrent.com and has posted ads on Postlets.com. Current rents are at the maximum allowable rate. Management is working to control expenses and through the third quarter of 2012, operating expenses are down approximately 3% relative to 2011, particularly administrative and maintenance expenses. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. During the second quarter of 2012, $75,000 was approved for withdrawal from the Operating Deficit Reserve. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan and the lender is unwilling to negotiate the prepayment penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2010, operations fell below breakeven due to a drop in occupancy and a 47% increase in operating expenses, particularly maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required that management contract out all maintenance work at a higher cost rather than using affiliated company employees. As a result of the lower occupancy and increased operating expenses, Bristow Place suffered a cash flow deficit in 2010. In 2011, average occupancy dropped to 82% and the reduced rental income resulted in the property operating below breakeven. In 2012 occupancy has increased and has averaged 90% year-to-date. Expenses have stabilized and the property is operating at breakeven through the third quarter of 2012. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 39 reflects net loss from Operating Partnerships of $(316,415) and $(303,199), respectively, which includes depreciation and amortization of $472,842 and $473,790, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property located in Woodstock, GA. Columbia Creek has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2010 and 2011, average occupancy of 88% and 90%, respectively, coupled with high operating expenses resulting in below breakeven operations in both years. Occupancy through the third quarter of 2012 is 91% and operations remain below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $300 and competing properties are being offered a $50 referral fee. Prorated move-in rent is also being waived for any new move-ins after the 25th day of the month. The property is currently advertising on Forrent.com and has posted ads on Postlets.com. Current rents are at the maximum allowable rate. Management is working to control expenses and through the third quarter of 2012, operating expenses are down approximately 3% relative to 2011, particularly administrative and maintenance expenses. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and advanced $307,879 during 2011. During the second quarter of 2012, $75,000 was approved for withdrawal from the Operating Deficit Reserve. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.20%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan and the lender is unwilling to negotiate the prepayment penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Series 40

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2012, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 40 reflects a net loss from Operating Partnerships of $(273,233) and $(270,114), respectively, which includes depreciation and amortization of $689,848 and $664,779, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $560,000. As of October 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $101,000 and $92,600 respectively, have not been paid. Also, the operating general partner indicated that the April 30, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  As of October 16, 2012, no default notice has been received by the Operating Partnership from the lender.

For the quarter ending September 30, 2012, average occupancy had further eroded to 63%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending September 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem has continued in 2012.

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

Through September 30, 2012, the Operating Partnership expended net cash flow of approximately ($345,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of September 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $193,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $156,018 is equivalent to recapture and interest of $58 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit property located in Dequincey, LA. In 2009, occupancy averaged 78% and the property operated below breakeven. In addition to the occupancy issues in 2009, maintenance costs increased significantly over 2008 figures. According to the operating general partner, the increase in maintenance expenses was due to Rural Development required repairs. In 2010, occupancy averaged 76% and the property operated at breakeven. Occupancy remained low in 2011 with a 74% average which attributed to below breakeven operations. As of September 30, 2012, occupancy has improved to 85% and the property is operating slightly above breakeven. The investment general partner intends to continue to work with the operating general partner to further increase occupancy and stabilize operations. All tax, insurance and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven in 2011 due to a decline in occupancy, insufficient rental rates, and high debt service. After averaging 92% occupancy in 2011, the property is averaging 96% occupancy through September 30, 2012. Occupancy declined to below 90% in 2011 due to a number of deaths and residents moving to assisted living facilities. The recovery is attributed to increased marketing and advertising efforts beyond the property's normal geographic area. By aggressively marketing the surrounding areas with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month, management was successful in releasing the vacant units. The property, however, continues to operate below breakeven. Management petitioned and received approval from the Kansas Housing Resources Corporation for a $35 per unit, per month, rent increase, effective August 2012, but because of the timing, the full effect of the increase will not be seen until the fourth quarter 2012. The operating general partner is currently looking into refinancing options. The real estate taxes, mortgage and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 41 reflects a net loss from Operating Partnerships of $(409,612) and $(331,559), respectively, which includes depreciation and amortization of $1,107,541 and $754,197, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 71% in 2011 and was 68% as of September 30, 2012. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2012. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 83% as of September 30, 2012. Management intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2012. The mortgage, property taxes and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. In 2011 the property operated with an average occupancy of 86%. Management intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased to 94% as of September 30, 2012 and operations have been slightly above breakeven through the third quarter of 2012. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2011, occupancy was 90% and the property operated just slightly below breakeven. Through the third quarter of 2012, average occupancy continues to be stable at 91%; however, the property is continuing to operate slightly below breakeven due to collections issues. The rent collection and eviction policies are a focus for the management company and they are being strictly enforced. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

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

Bienville Partnership (Bienville Apartments) is a 32-unit property in Ringgold, LA. Poor management of the property in 2009 resulted in security issues, deferred maintenance, and a lack of resident retention. In April 2010, the investment general partner approved an operating general partner transfer to improve operations. The security, occupancy, and operating issues have improved since the transfer. However, the property continues to operate below breakeven. Average occupancy in 2011 was 93% and through September 2012 the property has averaged 91% occupancy. The operating general partner states that they expect the high maintenance expenses will continue to decrease, as there have been improvements in the annual audits performed by Rural Development. These audits outline all maintenance items required by Rural Development. The investment general partner intends to continue to monitor occupancy and expenses at the site, and intends to continue to work with the operating general partner until operations stabilize. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the third quarter of 2012, the property averaged 88% occupancy and continued to operate below breakeven due to depressed occupancy caused by a challenging local economy and poor site management, as well as higher insurance costs. As of September 30, 2012, the property was 86% occupied. The investment general partner continues to strongly emphasize the importance of consistent marketing to improve occupancy, and both the operating general partner and regional management frequently visit the property to assist the site manager in advertising and making units rent-ready. The site manager continues to struggle with consistent rent collection, and the regional manager confirms that the site manager will be replaced in the fourth quarter of 2012 unless she exceeds performance expectations. As of October 1, 2012, the property will benefit from new USDA-RD rental assistance on eight (8) units, which should help to stabilize occupancy. The investment general partner intends to continue to work closely with management to improve operations. In 2012, the property faces higher insurance costs due to the increase in management's blanket insurance premium. All mortgage, real estate tax, and insurance payments are current.

Series 42

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 42 reflects a net loss from Operating Partnerships of $(216,734) and $(160,707), respectively, which includes depreciation and amortization of $878,519 and $839,248, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy was weak in 2011 and several tenants lost their jobs as a result.  The job losses contributed to the decreased occupancy which ultimately caused the operational losses suffered in 2011.  Occupancy in 2012 has averaged 86% and as of September 30, 2012 occupancy was 90%. During the third quarter of 2012 the property experienced higher than average turnover due to evictions for non-payment of rent. Operating expenses continue to be a challenge. Increased marketing efforts have contributed to higher than budgeted administrative costs. In addition, maintenance costs are high given the age of the property and high turnover.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit property in Kinder, Louisiana. In 2010, the property experienced a decline in occupancy to an average of 65% for the year which contributed to below breakeven operations. In 2011, occupancy averaged 91% but ended the year at 74%. As of September 30, 2012, occupancy was 77% and the property continued to operate at a deficit. Management reports that the most significant barrier to achieving stabilized occupancy is unqualified applicants. Nearby casinos employ a large portion of the population in the area. However, casinos tend to pay higher wages, which disqualifies their employees as residents because the employees exceed the income limitations. The onsite management continues to offer move in incentives to encourage qualified applicants to lease. Outreach marketing to area businesses and advertising in the local newspaper creates a presence in the market to drive traffic to the property. The investment general partner conducted a site visit in May 2012 and found the property in good condition. The investment general partner intends to continue to monitor occupancy and expenses at the property. The low income housing tax credit compliance period expires on December 31, 2016. All real estate tax, mortgage, and insurance payments are current.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Occupancy averaged only 88% for 2011, but improved to 93% through September 30, 2012. Operations were below breakeven in 2011; however, as of September 30, 2012 the property is now operating slightly above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of September 30, 2012. Accounts payable and accrued expenses stood at approximately $45,000 as of September 30, 2012, which equates to about one month of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management's efforts to maintain payables at an acceptable level.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. Through the third quarter of 2012, the property averaged 88% occupancy and operated below breakeven due to depressed occupancy, high turnover costs, and higher insurance costs. Following the site manager's unexpected heart surgery during the first quarter of 2012, regional management failed to properly administer the property in her absence; as a result, occupancy decreased substantially. In the third quarter of 2012, management employed a new site manager and regional manager who refocused on marketing. The added diligence has been effective; the property was 98% occupied as of September 30, 2012. In addition to low average occupancy, the property has faced excessive bad debt and high turnover costs associated with resident eviction and turnover. Although physical occupancy has improved, the investment general partner continues to work with management to ensure that turnover decreases and collections improve. In 2012, the property also has higher insurance costs due to the increase in management's blanket insurance premium. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

Series 43

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 43 reflects a net loss from Operating Partnerships of $(353,223) and $(423,752), respectively, which includes depreciation and amortization of $1,159,738 and $1,066,580, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was inserted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property's operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Occupancy averaged only 88% for 2011, but improved to 93% through September 30, 2012. Operations were below breakeven in 2011; however, as of September 30, 2012 the property is now operating slightly above breakeven. Management is marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of September 30, 2012. Accounts payable and accrued expenses stood at approximately $45,000 as of September 30, 2012, which equates to about one month of operating expenses. The investment general partner intends to continue to monitor improvements in operations and management's efforts to maintain payables at an acceptable level.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. Average physical occupancy was 97% in 2011; however, the property was unable to operate at breakeven due to low rental rates. Through the third quarter of 2012, average physical occupancy continued to be strong at 95% and the property operated slightly above breakeven. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Occupancy was 97% as of September 30, 2012 with operations back above breakeven status. Excessive receivables and accounts payable continued to hinder operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In their first full calendar year of managing operations, new management was proactive in evicting delinquent tenants and raising the rents for new tenants to an amount closer to the tax credit maximum. The investment general partner met with management in January 2012 to review the 2012 operating budget and initiatives. Management did implement rent increases averaging 3% in January 2012. The outstanding payables balance decreased from $78,000 at year end 2011 to $51,762 at the end of the third quarter 2012. The mortgage and insurance are current and the property is tax exempt. The investor general partner met with the operating general partner and Winn Management during the third quarter of 2012 to discuss operations and perform a site visit. All deficiencies noted during the inspection were addressed by management. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in March 2011 and revisited the property in January 2012. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations until it stabilizes with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through September 30, 2012, $118,313 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $324,495, and incur recapture and interest penalty costs of $888,890, equivalent to approximately $89 and $244 per 1,000 BACs respectively. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $83,550, and incur recapture and interest penalty costs of $983,489, equivalent to approximately $23 and $270 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of September 30, 2012.

Henderson Fountainhead L.P. (Seven Points Apartments) is a 36-unit property in Seven Points, Texas. The property operated slightly below breakeven in 2011 because of increased maintenance expenses and low occupancy, which averaged 85%. In 2012, year-to-date average occupancy has increased to 90%, but the property continues to operate slightly below-breakeven. Administrative and maintenance expenses are running above budget year to date due to evictions and curb appeal repairs. Occupancy has increased to 97% in September as management continues to create a strong presence in the market through outreach marketing and advertising. The investment general partner plans to work with the operating general partner on reducing expenses and increasing resident retention at the property. All real estate tax, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of September 30, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 44 reflects a net loss from Operating Partnerships of $(789,579) and $(683,591), respectively, which includes depreciation and amortization of $1,128,476 and $1,199,517, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner has continued to fund deficits through the October 1, 2012 mortgage payment, however, that will end before year end 2012 based on a verbal notice from the operating general partner to the investment general partner on October 15, 2012. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period that ends on December 31, 2019.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 94% in 2011 and during the first three quarters of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during the first three quarters of 2012. This decline in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Brookside Park. The property's mortgage, real estate tax and insurance payments are current as of September 30, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $63,284, and incur recapture and interest penalty costs of $44,511, equivalent to approximately $23 and $16 per 1,000 BACs respectively. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $45,499, and incur recapture and interest penalty costs of $51,966, equivalent to approximately $17 and $19 per 1,000 BACs respectively.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through September 30, 2012, $118,313 from fund reserves of the investment general partners of Alexander Mills, L.P., had been advanced to the Operating Partnership to keep the mortgage current. If the market strengthening does not continue, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of foreclosure and potential recapture costs in 2012. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $397,410, and incur recapture and interest penalty costs of $1,086,449, equivalent to approximately $147 and $402 per 1,000 BACs respectively. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $102,121, and incur recapture and interest penalty costs of $1,202,076, equivalent to approximately $38 and $444 per 1,000 BACs respectively.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of September 30, 2012.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. In 2011, average occupancy fell significantly to 76% at Memphis 102 due to the continuing downward rental market and the lack of job opportunities in Memphis, as well as the unavailability of Section 8 vouchers from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. For the quarter ending September 30, 2012, occupancy continues to struggle averaging 68%. Management has recently increased its advertising and marketing efforts and continues to offer rental concessions; however, occupancy remains a significant challenge in 2012. For the quarter ending September 30, 2012 the property continues to operate significantly below breakeven. In 2011, net cash flow expended by property operations totaled ($204,196) due to high real estate taxes and accompanying interest and penalties, as well as high maintenance expenses and bad debt. Negative operations were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County, as well as by approximately $21,000 of net advances from the operating general partner and its affiliates. In 2010, occupancy was relatively stable at 88%, but the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled ($17,842), which was funded with operating general partner deficit advances.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $680,000 as of September 30, 2012.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorneys representing the operating general partner negotiated with the lender and obtained several continuances of the hearing. As of September 30, 2012, the hearing date has been extended indefinitely on the court docket while the parties attempt to resolve the matter. As conditions of the continuances, the lender is requiring that Memphis 102 and the four other unrelated LIHTC partnerships meet certain conditions, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing and complying with repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. Memphis 102 and the operating general partner have only completed some of these conditions and are continuing to negotiate with the lender. The mortgage and insurance payments are current as of September 30, 2012, although the significant unpaid real estate taxes are an undeclared default on the mortgage. The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2012, the estimated credit loss of $1,024,194 and tax credit recapture cost and interest penalty of $1,626,248 is equivalent to credit loss of $379 and tax credit recapture and interest of $602 per 1,000 BACs. The low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Occupancy averaged 85% in 2011 and declined to 75% through the third quarter 2012 due to continued weakness in the local economy. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. However, despite these issues, the property was able to generate a small positive cash flow in 2011. Through the third quarter of 2012, the property has operated below breakeven. In addition to low occupancy, the property is struggling with a high level of accounts payable. Management is focused on paying outstanding bills but the limited cash flow has made it difficult to do so. The mortgage payments, real estate taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 45 reflects a net loss from Operating Partnerships of $(559,159) and $(410,623), respectively, which includes depreciation and amortization of $1,415,611 and $1,446,924 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $1,000+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of September 30, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $560,000. As of October 16, 2012 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $101,000 and $92,600 respectively, have not been paid. Also, the operating general partner indicated that the April 30, 2012 installment payment of $200,000 due from certain unrelated entities owned by a principal of the operating general partner has been paid.  As of October 16, 2012, no default notice has been received by the Operating Partnership from the lender.

For the quarter ending September 30, 2012, average occupancy had further eroded to 63%. Average occupancy decreased to 79% for 2011 compared to 89% for 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of September 30, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, for the quarter ending September 30, 2012 and in 2011, maintenance expenses decreased due to poor occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem has continued in of 2012.

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

Through September 30, 2012, the Operating Partnership expended net cash flow of approximately ($345,000) due to low occupancy and consequently low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of September 30, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $193,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is pursuing a sales effort of the property to low-income qualified homebuyers in coordination with a nonprofit affordable housing agency and the lender. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2012, the estimated tax credit recapture cost and interest penalty of $45,103 is equivalent to recapture and interest of $11 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were $76k, $132k and $123k, respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties are discussing scenarios to assess additional funding sources for 2012 and beyond. Note that the operating general partner has continued to fund deficits through the October 1, 2012 mortgage payment; however, that will end before year end 2012 based on a verbal notice from the operating general partner to the investment general partner on October 15, 2012. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period that ends on December 31, 2019.

Occupancy improved in 2010 averaging 94%. Occupancy remained strong averaging 94% in 2011 and during the first three quarters of 2012. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during the first three quarters of 2012. This decline in cash flow is attributable to high tenant receivables, bad debt, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner intends to monitor this change to determine whether the new management company is able to deliver better operating results for Brookside Park. The property's mortgage, real estate tax and insurance payments are current as of September 30, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2012, the Operating Partnership would lose future tax credits of $1,694,674 and incur recapture and interest penalty costs of $1,191,984, equivalent to approximately $422 and $297 per 1,000 BACs respectively. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $1,218,393, and incur recapture and interest penalty costs of $1,391,602, equivalent to approximately $303 and $347 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required management to contract out all maintenance work at a higher cost instead of using affiliated company employees. In 2011, occupancy averaged 92%. As a result of a further increase in maintenance expenses, operations remained below breakeven in 2011. As of September 30, 2012, occupancy has dropped to 75%. Management states that a few tenants have left as a result of several affordable single family homes coming into the market. Despite the decrease in occupancy, the property is operating above breakeven through the third quarter of 2012 due to a utility reimbursement from the Lone Grove Trust Authority for a utility overcharge. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

Series 46

As of September 30, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2012, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2012 and 2011, Series 46 reflects a net loss from Operating Partnerships of $(265,819) and $(309,025), respectively, which includes depreciation and amortization of $690,425 and $696,992, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property located in Kansas City, MO.  The property had below breakeven operations in 2010 and 2011 resulting from high operating expenses, specifically maintenance costs.  During the second quarter of 2010, it was identified that the property was dealing with a bed bug issue.  Since that time, the bed bug remediation has become an extensive and ongoing problem.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  Despite the ongoing pest issue, the 2012 occupancy averaged 97% and has continued to remain strong through the third quarter of 2012, with occupancy at 99%. The pest issue has become more manageable and treatment costs have decreased significantly. Overall operating expenses have decreased in 2012, but management is projecting the property to continue to operate at a deficit for the remainder of the year. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite occupancy averaging 97%, the property operated below breakeven in 2011 due to high operating expenses and insufficient rental rates.  Although the operating managing member hired a real estate tax consulting firm to appeal the 2011 tax assessment, via the payment under protest process, this was ultimately rejected by the tax authority. This ruling could have been appealed; however, the legal expense to go to court would have been greater than the actual cost savings. In addition, because occupancy remained strong, the State tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010; unfortunately, this did not bring 2011 operations above breakeven. Despite a second $10 per unit per month rent increase, made effective May 1, 2012, and occupancy ending September 2012 at 98%, the property remained below breakeven through the first three quarters of 2012. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of September 30, 2012.

Other Matters

The investment general partner has begun a complete review of all properties located within federally declared disaster areas as a result of Hurricane Sandy.  One property within this Fund has sustained minor damage. The investment general partner has not been able to contact five properties located within the federally declared disaster area. However, the investment general partner believes that none of the damage that they are aware of at this time will have a material impact on property operations or the delivery of any remaining tax credits.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 15, 2012		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 15, 2012	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 15, 2012	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.