Form 10-Q
period 2012-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2013-02-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2012
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer 	Accelerated filer 
Non-accelerated filer 	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2012

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Operations 9 months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-245

Item 3. Quantitative and Qualitative Disclosures About Market Risk	246

Item 4. Controls and Procedures	246

PART II OTHER INFORMATION

Item 1. Legal Proceedings	247

Item 1A. Risk Factors	247

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	247

Item 3. Defaults Upon Senior Securities	247

Item 4. Mine Safety Disclosures	247

Item 5. Other Information	247

Item 6. Exhibits	247

Signatures	248

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$24,377,763	$26,489,050

OTHER ASSETS
Cash and cash equivalents	12,134,493	7,526,780
Notes receivable	69,698	69,698
Acquisition costs net	2,092,198	2,567,553
Other assets	292,232	180,995

	$38,966,384	$36,834,076

LIABILITIES

Accounts payable and accrued expenses	$276,684	$72,296
Accounts payable affiliates (Note C)	53,872,663	54,365,790
Capital contributions payable	1,112,784	1,135,980

	55,262,131	55,574,066

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,646,580 are outstanding	(8,966,565)	(11,386,367)
General Partner	(7,329,182)	(7,353,623)

	(16,295,747)	(18,739,990)

	$38,966,384	$36,834,076

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	166,043	479,690
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$166,043	$479,690

LIABILITIES

Accounts payable and accrued expenses	$22,600	$27,500
Accounts payable affiliates (Note C)	2,002,321	2,209,870
Capital contributions payable	-	-

	2,024,921	2,237,370

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,865,700 outstanding	(1,532,037)	(1,431,851)
General Partner	(326,841)	(325,829)

	(1,858,878)	(1,757,680)

	$166,043	$479,690

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	137,489	244,322
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$137,489	$244,322

LIABILITIES

Accounts payable and accrued expenses	$-	$10,000
Accounts payable affiliates (Note C)	1,386,389	1,411,079
Capital contributions payable	-	-

	1,386,389	1,421,079

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,074,461)	(1,003,039)
General Partner	(174,439)	(173,718)

	(1,248,900)	(1,176,757)

	$137,489	$244,322

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	410,376	156,063
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	500

	$410,376	$156,563

LIABILITIES

Accounts payable and accrued expenses	$53,000	$-
Accounts payable affiliates (Note C)	3,028,050	3,025,264
Capital contributions payable	9,352	9,352

	3,090,402	3,034,616

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,434,142)	(2,630,189)
General Partner	(245,884)	(247,864)

	(2,680,026)	(2,878,053)

	$410,376	$156,563

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	185,830	114,217
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$185,830	$114,217

LIABILITIES

Accounts payable and accrued expenses	$7,500	$-
Accounts payable affiliates (Note C)	2,455,451	2,427,842
Capital contributions payable	-	-

	2,462,951	2,427,842

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(1,969,503)	(2,005,642)
General Partner	(307,618)	(307,983)

	(2,277,121)	(2,313,625)

	$185,830	$114,217

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,704,132	278,922
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,704,132	$278,922

LIABILITIES

Accounts payable and accrued expenses	$12,754	$5,000
Accounts payable affiliates (Note C)	2,441,360	2,667,771
Capital contributions payable	-	9,999

	2,454,114	2,682,770

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(557,185)	(2,194,512)
General Partner	(192,797)	(209,336)

	(749,982)	(2,403,848)

	$1,704,132	$278,922

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,325,201	492,120
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,250	1,250

	$2,326,451	$493,370

LIABILITIES

Accounts payable and accrued expenses	$8,280	$16,222
Accounts payable affiliates (Note C)	373,782	914,217
Capital contributions payable	-	-

	382,062	930,439

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 are outstanding	2,182,389	(175,254)
General Partner	(238,000)	(261,815)

	1,944,389	(437,069)

	$2,326,451	$493,370

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,651,106	563,940
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	1,772	5,400

	$1,652,878	$569,340

LIABILITIES

Accounts payable and accrued expenses	$19,015	$5,101
Accounts payable affiliates (Note C)	1,863,549	2,560,808
Capital contributions payable	1,293	14,490

	1,883,857	2,580,399

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and outstanding	111,584	(1,650,695)
General Partner	(342,563)	(360,364)

	(230,979)	(2,011,059)

	$1,652,878	$569,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	214,615	312,310
Notes receivable	-	-
Acquisition costs net	16,348	65,391
Other assets	7,233	7,233

	$238,196	$384,934

LIABILITIES

Accounts payable and accrued expenses	$8,257	$-
Accounts payable affiliates (Note C)	1,547,168	2,175,083
Capital contributions payable	10,020	10,020

	1,565,445	2,185,103

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,107,529)	(1,575,720)
General Partner	(219,720)	(224,449)

	(1,327,249)	(1,800,169)

	$238,196	$384,934

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	337,868	329,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	3,550	3,550

	$341,418	$332,706

LIABILITIES

Accounts payable and accrued expenses	$-	$5,070
Accounts payable affiliates (Note C)	1,504,365	1,660,464
Capital contributions payable	40,968	40,968

	1,545,333	1,706,502

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 4,000,238 are outstanding	(848,128)	(1,016,310)
General Partner	(355,787)	(357,486)

	(1,203,915)	(1,373,796)

	$341,418	$332,706

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	122,961	246,671
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$122,961	$246,671

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,425,154	3,226,601
Capital contributions payable	10,197	10,197

	3,435,351	3,236,798

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(2,940,619)	(2,621,579)
General Partner	(371,771)	(368,548)

	(3,312,390)	(2,990,127)

	$122,961	$246,671

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	262,798	304,531
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	6,200	500

	$268,998	$305,031

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,496,878	1,470,602
Capital contributions payable	127,396	127,396

	1,624,274	1,597,998

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,114,667)	(1,052,981)
General Partner	(240,609)	(239,986)

	(1,355,276)	(1,292,967)

	$268,998	$305,031

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	229,890	185,230
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	25,000	25,000

	$254,890	$210,230

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,850,450	2,711,114
Capital contributions payable	66,294	66,294

	2,916,744	2,777,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,255,977)	(2,162,248)
General Partner	(405,877)	(404,930)

	(2,661,854)	(2,567,178)

	$254,890	$210,230

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	353,442	429,921
Notes receivable	46,908	46,908
Acquisition costs net	-	-
Other assets	1,449	-

	$401,799	$476,829

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,747,010	2,634,439
Capital contributions payable	173,561	173,561

	2,920,571	2,808,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,698 are outstanding	(2,087,222)	(1,901,497)
General Partner	(431,550)	(429,674)

	(2,518,772)	(2,331,171)

	$401,799	$476,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	202,714	277,132
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$202,714	$277,132

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,787,126	1,769,570
Capital contributions payable	69,154	69,154

	1,859,683	1,842,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and outstanding	(1,414,619)	(1,323,565)
General Partner	(242,350)	(241,430)

	(1,656,969)	(1,564,995)

	$202,714	$277,132

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	36,855	14,637
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$36,855	$14,637

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,563,505	3,340,741
Capital contributions payable	-	-

	3,563,505	3,340,741

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(3,190,994)	(2,992,453)
General Partner	(335,656)	(333,651)

	(3,526,650)	(3,326,104)

	$36,855	$14,637

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	97,729	118,570
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	41,800	-

	$139,529	$118,570

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,004,572	1,842,062
Capital contributions payable	-	-

	2,004,572	1,842,062

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,564,367)	(1,424,232)
General Partner	(300,676)	(299,260)

	(1,865,043)	(1,723,492)

	$139,529	$118,570

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,576,567	159,780
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$1,576,567	$159,780

LIABILITIES

Accounts payable and accrued expenses	$136,000	$-
Accounts payable affiliates (Note C)	2,071,869	2,001,422
Capital contributions payable	-	-

	2,207,869	2,001,422

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(446,325)	(1,644,562)
General Partner	(184,977)	(197,080)

	(631,302)	(1,841,642)

	$1,576,567	$159,780

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	293,621	378,738
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$293,621	$378,738

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,891,067	1,837,419
Capital contributions payable	138,438	138,438

	2,029,505	1,975,857

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,502,961)	(1,365,584)
General Partner	(232,923)	(231,535)

	(1,735,884)	(1,597,119)

	$293,621	$378,738

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$30,033

OTHER ASSETS
Cash and cash equivalents	140,803	224,156
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$140,803	$254,189

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,511,332	1,488,032
Capital contributions payable	-	-

	1,511,332	1,488,032

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(1,138,539)	(1,003,220)
General Partner	(231,990)	(230,623)

	(1,370,529)	(1,233,843)

	$140,803	$254,189

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$6,848	$127,952

OTHER ASSETS
Cash and cash equivalents	142,244	182,356
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$149,092	$310,308

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,376,899	1,324,299
Capital contributions payable	-	-

	1,376,899	1,324,299

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	(1,019,087)	(807,409)
General Partner	(208,720)	(206,582)

	(1,227,807)	(1,013,991)

	$149,092	$310,308

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$117,277	$307,320

OTHER ASSETS
Cash and cash equivalents	71,181	81,751
Notes receivable	-	-
Acquisition costs net	-	-
Other assets	-	-

	$188,458	$389,071

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,562,195	2,406,215
Capital contributions payable	102	102

	2,562,297	2,406,317

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	(2,125,157)	(1,772,130)
General Partner	(248,682)	(245,116)

	(2,373,839)	(2,017,246)

	$188,458	$389,071

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$533,106	$892,598

OTHER ASSETS
Cash and cash equivalents	147,278	194,350
Notes receivable	-	-
Acquisition costs net	141,630	226,608
Other assets	1,218	1,218

	$823,232	$1,314,774

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,809,691	2,656,140
Capital contributions payable	100	100

	2,809,791	2,656,240

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	(1,717,524)	(1,078,882)
General Partner	(269,035)	(262,584)

	(1,986,559)	(1,341,466)

	$823,232	$1,314,774

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,635,543	$1,676,228

OTHER ASSETS
Cash and cash equivalents	257,731	341,295
Notes receivable	22,790	22,790
Acquisition costs net	293,932	345,802
Other assets	51,003	51,003

	$2,260,999	$2,437,118

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,810,598	1,773,533
Capital contributions payable	73,433	73,433

	1,884,031	1,846,966

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	614,137	825,189
General Partner	(237,169)	(235,037)

	376,968	590,152

	$2,260,999	$2,437,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,826,369	$4,021,942

OTHER ASSETS
Cash and cash equivalents	255,477	226,214
Notes receivable	-	-
Acquisition costs net	283,866	333,960
Other assets	112,776	85,341

	$4,478,488	$4,667,457

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,164,753	1,959,668
Capital contributions payable	121,112	121,112

	2,285,865	2,080,780

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	2,492,219	2,882,332
General Partner	(299,596)	(295,655)

	2,192,623	2,586,677

	$4,478,488	$4,667,457

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,120,766	$2,365,868

OTHER ASSETS
Cash and cash equivalents	365,529	423,458
Notes receivable	-	-
Acquisition costs net	1,201,890	1,413,990
Other assets	33,539	-

	$3,721,724	$4,203,316

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,281,728	1,093,203
Capital contributions payable	254,640	254,640

	1,536,368	1,347,843

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	2,400,951	3,064,367
General Partner	(215,595)	(208,894)

	2,185,356	2,855,473

	$3,721,724	$4,203,316

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$7,698,652	$8,228,807

OTHER ASSETS
Cash and cash equivalents	255,897	462,109
Notes receivable	-	-
Acquisition costs net	75,716	89,078
Other assets	5,442	-

	$8,035,707	$8,779,994

LIABILITIES

Accounts payable and accrued expenses	$5,875	$-
Accounts payable affiliates (Note C)	1,050,480	1,000,557
Capital contributions payable	16,724	16,724

	1,073,079	1,017,281

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	7,246,664	8,038,748
General Partner	(284,036)	(276,035)

	6,962,628	7,762,713

	$8,035,707	$8,779,994

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2012	March 31, 2012

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$8,439,202	$8,838,302

OTHER ASSETS
Cash and cash equivalents	189,116	305,141
Notes receivable	-	-
Acquisition costs net	78,816	92,724
Other assets	-	-

	$8,707,134	$9,236,167

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	864,921	777,775
Capital contributions payable	-	-

	864,921	777,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	8,026,534	8,636,551
General Partner	(184,321)	(178,159)

	7,842,213	8,458,392

	$8,707,134	$9,236,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$4,117	$7,162
Other income	142,020	184,296

	146,137	191,458

Share of income (loss) from Operating Partnerships (Note D)	6,000,715	(915,519)

Expenses
Professional fees	44,714	25,616
Fund management fee, net (Note C)	1,080,074	1,132,369
Amortization	158,450	244,132
General and administrative expenses	202,226	172,887

	1,485,464	1,575,004

NET INCOME (LOSS)	$4,661,388	$(2,299,065)

Net income (loss) allocated to assignees	$4,614,774	$(2,276,075)

Net income (loss) allocated to general partner	$46,614	$(22,990)

Net income (loss) per BAC	$.06	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2012	2011

Income
Interest income	$142	$352
Other income	1,250	-

	1,392	352

Share of income (loss) from Operating Partnerships (Note D)	6,402	15,600

Expenses
Professional fees	55	892
Fund management fee, net (Note C)	22,130	5,077
Amortization	-	-
General and administrative expenses	8,329	6,511

	30,514	12,480

NET INCOME (LOSS)	$(22,720)	$3,472

Net income (loss) allocated to assignees	$(22,493)	$3,437

Net income (loss) allocated to general partner	$(227)	$35

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2012	2011

Income
Interest income	$131	$240
Other income	-	1

	131	241

Share of income (loss) from Operating Partnerships (Note D)	-	118,000

Expenses
Professional fees	-	718
Fund management fee, net (Note C)	16,770	(47,691)
Amortization	-	-
General and administrative expenses	5,399	4,365

	22,169	(42,608)

NET INCOME (LOSS)	$(22,038)	$160,849

Net income (loss) allocated to assignees	$(21,818)	$159,241

Net income (loss) allocated to general partner	$(220)	$1,608

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2012	2011

Income
Interest income	$137	$104
Other income	-	-

	137	104

Share of income (loss) from Operating Partnerships (Note D)	218,995	-

Expenses
Professional fees	-	912
Fund management fee, net (Note C)	20,949	39,988
Amortization	-	-
General and administrative expenses	7,862	5,851

	28,811	46,751

NET INCOME (LOSS)	$190,321	$(46,647)

Net income (loss) allocated to assignees	$188,418	$(46,181)

Net income (loss) allocated to general partner	$1,903	$(466)

Net income (loss) per BAC	$.07	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2012	2011

Income
Interest income	$88	$96
Other income	-	-

	88	96

Share of income (loss) from Operating Partnerships (Note D)	70,180	-

Expenses
Professional fees	-	864
Fund management fee, net (Note C)	24,977	28,079
Amortization	-	-
General and administrative expenses	7,943	6,295

	32,920	35,238

NET INCOME (LOSS)	$37,348	$(35,142)

Net income (loss) allocated to assignees	$36,975	$(34,791)

Net income (loss) allocated to general partner	$373	$(351)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2012	2011

Income
Interest income	$155	$261
Other income	11,048	15,966

	11,203	16,227

Share of income (loss) from Operating Partnerships (Note D)	1,540,442	32,020

Expenses
Professional fees	-	737
Fund management fee, net (Note C)	28,661	18,532
Amortization	-	-
General and administrative expenses	6,434	5,267

	35,095	24,536

NET INCOME (LOSS)	$1,516,550	$23,711

Net income (loss) allocated to assignees	$1,501,384	$23,474

Net income (loss) allocated to general partner	$15,166	$237

Net income (loss) per BAC	$.69	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2012	2011

Income
Interest income	$156	$1,207
Other income	17,867	24,004

	18,023	25,211

Share of income (loss) from Operating Partnerships (Note D)	2,119,968	150,106

Expenses
Professional fees	-	808
Fund management fee, net (Note C)	(7,240)	14,460
Amortization	-	-
General and administrative expenses	7,030	5,563

	(210)	20,831

NET INCOME (LOSS)	$2,138,201	$154,486

Net income (loss) allocated to assignees	$2,116,819	$152,941

Net income (loss) allocated to general partner	$21,382	$1,545

Net income (loss) per BAC	$.70	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2012	2011

Income
Interest income	$211	$161
Other income	13,358	128,292

	13,569	128,453

Share of income (loss) from Operating Partnerships (Note D)	1,367,856	-

Expenses
Professional fees	-	892
Fund management fee, net (Note C)	34,109	71,907
Amortization	-	-
General and administrative expenses	10,512	8,366

	44,621	81,165

NET INCOME (LOSS)	$1,336,804	$47,288

Net income (loss) allocated to assignees	$1,323,436	$46,815

Net income (loss) allocated to general partner	$13,368	$473

Net income (loss) per BAC	$.33	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2012	2011

Income
Interest income	$175	$335
Other income	27,615	1,500

	27,790	1,835

Share of income (loss) from Operating Partnerships (Note D)	6,283	-

Expenses
Professional fees	-	742
Fund management fee, net (Note C)	34,894	44,921
Amortization	16,347	16,347
General and administrative expenses	6,560	5,095

	57,801	67,105

NET INCOME (LOSS)	$(23,728)	$(65,270)

Net income (loss) allocated to assignees	$(23,491)	$(64,617)

Net income (loss) allocated to general partner	$(237)	$(653)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2012	2011

Income
Interest income	$320	$377
Other income	19,840	640

	20,160	1,017

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	851
Fund management fee, net (Note C)	59,972	70,129
Amortization	-	-
General and administrative expenses	8,742	7,077

	68,714	78,057

NET INCOME (LOSS)	$(48,554)	$(77,040)

Net income (loss) allocated to assignees	$(48,068)	$(76,270)

Net income (loss) allocated to general partner	$(486)	$(770)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2012	2011

Income
Interest income	$112	$283
Other income	2,854	20

	2,966	303

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,747	2,377
Fund management fee, net (Note C)	80,651	75,351
Amortization	-	-
General and administrative expenses	9,072	6,982

	114,470	84,710

NET INCOME (LOSS)	$(111,504)	$(84,407)

Net income (loss) allocated to assignees	$(110,389)	$(83,563)

Net income (loss) allocated to general partner	$(1,115)	$(844)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2012	2011

Income
Interest income	$217	$412
Other income	-	-

	217	412

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	859	746
Fund management fee, net (Note C)	27,027	39,213
Amortization	-	-
General and administrative expenses	6,821	5,289

	34,707	45,248

NET INCOME (LOSS)	$(34,490)	$(44,836)

Net income (loss) allocated to assignees	$(34,145)	$(44,388)

Net income (loss) allocated to general partner	$(345)	$(448)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2012	2011

Income
Interest income	$181	$215
Other income	-	1,437

	181	1,652

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	854
Fund management fee, net (Note C)	60,127	78,238
Amortization	-	-
General and administrative expenses	9,290	7,170

	69,417	86,262

NET INCOME (LOSS)	$(69,236)	$(84,610)

Net income (loss) allocated to assignees	$(68,544)	$(83,764)

Net income (loss) allocated to general partner	$(692)	$(846)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2012	2011

Income
Interest income	$266	$463
Other income	10,000	1,000

	10,266	1,463

Share of income (loss) from Operating Partnerships (Note D)	1,449	-

Expenses
Professional fees	-	884
Fund management fee, net (Note C)	51,972	63,857
Amortization	-	-
General and administrative expenses	8,746	6,745

	60,718	71,486

NET INCOME (LOSS)	$(49,003)	$(70,023)

Net income (loss) allocated to assignees	$(48,513)	$(69,323)

Net income (loss) allocated to general partner	$(490)	$(700)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2012	2011

Income
Interest income	$172	$263
Other income	2,529	2,736

	2,701	2,999

Share of income (loss) from Operating Partnerships (Note D)	-	21,566

Expenses
Professional fees	-	728
Fund management fee, net (Note C)	30,383	(7,398)
Amortization	-	-
General and administrative expenses	5,903	5,152

	36,286	(1,518)

NET INCOME (LOSS)	$(33,585)	$26,083

Net income (loss) allocated to assignees	$(33,249)	$25,822

Net income (loss) allocated to general partner	$(336)	$261

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2012	2011

Income
Interest income	$3	$8
Other income	23,956	-

	23,959	8

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,646	1,035
Fund management fee, net (Note C)	50,810	44,784
Amortization	-	-
General and administrative expenses	7,326	6,335

	59,782	52,154

NET INCOME (LOSS)	$(35,823)	$(52,146)

Net income (loss) allocated to assignees	$(35,465)	$(51,625)

Net income (loss) allocated to general partner	$(358)	$(521)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2012	2011

Income
Interest income	$54	$42
Other income	-	-

	54	42

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,831	794
Fund management fee, net (Note C)	50,520	47,605
Amortization	-	-
General and administrative expenses	6,932	6,042

	64,283	54,441

NET INCOME (LOSS)	$(64,229)	$(54,399)

Net income (loss) allocated to assignees	$(63,587)	$(53,855)

Net income (loss) allocated to general partner	$(642)	$(544)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2012	2011

Income
Interest income	$74	$42
Other income	3,330	6,700

	3,404	6,742

Share of income (loss) from Operating Partnerships (Note D)	1,242,272	-

Expenses
Professional fees	18	697
Fund management fee, net (Note C)	(49,019)	9,126
Amortization	-	-
General and administrative expenses	5,685	5,234

	(43,316)	15,057

NET INCOME (LOSS)	$1,288,992	$(8,315)

Net income (loss) allocated to assignees	$1,276,102	$(8,232)

Net income (loss) allocated to general partner	$12,890	$(83)

Net income (loss) per BAC	$.61	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2012	2011

Income
Interest income	$236	$377
Other income	-	-

	236	377

Share of income (loss) from Operating Partnerships (Note D)	-	49,773

Expenses
Professional fees	-	712
Fund management fee, net (Note C)	51,216	51,216
Amortization	-	-
General and administrative expenses	5,590	5,175

	56,806	57,103

NET INCOME (LOSS)	$(56,570)	$(6,953)

Net income (loss) allocated to assignees	$(56,004)	$(6,883)

Net income (loss) allocated to general partner	$(566)	$(70)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2012	2011

Income
Interest income	$76	$59
Other income	8,220	2,000

	8,296	2,059

Share of income (loss) from Operating Partnerships (Note D)	-	(66,169)

Expenses
Professional fees	-	721
Fund management fee, net (Note C)	35,100	34,820
Amortization	-	-
General and administrative expenses	5,985	5,460

	41,085	41,001

NET INCOME (LOSS)	$(32,789)	$(105,111)

Net income (loss) allocated to assignees	$(32,461)	$(104,060)

Net income (loss) allocated to general partner	$(328)	$(1,051)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2012	2011

Income
Interest income	$128	$302
Other income	-	-

	128	302

Share of income (loss) from Operating Partnerships (Note D)	(28,155)	(58,298)

Expenses
Professional fees	-	691
Fund management fee, net (Note C)	27,265	27,265
Amortization	-	-
General and administrative expenses	5,503	5,260

	32,768	33,216

NET INCOME (LOSS)	$(60,795)	$(91,212)

Net income (loss) allocated to assignees	$(60,187)	$(90,300)

Net income (loss) allocated to general partner	$(608)	$(912)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2012	2011

Income
Interest income	$16	$32
Other income	-	-

	16	32

Share of income (loss) from Operating Partnerships (Note D)	(87,711)	(64,804)

Expenses
Professional fees	-	708
Fund management fee, net (Note C)	37,679	39,504
Amortization	-	-
General and administrative expenses	6,876	6,071

	44,555	46,283

NET INCOME (LOSS)	$(132,250)	$(111,055)

Net income (loss) allocated to assignees	$(130,927)	$(109,944)

Net income (loss) allocated to general partner	$(1,323)	$(1,111)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2012	2011

Income
Interest income	$113	$255
Other income	-	-

	113	255

Share of income (loss) from Operating Partnerships (Note D)	(138,757)	(186,652)

Expenses
Professional fees	18	1,024
Fund management fee, net (Note C)	54,447	51,272
Amortization	28,326	38,204
General and administrative expenses	8,019	7,685

	90,810	98,185

NET INCOME (LOSS)	$(229,454)	$(284,582)

Net income (loss) allocated to assignees	$(227,159)	$(281,736)

Net income (loss) allocated to general partner	$(2,295)	$(2,846)

Net income (loss) per BAC	$(.08)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2012	2011

Income
Interest income	$188	$103
Other income	-	-

	188	103

Share of income (loss) from Operating Partnerships (Note D)	22,907	(74,297)

Expenses
Professional fees	-	1,002
Fund management fee, net (Note C)	59,678	62,445
Amortization	17,289	17,928
General and administrative expenses	7,754	7,460

	84,721	88,835

NET INCOME (LOSS)	$(61,626)	$(163,029)

Net income (loss) allocated to assignees	$(61,010)	$(161,399)

Net income (loss) allocated to general partner	$(616)	$(1,630)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2012	2011

Income
Interest income	$165	$89
Other income	-	-

	165	89

Share of income (loss) from Operating Partnerships (Note D)	(10,377)	(110,009)

Expenses
Professional fees	-	790
Fund management fee, net (Note C)	72,428	72,695
Amortization	16,698	24,729
General and administrative expenses	9,052	8,632

	98,178	106,846

NET INCOME (LOSS)	$(108,390)	$(216,766)

Net income (loss) allocated to assignees	$(107,306)	$(214,598)

Net income (loss) allocated to general partner	$(1,084)	$(2,168)

Net income (loss) per BAC	$(.03)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2012	2011

Income
Interest income	$245	$225
Other income	51	-

	296	225

Share of income (loss) from Operating Partnerships (Note D)	(73,244)	(319,842)

Expenses
Professional fees	-	2,864
Fund management fee, net (Note C)	71,175	62,814
Amortization	70,700	70,700
General and administrative expenses	6,879	6,784

	148,754	143,162

NET INCOME (LOSS)	$(221,702)	$(462,779)

Net income (loss) allocated to assignees	$(219,485)	$(458,151)

Net income (loss) allocated to general partner	$(2,217)	$(4,628)

Net income (loss) per BAC	$(.08)	$(.17)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2012	2011

Income
Interest income	$190	$473
Other income	51	-

	241	473

Share of income (loss) from Operating Partnerships (Note D)	(135,265)	(279,093)

Expenses
Professional fees	855	818
Fund management fee, net (Note C)	81,511	80,174
Amortization	4,454	68,273
General and administrative expenses	10,269	9,577

	97,089	158,842

NET INCOME (LOSS)	$(232,113)	$(437,462)

Net income (loss) allocated to assignees	$(229,792)	$(433,087)

Net income (loss) allocated to general partner	$(2,321)	$(4,375)

Net income (loss) per BAC	$(.06)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2012	2011

Income
Interest income	$166	$386
Other income	51	-

	217	386

Share of income (loss) from Operating Partnerships (Note D)	(122,530)	(143,420)

Expenses
Professional fees	9,685	755
Fund management fee, net (Note C)	51,882	53,986
Amortization	4,636	7,951
General and administrative expenses	7,713	7,444

	73,916	70,136

NET INCOME (LOSS)	$(196,229)	$(213,170)

Net income (loss) allocated to assignees	$(194,267)	$(211,038)

Net income (loss) allocated to general partner	$(1,962)	$(2,132)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2012	2011

Income
Interest income	$96,717	$24,809
Other income	664,465	423,489

	761,182	448,298

Share of income (loss) from Operating Partnerships (Note D)	6,629,917	(1,852,531)

Expenses
Professional fees	712,907	663,453
Fund management fee, net (Note C)	3,327,441	3,706,330
Amortization	475,355	732,403
General and administrative expenses	431,153	407,167

	4,946,856	5,509,353

NET INCOME (LOSS)	$2,444,243	$(6,913,586)

Net income (loss) allocated to assignees	$2,419,802	$(6,844,450)

Net income (loss) allocated to general partner	$24,441	$(69,136)

Net income (loss) per BAC	$.03	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2012	2011

Income
Interest income	$571	$1,390
Other income	3,125	625

	3,696	2,015

Share of income (loss) from Operating Partnerships (Note D)	6,402	103,600

Expenses
Professional fees	20,535	23,640
Fund management fee, net (Note C)	72,058	98,709
Amortization	-	-
General and administrative expenses	18,703	15,506

	111,296	137,855

NET INCOME (LOSS)	$(101,198)	$(32,240)

Net income (loss) allocated to assignees	$(100,186)	$(31,918)

Net income (loss) allocated to general partner	$(1,012)	$(322)

Net income (loss) per BAC	$(.03)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2012	2011

Income
Interest income	$430	$776
Other income	3,559	6,912

	3,989	7,688

Share of income (loss) from Operating Partnerships (Note D)	-	118,000

Expenses
Professional fees	16,215	16,907
Fund management fee, net (Note C)	47,259	638
Amortization	-	-
General and administrative expenses	12,658	11,174

	76,132	28,719

NET INCOME (LOSS)	$(72,143)	$96,969

Net income (loss) allocated to assignees	$(71,422)	$95,999

Net income (loss) allocated to general partner	$(721)	$970

Net income (loss) per BAC	$(.04)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2012	2011

Income
Interest income	$307	$229
Other income	5,683	9,217

	5,990	9,446

Share of income (loss) from Operating Partnerships (Note D)	318,670	-

Expenses
Professional fees	23,277	26,445
Fund management fee, net (Note C)	86,574	128,311
Amortization	-	-
General and administrative expenses	16,782	13,642

	126,633	168,398

NET INCOME (LOSS)	$198,027	$(158,952)

Net income (loss) allocated to assignees	$196,047	$(157,362)

Net income (loss) allocated to general partner	$1,980	$(1,590)

Net income (loss) per BAC	$.08	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2012	2011

Income
Interest income	$240	$287
Other income	68,066	-

	68,306	287

Share of income (loss) from Operating Partnerships (Note D)	82,930	-

Expenses
Professional fees	19,867	30,425
Fund management fee, net (Note C)	76,984	105,573
Amortization	-	-
General and administrative expenses	17,881	14,934

	114,732	150,932

NET INCOME (LOSS)	$36,504	$(150,645)

Net income (loss) allocated to assignees	$36,139	$(149,139)

Net income (loss) allocated to general partner	$365	$(1,506)

Net income (loss) per BAC	$.01	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2012	2011

Income
Interest income	$519	$890
Other income	15,528	32,363

	16,047	33,253

Share of income (loss) from Operating Partnerships (Note D)	1,754,864	139,151

Expenses
Professional fees	22,505	22,856
Fund management fee, net (Note C)	80,009	90,874
Amortization	-	-
General and administrative expenses	14,531	12,406

	117,045	126,136

NET INCOME (LOSS)	$1,653,866	$46,268

Net income (loss) allocated to assignees	$1,637,327	$45,805

Net income (loss) allocated to general partner	$16,539	$463

Net income (loss) per BAC	$.75	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2012	2011

Income
Interest income	$836	$2,529
Other income	20,027	52,620

	20,863	55,149

Share of income (loss) from Operating Partnerships (Note D)	2,424,100	1,215,347

Expenses
Professional fees	20,505	22,642
Fund management fee, net (Note C)	26,855	9,100
Amortization	-	-
General and administrative expenses	16,145	13,609

	63,505	45,351

NET INCOME (LOSS)	$2,381,458	$1,225,145

Net income (loss) allocated to assignees	$2,357,643	$1,212,894

Net income (loss) allocated to general partner	$23,815	$12,251

Net income (loss) per BAC	$.78	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2012	2011

Income
Interest income	$869	$494
Other income	37,043	152,211

	37,912	152,705

Share of income (loss) from Operating Partnerships (Note D)	1,948,350	-

Expenses
Professional fees	34,850	36,600
Fund management fee, net (Note C)	150,276	218,607
Amortization	-	-
General and administrative expenses	21,056	16,747

	206,182	271,954

NET INCOME (LOSS)	$1,780,080	$(119,249)

Net income (loss) allocated to assignees	$1,762,279	$(118,057)

Net income (loss) allocated to general partner	$17,801	$(1,192)

Net income (loss) per BAC	$.44	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2012	2011

Income
Interest income	$638	$997
Other income	49,190	20,148

	49,828	21,145

Share of income (loss) from Operating Partnerships (Note D)	582,228	-

Expenses
Professional fees	19,030	20,576
Fund management fee, net (Note C)	76,868	134,486
Amortization	49,043	49,044
General and administrative expenses	14,195	12,360

	159,136	216,466

NET INCOME (LOSS)	$472,920	$(195,321)

Net income (loss) allocated to assignees	$468,191	$(193,368)

Net income (loss) allocated to general partner	$4,729	$(1,953)

Net income (loss) per BAC	$.19	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2012	2011

Income
Interest income	$826	$1,473
Other income	282,500	33,284

	283,326	34,757

Share of income (loss) from Operating Partnerships (Note D)	44,775	-

Expenses
Professional fees	25,715	26,292
Fund management fee, net (Note C)	114,730	223,769
Amortization	-	-
General and administrative expenses	17,775	15,609

	158,220	265,670

NET INCOME (LOSS)	$169,881	$(230,913)

Net income (loss) allocated to assignees	$168,182	$(228,604)

Net income (loss) allocated to general partner	$1,699	$(2,309)

Net income (loss) per BAC	$.04	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2012	2011

Income
Interest income	$411	$966
Other income	5,856	10,659

	6,267	11,625

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	107,330	27,599
Fund management fee, net (Note C)	201,918	192,769
Amortization	-	-
General and administrative expenses	19,282	15,808

	328,530	236,176

NET INCOME (LOSS)	$(322,263)	$(224,551)

Net income (loss) allocated to assignees	$(319,040)	$(222,305)

Net income (loss) allocated to general partner	$(3,223)	$(2,246)

Net income (loss) per BAC	$(.08)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2012	2011

Income
Interest income	$667	$1,479
Other income	3,834	2,004

	4,501	3,483

Share of income (loss) from Operating Partnerships (Note D)	72,943	-

Expenses
Professional fees	21,099	22,658
Fund management fee, net (Note C)	103,628	113,996
Amortization	-	-
General and administrative expenses	15,026	11,900

	139,753	148,554

NET INCOME (LOSS)	$(62,309)	$(145,071)

Net income (loss) allocated to assignees	$(61,686)	$(143,620)

Net income (loss) allocated to general partner	$(623)	$(1,451)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2012	2011

Income
Interest income	$451	$812
Other income	7,598	8,511

	8,049	9,323

Share of income (loss) from Operating Partnerships (Note D)	48,230	-

Expenses
Professional fees	25,980	26,558
Fund management fee, net (Note C)	106,659	240,590
Amortization	-	-
General and administrative expenses	18,316	15,748

	150,955	282,896

NET INCOME (LOSS)	$(94,676)	$(273,573)

Net income (loss) allocated to assignees	$(93,729)	$(270,837)

Net income (loss) allocated to general partner	$(947)	$(2,736)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2012	2011

Income
Interest income	$827	$1,628
Other income	19,300	1,664

	20,127	3,292

Share of income (loss) from Operating Partnerships (Note D)	1,449	(52,794)

Expenses
Professional fees	19,982	23,591
Fund management fee, net (Note C)	170,091	186,540
Amortization	-	-
General and administrative expenses	19,104	15,629

	209,177	225,760

NET INCOME (LOSS)	$(187,601)	$(275,262)

Net income (loss) allocated to assignees	$(185,725)	$(272,509)

Net income (loss) allocated to general partner	$(1,876)	$(2,753)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2012	2011

Income
Interest income	$526	$855
Other income	17,249	4,514

	17,775	5,369

Share of income (loss) from Operating Partnerships (Note D)	-	21,566

Expenses
Professional fees	16,889	17,888
Fund management fee, net (Note C)	79,417	53,643
Amortization	-	-
General and administrative expenses	13,443	13,950

	109,749	85,481

NET INCOME (LOSS)	$(91,974)	$(58,546)

Net income (loss) allocated to assignees	$(91,054)	$(57,961)

Net income (loss) allocated to general partner	$(920)	$(585)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2012	2011

Income
Interest income	$8	$48
Other income	36,678	22,853

	36,686	22,901

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	25,487	28,422
Fund management fee, net (Note C)	196,208	185,743
Amortization	-	-
General and administrative expenses	15,537	15,976

	237,232	230,141

NET INCOME (LOSS)	$(200,546)	$(207,240)

Net income (loss) allocated to assignees	$(198,541)	$(205,168)

Net income (loss) allocated to general partner	$(2,005)	$(2,072)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2012	2011

Income
Interest income	$114	$227
Other income	69	3,475

	183	3,702

Share of income (loss) from Operating Partnerships (Note D)	52,500	(93,491)

Expenses
Professional fees	26,172	24,300
Fund management fee, net (Note C)	153,010	129,285
Amortization	-	-
General and administrative expenses	15,052	15,605

	194,234	169,190

NET INCOME (LOSS)	$(141,551)	$(258,979)

Net income (loss) allocated to assignees	$(140,135)	$(256,389)

Net income (loss) allocated to general partner	$(1,416)	$(2,590)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2012	2011

Income
Interest income	$194	$191
Other income	22,777	18,309

	22,971	18,500

Share of income (loss) from Operating Partnerships (Note D)	1,242,272	(54,048)

Expenses
Professional fees	19,366	18,879
Fund management fee, net (Note C)	22,875	80,653
Amortization	-	-
General and administrative expenses	12,662	13,625

	54,903	113,157

NET INCOME (LOSS)	$1,210,340	$(148,705)

Net income (loss) allocated to assignees	$1,198,237	$(147,218)

Net income (loss) allocated to general partner	$12,103	$(1,487)

Net income (loss) per BAC	$.57	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2012	2011

Income
Interest income	$718	$1,360
Other income	23,092	41,499

	23,810	42,859

Share of income (loss) from Operating Partnerships (Note D)	-	155,187

Expenses
Professional fees	14,711	15,524
Fund management fee, net (Note C)	135,130	135,130
Amortization	-	-
General and administrative expenses	12,734	13,747

	162,575	164,401

NET INCOME (LOSS)	$(138,765)	$33,645

Net income (loss) allocated to assignees	$(137,377)	$33,309

Net income (loss) allocated to general partner	$(1,388)	$336

Net income (loss) per BAC	$(.05)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2012	2011

Income
Interest income	$258	$317
Other income	27,497	2,000

	27,755	2,317

Share of income (loss) from Operating Partnerships (Note D)	(24,773)	(178,566)

Expenses
Professional fees	19,367	19,062
Fund management fee, net (Note C)	107,036	102,398
Amortization	-	-
General and administrative expenses	13,265	14,200

	139,668	135,660

NET INCOME (LOSS)	$(136,686)	$(311,909)

Net income (loss) allocated to assignees	$(135,319)	$(308,790)

Net income (loss) allocated to general partner	$(1,367)	$(3,119)

Net income (loss) per BAC	$(.05)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2012	2011

Income
Interest income	$411	$1,237
Other income	7,345	-

	7,756	1,237

Share of income (loss) from Operating Partnerships (Note D)	(113,503)	(113,056)

Expenses
Professional fees	16,975	18,826
Fund management fee, net (Note C)	78,677	88,465
Amortization	-	-
General and administrative expenses	12,417	13,372

	108,069	120,663

NET INCOME (LOSS)	$(213,816)	$(232,482)

Net income (loss) allocated to assignees	$(211,678)	$(230,157)

Net income (loss) allocated to general partner	$(2,138)	$(2,325)

Net income (loss) per BAC	$(.09)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2012	2011

Income
Interest income	$52	$176
Other income	7,580	-

	7,632	176

Share of income (loss) from Operating Partnerships (Note D)	(190,043)	(299,177)

Expenses
Professional fees	25,399	24,394
Fund management fee, net (Note C)	134,720	137,220
Amortization	-	-
General and administrative expenses	14,063	14,544

	174,182	176,158

NET INCOME (LOSS)	$(356,593)	$(475,159)

Net income (loss) allocated to assignees	$(353,027)	$(470,407)

Net income (loss) allocated to general partner	$(3,566)	$(4,752)

Net income (loss) per BAC	$(.13)	$(.18)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2012	2011

Income
Interest income	$395	$877
Other income	-	-

	395	877

Share of income (loss) from Operating Partnerships (Note D)	(357,227)	(498,756)

Expenses
Professional fees	26,638	27,671
Fund management fee, net (Note C)	160,684	155,433
Amortization	84,978	114,612
General and administrative expenses	15,961	17,015

	288,261	314,731

NET INCOME (LOSS)	$(645,093)	$(812,610)

Net income (loss) allocated to assignees	$(638,642)	$(804,484)

Net income (loss) allocated to general partner	$(6,451)	$(8,126)

Net income (loss) per BAC	$(.22)	$(.28)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2012	2011

Income
Interest income	$32,597	$440
Other income	716	621

	33,313	1,061

Share of income (loss) from Operating Partnerships (Note D)	5,769	(107,650)

Expenses
Professional fees	27,558	28,995
Fund management fee, net (Note C)	156,211	146,881
Amortization	51,870	53,788
General and administrative expenses	16,627	17,797

	252,266	247,461

NET INCOME (LOSS)	$(213,184)	$(354,050)

Net income (loss) allocated to assignees	$(211,052)	$(350,510)

Net income (loss) allocated to general partner	$(2,132)	$(3,540)

Net income (loss) per BAC	$(.08)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2012	2011

Income
Interest income	$51,902	$527
Other income	-	-

	51,902	527

Share of income (loss) from Operating Partnerships (Note D)	(153,354)	(365,527)

Expenses
Professional fees	29,183	32,349
Fund management fee, net (Note C)	195,878	195,365
Amortization	50,094	74,187
General and administrative expenses	17,447	18,522

	292,602	320,423

NET INCOME (LOSS)	$(394,054)	$(685,423)

Net income (loss) allocated to assignees	$(390,113)	$(678,569)

Net income (loss) allocated to general partner	$(3,941)	$(6,854)

Net income (loss) per BAC	$(.11)	$(.19)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2012	2011

Income
Interest income	$724	$1,149
Other income	51	-

	775	1,149

Share of income (loss) from Operating Partnerships (Note D)	(233,065)	(721,233)

Expenses
Professional fees	18,523	20,773
Fund management fee, net (Note C)	192,715	143,286
Amortization	212,100	212,100
General and administrative expenses	14,489	15,768

	437,827	391,927

NET INCOME (LOSS)	$(670,117)	$(1,112,011)

Net income (loss) allocated to assignees	$(663,416)	$(1,100,891)

Net income (loss) allocated to general partner	$(6,701)	$(11,120)

Net income (loss) per BAC	$(.25)	$(.41)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2012	2011

Income
Interest income	$712	$1,737
Other income	51	-

	763	1,737

Share of income (loss) from Operating Partnerships (Note D)	(497,909)	(671,729)

Expenses
Professional fees	37,057	35,850
Fund management fee, net (Note C)	232,860	234,234
Amortization	13,362	204,819
General and administrative expenses	19,660	20,561

	302,939	495,464

NET INCOME (LOSS)	$(800,085)	$(1,165,456)

Net income (loss) allocated to assignees	$(792,084)	$(1,153,801)

Net income (loss) allocated to general partner	$(8,001)	$(11,655)

Net income (loss) per BAC	$(.20)	$(.29)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2012	2011

Income
Interest income	$514	$1,718
Other income	51	-

	565	1,718

Share of income (loss) from Operating Partnerships (Note D)	(385,691)	(449,355)

Expenses
Professional fees	32,692	23,731
Fund management fee, net (Note C)	168,111	174,632
Amortization	13,908	23,853
General and administrative expenses	16,342	17,413

	231,053	239,629

NET INCOME (LOSS)	$(616,179)	$(687,266)

Net income (loss) allocated to assignees	$(610,017)	$(680,393)

Net income (loss) allocated to general partner	$(6,162)	$(6,873)

Net income (loss) per BAC	$(.20)	$(.23)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2012	$(11,386,367)	$(7,353,623)	$(18,739,990)

Net income (loss)	2,419,802	24,441	2,444,243

Partners' capital (deficit), December 31, 2012	$(8,966,565)	$(7,329,182)	$(16,295,747)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2012	$(1,431,851)	$(325,829)	$(1,757,680)

Net income (loss)	(100,186)	(1,012)	(101,198)

Partners' capital (deficit), December 31, 2012	$(1,532,037)	$(326,841)	$(1,858,878)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2012	$(1,003,039)	$(173,718)	$(1,176,757)

Net income (loss)	(71,422)	(721)	(72,143)

Partners' capital (deficit), December 31, 2012	$(1,074,461)	$(174,439)	$(1,248,900)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2012	$(2,630,189)	$(247,864)	$(2,878,053)

Net income (loss)	196,047	1,980	198,027

Partners' capital (deficit), December 31, 2012	$(2,434,142)	$(245,884)	$(2,680,026)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2012	$(2,005,642)	$(307,983)	$(2,313,625)

Net income (loss)	36,139	365	36,504

Partners' capital (deficit), December 31, 2012	$(1,969,503)	$(307,618)	$(2,277,121)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2012	$(2,194,512)	$(209,336)	$(2,403,848)

Net income (loss)	1,637,327	16,539	1,653,866

Partners' capital (deficit), December 31, 2012	$(557,185)	$(192,797)	$(749,982)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2012	$(175,254)	$(261,815)	$(437,069)

Net income (loss)	2,357,643	23,815	2,381,458

Partners' capital (deficit), December 31, 2012	$2,182,389	$(238,000)	$1,944,389

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2012	$(1,650,695)	$(360,364)	$(2,011,059)

Net income (loss)	1,762,279	17,801	1,780,080

Partners' capital (deficit), December 31, 2012	$111,584	$(342,563)	$(230,979)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2012	$(1,575,720)	$(224,449)	$(1,800,169)

Net income (loss)	468,191	4,729	472,920

Partners' capital (deficit), December 31, 2012	$(1,107,529)	$(219,720)	$(1,327,249)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2012	$(1,016,310)	$(357,486)	$(1,373,796)

Net income (loss)	168,182	1,699	169,881

Partners' capital (deficit), December 31, 2012	$(848,128)	$(355,787)	$(1,203,915)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2012	$(2,621,579)	$(368,548)	$(2,990,127)

Net income (loss)	(319,040)	(3,223)	(322,263)

Partners' capital (deficit), December 31, 2012	$(2,940,619)	$(371,771)	$(3,312,390)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2012	$(1,052,981)	$(239,986)	$(1,292,967)

Net income (loss)	(61,686)	(623)	(62,309)

Partners' capital (deficit), December 31, 2012	$(1,114,667)	$(240,609)	$(1,355,276)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2012	$(2,162,248)	$(404,930)	$(2,567,178)

Net income (loss)	(93,729)	(947)	(94,676)

Partners' capital (deficit), December 31, 2012	$(2,255,977)	$(405,877)	$(2,661,854)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2012	$(1,901,497)	$(429,674)	$(2,331,171)

Net income (loss)	(185,725)	(1,876)	(187,601)

Partners' capital (deficit), December 31, 2012	$(2,087,222)	$(431,550)	$(2,518,772)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2012	$(1,323,565)	$(241,430)	$(1,564,995)

Net income (loss)	(91,054)	(920)	(91,974)

Partners' capital (deficit), December 31, 2012	$(1,414,619)	$(242,350)	$(1,656,969)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2012	$(2,992,453)	$(333,651)	$(3,326,104)

Net income (loss)	(198,541)	(2,005)	(200,546)

Partners' capital (deficit), December 31, 2012	$(3,190,994)	$(335,656)	$(3,526,650)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2012	$(1,424,232)	$(299,260)	$(1,723,492)

Net income (loss)	(140,135)	(1,416)	(141,551)

Partners' capital (deficit), December 31, 2012	$(1,564,367)	$(300,676)	$(1,865,043)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2012	$(1,644,562)	$(197,080)	$(1,841,642)

Net income (loss)	1,198,237	12,103	1,210,340

Partners' capital (deficit), December 31, 2012	$(446,325)	$(184,977)	$(631,302)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2012	$(1,365,584)	$(231,535)	$(1,597,119)

Net income (loss)	(137,377)	(1,388)	(138,765)

Partners' capital (deficit), December 31, 2012	$(1,502,961)	$(232,923)	$(1,735,884)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2012	$(1,003,220)	$(230,623)	$(1,233,843)

Net income (loss)	(135,319)	(1,367)	(136,686)

Partners' capital (deficit), December 31, 2012	$(1,138,539)	$(231,990)	$(1,370,529)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2012	$(807,409)	$(206,582)	$(1,013,991)

Net income (loss)	(211,678)	(2,138)	(213,816)

Partners' capital (deficit), December 31, 2012	$(1,019,087)	$(208,720)	$(1,227,807)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2012	$(1,772,130)	$(245,116)	$(2,017,246)

Net income (loss)	(353,027)	(3,566)	(356,593)

Partners' capital (deficit), December 31, 2012	$(2,125,157)	$(248,682)	$(2,373,839)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2012	$(1,078,882)	$(262,584)	$(1,341,466)

Net income (loss)	(638,642)	(6,451)	(645,093)

Partners' capital (deficit), December 31, 2012	$(1,717,524)	$(269,035)	$(1,986,559)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2012	$825,189	$(235,037)	$590,152

Net income (loss)	(211,052)	(2,132)	(213,184)

Partners' capital (deficit), December 31, 2012	$614,137	$(237,169)	$376,968

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2012	$2,882,332	$(295,655)	$2,586,677

Net income (loss)	(390,113)	(3,941)	(394,054)

Partners' capital (deficit), December 31, 2012	$2,492,219	$(299,596)	$2,192,623

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2012
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2012	$3,064,367	$(208,894)	$2,855,473

Net income (loss)	(663,416)	(6,701)	(670,117)

Partners' capital (deficit), December 31, 2012	$2,400,951	$(215,595)	$2,185,356

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2012	$8,038,748	$(276,035)	$7,762,713

Net income (loss)	(792,084)	(8,001)	(800,085)

Partners' capital (deficit), December 31, 2012	$7,246,664	$(284,036)	$6,962,628

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2012	$8,636,551	$(178,159)	$8,458,392

Net income (loss)	(610,017)	(6,162)	(616,179)

Partners' capital (deficit), December 31, 2012	$8,026,534	$(184,321)	$7,842,213

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2012	2011

Cash flows from operating activities:

Net income (loss)	$2,444,243	$(6,913,586)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	475,355	732,403
Distributions from Operating Partnerships	161,049	273,065
Share of (Income) Loss from Operating Partnerships	(6,629,917)	1,852,531
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	204,388	(40,276)
Decrease (Increase) in other assets	(111,237)	(70,251)
(Decrease) Increase in accounts payable affiliates	(493,127)	3,817,426

Net cash (used in) provided by operating activities	(3,949,246)	(348,688)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(23,196)	-
Proceeds from the disposition of Operating Partnerships	8,580,155	1,447,558

Net cash provided by investing activities	8,556,959	1,447,558

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,607,713	1,098,870

Cash and cash equivalents, beginning	7,526,780	7,926,372

Cash and cash equivalents, ending	$12,134,493	$9,025,242

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(101,198)	$(32,240)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(6,402)	(103,600)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,900)	12,124
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(207,549)	137,311

Net cash (used in) provided by operating activities	(320,049)	13,595

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	6,402	103,600

Net cash provided by investing activities	6,402	103,600

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(313,647)	117,195

Cash and cash equivalents, beginning	479,690	245,496

Cash and cash equivalents, ending	$166,043	$362,691

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2012	2011

Cash flows from operating activities:
Net income (loss)	$(72,143)	$96,969
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(118,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(10,000)	10,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(24,690)	(80,730)

Net cash (used in) provided by operating activities	(106,833)	(91,761)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	118,000

Net cash provided by investing activities	-	118,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,833)	26,239

Cash and cash equivalents, beginning	244,322	338,841

Cash and cash equivalents, ending	$137,489	$365,080

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement
Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2012	2011

Cash flows from operating activities:

Net income (loss)	$198,027	$(158,952)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(318,670)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	53,000	(12,501)
Decrease (Increase) in other assets	500	-
(Decrease) Increase in accounts payable affiliates	2,786	(14,075)

Net cash (used in) provided by operating activities	(64,357)	(185,528)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	318,670	-

Net cash provided by investing activities	318,670	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	254,313	(185,528)

Cash and cash equivalents, beginning	156,063	344,376

Cash and cash equivalents, ending	$410,376	$158,848

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2012	2011

Cash flows from operating activities:

Net income (loss)	$36,504	$(150,645)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(82,930)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	(7,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	27,609	(47,867)

Net cash (used in) provided by operating activities	(11,317)	(206,012)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	82,930	-

Net cash provided by investing activities	82,930	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	71,613	(206,012)

Cash and cash equivalents, beginning	114,217	325,579

Cash and cash equivalents, ending	$185,830	$119,567

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2012	2011

Cash flows from operating activities:

Net income (loss)	$1,653,866	$46,268
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(1,754,864)	(139,151)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,754	422
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(226,411)	21,475

Net cash (used in) provided by operating activities	(319,655)	(70,986)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(9,999)	-
Proceeds from the disposition of Operating Partnerships	1,754,864	139,151

Net cash provided by investing activities	1,744,865	139,151

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,425,210	68,165

Cash and cash equivalents, beginning	278,922	200,227

Cash and cash equivalents, ending	$1,704,132	$268,392

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2012	2011

Cash flows from operating activities:

Net income (loss)	$2,381,458	$1,225,145
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(2,424,100)	(1,215,347)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,942)	6,992
Decrease (Increase) in other assets	-	(3,500)
(Decrease) Increase in accounts payable affiliates	(540,435)	96,554

Net cash (used in) provided by operating activities	(591,019)	109,844

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	2,424,100	1,065,241

Net cash provided by investing activities	2,424,100	1,065,241

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,833,081	1,175,085

Cash and cash equivalents, beginning	492,120	562,226

Cash and cash equivalents, ending	$2,325,201	$1,737,311

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2012	2011

Cash flows from operating activities:

Net income (loss)	$1,780,080	$(119,249)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(1,948,350)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	13,914	(30,000)
Decrease (Increase) in other assets	3,628	-
(Decrease) Increase in accounts payable affiliates	(697,259)	255,312

Net cash (used in) provided by operating activities	(847,987)	106,063

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(13,197)	-
Proceeds from the disposition of Operating Partnerships	1,948,350	-

Net cash provided by investing activities	1,935,153	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,087,166	106,063

Cash and cash equivalents, beginning	563,940	476,868

Cash and cash equivalents, ending	$1,651,106	$582,931

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2012	2011

Cash flows from operating activities:

Net income (loss)	$472,920	$(195,321)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	49,043	49,044
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(582,228)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,257	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(627,915)	121,156

Net cash (used in) provided by operating activities	(679,923)	(35,121)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	582,228	-

Net cash provided by investing activities	582,228	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(97,695)	(35,121)

Cash and cash equivalents, beginning	312,310	550,614

Cash and cash equivalents, ending	$214,615	$515,493

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$12,841

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2012	2011

Cash flows from operating activities:

Net income (loss)	$169,881	$(230,913)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(44,775)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,070)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(156,099)	250,587

Net cash (used in) provided by operating activities	(36,063)	19,674

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	44,775	-

Net cash provided by investing activities	44,775	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,712	19,674

Cash and cash equivalents, beginning	329,156	259,714

Cash and cash equivalents, ending	$337,868	$279,388

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(322,263)	$(224,551)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	198,553	248,553

Net cash (used in) provided by operating activities	(123,710)	24,002

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(123,710)	24,002

Cash and cash equivalents, beginning	246,671	214,315

Cash and cash equivalents, ending	$122,961	$238,317

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(62,309)	$(145,071)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(72,943)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(9,323)
Decrease (Increase) in other assets	(5,700)	-
(Decrease) Increase in accounts payable affiliates	26,276	30,608

Net cash (used in) provided by operating activities	(114,676)	(123,786)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	72,943	-

Net cash provided by investing activities	72,943	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,733)	(123,786)

Cash and cash equivalents, beginning	304,531	421,530

Cash and cash equivalents, ending	$262,798	$297,744

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(94,676)	$(273,573)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(48,230)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	139,336	273,114

Net cash (used in) provided by operating activities	(3,570)	(459)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	48,230	-

Net cash provided by investing activities	48,230	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,660	(459)

Cash and cash equivalents, beginning	185,230	181,199

Cash and cash equivalents, ending	$229,890	$180,740

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(187,601)	$(275,262)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(1,449)	52,794
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(1,449)	-
(Decrease) Increase in accounts payable affiliates	112,571	212,571

Net cash (used in) provided by operating activities	(77,928)	(9,897)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,449	-

Net cash provided by investing activities	1,449	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(76,479)	(9,897)

Cash and cash equivalents, beginning	429,921	495,360

Cash and cash equivalents, ending	$353,442	$485,463

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(91,974)	$(58,546)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(21,566)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,434
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	17,556	98,862

Net cash (used in) provided by operating activities	(74,418)	27,184

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	21,566

Net cash provided by investing activities	-	21,566

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(74,418)	48,750

Cash and cash equivalents, beginning	277,132	240,231

Cash and cash equivalents, ending	$202,714	$288,981

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(200,546)	$(207,240)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(66,751)
(Decrease) Increase in accounts payable affiliates	222,764	241,822

Net cash (used in) provided by operating activities	22,218	(32,169)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,218	(32,169)

Cash and cash equivalents, beginning	14,637	64,486

Cash and cash equivalents, ending	$36,855	$32,317

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(141,551)	$(258,979)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(52,500)	93,491
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(41,800)	-
(Decrease) Increase in accounts payable affiliates	162,510	171,270

Net cash (used in) provided by operating activities	(73,341)	5,782

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	52,500	-

Net cash provided by investing activities	52,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,841)	5,782

Cash and cash equivalents, beginning	118,570	116,848

Cash and cash equivalents, ending	$97,729	$122,630

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2012	2011

Cash flows from operating activities:

Net income (loss)	$1,210,340	$(148,705)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	(1,242,272)	54,048
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	136,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	70,447	120,448

Net cash (used in) provided by operating activities	174,515	29,449

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,242,272	-

Net cash provided by investing activities	1,242,272	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,416,787	29,449

Cash and cash equivalents, beginning	159,780	133,266

Cash and cash equivalents, ending	$1,576,567	$162,715

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(138,765)	$33,645
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	3,658
Share of (Income) Loss from Operating Partnerships	-	(155,187)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	53,648	153,648

Net cash (used in) provided by operating activities	(85,117)	35,764

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(85,117)	35,764

Cash and cash equivalents, beginning	378,738	346,391

Cash and cash equivalents, ending	$293,621	$382,155

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(136,686)	$(311,909)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	5,260	45,718
Share of (Income) Loss from Operating Partnerships	24,773	178,566
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	23,300	54,109

Net cash (used in) provided by operating activities	(83,353)	(33,516)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,353)	(33,516)

Cash and cash equivalents, beginning	224,156	235,617

Cash and cash equivalents, ending	$140,803	$202,101

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(213,816)	$(232,482)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	7,601	15,288
Share of (Income) Loss from Operating Partnerships	113,503	113,056
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,600	102,600

Net cash (used in) provided by operating activities	(40,112)	(1,538)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,112)	(1,538)

Cash and cash equivalents, beginning	182,356	187,805

Cash and cash equivalents, ending	$142,244	$186,267

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(356,593)	$(475,159)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	190,043	299,177
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	155,980	150,012

	-	-
Net cash (used in) provided by operating activities	(10,570)	(25,970)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,570)	(25,970)

Cash and cash equivalents, beginning	81,751	109,745

Cash and cash equivalents, ending	$71,181	$83,775

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(645,093)	$(812,610)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	84,978	114,612
Distributions from Operating Partnerships	2,265	12,311
Share of (Income) Loss from Operating Partnerships	357,227	498,756
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(8,924)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,551	178,551

Net cash (used in) provided by operating activities	(47,072)	(17,304)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,072)	(17,304)

Cash and cash equivalents, beginning	194,350	215,834

Cash and cash equivalents, ending	$147,278	$198,530

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(213,184)	$(354,050)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	51,870	53,788
Distributions from Operating Partnerships	46,454	36,550
Share of (Income) Loss from Operating Partnerships	(5,769)	107,650
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	37,065	187,335

Net cash (used in) provided by operating activities	(83,564)	31,273

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,564)	31,273

Cash and cash equivalents, beginning	341,295	311,423

Cash and cash equivalents, ending	$257,731	$342,696

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(394,054)	$(685,423)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	50,094	74,187
Distributions from Operating Partnerships	42,219	64,812
Share of (Income) Loss from Operating Partnerships	153,354	365,527
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(27,435)	-
(Decrease) Increase in accounts payable affiliates	205,085	178,603

Net cash (used in) provided by operating activities	29,263	(2,294)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,263	(2,294)

Cash and cash equivalents, beginning	226,214	234,982

Cash and cash equivalents, ending	$255,477	$232,688

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(670,117)	$(1,112,011)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	212,100	212,100
Distributions from Operating Partnerships	12,037	5,079
Share of (Income) Loss from Operating Partnerships	233,065	721,233
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(33,539)	-
(Decrease) Increase in accounts payable affiliates	188,525	213,528

Net cash (used in) provided by operating activities	(57,929)	39,929

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(57,929)	39,929

Cash and cash equivalents, beginning	423,458	395,938

Cash and cash equivalents, ending	$365,529	$435,867

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(800,085)	$(1,165,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,362	204,819
Distributions from Operating Partnerships	31,804	47,876
Share of (Income) Loss from Operating Partnerships	497,909	671,729
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,875	-
Decrease (Increase) in other assets	(5,442)	-
(Decrease) Increase in accounts payable affiliates	49,923	274,923

Net cash (used in) provided by operating activities	(206,654)	33,891

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	442	-

Net cash provided by investing activities	442	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(206,212)	33,891

Cash and cash equivalents, beginning	462,109	425,893

Cash and cash equivalents, ending	$255,897	$459,784

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2012	2011

Cash flows from operating activities:

Net income (loss)	$(616,179)	$(687,266)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,908	23,853
Distributions from Operating Partnerships	13,409	38,115
Share of (Income) Loss from Operating Partnerships	385,691	449,355
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	87,146	187,146

Net cash (used in) provided by operating activities	(116,025)	11,203

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(116,025)	11,203

Cash and cash equivalents, beginning	305,141	291,568

Cash and cash equivalents, ending	$189,116	$302,771

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2012
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
December 31, 2012
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2012 and for the nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2012 and 2011, an impairment loss of $1,595,113 and $1,764,564, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be between 1 to 5 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2012 and 2011, are as follows:

	2012	2011
Series 27	$ 245,219	$ 179,828
Series 41	84,978	337,124
Series 42	51,870	153,172
Series 43	50,094	304,039
Series 44	1,060,499	777,699
Series 45	13,362	477,911
Series 46	13,908	66,749
	$1,519,930	$2,296,522

The annual amortization for deferred acquisition costs for the years ending December 31, 2013, 2014, 2015, 2016 and 2017 is estimated to be $584,760, $483,434, $455,108, $455,108, and $113,788, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2012 and 2011, are as follows:
	2012	2011
Series 20	$ 26,817	$ 38,797
Series 21	16,770	24,309
Series 22	28,824	41,488
Series 23	27,602	35,295
Series 24	29,661	38,057
Series 25	19,760	27,652
Series 26	73,299	85,104
Series 27	56,731	58,428
Series 28	73,197	83,529
Series 29	82,851	82,851
Series 30	38,787	43,536
Series 31	83,127	91,038
Series 32	70,857	70,857
Series 33	30,852	30,852
Series 34	64,149	73,299
Series 35	50,520	57,090
Series 36	40,149	40,150
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,175	62,445
Series 43	76,695	76,695
Series 44	71,175	71,176
Series 45	91,641	91,641
Series 46	62,382	62,382
	$1,414,058	$1,522,708

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2012 and 2011 are as follows:
	2012	2011
Series 20	$ 288,000	$ -
Series 21	75,000	50,000
Series 22	99,675	100,000
Series 23	62,750	100,000
Series 24	321,742	100,000
Series 25	603,807	-
Series 26	925,250	-
Series 27	801,000	-
Series 28	381,775	-
Series 29	50,000
Series 30	98,000	100,000
Series 31	123,230	-
Series 32	100,000	-
Series 33	75,000	-
Series 36	50,000	-
Series 37	100,000	-
Series 38	100,000	-
Series 39	50,000	-
Series 41	25,000	-
Series 42	150,000	-
Series 43	25,000	-
Series 44	25,000	-
Series 45	225,000	-
Series 46	100,000	-
	$4,855,229	$ 450,000

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2012 and 2011, the Fund has limited partnership interests in 406 and 450 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2012 and 2011 are as follows:
	2012	2011
Series 20	11	13
Series 21	6	7
Series 22	11	20
Series 23	11	15
Series 24	13	18
Series 25	8	11
Series 26	33	40
Series 27	13	15
Series 28	21	26
Series 29	21	21
Series 30	16	17
Series 31	25	26
Series 32	15	15
Series 33	8	8
Series 34	13	14
Series 35	10	11
Series 36	10	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	21	22
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	406	450

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2012 and 2011, are as follows:
	2012	2011
Series 22	$ 9,352	$ 9,352
Series 24	-	9,999
Series 25	-	10,001
Series 26	1,293	14,490
Series 27	10,020	10,020
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	121,112	121,112
Series 44	254,640	254,640
Series 45	16,724	16,724
	$1,112,784	$1,145,981

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2012 the Fund disposed of thirty-nine Operating Partnerships. The Fund also received additional proceeds from six operating limited partnerships that were disposed of in the prior year of $1,263,136. The payment of the additional proceeds were contingent upon several factors including timely completion of a minor rehabilitation at the property. A summary of the dispositions by Series for December 31, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain/(Loss) on Disposition

Series 20	1	-	$6,402	$6,402
Series 22	7	2	318,670	318,670
Series 23	4	-	82,930	82,930
Series 24	3	2	1,754,864	1,754,864
Series 25	2	1	2,424,100	2,424,100
Series 26	5	1	1,948,350	1,948,350
Series 27	1	1	582,228	582,228
Series 28	3	-	44,775	44,775
Series 30	1	-	72,943	72,943
Series 31	1	-	48,230	48,230
Series 32	-	-	1,449	1,449
Series 34	1	-	-	-
Series 35	1	-	52,500	52,500
Series 36	-	1	1,242,272	1,242,272
Series 42	1	-	-	-
Series 45	-	-	442	442

Total	31	8	$8,580,155	$8,580,155

During the nine months ended December 31, 2011 the Fund disposed of seventeen Operating Partnerships. A summary of the dispositions by Series for December 31, 2011 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain/(Loss) on Disposition

Series 20	3	1	$103,600	$103,600
Series 21	2	-	118,000	118,000
Series 22	-	2	-	-
Series 23	-	1	-	-
Series 24	2	-	139,151	139,151
Series 25	4	1	1,065,241	1,215,347
Series 33	1	-	21,566	21,566

Total	12	5	$1,447,558	$1,597,664

* Fund proceeds from disposition does not include the following amounts recorded as receivable at December 31, 2011, $150,106 for Series 25.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2012.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2012	2011

Revenues
Rental	$ 102,699,880	$ 110,638,647
Interest and other	3,106,840	4,233,696
	105,806,720	114,872,343

Expenses
Interest	20,966,227	24,099,969
Depreciation and amortization	30,518,036	32,544,196
Operating expenses	67,227,357	72,038,739
	118,711,620	128,682,904

NET INCOME (LOSS)	$(12,904,900)	$(13,810,561)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(12,775,850)	$(13,672,457)

Net income (loss) allocated to other Partners	$ (129,050)	$ (138,104)

* Amounts include $(10,825,612) and $(10,222,262) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2012	2011
Revenues
Rental	$1,952,970	$ 4,032,166
Interest and other	47,041	320,937
	2,000,011	4,353,103

Expenses
Interest	333,465	755,936
Depreciation and amortization	496,280	888,131
Operating expenses	1,401,086	3,057,078
	2,230,831	4,701,145

NET INCOME (LOSS)	$ (230,820)	$ (348,042)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (228,512)	$ (344,562)

Net income (loss) allocated to other Partners	$ (2,308)	$ (3,480)

* Amounts include $(228,512) and $(344,562) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2012	2011
Revenues
Rental	$1,484,011	$ 1,801,705
Interest and other	23,048	98,296
	1,507,059	1,900,001

Expenses
Interest	455,981	506,446
Depreciation and amortization	254,424	389,745
Operating expenses	893,306	1,081,146
	1,603,711	1,977,337

NET INCOME (LOSS)	$ (96,652)	$ (77,336)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (95,685)	$ (76,563)

Net income (loss) allocated to other Partners	$ (967)	$ (773)

* Amounts include $(95,685) and $(76,563) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2012	2011
Revenues
Rental	$ 2,111,317	$ 3,256,526
Interest and other	59,937	154,887
	2,171,254	3,411,413

Expenses
Interest	363,317	525,096
Depreciation and amortization	617,414	959,954
Operating expenses	1,461,181	2,415,368
	2,441,912	3,900,418

NET INCOME (LOSS)	$ (270,658)	$ (489,005)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (267,951)	$ (484,115)

Net income (loss) allocated to other Partners	$ (2,707)	$ (4,890)

* Amounts include $(267,951) and $(484,115) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2012	2011
Revenues
Rental	$ 2,593,172	$ 3,332,057
Interest and other	77,654	140,020
	2,670,826	3,472,077

Expenses
Interest	421,501	597,393
Depreciation and amortization	608,589	819,722
Operating expenses	1,832,296	2,404,031
	2,862,386	3,821,146

NET INCOME (LOSS)	$ (191,560)	$ (349,069)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (189,643)	$ (345,577)

Net income (loss) allocated to other Partners	$ (1,917)	$ (3,492)

* Amounts include $(189,643) and $(345,577) for 2012 and 2011, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2012	2011
Revenues
Rental	$ 1,871,076	$ 3,161,886
Interest and other	55,377	88,906
	1,926,453	3,250,792

Expenses
Interest	298,135	610,720
Depreciation and amortization	450,968	834,387
Operating expenses	1,297,640	2,095,097
	2,046,743	3,540,204

NET INCOME (LOSS)	$ (120,290)	$ (289,412)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (119,087)	$ (286,518)

Net income (loss) allocated to other Partners	$ (1,203)	$ (2,894)

* Amounts include $(119,087) and $(286,518) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2012	2011
Revenues
Rental	$ 1,552,463	$ 2,654,058
Interest and other	52,012	136,636
	1,604,475	2,790,694

Expenses
Interest	290,886	484,605
Depreciation and amortization	349,887	673,024
Operating expenses	1,028,847	1,642,015
	1,669,620	2,799,644

NET INCOME (LOSS)	$ (65,145)	$ (8,950)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (64,494)	$ (8,861)

Net income (loss) allocated to other Partners	$ (651)	$ (89)

* Amounts include $(64,494) and $(8,861) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2012	2011
Revenues
Rental	$ 5,628,627	$ 6,342,828
Interest and other	227,896	221,766
	5,856,523	6,564,594

Expenses
Interest	992,344	1,140,147
Depreciation and amortization	1,498,437	1,628,715
Operating expenses	3,998,340	4,650,265
	6,489,121	7,419,127

NET INCOME (LOSS)	$ (632,598)	$ (854,533)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (626,272)	$ (845,988)

Net income (loss) allocated to other Partners	$ (6,326)	$ (8,545)

* Amounts include $(626,272) and $(845,988) for 2012 and 2011, respectively, of loss not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2012	2011
Revenues
Rental	$ 4,114,136	$ 4,080,376
Interest and other	50,301	56,339
	4,164,437	4,136,715

Expenses
Interest	972,422	1,007,137
Depreciation and amortization	977,529	1,009,303
Operating expenses	2,328,696	2,324,713
	4,278,647	4,341,153

NET INCOME (LOSS)	$ (114,210)	$ (204,438)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,068)	$ (202,394)

Net income (loss) allocated to other Partners	$ (1,142)	$ (2,044)

* Amounts include $(113,068) and $(202,394) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2012	2011
Revenues
Rental	$ 5,343,142	$ 5,585,667
Interest and other	135,208	128,173
	5,478,350	5,713,840

Expenses
Interest	948,641	1,070,075
Depreciation and amortization	1,481,245	1,609,547
Operating expenses	3,467,709	3,637,096
	5,897,595	6,316,718

NET INCOME (LOSS)	$ (419,245)	$ (602,878)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (415,053)	$ (596,849)

Net income (loss) allocated to other Partners	$ (4,192)	$ (6,029)

* Amounts include $(415,053) and $(596,849) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2012	2011
Revenues
Rental	$ 5,644,887	$ 5,755,133
Interest and other	140,649	241,264
	5,785,536	5,996,397

Expenses
Interest	1,009,213	1,033,193
Depreciation and amortization	1,903,094	1,732,816
Operating expenses	3,731,399	3,837,096
	6,643,706	6,603,105

NET INCOME (LOSS)	$ (858,170)	$ (606,708)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (849,588)	$ (600,641)

Net income (loss) allocated to other Partners	$ (8,582)	$ (6,067)

* Amounts include $(849,588) and $(600,641) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2012	2011
Revenues
Rental	$ 3,430,602	$ 3,593,222
Interest and other	53,325	78,779
	3,483,927	3,672,001

Expenses
Interest	512,340	599,312
Depreciation and amortization	743,984	860,627
Operating expenses	2,697,513	2,712,861
	3,953,837	4,172,800

NET INCOME (LOSS)	$ (469,910)	$ (500,799)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (465,211)	$ (495,791)

Net income (loss) allocated to other Partners	$ (4,699)	$ (5,008)

* Amounts include $(465,211) and $(495,791) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2012	2011
Revenues
Rental	$ 7,651,490	$ 7,996,429
Interest and other	233,215	258,375
	7,884,705	8,254,804

Expenses
Interest	1,237,764	1,450,523
Depreciation and amortization	2,183,998	2,299,553
Operating expenses	4,985,039	4,962,552
	8,406,801	8,712,628

NET INCOME (LOSS)	$ (522,096)	$ (457,824)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (516,875)	$ (453,246)

Net income (loss) allocated to other Partners	$ (5,221)	$ (4,578)

* Amounts include $(516,875) and $(453,246) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2012	2011
Revenues
Rental	$ 4,406,448	$ 4,305,992
Interest and other	139,384	218,857
	4,545,832	4,524,849

Expenses
Interest	910,403	941,198
Depreciation and amortization	1,595,582	1,615,614
Operating expenses	2,980,118	2,907,465
	5,486,103	5,464,277

NET INCOME (LOSS)	$ (940,271)	$ (939,428)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (930,868)	$ (930,034)

Net income (loss) allocated to other Partners	$ (9,403)	$ (9,394)

* Amounts include $(930,868) and $(877,240) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2012	2011
Revenues
Rental	$ 2,035,789	$ 2,171,863
Interest and other	82,610	78,846
	2,118,399	2,250,709

Expenses
Interest	497,574	559,125
Depreciation and amortization	657,361	701,617
Operating expenses	1,278,556	1,373,553
	2,433,491	2,634,295

NET INCOME (LOSS)	$ (315,092)	$ (383,586)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (311,942)	$ (379,750)

Net income (loss) allocated to other Partners	$ (3,150)	$ (3,836)

* Amounts include $(311,942) and $(379,750) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 34
	2012	2011
Revenues
Rental	$ 4,291,153	$ 4,722,887
Interest and other	149,976	177,632
	4,441,129	4,900,519

Expenses
Interest	727,171	946,880
Depreciation and amortization	1,450,143	1,652,999
Operating expenses	3,034,474	3,099,762
	5,211,788	5,699,641

NET INCOME (LOSS)	$ (770,659)	$ (799,122)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (762,952)	$ (791,131)

Net income (loss) allocated to other Partners	$ (7,707)	$ (7,991)

* Amounts include $(762,952) and $(791,131) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 35
	2012	2011
Revenues
Rental	$ 3,415,277	$ 3,568,673
Interest and other	111,676	129,778
	3,526,953	3,698,451

Expenses
Interest	688,745	878,056
Depreciation and amortization	1,138,282	1,257,243
Operating expenses	2,223,655	2,359,184
	4,050,682	4,494,483

NET INCOME (LOSS)	$ (523,729)	$ (796,032)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (518,492)	$ (788,072)

Net income (loss) allocated to other Partners	$ (5,237)	$ (7,960)

* Amounts include $(518,492) and $(694,581) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2012	2011
Revenues
Rental	$ 2,532,370	$ 2,643,059
Interest and other	51,275	60,854
	2,583,645	2,703,913

Expenses
Interest	565,438	604,305
Depreciation and amortization	743,430	766,733
Operating expenses	1,562,686	1,612,391
	2,871,554	2,983,429

NET INCOME (LOSS)	$ (287,909)	$ (279,516)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (285,030)	$ (276,721)

Net income (loss) allocated to other Partners	$ (2,879)	$ (2,795)

* Amounts include $(285,030) and $(222,673) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2012	2011
Revenues
Rental	$ 3,318,593	$ 3,419,803
Interest and other	89,776	144,663
	3,408,369	3,564,466

Expenses
Interest	530,200	510,752
Depreciation and amortization	1,198,841	1,230,911
Operating expenses	2,478,697	2,386,846
	4,207,738	4,128,509

NET INCOME (LOSS)	$ (799,369)	$ (564,043)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (791,375)	$ (558,403)

Net income (loss) allocated to other Partners	$ (7,994)	$ (5,640)

* Amounts include $(791,375) and $(713,590) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2012	2011
Revenues
Rental	$ 2,653,395	$ 2,611,265
Interest and other	95,170	103,382
	2,748,565	2,714,647

Expenses
Interest	582,746	590,420
Depreciation and amortization	845,098	861,795
Operating expenses	1,774,936	1,729,002
	3,202,780	3,181,217

NET INCOME (LOSS)	$ (454,215)	$ (466,570)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (449,673)	$ (461,904)

Net income (loss) allocated to other Partners	$ (4,542)	$ (4,666)

* Amounts include $(424,900) and $(283,338) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2012	2011
Revenues
Rental	$ 1,917,038	$ 1,904,276
Interest and other	103,481	112,378
	2,020,519	2,016,654

Expenses
Interest	379,418	389,447
Depreciation and amortization	713,451	717,963
Operating expenses	1,385,752	1,347,263
	2,478,621	2,454,673

NET INCOME (LOSS)	$ (458,102)	$ (438,019)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (453,521)	$ (433,639)

Net income (loss) allocated to other Partners	$ (4,581)	$ (4,380)

* Amounts include $(340,018) and $(320,583) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2012	2011
Revenues
Rental	$ 3,308,765	$ 3,106,879
Interest and other	77,738	97,010
	3,386,503	3,203,889

Expenses
Interest	669,553	672,001
Depreciation and amortization	1,016,943	989,412
Operating expenses	2,138,723	1,891,187
	3,825,219	3,552,600

NET INCOME (LOSS)	$ (438,716)	$ (348,711)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (434,329)	$ (345,224)

Net income (loss) allocated to other Partners	$ (4,387)	$ (3,487)

* Amounts include $(244,286) and $(46,047) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2012	2011
Revenues
Rental	$ 4,172,724	$ 3,965,251
Interest and other	133,413	111,678
	4,306,137	4,076,929

Expenses
Interest	935,899	1,163,824
Depreciation and amortization	1,641,881	1,156,611
Operating expenses	2,364,724	2,346,077
	4,942,504	4,666,512

NET INCOME (LOSS)	$ (636,367)	$ (589,583)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (630,003)	$ (583,687)

Net income (loss) allocated to other Partners	$ (6,364)	$ (5,896)

* Amounts include $(272,776) and $(84,931) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2012	2011
Revenues
Rental	$ 4,605,637	$ 4,558,427
Interest and other	167,432	185,075
	4,773,069	4,743,502

Expenses
Interest	1,026,347	1,167,014
Depreciation and amortization	1,323,780	1,263,651
Operating expenses	2,708,685	2,669,913
	5,058,812	5,100,578

NET INCOME (LOSS)	$ (285,743)	$ (357,076)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (282,886)	$ (353,505)

Net income (loss) allocated to other Partners	$ (2,857)	$ (3,571)

* Amounts include $(288,655) and $(245,855) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2012	2011
Revenues
Rental	$ 5,517,463	$ 5,165,570
Interest and other	151,927	188,985
	5,669,390	5,354,555

Expenses
Interest	1,104,215	1,232,308
Depreciation and amortization	1,743,561	1,642,441
Operating expenses	3,300,449	3,179,724
	6,148,225	6,054,473

NET INCOME (LOSS)	$ (478,835)	$ (699,918)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (474,047)	$ (692,919)

Net income (loss) allocated to other Partners	$ (4,788)	$ (6,999)

* Amounts include $(320,693) and $(327,392) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2012	2011
Revenues
Rental	$ 5,669,739	$ 5,859,278
Interest and other	219,116	200,756
	5,888,855	6,060,034

Expenses
Interest	1,828,807	1,975,690
Depreciation and amortization	1,716,055	1,798,468
Operating expenses	3,576,873	3,451,665
	7,121,735	7,225,823

NET INCOME (LOSS)	$(1,232,880)	$(1,165,789)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$(1,220,551)	$(1,154,131)

Net income (loss) allocated to other Partners	$ (12,329)	$ (11,658)

* Amounts include $(987,486) and $(432,898) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2012	2011
Revenues
Rental	$ 7,417,902	$ 7,074,452
Interest and other	234,461	332,539
	7,652,363	7,406,991

Expenses
Interest	1,685,914	1,660,416
Depreciation and amortization	2,130,427	2,168,015
Operating expenses	4,738,094	4,318,840
	8,554,435	8,147,271

NET INCOME (LOSS)	$ (902,072)	$ (740,280)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (893,051)	$ (732,877)

Net income (loss) allocated to other Partners	$ (9,021)	$ (7,403)

* Amounts include $(394,700) and $(61,148) for 2012 and 2011, respectively, of net income (loss) not recognized under the equity method of accounting.

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
December 31, 2012
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2012	2011
Revenues
Rental	$ 4,059,694	$ 3,968,919
Interest and other	143,742	166,885
	4,203,436	4,135,804

Expenses
Interest	997,788	1,027,950
Depreciation and amortization	1,037,352	1,015,199
Operating expenses	2,557,883	2,546,549
	4,593,023	4,589,698

NET INCOME (LOSS)	$ (389,587)	$ (453,894)

Net income (loss) allocated to Boston Capital Tax Credit Fund IV L.P.	$ (385,691)	$ (449,355)

Net income (loss) allocated to other Partners	$ (3,896)	$ (4,539)

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
December 31, 2012

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2012 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2009 remain open.

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest, or a portion of the interest, in four Operating Partnerships. The estimated disposition price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $127,500, the estimated gain on the sales of the Operating Partnerships is $112,250, and the dispositions are expected to be recognized in the fourth quarter of fiscal year 2013 and the third quarter of fiscal year 2014.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2012 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2012 were $1,414,058 and total fund management fees accrued as of December 31, 2012 were $52,426,069. During the nine months ended December 31, 2012, $4,855,229 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2012, an affiliate of the general partner of the Fund advanced a total of $1,446,594 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2012, $17,985 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2012, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	12,017	116,999
Series 36	-	129,612
Series 39	-	220,455
Series 40	5,968	343,496
Series 41	-	359,757
Series 42	-	221,615
	$17,985	$1,446,594

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,257, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2012.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 13 of the Operating Partnerships and 11 remain.

Prior to the quarter ended December 31, 2012, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 8 of the Operating Partnerships and 6 remain.

Prior to the quarter ended December 31, 2012, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 18 of the Operating Partnerships and 11 remain.

During the quarter ended December 31, 2012, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

Prior to the quarter ended December 31, 2012, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 11 of the Operating Partnerships and 13 remain.

During the quarter ended December 31, 2012, Series 24 released $9,999 of capital contributions, this was the final payment of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

Prior to the quarter ended December 31, 2012, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 12 of the Operating Partnerships and 33 remain.

During the quarter ended December 31, 2012, Series 26 released $13,197 of capital contributions. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of December 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 3 of the Operating Partnerships and 13 remain.

During the quarter ended December 31, 2012, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of December 31, 2012. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2012, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of December 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2012. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2012. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of December 31, 2012. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2012, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2012. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended December 31, 2012, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended December 31, 2012, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended December 31, 2012, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2012, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2012, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2012. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2012, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2012. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2012, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2012, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2012, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of December 31, 2012. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2012, Series 44 did not record any releases of capital contributions. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $254,640 as of December 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2012, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2012. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2012, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2012 and 2011, the Fund held limited partnership interests in 406 and 450 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the nine months ended December 31, 2012, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 26,817	$ 4,687	$ 22,130
Series 21	16,770	-	16,770
Series 22	28,824	7,875	20,949
Series 23	27,602	2,625	24,977
Series 24	29,661	1,000	28,661
Series 25	19,760	27,000	(7,240)
Series 26	73,299	39,190	34,109
Series 27	56,731	21,837	34,894
Series 28	73,197	13,225	59,972
Series 29	82,851	2,200	80,651
Series 30	38,787	11,760	27,027
Series 31	83,127	23,000	60,127
Series 32	70,857	18,885	51,972
Series 33	30,852	469	30,383
Series 34	64,149	13,339	50,810
Series 35	50,520	-	50,520
Series 36	40,149	89,168	(49,019)
Series 37	51,216	-	51,216
Series 38	41,100	6,000	35,100
Series 39	34,200	6,935	27,265
Series 40	50,004	12,325	37,679
Series 41	59,517	5,070	54,447
Series 42	62,175	2,497	59,678
Series 43	76,695	4,267	72,428
Series 44	71,175	-	71,175
Series 45	91,641	10,130	81,511
Series 46	62,382	10,500	51,882
	$1,414,058	$333,984	$1,080,074

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 80,451	$ 8,393	$ 72,058
Series 21	50,310	3,051	47,259
Series 22	102,461	15,887	86,574
Series 23	90,359	13,375	76,984
Series 24	95,331	15,322	80,009
Series 25	63,372	36,517	26,855
Series 26	227,991	77,715	150,276
Series 27	173,085	96,217	76,868
Series 28	225,676	110,946	114,730
Series 29	248,553	46,635	201,918
Series 30	124,276	20,648	103,628
Series 31	262,566	155,907	106,659
Series 32	212,571	42,480	170,091
Series 33	92,556	13,139	79,417
Series 34	210,747	14,539	196,208
Series 35	162,510	9,500	153,010
Series 36	120,447	97,572	22,875
Series 37	153,648	18,518	135,130
Series 38	123,300	16,264	107,036
Series 39	102,600	23,923	78,677
Series 40	150,012	15,292	134,720
Series 41	178,551	17,867	160,684
Series 42	187,065	30,854	156,211
Series 43	230,085	34,207	195,878
Series 44	213,525	20,810	192,715
Series 45	274,923	42,063	232,860
Series 46	187,146	19,035	168,111
	$4,344,117	$1,016,676	$3,327,441

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 20 reflects a net loss from Operating Partnerships of $(230,820) and $(348,042), respectively, which includes depreciation and amortization of $496,280 and $888,131, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the fourth quarter of 2012 due to low occupancy, high operating expenses and insufficient rental rates. Although occupancy continued to decline through the second half of the year, ending December 2012 at 79%, the average for 2012 remained consistent with the prior year at 85%, compared to 86% in 2011. According to management, resident skips and evictions for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. In addition, management is offering a move in special for a $99 security deposit and the first month free, which is prorated over a 12 month lease term. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through December 31, 2012.

However, the operating general partner has not made a mortgage payment since the third quarter of 2010. The operating general partner had been pursuing a workout plan with the lender and stopped paying debt service in order to motivate the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. Since the operating general partner was unwilling to let this property go to foreclosure, the Operating Partnership filed for Chapter 11 bankruptcy protection on January 12, 2012. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that featured restructuring of the secured and non-insider unsecured debt. The reorganization plan was subsequently amended on September 21, 2012 and was conditionally approved by the bankruptcy court pending approval by vote by all creditors and equity security holders. A final confirmation hearing was held on November 13, 2012 and the proposed plan was effectuated on December 21, 2012. The reorganization plan has extended the loan maturity date from November 1, 2014 to November 1, 2017. In addition, all accrued interest, default interest, late fees and collection expenses have been deferred until maturity, but will not accrue any additional interest. Beginning on January 1, 2013 and continuing through the new loan maturity date, monthly interest only payments, based on the upheld 8.47% interest rate, will be due and payable. At loan maturity a balloon payment equal to the current principal amount outstanding plus the aforementioned deferred amounts, approximately $2,990,623 in total, will be due. According to the operating general partner this will be addressed either through a refinancing or a potential re-syndication.

Note that the 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, L.P. Now that the bankruptcy plan has been approved, the investment general partner will re-start the process of exploring various disposition strategies that would be consistent with the investment objectives of the investment partnership.

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

In December 2012, the investment general partner transferred its interest in Bradley Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $748,904 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $998 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,402 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,402 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

Series 21

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 21 reflects a net loss from Operating Partnerships of $(96,652) and $(77,336), respectively, which includes depreciation and amortization of $254,424 and $389,745, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% LIHTC property in Winslow, Maine. The property has below breakeven operations caused by insufficient rental rates and high debt service. After averaging 92% occupancy for 2011, occupancy reached 96% as of December 2012, averaging 97% for the year. On October 11, 2011, the Maine State Housing Authority (MSHA) issued a notice of default on the property due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. The investment general partner issued a letter to the operating general partner on November 11, 2011, stating that the operating general partner was in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount.

The insurance payment issue was resolved in the fourth quarter 2011 and the operating general partner submitted a plan to MSHA to address the remaining default issues. However, in August 2012, it was learned that the operating general partner's proposal was denied by MSHA and the note was called on the property demanding the immediate repayment of the outstanding mortgage balance due or the property would go to auction at a foreclosure sale. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. The investment general partner determined consent to bankruptcy served the best interest of the Operating Partnership and approval was given and it was filed on September 12, 2012. The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner is in negotiations with MSHA to restructure the debt at a lower interest rate. The operating general partner is working to outline an agreement that will decrease the interest rate on the loan by two to three percentage points annually and include a balloon payment due at the end of year five. This would produce a savings of more than $40,000 annually and would likely allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

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

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2012 was 90%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2013 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficits.

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

Series 22

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 22 reflects a net loss from Operating Partnerships of $(270,658) and $(489,005), respectively, which includes depreciation and amortization of $617,414 and $959,954, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Average occupancy increased from 88% in 2011 to 94% in 2012, and ended December 2012 at 85% with four vacant units. The property continued to operate below breakeven in 2012 but continues to make $19,700 in payments into the underfunded replacement reserve account. Until 2012, the operating general partner had not initiated the required annual replacement reserve deposits. In addition a new 40-unit Illinois Housing Development Authority (IHDA) low income housing tax credit property opened in close proximity to Elks Towers in 2011. Competition from this neighboring property has adversely impacted occupancy and operations at Elks Tower. Management continues to focus on improving project cash flow, but most of the 27 units are at the maximum allowable rents issued by IHDA. The annual debt service payment of $35,160 is roughly 32% of total income. The operating general partner subsidizes the deficit by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. The mortgage, real estate taxes, and insurance payments are current through December 31, 2012. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Occupancy as of December 31, 2012 was 90%. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. The operating general partner's negotiations with the lender are ongoing. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

A foreclosure sale occurring in 2013 would not result in any recapture or penalties because the property is beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss would be recognized by the investment partnership as a result of the foreclosure. The operating general partner's operating guarantee is still in force and he has continued to fund operating deficits.

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

In December 2012, the investment general partner transferred its interest in Richmond Hardin to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,661 and cash proceeds to the investment partnership of $34,240. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,740 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,740 as of December 31, 2012.

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

In August 2012, the investment general partner transferred its interest in Cobblestone Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,337,601 and cash proceeds to the investment partnership of $45,375. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $41,875 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $41,875 as of September 30, 2012.

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

In November 2012, the investment general partner sold its interest in Philadelphia Housing I to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $521,444 and cash proceeds to the investment partnership of $38,000. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $23,000 will be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,000 as of December 31, 2012.

In November 2012, the investment general partner sold its interest in Philadelphia Housing II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $814,722 and cash proceeds to the investment partnership of $59,375. Of the total proceeds received by the investment partnership, $15,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $44,375 will be returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,375 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Albemaire Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,327,770 and cash proceeds to the investment partnership of $49,500. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $46,000 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $46,000 as of December 31, 2012.

In December 2012, the investment general partner of Series 22 and Series 23 transferred their respective interests in Crystal City/Festus Partnership LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,310 and cash proceeds to the investment partnerships of $21,400 and $21,400 for Series 22 and Series 23, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,900 and $18,900 were returned to cash reserves held by Series 22 and Series 23, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,900 and $18,900 for Series 22 and Series 23, respectively, as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Troy Villa to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,599,131 and cash proceeds to the investment partnership of $68,480. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $61,980 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $61,980 as of December 31, 2012.

In January 2013, the investment general partner transferred 50% of its interest in Lake City LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $610,340 and nominal cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2014 for the assumption of approximately $610,399 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 23

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 23 reflects a net loss from Operating Partnerships of $(191,560) and $(349,069), respectively, which includes depreciation and amortization of $608,589 and $819,722, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011. Through the fourth quarter of 2012, occupancy continued to be stable at 92% and the property operated above breakeven. However, the replacement reserve has not been fully funded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. The reporting from the operating general partner has also been sporadic and the former management company was replaced on June 1, 2010 without the investment general partner's approval. A site visit was conducted in the fourth quarter of 2011 that revealed several issues with regard to water infiltrating the brick/mortar throughout the building. A total of $28,300 was spent on roof repairs and repointing around the air conditioner sleeves in an attempt to stop the water infiltration. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 90% in the fourth quarter of 2012, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In July 2012, the investment general partner transferred its interest in Mathis Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $850,902 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Orange Grove Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,696 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In December 2012, the investment general partner of Series 22 and Series 23 transferred their respective interests in Crystal City/Festus Partnership LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,310 and cash proceeds to the investment partnerships of $21,400 and $21,400 for Series 22 and Series 23, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,900 and $18,900 were returned to cash reserves held by Series 22 and Series 23, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,900 and $18,900 for Series 22 and Series 23, respectively, as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in St. Peters Villa to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,521,457 and cash proceeds to the investment partnership of $57,780. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $51,280 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $51,280 as of December 31, 2012.

Series 24

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 24 reflects a net loss from Operating Partnerships of $(120,290) and $(289,412), respectively, which includes depreciation and amortization of $450,968 and $834,387, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy was weak in 2011 and several tenants lost their jobs as a result.  In 2012, occupancy averaged 86% and as of December 31, 2012 occupancy was 85%.  The property experienced higher than average turnover in the fourth quarter due to evictions for non-payment of rent.  Operating expenses continue to be a challenge.  Increased marketing efforts have contributed to higher than budgeted administrative costs.  In addition, maintenance costs are high given the age of the property and high turnover.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Occupancy averaged 88% in 2011, and through December 2012 occupancy averaged 92%. Operating expenses through the fourth quarter of 2012 are running slightly lower than in 2011, primarily due to decreased utilities. However, the property continues to operate below breakeven for the year. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. The operating general partner's long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They remain committed to the property and the neighborhood and have expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Elm Street Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19 and Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 93% as of December 31, 2012. However, operations were slightly below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In April 2012, the investment general partner transferred its interest in Coolidge Pinal II Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,067,708 and cash proceeds to the investment partnership of $32,680. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $27,680 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $27,680 as of June 30, 2012.

In August 2012, the investment general partner transferred its interest in Edenfield Place Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,073,303 and receipt of a Promissory Note (the "Note") to the investment partnership in the amount of $156,952 maturing on December 31, 2012. The Note was paid on November 7, 2012. Of the amounts paid under the Note, $5,010 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $146,942 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a receivable for the gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $146,942 as of September 30, 2012. As of December 31, 2012 the proceeds were received and applied against the receivable. An additional gain of $9,999 was recorded on the transfer as of December 31, 2012.

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

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012.

Series 25

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 25 reflects a net loss from Operating Partnerships of $(65,145) and $(8,950), respectively, which includes depreciation and amortization of $349,887 and $673,024, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2011, the investment general partner transferred its interest in M.R.H., LP (The Mary Ryder Home) to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $0 and cash proceeds to the investment partnership of $168,850. Of the total proceeds received, $3,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $15,244 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $150,106 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The sale proceeds were received in January 2012; so a receivable in the amount of $150,106 was recorded as of December 31, 2011. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $150,106 as of December 31, 2011.

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

In November 2012, the investment general partner transferred its interest in Mokapoke LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,163,254 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012.

In January 2013, the investment general partner transferred 50% of its interest in Rose Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,416 and nominal cash proceeds to the investment partnership. Of the total proceeds received, $1 was returned to cash reserves held by Series 25. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2014 for the assumption of approximately $185,416 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

Series 26

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 33 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 26 reflects a net loss from Operating Partnerships of $(632,598) and $(854,533), respectively, which includes depreciation and amortization of $1,498,437 and $1,628,715, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beauregard Apartments Partnership, A L.D.H.A. (New Hope Bailey Apartments) is a 40-unit property located in DeRidder, Louisiana. In 2011, the property experienced a decline in occupancy that resulted in below breakeven operations. The operating general partner believed that the cause of the high vacancy was that a number of residents had lost their job or had their hours reduced and could no longer afford the rent. To regain occupancy the operating general partner opted to rent several units at a lower set aside of 50%. Management also advertised rental specials in the local newspaper to increase traffic to the property. As of December 31, 2012 occupancy increased to 93% and operations are above breakeven. Management will continue to focus on leasing to qualified applicants and reducing expenditures associated with turnover costs. The mortgage, real estate taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beauregard Apartments Partnership, A L.D.H.A.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. In December 2012, the investment general partner conducted a site inspection at the property. At the time of the inspection, six of the ten units were vacant and the property showed significant signs of deferred maintenance. The investment general partner sent a letter to the operating general partner in January 2013 describing the issues which were observed and requested that they be addressed within thirty days. As of December 31, 2012, occupancy improved to 90% and the property was operating only slightly below breakeven. The investment general partner intends to monitor the physical condition and occupancy levels at the property to ensure stabilization. All real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. In 2011, occupancy averaged 95% and the property operated above breakeven. Operating expenses increased in 2011 as a result of higher administrative and maintenance costs. In 2012 occupancy averaged 93% and ended the year at 97%. The operating general partner instituted a $20 rent increase in third quarter that was implemented upon lease renewals. Despite these rent increases, the property operated below breakeven. Lower than average vacancy of 87% through the first two quarters and higher real estate taxes accounted for the 2012 operating deficit. The higher real estate taxes were attributable to the property's location in a redevelopment area that has increased valuation assessments to subsidize local infrastructure enhancements. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. In 2011, average occupancy was 93% and the property operated below breakeven. In 2012, the physical occupancy average improved to 95%, ending the year at 92% occupied. Maintenance costs were high due to a storm in July 2012 that caused shingle and siding damage. The repairs were paid out of operations and an insurance claim was filed. All insurance proceeds have been received. Operating expenses were slightly higher than budget due to unit turnover costs and increased insurance premiums. The property was operating close to breakeven in 2012. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments IV Limited Partnership.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Occupancy at the property averaged 92% and 96% in 2011 and 2012, respectively. Occupancy as of December 31, 2012 was 100%. The improved occupancy helped operations, but the property continued to operate below breakeven for the year. Maintenance expenses remain high due to unit turnover costs. Insurance premiums increased significantly because of claims filed for hail storm damages incurred in the prior year. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments V Limited Partnership.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. Operations dropped below breakeven in 2011 due to high maintenance costs and a drop in occupancy to an average of 91%. By the fourth quarter of 2012, operations were above breakeven, because Rural Development allowed the property to reimburse maintenance expenses with funds from the replacement reserve account. In addition, overall operating expenses decreased, mainly because the property was employing two maintenance staff members in 2011 with one in training and dropped down to one staff member in 2012. Despite the improvement in operations, occupancy remained low with an average of 86% in 2012. Finding qualified tenants in the small rural area has been a challenge for management. Out of 32 units, 5 do not have rental assistance and are difficult to occupy. In order to increase occupancy, management has been running newspaper ads in local and extended areas, placing fliers around the community, sending outreach letters to various agencies, and working closely with HUD to move in more Section 8 voucher holders. In addition, they have begun to offer resident referrals fees to residents who refer a new tenant, and leasing concessions for new residents moving in. By December 2012, occupancy reached 91%. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2011 the property operated below breakeven due to low occupancy and high operating expenses.  Occupancy averaged 75% in 2011 and increased to an average of 80% in 2012.  As of December 31, 2012, the property had shown significant improvement in occupancy; however, the property continued to operate below breakeven due to high operating expenses.  The operating general partner had been successful in achieving a 30% reduction from prior year in maintenance expenditures but administrative expenditures increased by 45%. The increase in administrative expenses was caused by significant legal expenses incurred in the fourth quarter. These expenses include the legal cost of seven evictions as well as residual expenses from third quarter evictions. The operating general partner stated that the deficit will be funded by deferring related party management fees and, if necessary, funds will be advanced to the Operating Partnership. The investment general partner intends to continue to work with the operating general partner to stabilize operations.  All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Bobb Apartments Partnership, A L.D.H.A.

In January 2012, the investment general partner transferred its interest in Liberty Village, LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,691,405 and cash proceeds to the investment partnership of $50,843. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,101 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $44,242 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,242 as of January 31, 2012.

In January 2012, the investment general partner transferred 50% of its interest in Little Valley Estates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $548,864 and cash proceeds to the investment partnership of $1. Of the total proceeds received, $1 was returned to cash reserves held by Series 26. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in January 2013 for the assumption of approximately $548,865 of the remaining outstanding mortgage balance and cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of January 31, 2012. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In January 2012, the investment general partner transferred 50% of its interest in Tremont Station LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $552,029 and cash proceeds to the investment partnership of $1. Of the total proceeds received, $1 was returned to cash reserves held by Series 26. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in January 2013 for the assumption of approximately $552,028 of the remaining outstanding mortgage balance and cash proceeds of $0. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership's investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of January 31, 2012. In addition, the investment general partner, on behalf of the investment limited partnership, entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement, if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In July 2012, the investment general partner transferred its interest in Edgewood Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $551,073 and cash proceeds to the investment partnership of $14,668. Of the total proceeds received, $5,668 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in The Willows to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,052,508 and cash proceeds to the investment partnership of $12,030. Of the total proceeds received, $3,030 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

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

In September 2012, the investment general partner transferred its interest in Mosby Forest LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $484,330 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $29,500 as of September 30, 2012.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

In November 2012, the operating general partner of SG Hazeltine LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $3,419,640, which included the outstanding mortgage balance of approximately $1,204,952 and cash proceeds to the investment partnership of $1,033,039. Of the total proceeds received by the investment partnership, $6,555 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,026,484 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,026,484 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Escher SRO Project to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,940,198 and cash proceeds to the investment partnership of $350,000. Of the total proceeds received, $10,4000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $339,600 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 26 in the event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $339,600 as of December 31, 2012.

Series 27

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 27 reflects a net loss from Operating Partnerships of $(114,210) and $(204,438), respectively, which includes depreciation and amortization of $977,529 and $1,009,303, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Holly Heights Apartments, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on August 28, 2012. The sales price of the property was $510,000, which included the outstanding mortgage balance of approximately $446,116 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received by the investment partnership, $52,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded. In December 2012, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in amount of $11,619, which were used to pay reporting fees due to an affiliate of the investment partnership.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn has implemented an aggressive rent collection policy and is working with attorneys to follow up on all past cases that were allowed to lapse. The resulting increase in cash flow allowed the property to report slightly above breakeven operations in 2010. Overall, the property's performance declined significantly in 2011. A 26% increase in operating costs caused the property to operate at a deficit for the year. Replacement reserves were fully funded in accordance with the Operating Partnership Agreement. The increase in operating costs was due to a $6,000 increase in administrative expenses, a $15,000 increase in utility expenses, and a $20,000 increase in maintenance expenses. The property funded deficits through withdrawing from replacement reserves, withdrawing from tax and insurance escrow, and accruing asset management and partnership management fees. In 2012, Angelou continued to operate around breakeven as the property implemented a 3% rent increase during the first quarter of the year. Accounts payables and receivables continued to trend up. The 2012 unaudited current tenant receivables climbed $11,000 with over $4,000 reserved as uncollectible. There are 7 households that have pending court dates in regards to outstanding rent balances. The investment general partner met with the operating general partner and Winn Management, the property manager, during the third quarter of 2012 to review financial operations, as well as performing a site visit. The deficiencies that were noted during the inspection have been addressed by the operating general partner and management. The mortgage and insurance are current through the fourth quarter of 2012, with the property ending the year at 100% occupied. The property is real estate tax exempt. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND. In 2011, occupancy averaged 90% and the property operated below breakeven. Management remains diligent in marketing the property through on-line ads, fliers and billboards. In 2012, physical occupancy averaged 97%, ending the year at 96% occupied, and the property operated slightly below breakeven, largely due to increased insurance premiums. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite occupancy of 74% as of December 31, 2012, the property continued to operate above breakeven for the year due to favorable low floating-rate financing. The property has suffered from staffing shortages during the past year but has since hired a new manager, assistant manager and maintenance supervisor. Pressure by neighboring homeowners forced management to construct a fence surrounding the property in 2011. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management received approval for a special replacement reserve request of $15,000 from the loan servicer in January 2013. A total of $7,200 of the request was used to pay down open accounts payable tied to the unit turnover vendors and the remaining $7,800 will be utilized to turn the 12 units the property has leased. Management believes that with the additional rent ready units the property can be 85% occupied by April 2013. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. Despite the fact that all residents are receiving Section 8 rental assistance, the property operated below breakeven in 2011 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averaged 93% occupancy through December 2012. The property continues to operate below breakeven due to insufficient rental rates, high operating expenses and high debt service. Management petitioned for a $7 rent increase in 2012 and 2013, but has been denied. High electric utility costs and maintenance expenses continue to hinder performance. Puerto Rico Electric Power Authority, the sole provider of electricity, is estimated to have raised rates 72% in each of the last two years. Without an alternative, and because electricity is included in the rent, the property has been forced to absorb the increases without the ability to pass along the costs in the form of a rent increase to its residents. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving building one is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The real estate taxes, insurance and mortgage payments are current on the property through December 31, 2012. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

In December 2012, the investment general partner transferred its interest in Harrisonville Heights LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $930,083 and cash proceeds to the investment partnership of $7,154. Of the total proceeds received, $114 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $757 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,283 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,283 as of December 31, 2012.

Series 28

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 28 reflects a net loss from Operating Partnerships of $(419,245) and $(602,878), respectively, which includes depreciation and amortization of $1,481,245 and $1,609,547, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. A management change was made at the property in April 2010 in an effort to improve operations. Property operations have significantly improved under the new management; however, operations remain slightly below breakeven through the end of 2012. Management has worked with the local Housing and Urban Development field office to obtain additional vouchers to increase occupancy. Outreach marketing includes fliers to local business, churches, and social service providers and leasing specials were advertised in local newspapers as needed. Average occupancy increased from an average of 73% in 2010 to 97% in 2012 and as of December 31, 2012, the property was 100% physically occupied. The operating general partner has stated that the deficit will be funded by deferring related party management fees and, if necessary, funds will be advanced to the partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in the Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet believes that he is in compliance with it. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than the loan being subordinate, the operating general partner was making reimbursements back to himself. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting and in October 2012 management was not present or responsive for the scheduled 2012 investment general partner site inspection. Sporadic occupancy reports show occupancy averaging 80% for May 2011 and March 2012. Reporting continues to be an ongoing issue but the 2011 audit and first quarter 2012 unaudited financial statement report the property is operating above breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. The investment general partner has not received any occupancy or financial reporting for the second or third quarter in 2012. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. Despite the investment general partner's non-receipt of any quarterly reports, the operating general partner responded stating that he has been sending reports to the investment general partner and did not elaborate on property operations. The low income housing tax credit compliance period expired on December 31, 2011.

Yale Village, LP (Yale Village Apartments) is an 8-unit property in Yale, OK. In 2011, an increase in operating expenses caused the property to operate below breakeven. Maintenance expenses were particularly high because of staircase replacements that were expensed during the year. The property was not reimbursed from the replacement reserve account due to Rural Development regulations. Also due to Rural Development restrictions, the property is required to contract out all maintenance work at a higher cost instead of using affiliated companies. Occupancy in 2011 averaged 93%. Operations improved in 2012 and occupancy was 100% as of December 31, 2012. The property operated above breakeven for the year. Although maintenance expenses are slightly higher than budgeted, they are considerably lower than 2011. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expired on December 31, 2012. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Yale Village, LP subsequent to December 31, 2012.

Blanchard Partnership, A LA Partnership (Blanchard Place II) is a 32-unit property in Shreveport, Louisiana. In April 2010, the investment general partner approved an operating general partner transfer in an effort to improve overall property operations. The new management increased occupancy in 2010 and 2011, to an average of 96% for both years. Average occupancy for 2012 had declined slightly to 94%; however, physical occupancy as of the end of December 2012 was 97%. Maintenance expenses have decreased substantially as the major deferred maintenance issues have been addressed and routine maintenance is now priority. Stabilized occupancy and cost control in maintenance have improved cash flow, and operations were slightly above breakeven in 2012. All real estate taxes, insurance, and mortgage payments are current. The operating general partner will fund any deficits, if needed. The low income housing tax credit compliance period expired on December 31, 2012.

In January 2012, the investment general partner transferred its interest in Milton Senior LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,167,648 and cash proceeds to the investment partnership of $35,099. Of the total proceeds received, $3,840 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,070 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $26,189 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $26,189 as of January 31, 2012.

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

In July 2012, the investment general partner transferred its interest in Evangeline Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $929,592 and cash proceeds to the investment partnership of $32,200. Of the total proceeds received, $23,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

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

Series 29

As of December 31, 2012 and 2011, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at December 31, 2012, of which 20 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 29 reflects a net loss from Operating Partnerships of $(858,170) and $(606,708), respectively, which includes depreciation and amortization of $1,903,094 and $1,732,816, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. Collins Housing ended the fourth quarter of 2012 at 75% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued through 2012, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move-outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

During the first quarter of 2012 the property sustained fire damage, which occurred when a resident left their stove on unattended. No one was injured but the fire spread through the attic and caused significant damage. All displaced residents temporarily relocated to live with family or moved into vacant units at the property. The cost to repair the damage will be approximately $345,000 and will be covered entirely by insurance proceeds. As of June 30, 2012 the demolition associated with the repairs had been completed. In May 2012, the operating general partner submitted a tax credit application and in October of 2012 tax credits were awarded. The building will be rebuilt at the time of rehabilitation. All the units must be placed in service before December 31, 2014 to avoid recapture. The operating general partner does not anticipate having any difficultly meeting that deadline. The mortgage payments, taxes, insurance and accounts payable are all current. On December 12, 2012, the 15-year low income housing tax credit compliance period expired with respect to The Meadows Apartments.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order now exposes the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This development likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner at this time.

As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until October 6, 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to squash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This sent the case back to the Massachusetts court to correct the original judgment. On May 21, 2012, the Massachusetts court denied the operating general partner's motion for relief from judgment and amended the judgment previously entered. At the end of the second quarter of 2012, counsel for the investment general partner was notified by counsel for the operating general partner that it intends to file an appeal of the May 21, 2012 ruling. On June 20, 2012, the Missouri court lifted its stay and authorized commencement of post-judgment discovery.

Counsel for the investment general partner took a deposition of the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. Note that the defendant has until January 22, 2013 to file an appeal of the judgment in Massachusetts Court. Counsel for the investment general partner expects that this will occur which will further delay the conclusion of this matter. In September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was not accepted. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the fourth quarter of 2012, occupancy averaged 85% and the property operated with a slight deficit. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the fourth quarter of 2012 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Although occupancy improved slightly in the fourth quarter of 2012, ending December 2012 at 88%, the average year-to-date occupancy remained low at 82%, compared to 91% in 2011. According to management, resident skips and eviction for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. In addition, a $99 security deposit move-in special is being offered. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All mortgage, real estate taxes and insurance payments are current as of December 31, 2012. Note that the 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In 2011, the property operated with average physical occupancy of 87%. However, occupancy declined significantly during the fourth quarter. As of December 31, 2012, the property's physical occupancy was 96%. The management company, an affiliate of the operating general partner, has focused on marketing and community outreach in order to increase applicant traffic. Despite the increase in occupancy Forest Hill continued to operate below breakeven in 2012, mostly because of the high marketing costs required to boost occupancy and an increase in legal expenditures. In December 2012, the operating general partner informed the investment general partner that a housing discrimination complaint was filed by an evicted tenant and that a separate trespassing lawsuit had been filed by another tenant. The trespassing lawsuit has subsequently been dropped. The operating general partner anticipates there will be no finding of discrimination related to the fair housing complaint but does anticipate legal fees will increase in the short-term. The mortgage, real estate taxes, and property insurance payment are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite occupancy of 74% as of December 31, 2012, the property continued to operate above breakeven for the year due to favorable low floating-rate financing. The property has suffered from staffing shortages during the past year but has since hired a new manager, assistant manager and maintenance supervisor. Pressure by neighboring homeowners forced management to construct a fence surrounding the property in 2011. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management received approval for a special replacement reserve request of $15,000 from the loan servicer in January 2013. A total of $7,200 of the request was used to pay down open accounts payable tied to the unit turnover vendors and the remaining $7,800 will be utilized to turn the 12 units the property has leased. Management believes that with the additional rent ready units the property can be 85% occupied by April 2013. Management is currently advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The greatest traffic source for Park Crest Apartments comes from the local housing authority. Replacement reserves continue to be fully funded. All mortgage, tax and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Occupancy at the property began to trend downward in 2008 from 85% to 69% in 2011. Low occupancy remained an issue at the property in 2012 despite a slight increase to 73% in December 2012. The manager continues to do outreach marketing to local businesses and to advertise in local newspapers. The operating general partner attributes the lack of qualified applicants to the economic downturn but stated new companies and employment opportunities are returning to the area. The property is operating below breakeven in 2012. The projected deficit is significantly lower in 2012 than in 2011 due to a 36% reduction in maintenance expenses and a 22% increase in rental revenue. The operating general partner has stated that deficits will be funded by deferring management fees and, if necessary, funds will be advanced to the partnership. All mortgage and tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Series 30

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 30 reflects a net loss from Operating Partnerships of $(469,910) and $(500,799), respectively, which includes depreciation and amortization of $743,984 and $860,627, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. Occupancy has historically been low at the property, as it is located in a very rural area with limited rental demand. Average occupancy was 76% in 2011, but it increased slightly to 82% as of December 2012. Due to the low occupancy, the property is operating below breakeven. In an effort to increase occupancy, management continues to run advertisements in local media outlets and distributes fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty making rent payments. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The mortgage, taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the fourth quarter of 2012 due to low occupancy, high turnover costs, and required improvements to the property. Occupancy dropped from 85% in September to 77% for the entire fourth quarter of 2012. Management continues to advertise the property twice a week on Craigslist. In addition, management is offering a move-in special of a month's free rent and a reduced security deposit. They are also advertising in newspapers beyond the towns directly surrounding the property. There is a constant flow of traffic at the property, mainly generated from the Craigslist advertising, but numerous applicants are denied due to poor landlord references. Management denies up to ten applicants per day as a result of landlord references citing damages and money owed. However, as a result of management's diligent marketing efforts, the property is 100% pre-leased as of January 2013. Management anticipates occupancy will be 100% by February 2013. Given the projected occupancy increase, management has a rent increase planned for April 1, 2013, which will increase gross potential rent by $5,052 annually. Due to the age of the property, management continues to make a number of necessary improvements and repairs. In the fourth quarter of 2012, brick repointing was completed. This cannot be reimbursed from the replacement reserve as the reserve has been depleted. The operating general partner funds cash deficits by deferring fees owed to affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy increased to 93% as of December 31, 2012. The rental market in the surrounding area continues to be a challenge and the property is currently offering one free month of rent with a 12 month lease or a free rental of a washer and dryer, which will remain in the unit upon move-out. Management continues to work on attracting more qualified prospects, but as the property continues to age, this becomes more of a challenge. Administrative expenses have increased during 2012 as several years of deferred audit expenses were paid early in the year. The property operated above breakeven in 2012, as a result of increased rental income and stabilized expenses. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement calls for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. The operating general partner has received a verbal approval to defer the 2012 Home Loan Payment of $9,353 until 2013 but the investment general partner has not received any documentation. The investment general partner intends to follow-up with the operating general partner. Deficits are funded through operating general partner advances. The taxes, insurance, and mortgage payments are all current. The low income housing tax credit compliance period expires on December 31, 2013.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. The cost to connect to the system was paid by the operating reserve account, the operating account, fund reserves, and an advance by the operating general partner. The health department signed off on the initiative during the third quarter of 2012, and construction began on December 11, 2012. The construction will be funded by the replacement reserve account, as approved by the state agency. Construction is anticipated to complete in February 2013. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in the lender demanding immediate full payment of the loan. Since the operating general partner was granted permission to withdraw funds from the operating reserve account to pay for the septic system construction, they have effectively received a covenant waiver from the lender. The low income housing tax credit compliance period expires on December 31, 2014.

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. In 2011, the property operated well above breakeven with an average occupancy of 89%. Occupancy started to decline significantly in the fourth quarter of 2011 and averaged 73% occupancy through the second quarter of 2012, causing the property to operate below breakeven. The site manager was removed during the third quarter of 2012 and the regional manager operated the property (with the assistant manager) through the end of 2012. A new site manager was hired in January 2013. Strong management subsequent to the second quarter, combined with a USDA-RD approved leasing incentive equal to one month free rent that was implemented in May 2012, caused the property to average 94% occupancy through the third and fourth quarters of 2012. As of December 31, 2012, the property was 94% occupied. Despite the improvement in occupancy, the property operated below breakeven for all of 2012 due to the occupancy decline at the beginning of the year. Going forward, the leasing incentive will remain necessary to maintain high occupancy. Management confirms that the rental market remains soft due to competition from the overbuilt local tax credit market and the the depressed local economy. The investment general partner conducted its annual site visit during the fourth quarter of 2012 and found the property to be in good condition with correctable maintenance issues. An additional maintenance staffer was hired during the fourth quarter of 2012, and the investment general partner is confident that all maintenance issues will be addressed. The mortgage, taxes, and insurance are current.

Series 31

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 31 reflects a net loss from Operating Partnerships of $(522,096) and $(457,824), respectively, which includes depreciation and amortization of $2,183,998 and $2,299,553, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 71% at the end of the fourth quarter of 2012. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. In addition, there were several gang-related incidents at or near the property in 2010. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. These actions have increased security at the site. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy, the property operated below breakeven in the fourth quarter of 2012. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the fourth quarter of 2012 as a result of low occupancy and high utility and maintenance expenses. Occupancy dropped from 93% in September 2012 to 78% as of December 31, 2012 due to the financial hardship of residents. Two of the residents were laid off and a number of residents experienced reduced work hours. The majority of the rental applicants only satisfy the 30% and 40% area median income standard rather than the targeted 60% level. Management has therefore reduced the income requirement in order to improve occupancy. In an effort to retain residents, management will hold a BBQ in the spring and a new site manager will be at the property two days a week starting January 1, 2013. Heating costs are high in the winter months for two reasons. First, when residents turn on the heat in their units, the heat is automatically switched on in the hallways. Secondly, the outdoor temperature sensor that tells the hallway heat to turn off is broken. The property does not have the $10,000 it would cost to replace the heating system. Maintenance expenses were high as there were a number of heating system failures in the fourth quarter. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P. (Western Hills Apartments) is a 16-unit property in Ferris, Texas. Of the 16 units available at the property, 13 units offer rental assistance for qualified households. In 2011 occupancy decreased at Seagraves Apartments to an average of 77% due to evictions and scheduled move-outs. The vacancy loss and expenses associated with turnover resulted in below breakeven operations for the year. Occupancy recovered slightly in 2012 and the property was 81% occupied in December 2012; however, operations remained below breakeven for the year. The operating general partner stated that it is difficult to find qualified applicants who can afford the market rent for the three units that do not offer rental assistance. The operating general partner hopes to increase rents at $10-$20 per year on the units with rental assistance to achieve breakeven operations with only 13 units leased. Although this strategy will take time, USDA RD has approved 2013 rental rate increases of $13 per one bedroom units and $19 per two bedroom units. To increase traffic in the fourth quarter, the property offered approved applicants the option of paying the security deposit over three months to reduce move in costs. Management continued to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out biannually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents of specials offered for available units throughout the year. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

In August 2012, the investment general partner transferred its interest in San Angelo Bent Tree Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,294,384 and cash proceeds to the investment partnership of $118,230. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $48,230 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $48,230 as of September 30, 2012.

Series 32

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2012, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2012 and 2011, Series 32 reflects a net loss from Operating Partnerships of $(940,271) and $(939,428), respectively, which includes depreciation and amortization of $1,595,582 and $1,615,614, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company has been more effective than any of the previous management firms and operations have moderately improved. Average occupancy was 96% in 2012 compared to average occupancies of 97% and 93% reported for 2011 and 2010, respectively. The local economy in northern Indiana has improved slightly but in general it remains weak. The property operated slightly below breakeven in 2012. Net cash flows expended from property operations totaled ($32,066) and ($23,707) in 2011 and 2010, respectively. Although the quality of the tenant base and physical occupancy has improved since 2009, administrative, maintenance and bad debt expenses remain high. Also, although rental rates have recently begun to increase with higher occupancy rates, they remain at a reduced level in order to compete with other properties in the sub-market. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note is in violation of the first mortgage covenants and that the first mortgage lender is reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. To date, the operating general partner has funded all operating deficits, although its unlimited operating deficit guarantee expired in September 2004. The operating general partner financed operating deficits of approximately $45,000, $41,123 and $30,012 in 2012, 2011, and 2010, respectively. The mortgage, tax and insurance payments are current as of December 31, 2012.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. Occupancy was 100% as of December 31, 2012 with operations around breakeven. During the fourth quarter, the investment general partner prepared a cash needs analysis for the property that determined that the project would incur a ($20,000) operating deficit. The investment general partner still retains $123,000 in unreleased equity, as certain performance benchmarks have not been met. The investment general partner received consent of the managing general partner in early 2013 to release a portion of this equity to pay down $22,000 of aged vendor payables. This initiative will address the $70,000 balance of accrued expenses/accounts payables at December 31, 2012. The mortgage and insurance are current and the property is tax exempt. The investor general partner met with the operating general partner and Winn Management, the property manager, during the third quarter of 2012 to discuss operations and perform a site visit. All deficiencies noted during the inspection were addressed by management. The low income housing tax credit compliance period expires on December 31, 2015.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

Series 33

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 33 reflects a net loss from Operating Partnerships of $(315,092) and $(383,586), respectively, which includes depreciation and amortization of $657,361 and $701,617, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the fourth quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy declining to 85% in September, occupancy improved in the fourth quarter ending December at 90% and averaging the same 90% for the year. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt expense. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012. After the original waiver expired on October 15, 2012, an extension was granted by the lender through March 31, 2013, due to the third party reports taking longer than expected to be completed. The investment general partner intends to continue to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of December 31, 2012.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property continued to operate at a deficit through the fourth quarter of 2012 due to a drop in occupancy and high utility and maintenance expenses. During the fourth quarter, a number of residents moved out due to health issues, leaving December 31, 2012 occupancy at 85%. Occupancy is anticipated to increase in the first quarter of 2013 as management is processing four applicants that were on the waitlist. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to costly boiler and plumbing repairs. To offset the high expenses, management will implement a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders which will increase gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

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

Series 34

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 34 reflects a net loss from Operating Partnerships of $(770,659) and $(799,122), respectively, which includes depreciation and amortization of $1,450,143 and $1,652,999, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2011 due to high operating expense.  Operating expenses increased approximately $5,000 from the prior year due to taxes, professional fees, management fees, insurance, and compliance monitoring. Although there was a cash flow deficit, operations improved from 2010. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically not addressing improvements to quarterly reporting as well as site visit follow up. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. The investment general partner sent the notice as a certified letter on January 3, 2013 and has given the operating general partner 30 days to respond. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. As of December 31, 2012, the property was 76% occupied with 50 vacant units. The majority of the vacant units are the result of evictions due to non-payment of rent or skips. In July 2012 the accounts receivable increased to $24,000 and management felt there was no choice but to start evicting non-paying tenants. A new property manager with extensive collection and leasing experience was hired in August 2012. Since that time, tenant receivables have been reduced to approximately $6,000. Management continues to focus on turning over vacant units and improving occupancy at the property. Since early November, eighteen new tenants have moved into the property and there are currently eight units ready for new move-ins. Due to the large number of vacant units that needed to be made ready for occupancy, and the costs involved, it has been difficult for management to remain current with local vendors. Although accounts payable remain high, a special replacement reserve withdrawal was approved by the lender and has helped pay down closed accounts with vendors and enabled management to turn vacant units quickly. Two new maintenance directors have also been hired for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. The property is currently offering a reduced deposit of $99 and half off the first month's rent. Walk-in traffic at the property remains constant and management has set a goal of five move-ins per week and 85% occupancy by the end of January 2013. The low income housing tax credit compliance period expires on December 31, 2014. All mortgage, insurance and real estate tax payments are current as of December 31, 2012.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the fourth quarter of 2012 due to low economic occupancy, high operating expenses and burdensome debt service. Despite physical occupancy declining to 85% in September, occupancy improved in the fourth quarter ending December at 90% and averaging the same 90% for the year. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt expense. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt, which has an interest rate of 7.85%, significantly higher than current market rates. To help facilitate the refinance, the lender formally waived the yield maintenance penalty on June 18, 2012. After the original waiver expired on October 15, 2012, an extension was granted by the lender through March 31, 2013, due to the third party reports taking longer than expected to be completed. The investment general partner intends to continue to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of December 31, 2012.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy was 92%, 91%, and 90% in 2012, 2011, and 2010, respectively. Management is currently offering a reduced security deposit as a leasing incentive, has eliminated the application fee, and has increased overall marketing efforts.

The local economy in northern Michigan has suffered over the last several years although it did begin to improve slightly in 2011. Net cash flow expended from property operations totaled approximately ($23,000) in 2012 due primarily to high maintenance and bad debt expenses. Negative operations in 2012 have been financed through increased payables. During 2011, net cash flow expended from operations totaled ($71,888) due to increases in real estate taxes, utilities and maintenance expenses. Net cash flow expended in 2011 was funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner, discussed below. During 2010, net cash flow expended from property operations totaled ($15,613). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired effective December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were approximately $42,000 in 2012. As of December 31, 2012, all mortgage, tax, and insurance payments are current. The operating general partner and investment general partner are exploring selling the property, along with Phase II, to a buyer who will continue to operate both properties in accordance with Section 42. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014

Millwood Park, LP (Millwood Park Apartments) is a 172-unit family property in Douglasville, Georgia. Historically, the property has struggled in this highly competitive market. Management utilizes move-in specials and increased advertising with local businesses and rental guides. As part of the Operating Partnership restructuring in June of 2008, the new operating general partner agreed to extend the expiring operating deficit guarantee through September 2011. Deficits have been and continue to be largely funded by operating general partner advances along with accruing management fees. The investment general partner found the property to be in good physical condition during a site inspection in January 2012. In 2010, 2011 and the first three quarters of 2012 the property operated below breakeven primarily due to high operating expenses, bad debt, high vacancy losses, and a burdensome debt service. During 2011, occupancy averaged 89%, although it declined to an average of 81% for the fourth quarter of 2011. During the first quarter of 2012 occupancy started to improve averaging 85% for the quarter and ending at 87% at March 31, 2012. This positive leasing trend was sustained in the second quarter of 2012 with occupancy averaging 91% before declining slightly in the third quarter of 2012 to an average of 88%. The property continued to operate significantly below breakeven in 2011 and the first three quarters of 2012. The property continued to offer the $99 move-in special along with reduced rental rates of $599 for two-bedroom units and $695 for three-bedroom units. Management also offers complimentary carpet steam clean and touch up painting to all current residents that renew within 30 days of the lease expiration date. The operating general partner hired a third party consultant to formulate a new marketing plan during the third quarter of 2010. This plan was still in effect through the first nine months of 2012.

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

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007-2009; property operations were unable to support the high real estate tax burden. The operating general partner was successful in reducing the property's assessed value for 2010 onward, but needed to obtain a personal loan to pay the 2007 and 2008 taxes. The operating general partner should have made the personal loan to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy. A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership towards the personal loan. The investment general partner also discussed the loan treatment with the auditors and the operating general partner has indicated they are working to resolve the issue. Real estate taxes continued to challenge the property since 2009. The operating general partner was unable to fund the 2009 real estate taxes. In the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay the delinquent 2009 taxes in order to avoid a tax lien and preserve credit delivery. The investment general partner is working with the operating general partner to plan for the payment of the 2010 taxes. The operating general partner has not submitted fourth quarter financial reports. However, through the third quarter 2012 occupancy has averaged 97% and the property has generated positive net operating income. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 35 reflects a net loss from Operating Partnerships of $(523,729) and $(796,032), respectively, which includes depreciation and amortization of $1,138,282 and $1,257,243, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses and the property has operated below breakeven for many years. In 2012, the property closed the fourth quarter 94% occupied and operations remained below breakeven for 2012. To increase occupancy, management markets the property via several rental websites and on the operating general partner's company website. Management also continues to perform outreach marketing to local businesses and organizations. Management also offers a resident referral program for current residents who refer a new resident to the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and thus far; the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During 2012, the property's occupancy averaged 100%. While the property's operations are stable, the property encountered a problem with its septic system's leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. The cost to connect to the system will be paid by the operating reserve account, the operating account, fund reserves, and an advance by the operating general partner. The health department signed off on the initiative during the third quarter of 2012, and construction began on December 11, 2012. The construction will be funded by the replacement reserve account, as approved by the state agency. Construction is anticipated to complete in February 2013. Another issue was that the Operating Partnership underfunded its operating reserve account per the terms of the lender's regulatory agreement. This technically represents an event of default, which could result in the lender demanding immediate full payment of the loan. Since the operating general partner was granted permission to withdraw funds from the operating reserve account to pay for the septic system construction, they have effectively received a covenant waiver from the lender. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 36

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 36 reflects a net loss from Operating Partnerships of $(287,909) and $(279,516), respectively, which includes depreciation and amortization of $743,430 and $766,733, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Aloha Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2012. The sales price of the property was $5,500,000, which included the outstanding mortgage balance of approximately $1,749,703, a seller's note equal to $750,000 (which the investment limited partnership has a 50% ownership interest), and cash proceeds to the investment partnership of $1,324,272. Of the total proceeds received by the investment partnership, $77,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,242,272 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 36 in the event of recapture. Note that the operating general partner wired an additional $131,000 from its share of the net sale proceeds to the investment general partner to be held as security for the Post Transfer Compliance and Indemnity Agreement. The $131,000 will be returned to the operating general partner approximately three years after the expiration of the compliance period assuming there is no event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $1,242,272 as of December 31, 2012.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. In 2011, occupancy averaged 86%. The low occupancy combined with an increase in operating expenses caused the property to operate below breakeven in 2011. Maintenance expenses were particularly high in 2011 due to Rural Development restrictions imposed on the property. Management is required to contract out all maintenance work at a higher cost instead of using affiliated company employees.  Occupancy was at 96% as of December 31, 2012 and the property operated above breakeven for the year. The property received RD approval on several replacement reserve withdrawals for expensed improvements which improved cash flow in 2012. The maintenance work done in 2012 includes carpet and tile replacements, range replacements, and air conditioner repairs. Additionally, management states that there have been a large number of unit turns that have required full painting, heavy cleaning, and repairs. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

In January 2013, the investment general partner transferred its interest in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,571,733 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 37

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 37 reflects a net loss from Operating Partnerships of $(799,369) and $(564,043), respectively, which includes depreciation and amortization of $1,198,841 and $1,230,911, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods has historically struggled to maintain average occupancy above 90% and operating expenses are also high. In 2011, average occupancy for the year improved to 90%, but dropped to 82% during the fourth quarter. The drop in occupancy combined with high operating expenses resulted in below breakeven operations in 2011. Occupancy through the fourth quarter of 2012 is 92% and operations are still below breakeven. In an effort to increase occupancy, management has been distributing fliers at local businesses and offers merchants a $50 referral fee. The resident referral fee is currently $250 and competing properties are being offered a $100 referral fee. The property has partnered with a nearby market rate project that is sending under-income prospects to Columbia Woods in exchange for over-income referrals. The security deposit has been reduced to $99 or $399, dependent on the resident's credit score and prorated move-in rent is being waived. Current rents are at the maximum allowable rate. Through the fourth quarter 2012, operating expenses are higher than 2011, particularly maintenance. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. The operating general partner is currently exploring refinancing options that would result in a lower interest rate than the current loan, which is at 8.25%. However, a large yield maintenance premium would be associated with the prepayment of the existing loan and the lender is unwilling to negotiate the prepayment penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property continued to operate at a deficit through the fourth quarter of 2012 due to a drop in occupancy and high utility and maintenance expenses. During the fourth quarter, a number of residents moved out due to health issues, ending December 31, 2012 occupancy at 85%. Occupancy is anticipated to increase in the first quarter of 2013 as management is processing four applicants that were on the waitlist. The high utility costs are directly related to the increased cost of fuel coupled with an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to costly boiler and plumbing repairs. To offset the high expenses, management will implement a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders which will increase gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through December 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $610,000. As of January 14, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $103,500 and $95,100 respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of January 14, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property in 2012 declined to 65% after it had previously decreased to 79% in 2011 from 89% in 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in 2012 and 2011, maintenance expenses decreased due to low occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued in 2012.

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

In 2012 the Operating Partnership expended net cash flow of approximately ($437,000) due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $198,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $585,204 is equivalent to recapture and interest of $228 per 1,000 BACs.

FAH Silver Pond Limited Partnership (Silver Pond Apartments) is a 160-unit elderly property located in Wallingford, CT. On July 28, 2012, a fire occurred in a unit. The cause was attributed to an elderly tenant smoking while using an oxygen tank. This unit was severely damaged, and is currently gutted and being rehabbed. The tenant was not severely injured, but did require hospitalization. Seventeen additional units were also off line due to heavy smoke and water damage. The operating general partner stated that all affected tenants either moved in with family members or have been relocated to hotels at management's expense. The operating general partner stated that all unit repairs and tenant relocation will be covered by insurance. The operating general partners expected the insurance claim to be around $1.2 million including business interruption for lost rents. The claim was settled during the fourth quarter for $1,189,425. The property received the amount expected without the business interruption policy proceeds. On December 7, 2012, the investment general partner visited the property shortly after the completion of the restoration. All but two of the residents had moved in to the restored units. Management initiated asphalt repairs in the fourth quarter of 2012. Approximately 5,000 square feet of side walk repairs were completed along with significant paving/resurfacing repairs to the parking lot. These costs will be reimbursed from replacement reserves already approved by the Connecticut Housing Finance Authority. As of December 31, 2012, the property was 95% occupied. All mortgage, tax and insurance payments are current through December 31, 2012. The low income housing tax credit compliance period expires on December 31, 2015. As all fire impaired units are back on line and the insurance claim settled, the investment general partner will cease reporting for FAH Silver Pond Limited Partnership subsequent to December 31, 2012.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. As of December 31, 2012, the property was 76% occupied with 50 vacant units. The majority of the vacant units are the result of evictions due to non-payment of rent or skips. In July 2012 the accounts receivable increased to $24,000 and management felt there was no choice but to start evicting non-paying tenants. A new property manager with extensive collection and leasing experience was hired in August 2012. Since that time, tenant receivables have been reduced to approximately $6,000. Management continues to focus on turning over vacant units and improving occupancy at the property. Since early November, eighteen new tenants have moved into the property and there are currently eight units ready for new move-ins. Due to the large number of vacant units that needed to be made ready for occupancy, and the costs involved, it has been difficult for management to remain current with local vendors. Although accounts payable remain high, a special replacement reserve withdrawal was approved by the lender and has helped pay-down closed accounts with vendors and enabled management to turn vacant units quickly. Two new maintenance directors have also been hired for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. The property is currently offering a reduced deposit of $99 and half off the first month's rent. Walk-in traffic at the property remains constant and management has set a goal of five move-ins per week and 85% occupancy by the end of January 2013. The low income housing tax credit compliance period expires on December 31, 2014. All mortgage, insurance and real estate tax payments are current as of December 31, 2012.

Series 38

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2012, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 38 reflects a net loss from Operating Partnerships of $(454,215) and $(466,570), respectively, which includes depreciation and amortization of $845,098 and $861,795, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek Apartments has historically struggled with low occupancy and high operating expenses and the property has operated below breakeven for many years. In 2012, the property closed the fourth quarter 84% occupied and operations remain below breakeven for the year. To improve occupancy and increase revenue, management markets the property via fliers and referral fees to local business and organizations. Management also continues to offer a resident referral program for current residents. Management also advertises the property on several rental websites, as well as on the operating general partner's company website. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and thus far the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2011, Bristow Place was operating below breakeven as a result of declining occupancy and increased operating expenses, particularly maintenance and insurance costs. The majority of the maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required that management contract out all maintenance work at a higher cost rather than using affiliated company employees. Occupancy has remained an issue in 2012, with occupancy at 79% as of December 31, 2012. The property is currently operating under a workout plan which aims to aggressively market the property to surrounding areas to improve occupancy. Occupancy issues coupled with high maintenance costs have kept the property operating below breakeven through December 31, 2012. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 39

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 39 reflects net loss from Operating Partnerships of $(458,102) and $(438,019), respectively, which includes depreciation and amortization of $713,451 and $717,963, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek Apartments has historically struggled with low occupancy and high operating expenses and the property has operated below breakeven for many years. In 2012, the property closed the fourth quarter 84% occupied and operations remain below breakeven for the year. To improve occupancy and increase revenue, management markets the property via fliers and referral fees to local business and organizations. Management also continues to offer a resident referral program for current residents. Management also advertises the property on several rental websites, as well as on the operating general partner's company website. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and thus far; the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Series 40

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2012, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 40 reflects a net loss from Operating Partnerships of $(438,716) and $(348,711), respectively, which includes depreciation and amortization of $1,016,943 and $989,412, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through December 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $610,000. As of January 14, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $103,500 and $95,100 respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of January 14, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property in 2012 declined to 65% after it had previously decreased to 79% in 2011 from 89% in 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in 2012 and 2011, maintenance expenses decreased due to low occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued in 2012.

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

In 2012 the Operating Partnership expended net cash flow of approximately ($437,000) due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $198,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $119,846 is equivalent to recapture and interest of $45 per 1,000 BACs.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit property located in Dequincy, LA. In 2011, occupancy averaged only 74%; however, the property operated slightly above breakeven. Occupancy remained low in 2012 with an 80% average for the year. As of December 31, 2012, physical occupancy was 73%. However, the property was operating above breakeven as expenses were tightly controlled. The operating general partner attributed the vacancy issue to a lack of qualified applicants due to the absence of jobs in the local area. The operating general partner has stated that fliers are being distributed to local businesses as a way to increase traffic. The investment general partner intends to continue to work with the operating general partner to further increase occupancy and stabilize operations. All mortgage and tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven in 2011 due to a decline in occupancy, insufficient rental rates, and high debt service. After averaging 92% occupancy in 2011, the property is 100% occupied as of December 31, 2012. The 2011 decline in occupancy below 90% was due to a number of deaths and residents moving to assisted living facilities. The improvement is attributed to increased marketing and advertising efforts beyond the property's normal geographic area. By aggressively marketing the surrounding areas with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month, management was successful in releasing the vacant units. The property continues to operate below breakeven due to insufficient rental rates. Management petitioned the Kansas Housing Resources Corporation for a $35 per unit, per month, rent increase on all units, effective August 2012, and received approval. The full impact of the increase will not be experienced until the first quarter 2013 as management was not able to increase rents on its existing tenant base until lease renewals which mostly occurred in December 2012. Once fully implemented, the increase will add an additional $10,080 annually to gross revenue, but is still not likely to improve performance above breakeven without a reduction in the debt service. No further rent increases are planned for 2013. The operating general partner is exploring refinancing options but is finding it difficult to attract lenders due to the size of the loan. The current plan is to package a portfolio of refinancing to obtain the best terms. The real estate taxes, mortgage and insurance are all current as of December 31, 2012. The low income housing tax credit compliance period expires on December 31, 2016.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. Due to low occupancy the property operated below breakeven for the year 2012. During the third quarter of 2012 occupancy declined to 80% due to a fire at the property. In late September, a fire occurred in a unit at Parkview Apartments. The cause was attributed to a tenant turning on the stove and then leaving the apartment. Most of the damage sustained in the unit was due to water damage from the sprinkler system. Three additional units were also affected by water damage but have since been rented. Occupancy subsequently improved to 100% during the fourth quarter of 2012. The insurance claim has been settled for approximately $50,000 not including lost rents or tenant relocation fees. The property expects to receive $750.00 per tenant on this claim and $20,000 of revenue for lost rents. Due to the cash deficit, the property continues to accrue payables. The operating general partner has advanced funds in 2012. This property projects to operate above breakeven once the lost rent revenue has been received. The real estate taxes, mortgage and insurance are all current as of December 31, 2012. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 41 reflects a net loss from Operating Partnerships of $(636,367) and $(589,583), respectively, which includes depreciation and amortization of $1,641,881 and $1,156,611, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 71% in 2011 and was 75% as of December 31, 2012. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2012. The mortgage, property taxes, and insurance are current.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 83% as of December 31, 2012. Management intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2012. The mortgage, property taxes and insurance are current.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. In 2011 the property operated with an average occupancy of 86%. Management intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased to 93% as of December 31, 2012 and operations have been slightly above breakeven through the fourth quarter of 2012. The mortgage, property taxes and insurance are current.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2011, occupancy was 90% and the property operated just slightly below breakeven. Through the fourth quarter of 2012, average occupancy continues to be stable at 90%; however, the property is continuing to operate slightly below breakeven due to collection issues. The rent collection and eviction policies are a focus for the management company and they are being strictly enforced. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

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

Bienville Partnership (Bienville Apartments) is a 32-unit property in Ringgold, Louisiana. In April 2010, the investment general partner approved an operating general partner transfer to improve property operations. Security issues, occupancy, and deferred maintenance have improved subsequent to the transfer. Average occupancy in 2011 increased to 93% from 79% in 2010. Despite the occupancy increase the property operated below breakeven in 2011 due to high maintenance and administrative expenses. Physical occupancy throughout 2012 has fluctuated considerably from month to month and it averaged 88% for year end. December 2012 physical occupancy was 91%. Maintenance expenses have decreased substantially resulting in near breakeven operations for the fourth quarter of 2012. The operating general partner stated that maintenance expenses should continue to decrease going forward as much of the deferred maintenance that had previously been a problem has been repaired. The operating general partner intends to continue to fund deficits as needed. The investment general partner will continue to work with the operating general partner to improve resident selection and stabilize occupancy. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the fourth quarter of 2012, the property averaged 89% occupancy and continued to operate below breakeven. The poor operating results were due to depressed occupancy levels caused by a challenging local economy and poor site management, as well as higher insurance costs. As of December 31, 2012, the property was 89% occupied. The investment general partner continues to work closely with management to create additional marketing materials to increase occupancy. As of October 1, 2012, the property has benefitted from USDA-RD rental assistance on eight units, which has helped stabilize occupancy. The investment general partner also continues to closely monitor tenant receivables to ensure that rent collection improves. The site manager was removed during the fourth quarter due to poor performance, and a new site manager was hired subsequent to the fourth quarter. The regional manager and operating general partner frequently visit the property to assist with marketing and making units rent ready. The investment general partner intends to continue to work closely with management to improve operations. In 2012, the property face higher insurance costs due to the increase in management's blanket insurance premium. All mortgage, real estate tax, and insurance payments are current.

Series 42

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 42 reflects a net loss from Operating Partnerships of $(285,743) and $(357,076), respectively, which includes depreciation and amortization of $1,323,780 and $1,263,651, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2011.  The Michigan economy was weak in 2011 and several tenants lost their jobs as a result.  In 2012, occupancy averaged 86% and as of December 31, 2012 occupancy was 85%.  The property experienced higher than average turnover in the fourth quarter due to evictions for non-payment of rent.  Operating expenses continue to be a challenge.  Increased marketing efforts have contributed to higher than budgeted administrative costs.  In addition, maintenance costs are high given the age of the property and high turnover.  The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit property in Kinder, Louisiana. In 2010, the property experienced a decline in occupancy to an average of 65% for the year which resulted in below breakeven operations. In 2011, occupancy averaged 91%. As of December 31, 2012, occupancy was 86% and it averaged 80% for the year. The property has continued to operate at a deficit in 2012. Management reported that the most significant barrier to achieving stabilized occupancy was unqualified applicants. Nearby casinos employ a large portion of the population in the area. However, casinos tend to pay higher wages, which disqualifies their employees as residents because the employees exceed the income limitations. The onsite management team continued to offer move-in incentives to encourage qualified applicants to lease. The investment general partner conducted a site visit in May 2012 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring affiliated management fees and, if necessary, funds will be advanced to the partnership. The low income housing tax credit compliance period expires on December 31, 2016. All mortgage and tax, and insurance payments are current.

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

Average occupancy improved to 93% in 2012 from 88% in 2011. Also, the property operated slightly above breakeven in 2012 after operating below breakeven in 2011. The improvement in operations was primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of December 31, 2012.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19 and Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded as of June 30, 2012.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. Through the fourth quarter of 2012, the property averaged 89% occupancy and operated below breakeven due to depressed occupancy at the beginning of the year, as well as poor collections and higher insurance costs. The site manager underwent unanticipated heart surgery during the first quarter of 2012 and regional management failed to properly administer the property in her absence; as a result, occupancy decreased substantially to an average of 83% during the first two quarters. A new site manager and regional manager were hired during the third quarter of 2012, and occupancy has improved significantly. The property averaged 96% occupancy during the third and fourth quarters and was 93% occupied as of December 31, 2012. In addition to low average occupancy, the property has faced excessive bad debt and high maintenance costs associated with resident eviction and turnover. Although physical occupancy has improved, the investment general partner continues to monitor monthly tenant receivables to ensure that collections continue to improve. In 2012, the property also faced higher insurance costs due to the increase in management's blanket insurance premium. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

Series 43

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 43 reflects a net loss from Operating Partnerships of $(478,835) and $(699,918), respectively, which includes depreciation and amortization of $1,743,561 and $1,642,441, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Average occupancy improved to 93% in 2012 from 88% in 2011. Also, the property operated slightly above breakeven in 2012 after operating below breakeven in 2011. The improvements in operations were primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The mortgage, taxes and insurance payments are all current as of December 31, 2012.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, MS. Average physical occupancy was 97% in 2011; however, the property was unable to operate at breakeven due to low rental rates. Through the fourth quarter of 2012, average physical occupancy continued to be strong at 97% and the property operated slightly above breakeven. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven in 2005, 2006, 2007, and 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. Occupancy was 100% as of December 31, 2012 with operations around breakeven. During the fourth quarter, the investment general partner prepared a cash needs analysis for the property that determined that the project would incur a ($20,000) operating deficit. The investment general partner still retains $123,000 in unreleased equity, as certain performance benchmarks have not been met. The investment general partner received consent of the managing general partner in early 2013 to release a portion of this equity to pay down $22,000 of aged vendor payables. This initiative will address the $70,000 balance of accrued expenses/accounts payables at December 31, 2012. The mortgage and insurance are current and the property is tax exempt. The investor general partner met with the operating general partner and Winn Management, the property manager, during the third quarter of 2012 to discuss operations and perform a site visit. All deficiencies noted during the inspection were addressed by management. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in March 2011 and revisited the property in January 2012. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations until they are stabilize with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner has forecast a deficit of approximately $85,000 - $100,000 after the operating general partner agreed to continue charging the reduced 3% management fee. The investment general partner has also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, and then the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2013. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $83,550, and incur recapture and interest penalty costs of $983,316, equivalent to approximately $23 and $270 per 1,000 BACs respectively. If recapture was to be delayed to 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of December 31, 2012.

Henderson Fountainhead L.P. (Seven Points Apartments) is a 36-unit property in Seven Points, Texas. The property operated slightly below breakeven in 2011 due to increased maintenance expenses related to unit turnover. Occupancy fluctuated considerably in 2011 and averaged 85% for the year. In 2012, occupancy improved slightly and averaged 90% for the year. Given the improvement in occupancy, no concessions were offered in the fourth quarter. However, despite the occupancy increase the property continued to operate slightly below breakeven, as the administrative and maintenance expenses were above budget. Management stated that expenses were high due to turnover costs and expenses incurred to maintain curb appeal. Management continues to create a strong presence in the market through outreach marketing and advertising. Marketing consists of advertisements in local newspapers and letters mailed out to social service providers. The investment general partner intends to work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner will continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of December 31, 2012 and 2011, the average Qualified Occupancy was 100%. The series had a total of 10 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 44 reflects a net loss from Operating Partnerships of $(1,232,880) and $(1,165,789), respectively, which includes depreciation and amortization of $1,716,055 and $1,798,468, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner during 2012, the operating general partner continued to fund deficits through the December 1, 2012 mortgage payment; however, that deficit funding stopped for the January 1, 2013 mortgage payment. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period that ends on December 31, 2019. Note that as of January 15, 2013, the investment general partner has not identified capital to be able to finance ongoing deficits.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during 2012. This decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner had previously indicated that it intended to monitor this change to determine whether the new management company would be able to deliver better operating results for Brookside Park. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. After funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicer of the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ends on February 1, 2013. If the investment general partner is unable to negotiate a loan modification or forbearance agreement with the servicer for the mortgage bonds, there is a high probability that the mortgage will be foreclosed in 2013. The property's real estate tax and insurance payments were current as of December 31, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $45,499, and incur recapture and interest penalty costs of $51,966, equivalent to approximately $17 and $19 per 1,000 BACs respectively. If recapture were to occur in 2014, the Operating Partnership would lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who have retained their jobs have had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management has been very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in March 2011 and revisited the property in January 2012. The property was found to be in excellent condition. The investment general partner intends to continue to monitor operations until they are stabilize with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner has forecast a deficit of approximately $85,000 - $100,000 with the operating general partner having agreed to continue charging the reduced 3% management fee. The investment general partner has also decided to start 2013 again utilizing fund reserves to finance deficits and to keep the mortgage current. If market conditions start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, then the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2013. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $102,121, and incur recapture and interest penalty costs of $1,201,863, equivalent to approximately $38 and $444 per 1,000 BACs respectively. If recapture was to be delayed to 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful. The initial response from the special servicer in August 2011 was that it would not extend the forbearance period, nor amend any other loan terms unless the Operating Partnership paid down the loan by 13% - 17% (i.e. $1.5M - $2.0M) of the outstanding principal. The investment general partner and the operating general partner continued to negotiate with the special servicer during the fourth quarter of 2011; however, the special servicer offered no compromise from the proposed loan pay down. The mortgage payment, real estate taxes and insurance payments were current as of December 31, 2012.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. Average occupancy fell significantly in recent years, averaging 68% in 2012 and 76% in 2011 due to the continuing downward trends in the rental market and the lack of job opportunities in Memphis. Also, for a period of time in 2011 Section 8 vouchers were unavailable from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. Management has recently increased its advertising and marketing efforts and continues to offer rental concessions; however, occupancy remains a significant challenge for the property. In 2012 the property continued to operate significantly below breakeven due to high real estate taxes and accompanying interest charges and penalties, as well as high maintenance expenses and bad debt. In 2011, net cash flow expended by property operations totaled ($204,196) again due to high real estate taxes, maintenance expenses and bad debt charges. Negative operations in 2012 and 2011 were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County, as well as by net advances (approximately $21,000 in 2011) from the operating general partner and its affiliates. In 2010, occupancy was relatively stable at 88%; however, the property operated below breakeven due to high real estate taxes, and maintenance and bad debt expenses. In 2010, net cash flow expended by property operations totaled ($17,842), which was funded with operating general partner deficit advances.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $720,000 as of December 31, 2012.

On September 2, 2011, the lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships of the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorneys representing the operating general partner negotiated with the lender and obtained several continuances of the hearing. As conditions of these continuances, the lender required that Memphis 102 and the four other unrelated LIHTC partnerships meet certain conditions, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing and complying with repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender. As of late November 2012, Memphis 102 and the operating general partner had only completed some of these conditions to the satisfaction of the lender. As a result, the lender filed an amended complaint on November 29, 2012 requesting the appointment of a receiver and a replacement management company to oversee and manage Memphis 102 and the four other unrelated LIHTC partnerships controlled by the operating general partner. A hearing on the subject complaint has been scheduled for January 23, 2013. Note that the investment general partner does not intend to object to this action by the lender.

The mortgage and insurance payments are current as of December 31, 2012, although the significant unpaid real estate taxes are an undeclared default on the mortgage. The low income housing tax credit compliance period expires on December 31, 2018. If the property is foreclosed in 2013, the estimated credit loss of $499,178 and tax credit recapture cost and interest penalty of $1,847,199 is equivalent to a credit loss of $185 per 1,000 BACs and tax credit recapture and interest penalties of $684 per 1,000 BACs. The low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Average occupancy declined in 2012 to 80% from 85% in 2011 due to continued weakness in the local economy. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. Although the property was able to generate a small positive cash flow in 2011, it operated below breakeven in 2012. In addition to low occupancy, the property is struggling with a high level of accounts payable. The mortgage payments, real estate taxes and insurance are current as of December 31, 2012, although management is trying to resolve approximately $3,000 of recurring late fees charged by the lender. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 45 reflects a net loss from Operating Partnerships of $(902,072) and $(740,280), respectively, which includes depreciation and amortization of $2,130,427 and $2,168,015 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of December 31, 2012, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

On August 30, 2011, Baldwin Villas entered into a Settlement Agreement with the lender resulting in a new mortgage note being issued which is guaranteed by the operating general partner and its principals. Under the terms of the new mortgage note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the new mortgage note was set at 2% over prime. The note has a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the new mortgage note, as well as pay the 2009, 2010 and 2011 outstanding real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments due on April 30, 2012 and November 30, 2012, respectively, from distributions or income from certain unrelated entities owned by that principal. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2012, the operating general partner provided $109,055 to pay the 2009 outstanding real estate taxes, interest and penalties. In 2011, the operating general partner provided $146,382 of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through December 31, 2012, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $610,000. As of January 14, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2010 and 2011 real estate taxes and related interest and penalties, totaling approximately $103,500 and $95,100 respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of January 14, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property in 2012 declined to 65% after it had previously decreased to 79% in 2011 from 89% in 2010. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. In recent years Section 8 vouchers have again become available and as of December 31, 2012 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in 2012 and 2011, maintenance expenses decreased due to low occupancy and less cash flow available to address the property's maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued in 2012.

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

In 2012 the Operating Partnership expended net cash flow of approximately ($437,000) due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. In 2010, the Operating Partnership expended net cash flows of ($306,845) funded primarily through increased accruals in operating payables, interest, letter of credit fees, and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. As of December 31, 2012, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2011 and 2010 totaling approximately $198,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2011 and 2010 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $34,665 is equivalent to recapture and interest of $9 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner during 2012, the operating general partner continued to fund deficits through the December 1, 2012 mortgage payment; however, that deficit funding stopped for the January 1, 2013 mortgage payment. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period that ends on December 31, 2019. Note that as of January 15, 2013, the investment general partner has not identified capital to be able to finance ongoing deficits.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit. Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven through the end of 2011 and during 2012. This decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner had previously indicated that it intended to monitor this change to determine whether the new management company would be able to deliver better operating results for Brookside Park. This would be after the partnership reported negative cash flow in each year from 2008 - 2012. After funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicer of the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the operating partnership a default notice on January 14, 2013. The cure period for the subject default ends on February 1, 2013. If the investment general partner is unable to negotiate a loan modification or forbearance agreement with the servicer for the mortgage bonds, there is a high probability that the mortgage will be foreclosed in 2013. The property's real estate tax and insurance payments were current as of December 31, 2012. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $1,218,393, and incur recapture and interest penalty costs of $1,391,602, equivalent to approximately $303 and $347 per 1,000 BACs respectively. If recapture were to occur in 2014, the Operating Partnership would lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required management to contract out all maintenance work at a higher cost instead of using affiliated company employees. In 2011, occupancy increased to an average of 92%; however, as a result of further increases in maintenance expenses, operations remained below breakeven. As of December 31, 2012, occupancy was 91%. Maintenance costs remained high as there was extensive work that was needed to be completed to the vacant units before they could be occupied. Currently all units are rent ready. The property has a waiting list and management does not believe occupancy will be an issue in the near future. The property is operating above breakeven through December 31, 2012 due to a utility reimbursement from the Lone Grove Trust Authority for a utility overcharge. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

Series 46

As of December 31, 2012 and 2011, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2012, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2012 and 2011, Series 46 reflects a net loss from Operating Partnerships of $(389,587) and $(453,894), respectively, which includes depreciation and amortization of $1,037,352 and $1,015,199, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue has become more manageable and treatment costs have decreased significantly. Overall operating expenses have decreased in 2012, but management is projecting the property to continue to operate at a deficit for the remainder of the year. The 2012 occupancy averaged 97% and has continued to remain strong through the fourth quarter of 2012 with 98%. The operating general partner submitted a plan to replace the domestic hot water tank and repair the HVAC of which a portion will be funded with an operating partner advance and a portion from the replacement reserve withdrawal. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite occupancy averaging 97%, the property operated below breakeven in 2011 due to high operating expenses and insufficient rental rates.  Although the operating managing member hired a real estate tax consulting firm to appeal the 2011 tax assessment, via the payment under protest process, this was ultimately rejected by the tax authority. This ruling could have been appealed; however, the legal expense to go to court would have been greater than the actual cost savings. In addition, because occupancy remained strong, the State tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010; unfortunately, this did not bring 2011 operations above breakeven. Despite a second $10 per unit per month rent increase, made effective May 1, 2012, and occupancy ending December 2012 at 98%, the property remained below breakeven through the fourth quarter of 2012. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of December 31, 2012.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2012 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 14, 2013		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 14, 2013	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.