Form 10-K
period 2013-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2013-07-10
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013 or

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2013

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2013, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2013 the Fund had invested in 11 Operating Partnerships on behalf of Series 20, 5 Operating Partnership on behalf of Series 21, 10 Operating Partnerships on behalf of Series 22, 11 Operating Partnerships on behalf of Series 23, 13 Operating Partnerships on behalf of Series 24, 7 Operating Partnerships on behalf of Series 25, 31 Operating Partnerships on behalf of Series 26, 13 Operating Partnerships on behalf of Series 27, 20 Operating Partnerships on behalf of Series 28, 21 Operating Partnerships on behalf of Series 29, 16 Operating Partnerships on behalf of Series 30, 25 Operating Partnerships on behalf of Series 31, 15 Operating Partnerships on behalf of Series 32, 8 Operating Partnerships on behalf of Series 33, 13 Operating Partnerships on behalf of Series 34, 10 Operating Partnerships on behalf of Series 35, 9 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 20 Operating Partnerships on behalf of Series 41, 21 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 10 Operating Partnerships on behalf of Series 44, 30 Operating Partnerships on behalf of Series 45 and 15 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

Item 1B.           Unresolved Staff Comments

Not applicable.

Item 2.           Properties

The Fund has acquired a limited partnership interest in 399 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Ashbury Apartments	Sioux Falls, SD	48	$995,606	4/94	6/94	100%	$806,117

Concordia Manor I	St. Croix, VI	22	1,378,391	8/94	7/95	100%	490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	665,125	5/94	3/94	100%	175,182

Edison Lane Apartments	Edison, GA	24	679,121	9/94	10/95	100%	204,561

Fairoaks Lane Apts.	Rincon, GA	44	1,337,067	7/94	5/95	100%	339,284

Forest Glen Village	Vidalia, GA	46	1,251,817	7/94	2/95	100%	378,777

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	633,663	5/94	1/94	100%	176,621

Kristine Apartments	Bakersfield, CA	60	836,412	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	1,996,531	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,570,580	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	867,962	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Forest Glen at Sully Station	Centreville, VA	119	$5,327,466	11/94	9/95	100%	$2,649,450

Fort Halifax	Winslow, ME	24	882,495	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,701,752	12/94	10/95	100%	347,557

Holly Village	Buchanan, GA	24	669,335	8/94	6/95	100%	205,400

Liveoak Village	Union Springs, AL	24	709,440	10/94	7/95	100%	176,953

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Concordia Manor II	St. Croix, VI	20	$1,411,726	1/95	11/95	100%	$259,444

Concordia Manor III	St. Croix, VI	20	1,387,660	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,189,581	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	643,138	10/95	12/96	100%	756,656

Highland House	Boston, MA	14	2,092,888	12/96	5/97	100%	586,492

Kimbark 1200 Apts.	Longmont, CO	48	1,801,510	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,372,173	7/95	11/01	100%	384,585

Lake City Apartments	Lake City, PA	44	1,220,680	8/98	6/98	100%	240,900

Marksville Square	Marksville, LA	32	894,994	1/95	1/96	100%	268,848

The Birches	Old Orchard Beach, ME	88	2,753,523	1/95	3/96	100%	1,514,512

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Concordia Manor II	St. Croix, VI	20	$1,411,726	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,387,660	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	608,822	5/95	5/95	100%	1,551,605

Great Pines Apts.	Hurleyville, NY	26	1,062,541	7/95	12/95	100%	340,835

Ithaca Apts. I	Ithaca, MI	28	504,120	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,801,510	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,105,581	9/95	12/96	100%	2,650,580

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Riverview Apartments	St. Louis, MO	42	1,163,514	8/95	12/95	100%	1,160,308

The Birches	Old Orchard Beach,ME	88	2,753,523	1/95	3/96	100%	1,399,532

Village Woods Est.	Kansas City, KS	45	1,521,540	5/95	12/95	100%	1,704,928

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Autumn Ridge Apartments	Shenandoah, VA	34	$1,457,510	7/96	1/97	100%	$319,466

Brooks Summit	Blue Ridge, GA	36	1,060,455	12/95	11/96	100%	332,470

Century East Apts. IV	Bismark, ND	24	508,819	8/95	8/95	100%	399,962

Century East Apts. V	Bismark, ND	24	508,546	11/95	9/95	100%	399,962

Elm Street Apartments	Yonkers, NY	35	940,153	1/96	1/96	100%	407,601

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

Lake Apts I	Fargo, ND	24	527,315	8/95	7/95	100%	399,962

New Hilltop Apartments	Laurens, SC	72	1,456,703	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	111,930	12/96	9/96	100%	217,266

Pahrump Valley Apts.	Pahrump, NV	32	1,318,163	7/96	7/96	100%	335,225

Park Meadow Apartments	Gaylord, MI	80	1,397,814	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,159,410	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,156,417	11/95	9/95	100%	269,867

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Dunlap Acres	West Point, MS	50	$743,500	9/96	4/96	100%	$522,160

Hannah Heights Apts.	Ethel, MS	28	768,489	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	792,779	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	860,507	9/96	4/97	100%	2,242,394

Rose Square	Connellsville, PA	11	363,406	10/96	2/97	100%	288,209

Rosewood Estates, II	Bladenboro, NC	16	642,907	9/96	12/96	100%	124,304

Shannon Rentals	Shannon, MS	48	1,187,606	4/96	1/97	100%	324,990

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Academy Apts.	West Point, VA	32	$1,102,274	4/97	3/98	100%	$263,722

Brookhaven Apts.	Shrevport, LA	35	961,770	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	128,811	8/96	10/96	100%	129,311

Calgory Apts. I	Bismark, ND	24	487,666	2/96	12/95	100%	414,507

Calgory Apts. II	Bismark, ND	24	500,374	2/96	12/95	100%	414,507

Calgory Apts. III	Bismark, ND	24	472,195	2/96	12/95	100%	414,507

Country Edge Apts.	Fargo, ND	48	797,690	7/97	12/97	100%	1,128,587

Devonshire II Apts.	London, OH	28	657,704	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	464,423	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	412,655	8/96	8/96	100%	525,631

Grandview Apartments	Fargo, ND	36	912,362	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	939,375	3/98	11/98	100%	656,156

Hallman Court Apts.	Rochester, NY	77	8,047,190	1/99	7/00	100%	325,768

Hanover Apts.	Ashland, VA	40	1,207,441	11/97	4/98	100%	295,538

Holly Heights Apts.	Bowling Green, KY	30	956,304	5/97	8/97	100%	362,738

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Lake Apts. IV	Fargo, ND	24	$508,551	2/96	12/95	100%	$414,507

Lake Apts. V	Fargo, ND	24	500,465	2/96	12/95	100%	414,507

Lauderdale County Properties	Meriden, MS	48	857,772	12/98	5/99	100%	444,136

Maxton Green Apts.	Maxton, NC	32	882,560	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	808,233	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	878,785	2/96	1/96	100%	229,775

New Hope Bailey Apts.	De Ridder, LA	40	758,397	8/96	9/96	100%	758,620

Park Ridge Apartments	Jackson, TN	136	3,500,000	11/98	12/99	100%	854,147

Powell Valley Village	Jonesville, VA	34	573,394	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	772,913	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	637,240	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	1,012,710	10/96	2/97	100%	292,587

Village Estates Apts.	Victoria, VA	32	1,093,279	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,091,353	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,039,606	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	903,222	8/96	10/96	100%	265,020

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

AHAB Rental Units Phase II	Springfield, MO	17	$360,342	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	796,652	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	876,217	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	214,883	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,297,253	8/96	6/97	100%	1,362,808

Lake Apts. II	Fargo, ND	24	496,429	1/97	12/95	100%	396,024

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,827,597	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	8,095,000	11/99	6/99	100%	115,311

Pear Village Apts.	Leitchfile, KY	16	130,132	8/96	2/97	100%	488,822

Randolph Village	Silver Spring, MD	130	4,318,897	9/96	8/97	100%	2,240,075

Summer Hill Sr. Apts.	Wayne, NJ	164	7,164,791	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	666,600	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

1374 Boston Road L.P.	New York, NY	15	$24,249	2/97	6/97	100%	$522,065

Bienville III Apts.	Ringold, LA	32	904,839	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	852,059	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	856,860	4/97	7/97	100%	255,639

Cottonwood Apts.	Holly Grove, AR	24	812,111	2/97	4/97	100%	254,856

Fairway Apts. II	Marlette, MI	48	825,043	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,707,352	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	914,301	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,055,038	3/98	8/98	100%	922,119

Neighborhood Restorations VII	West Philadelphia, PA	72	101,785	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Park Village Apts.	Athens, TN	80	$1,033,740	10/98	6/99	100%	$1,992,486

Pin Oak Village	Bowie, MD	110	8,578,894	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,274,447	11/97	4/98	100%	323,500

Randolph Village	Silver Spring, MD	130	4,318,897	12/97	8/97	100%	909,471

Sand Lane Manor Apts.	Henderson, KY	24	592,326	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,918,061	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	917,354	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	497,862	7/97	10/97	100%	726,402

Wellston Village Apts.	Wellston, OK	14	356,433	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	188,124	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

The Arbor Park Apts.	Jackson, MS	160	$4,960,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	4,276,325	7/97	11/98	83%	2,480,576

Barrington Cove Apts.	Barrington, RI	60	1,774,289	4/97	5/97	100%	4,264,830

Bent Tree Apts.	Jacksboro, TX	24	505,258	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	373,074	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,293,244	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,241,258	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,359,524	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	419,007	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,304,715	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	661,567	2/97	7/97	100%	697,511

Lutkin Bayou Apts.	Drew, MS	36	770,846	11/97	6/97	100%	192,283

Nacodgoches Plaza Apts.	Nacodgoches, TX	70	1,239,094	4/97	3/98	100%	2,793,695

Newcastle Apts.	Collins, MS	36	616,157	9/97	6/98	100%	194,259

Park Crest Apts.	Sherwood, AZ	216	8,095,000	2/98	6/99	100%	3,199,520

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Palmetto Place Apts.	Benton, LA	40	$1,206,122	10/98	4/99	100%	$1,153,878

Pecan Hill Apts.	Bryson, TX	16	321,970	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	430,820	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	422,384	12/97	2/97	100%	160,551

Westfield Apts.	Welsh, LA	40	729,155	11/97	8/98	100%	918,605

Willow Point Apts. III	Jackson, MS	120	4,132,063	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Country Estates Apts.	Farmville, VA	24	$851,245	3/98	7/99	100%	$223,562

Emerald Trace II Apts	Ruston, LA	24	239,602	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	750,193	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,586,629	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,479,164	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,292,971	8/97	9/98	100%	408,634

New River Gardens	Radford, VA	48	1,386,887	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	642,221	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	557,214	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Park Trace Apts.	Jackson, TN	84	$1,404,163	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,781,408	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	512,556	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	865,355	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	930,426	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	829,988	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	694,893	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Brittney Square Apts.	Bowling Green, KY	20	$471,078	7/98	7/98	100%	$629,917

Canton Manor Apts.	Canton, MS	32	746,431	11/97	7/98	100%	271,306

Canton Village Apts.	Canton, MS	42	1,055,178	11/97	7/98	100%	363,557

Double Springs Manor II Apts.	Bowling Green, KY	25	276,416	9/98	3/99	100%	985,432

Eagles Ridge Terrace	Decatur, TX	89	1,553,615	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	567,550	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	685,435	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	446,207	11/97	9/98	100%	120,846

Hurricane Hills	Hurricane, UT	28	585,316	9/97	8/98	100%	2,020,271

Madison Height Apts.	Canton, MS	80	2,079,459	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	380,766	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	584,526	11/97	11/98	100%	193,766

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Munjoy South Townhouse Apts.	Portland, ME	140	$2,983,941	9/97	10/98	100%	$777,411

Nottoway Manor	Blackstone, VA	28	816,671	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,361,091	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	841,899	10/97	5/98	100%	338,464

Pilot Point Apts.	Pilot Point, VA	40	656,444	11/97	2/99	100%	142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	700,510	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,759,303	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	793,267	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	2,818,172	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	771,380	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	391,372	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	6,800,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Chardonnay Apts.	Oklahoma City, OK	14	$2,853	1/98	1/97	100%	$393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,134,459	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	744,639	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,262,677	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,087,032	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	7,900,000	6/98	12/99	100%	2,911,900

Hallman Court Apts.	Rochester, NY	77	8,047,190	1/99	7/00	100%	266,536

Parkside Plaza Apts	New York, NY	39	1,311,566	7/99	5/01	100%	2,764,603

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,033,740	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	769,051	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	161,435	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	725,172	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	742,334	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	669,596	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Bradford Park Apts.	Southhaven, MS	208	$9,670,000	10/98	12/99	100%	$302,884

Columbia Luxar	Dallas, TX	125	3,087,032	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,632,755	3/98	7/99	100%	3,652,119

Harbor Pointe	Benton Harbor, MI	84	1,304,715	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	5,073,951	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	1,827,597	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,139,298	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Abby Ridge Apts.	Elizabethtown, KY	24	$334,718	2/00	1/00	100%	$1,577,723

Allison Apts.	Mt. Washington, KY	24	460,530	11/98	1/99	100%	850,013

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	286,312	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,698,458	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,670,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,437,572	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,312,442	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	5,073,951	10/98	12/99	100%	4,718,773

Northwood Homes	Leitchfield, KY	24	588,091	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,005,352	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	9,570,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,209,001	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Ashton Cove Apts.	Kingsland, GA	72	$1,598,966	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,085,000	4/99	12/99	100%	1,637,797

Columbia Woods Townhomes	Newman, GA	120	3,910,591	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,391,521	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,648,593	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	696,261	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,586,629	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	320,593	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,209,001	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,683,690	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Ashton Ridge	Jackson, MI	144	$2,435,728	2/00	12/00	100%	$1,430,296

Nowata Village	Nowata, OK	28	1,202,205	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,072,653	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,730,625	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,437,052	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	309,049	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,683,690	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	800,748	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	648,213	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Ashton Ridge Apts.	Jackson, MS	144	$2,435,728	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,839,032	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	3,910,591	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,437,052	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	3,386,730	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	9,570,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Andover Crossing Apts.	Andover, KS	80	$2,285,846	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,216,883	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,189,309	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	4,957,414	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,060,142	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,084,836	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	258,804	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	862,915	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	697,008	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,216,883	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,615,694	7/00	9/01	100%	3,772,295

Austin Acres Apts.	Hopkinsville, KY	32	788,980	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	4,957,414	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	682,049	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	819,148	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,064,948	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	522,484	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	755,346	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$799,279	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,839,032	8/01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	450,940	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	736,288	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,035,236	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	450,956	2/01	6/01	100%	1,836,027

Mason's Point Apts.	Hopkinsville, KY	41	1,214,883	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,557,388	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	1,996,870	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,180,288	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,098,805	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	328,821	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	395,356	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,361,889	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	24,980,759	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,231,713	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Bienville Apts.	Ringhold, LA	32	$738,347	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	964,652	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	1,003,980	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	956,899	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,589,335	7/02	12/03	100%	605,962

Forest Glen Village	Vidalia, GA	46	1,251,817	4/03	2/95	100%	21,275

Franklin Green	Franklin Grove, IL	12	325,539	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,497,397	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	7,113,112	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,521,424	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,557,388	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	364,249	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	636,444	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	472,312	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	786,441	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Sandalwood Apartments	Toppenish, WA	20	$963,405	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,460,598	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	24,980,759	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	755,972	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Bellamy Mills Apartments	Dover, NH	30	$1,337,803	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	958,408	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	700,573	7/02	12/03	100%	511,573

Chester Townhouses Phase II	Chester, SC	52	1,937,535	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	1,887,384	7/02	12/03	100%	924,532

Dorchester Apartments	Port Huron, MI	131	4,282,179	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,497,397	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,240,115	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	7,113,112	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,245,397	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,521,424	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Natchez Place Apartments	Natchez, MS	32	$780,307	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	111,930	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,397,814	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	556,940	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,361,853	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,758,265	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,032,742	7/02	12/03	100%	738,573

Tiffany Square	Lakewood, CO	52	1,739,500	7/02	12/03	100%	636,566

Wingfield Apartments II	Kinder, LA	42	272,321	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Alexander Mill Apartments	Lawrenceville,GA	224	$11,589,015	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	2,745,449	9/02	12/03	100%	1,342,431

Ashbury Park	Aurora, CO	44	2,144,100	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	230,986	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,462,904	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,190,085	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,937,535	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	215,900	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,282,179	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	700,659	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	7,113,112	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,355,545	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	795,059	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,224,972	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	1,999,455	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Parkside Plaza Apartments	New York, NY	34	$1,311,566	1/04	5/01	100%	$-

Parkside Apartments	Coleman, MI	40	796,366	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	687,095	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	917,265	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	1,772,324	9/02	12/03	100%	672,657

Stottville Court Apartments	Stockport, NY	28	1,099,749	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	872,271	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Alexander Mills Apts.	Lawrenceville, GA	224	$11,589,015	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	4,054,094	2/03	3/03	100%	1,526,951

Brookside Park Apts.	Atlanta, GA	200	11,698,287	12/03	3/05	100%	137,046

Families First II	W. Memphis, AR	66	2,228,194	5/03	6/04	100%	2,005,916

Memphis 102	Memphis, TN	102	1,758,116	5/03	8/04	100%	3,497,653

Northrock Apts. III	Topeka, KS	32	900,979	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,695,338	10/03	9/03	100%	2,231,125

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,276,663	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,317,234	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,779,753	4/03	10/03	100%	1,568,815

** 3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Baldwin Villas Apts.	Pontiac, MI	65	$4,839,032	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	847,364	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	958,408	12/03	3/03	100%	53,729

Brookside Park	Atlanta, GA	200	11,698,287	12/03	3/05	100%	3,666,890

Brookside Square	Boykins, VA	32	1,229,508	7/03	8/04	100%	743,039

Chevy Place Hallman Court	Rochester, NY	77	8,047,190	12/03	7/00	100%	81,177

Dawn Springs Villa	London, KY	24	502,402	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	622,604	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	751,311	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,497,397	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	324,096	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,229,466	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,147,037	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	811,267	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	653,901	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	879,103	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	744,848	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2013

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

London Village	London, KY	32	$557,501	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,226,339	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	841,243	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	951,367	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	754,178	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,379,108	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,343,646	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,199,658	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,029,129	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	691,862	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,285,499	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,249,497	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2013

Property Name	Location	Units	Mortgage Balance as of 12/31/12	Acq Date	Const Comp	Qualified Occupancy 3/31/13	Cap Con paid thru 3/31/13

Bartlett Bayou Apartments	Pascagoula, MS	48	$847,364	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	732,157	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,115,361	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,189,934	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,062,250	11/03	7/04	100%	621,519

Kensington Heights Apts.	Kansas City, MO	126	4,497,039	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	6,572,047	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	1,110,259	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,447,582	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	742,934	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,401,486	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	494,344	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	809,319	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,152,424	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	957,420	1/04	1/04	100%	341,377

41

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests and Related Partner Matters and Issuer Purchases of Partnership Interests

(a)

Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders As of March 31, 2013, the Fund has 42,215 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,276

investors holding 3,866,700 BACs, Series 21 consists of 1,153 investors holding 1,892,700 BACs, Series 22 consists of 1,614 investors holding 2,564,400 BACs, Series 23 consists of 2,106 investors holding 3,336,727 BACs, Series 24 consists of 1,283 investors holding 2,169,878 BACs, Series 25 consists of 1,741 investors holding 3,026,109 BACs, Series 26 consists of 2,283 investors holding 3,995,900 BACs, Series 27 consists of 1,314 investors holding 2,460,700 BACs, Series 28 consists of 2,013 investors holding 4,000,738 BACs, Series 29 consists of 2,209 investors holding 3,991,800 BACs, Series 30 consists of 1,326 investors holding 2,651,000 BACs, Series 31 consists of 2,036 investors holding 4,417,857 BACs, Series 32 consists of 2,229 investors holding 4,754,198 BACs, Series 33 consists of 1,218 investors holding 2,636,533 BACs, Series 34 consists of 1,681 investors holding 3,529,319 BACs, Series 35 consists of 1,656 investors holding 3,300,463 BACs, Series 36 consists of 1,112 investors holding 2,106,837 BACs, Series 37 consists of 1,114 investors holding 2,512,500 BACs, Series 38 consists of 1,164 investors holding 2,543,100 BACs, Series 39 consists of 978

investors holding 2,292,152 BACs, Series 40 consists of 1,084 investors holding 2,630,256 BACs, Series 41 consists of 1,346 investors holding 2,891,626 BACs, Series 42 consists of 1,201 investors holding 2,744,262 BACs, Series 43 consists of 1,622 investors holding 3,637,987 BACs, Series 44 consists of 1,268 investors holding 2,701,973 BACs, Series 45 consists of 1,792 investors holding 4,014,367 BACS and Series 46 consists of 1,396 investors holding 2,980,998 BACS at March 31, 2013

(c)	Dividend history and restriction The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2013.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnerships that are returned to fund reserves.  These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

During the fiscal year ended March 31, 2013, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2013, 13 of the properties have been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2013, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2013, 9 of the properties has been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2013, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2013, 19 of the properties have been disposed of and 10 remain. Series 20 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2013, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2013, 11 of the properties have been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2013, $9,999 of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2013, 11 of the properties have been disposed of and 13 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2013, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2013, 15 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2013, $13,197 of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment of all installments of its capital contributions to 43 of the Operating Partnerships. As of March 31, 2013, 14 of the properties have been disposed of and 31 remain. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of March 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2013, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. As of March 31, 2013, 3 of the properties have been disposed of and 13 remain. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of March 31, 2013. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2013, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2013, 6 of the properties have been disposed of and 20 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2013, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2013, 1 of the properties has been disposed of and 21 remain. The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of March 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2013, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2013, 4 of the properties have been disposed of and 16 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2013. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2013, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2013, 2 of the properties has been disposed of and 25 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2013. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2013, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2013, 2 of the properties have been disposed of and 15 remain. The Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of March 31, 2013. Of the amount outstanding, $46,908 has been loaned to one of the Operating Partnerships. The loan will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2013, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2013, 2 of the properties have been disposed of and 8 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2013. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2013, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2013, 1 of the properties have been disposed of and 13 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2013, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2013, 1 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2013, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2013, 2 of the properties have been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2013, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2013, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2013, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2013, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2013, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2013, 3 of the properties have been disposed of and 20 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2013, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships. As of March 31, 2013, 2 of the properties has been disposed of and 21 remain. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2013, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of March 31, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2013, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519, and the Fund had completed payment of all installments of its capital contributions to 9 of the Operating Partnerships. Series 44 has outstanding contributions payable to 1 Operating Partnership in the amount of $252,864 as of March 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2013, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2013, 1 of the properties has been disposed of and 30 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2013, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2013, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2013 and 2012 was $4,523,004 and $5,052,521, respectively.

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

(Series 20). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 Operating Partnerships at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(79,430) and $403,425, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(132,037) and $709,830, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, and the fund management fee.

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

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the first quarter of 2013 due to low occupancy, high operating expenses and insufficient rental rates. Average occupancy remained unchanged at 79% in the first quarter of 2013. This is compared to the 2012 year end occupancy of 79% and an average of 84% in 2012. According to management, resident skips and evictions for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. Additionally, management is offering a special with one month free rent to new tenants. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through March 31, 2013.

In 2010 the operating general partner pursued a workout plan with the first mortgage lender and stopped paying debt service in the third quarter of 2010 in an attempt to induce the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. Since the operating general partner was unwilling to let this property go to foreclosure, the Operating Partnership filed for Chapter 11 bankruptcy protection on January 12, 2012. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that featured restructuring of the secured and non-insider unsecured debt. The reorganization plan was subsequently amended on September 21, 2012 and was conditionally approved by the bankruptcy court pending approval by vote by all creditors and equity security holders. A final confirmation hearing was held on November 13, 2012 and the proposed plan was effectuated on December 21, 2012. The reorganization plan extended the loan maturity date from November 1, 2014 to November 1, 2017. In addition, all accrued interest, default interest, late fees and collection expenses have been deferred until maturity, but will not accrue any additional interest. Beginning on January 1, 2013 and continuing through the new loan maturity date, monthly interest only payments, based on the upheld 8.47% interest rate, are due and payable. At loan maturity a balloon payment equal to the current principal amount outstanding plus the aforementioned deferred amounts, approximately $2,990,623 in total, will be due. According to the operating general partner this will be addressed either through a refinancing or a potential re-syndication.

Note that the 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, L.P. Now that the bankruptcy plan has been approved, the investment general partner will re-start the process of exploring various disposition strategies that would be consistent with the investment objectives of the investment partnership.

In April 2011, the investment general partner transferred its interest in Bennetts Pointe LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,274,688 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $55,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $55,000 as of April 30, 2011. In addition, the investment general partner on behalf of the investment partnership entered into a partner interest pledge agreement with the Operating Partnership for receipt of a residual payment. Under the terms of the partner interest pledge agreement, if the property owned by the Operating Partnership is sold within 5 years from the initial transfer date, there would be a residual payment of up to $140,000 distributable to the investment partnership in accordance with the Operating Partnership Agreement. The partners’ interest pledge agreement goes into effect at the date the investment limited partner transferred its interest.

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

In December 2012, the investment general partner transferred its interest in Bradley Elderly, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $748,904 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $998 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,600 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,402 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $6,402 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 21). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $499,635 and $192,182, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(94,652) and $77,461, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit, 100% LIHTC property in Winslow, Maine. The property continues to operate below breakeven due to low rental rates and high debt service. Occupancy remains strong, averaging 92% and 97% in 2011 and 2012, respectively, and increasing to 100% as of March 31, 2013. On October 11, 2011, the Maine State Housing Authority (MSHA) issued a notice of default on the property due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. The investment general partner issued a letter to the operating general partner on November 11, 2011, stating that the operating general partner was in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner’s operating deficit guaranty is unlimited in time and amount.

The insurance payment issue was resolved in the fourth quarter 2011 and the operating general partner submitted a plan to MSHA to address the remaining default issues. However, in August 2012, it was learned that the operating general partner’s proposal was denied by MSHA and the note was called on the property demanding the immediate repayment of the outstanding mortgage balance due or the property would go to auction at a foreclosure sale. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. The investment general partner determined consent to bankruptcy served the best interest of the Operating Partnership and approval was given and it was filed on September 12, 2012. The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner is in negotiations with MSHA to restructure the debt at a lower interest rate. The operating general partner is working to outline an agreement that will decrease the interest rate on the loan by two to three percentage points annually and include a balloon payment due at the end of year five. This would produce a savings of more than $40,000 annually and would likely allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

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

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. However, on February 25, 2013, the investment general partner was notified that a foreclosure had occurred and was recorded in Jackson County, WI. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The foreclosure sale that occurred did not result in any recapture or penalties because the property was beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the foreclosure.

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

(Series 22). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had total of 10 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $114,672 and $(721,904), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $173,710 and $(199,453), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Average occupancy increased from 88% in 2011 to 94% in 2012, and ended December 2012 at 85% with four vacant units. The property continued to operate below breakeven in 2012 due to insufficient rental rates and the inability to generate the necessary income to support the parking lot lease and related maintenance expenses. The cash deficit was reduced by 33%, but still ended the year with a ($28,000) shortfall. In March 2013, the property was 81% occupied with 5 vacant units. Management continues to focus on improving project cash flow, but most of the 27 units are at the maximum allowable rents issued by IHDA. In addition a new 40-unit Illinois Housing Development Authority (IHDA) low income housing tax credit property opened in close proximity to Elks Towers in 2011. Competition from this neighboring property with superior amenities has adversely impacted occupancy and operations at Elks Tower. The operating general partner subsidizes the deficit by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Although expenses remain below the state averages for the investment limited partnership’s portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property’s taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. However, on February 25, 2013, the investment general partner was notified that a foreclosure had occurred and was recorded in Jackson County, WI. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The foreclosure sale that occurred did not result in any recapture or penalties because the property was beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the foreclosure.

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

In December 2012, the investment general partner transferred its interest in Richmond Hardin to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $727,661 and cash proceeds to the investment partnership of $34,240. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,740 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,740 as of December 31, 2012.

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

In August 2012, the investment general partner transferred its interest in Quankey Hills LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $945,439 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $28,900 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,900 as of September 30, 2012.

In August 2012, the investment general partner transferred its interest in Salem Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $837,568 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,900 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,900 as of September 30, 2012.

In November 2012, the investment general partner sold its interest in Philadelphia Housing I to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $521,444 and cash proceeds to the investment partnership of $38,000. Of the total proceeds received by the investment partnership, $15,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $23,000 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $23,000 as of December 31, 2012.

In November 2012, the investment general partner sold its interest in Philadelphia Housing II to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $814,722 and cash proceeds to the investment partnership of $59,375. Of the total proceeds received by the investment partnership, $15,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $44,375 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $44,375 as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Albemarle Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,327,770 and cash proceeds to the investment partnership of $49,500. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $46,000 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $46,000 as of December 31, 2012.

In December 2012, the investment general partner of Series 22 and Series 23 transferred their respective interests in Crystal City/Festus Partnership LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,310 and cash proceeds to the investment partnerships of $21,400 and $21,400 for Series 22 and Series 23, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,900 and $18,900 were returned to cash reserves held by Series 22 and Series 23, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,900 and $18,900 for Series 22 and Series 23, respectively, as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in Troy Villa to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,599,131 and cash proceeds to the investment partnership of $68,480. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $61,980 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $61,980 as of December 31, 2012.

In January 2013, the investment general partner transferred 50% of its interest in Lake City LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $610,340 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2014 for the assumption of approximately $610,399 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

(Series 23). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(427,580) and $(1,140,909), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $7,680 and $(176,389), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011. In 2012 occupancy remained stable at 92% and the property operated above breakeven. Through the first quarter of 2013, occupancy averaged 93% and the property continued to operate above breakeven. However, the replacement reserve has not been fully funded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Additionally, the reporting from the operating general partner has been sporadic. The former management company was replaced on June 1, 2010 without the investment general partner’s approval. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 90% in the first quarter of 2013, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

In July 2012, the investment general partner transferred its interest in Mathis Apartments, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $850,902 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in Orange Grove Seniors to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $621,696 and cash proceeds to the investment partnership of $9,000. Of the total proceeds received, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In December 2012, the investment general partner of Series 22 and Series 23 transferred their respective interests in Crystal City/Festus Partnership LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,191,310 and cash proceeds to the investment partnerships of $21,400 and $21,400 for Series 22 and Series 23, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,900 and $18,900 were returned to cash reserves held by Series 22 and Series 23, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,900 and $18,900 for Series 22 and Series 23, respectively, as of December 31, 2012.

In December 2012, the investment general partner transferred its interest in St. Peters Villa to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,521,457 and cash proceeds to the investment partnership of $57,780. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $51,280 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $51,280 as of December 31, 2012.

(Series 24). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $603,180 and $(729,451), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012 the net income (loss) of the Series was $1,665,868 and 24,116, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2012.  The Gaylord, Michigan economy was weak in 2012 and several tenants lost their jobs as a result.  In addition, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two new projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88% and as of March 31, 2013 occupancy was 79%. In the first quarter of 2013, operating expenses were a challenge. The property experienced higher than average turnover due to evictions for non-payment of rent, which in turn increased maintenance costs. Increased marketing efforts have contributed to higher than budgeted administrative costs. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood has been a difficult one in which to operate due to high crime. Almost all the residents use some public subsidy, making this a very management-intensive property. Poor tenancy has historically resulted in operating deficits. Other management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Physical occupancy averaged 93% in 2012, and through March 2013 physical occupancy averaged 100%. Operating expenses through the first quarter of 2013 are running higher than in 2012, primarily due to charged off bad-debt. The collections issue causes economic occupancy on this asset to average in the low 80% range and the property continues to operate below breakeven. The operating general partner has funded the operating deficits through cash infusions and deferred management fees. Management’s long-term goal is to work on improving and stabilizing the neighborhood in order to attract and retain residents. They remain committed to the property and the neighborhood and have expressed a willingness to continue funding deficits. The mortgage, real estate taxes, and insurance payments are all current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Elm Street Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 93% as of March 31, 2013. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner’s guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2012, the investment general partner transferred its interest in Edenfield Place Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,073,303 and receipt of a Promissory Note (the “Note”) to the investment partnership in the amount of $156,952 maturing on December 31, 2012. The Note was paid on November 7, 2012. Of the amounts paid under the Note, $5,010 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $146,942 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a receivable for the gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, was recorded in the amount of $146,942 as of September 30, 2012. As of December 31, 2012 the proceeds were received and applied against the receivable. An additional gain of $9,999 was recorded on the transfer as of December 31, 2012.

In August, 2012, with the consent of the investment general partner the operating general partner of Zwolle Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on August 17, 2012. The sales price of the property was $820,435, which included the outstanding mortgage balance of approximately $775,635 and cash proceeds to the investment partnership of $44,800. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $39,800 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,800 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012. In February 2013, the investment partnerships received additional proceeds for its share of the Operating Partnership’s cash in the amount of $38,837 and $53,631, which were returned to the cash reserves held by Series 24 and Series 25, respectively.

In March 2013, the operating general partner of Lake Apartments I LP approved an agreement to sell the property to an unaffiliated entity and the transaction is scheduled to close in July 2013. The sales price for the property is $1,000,000, which includes the outstanding mortgage balance of approximately $465,241 and estimated cash proceeds to the investment partnership of $359,099. Of the estimated proceeds to be received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $322,599 will be returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 25). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(907,518) and $587,709, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $3,048,059 and $1,220,041, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In November 2012, the investment general partner transferred its interest in Mokapoke LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,163,254 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of December 31, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within ten years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012. In February 2013, the investment partnerships received additional proceeds for its share of the Operating Partnership’s cash in the amount of $38,837 and $53,631, which were returned to the cash reserves held by Series 24 and Series 25, respectively.

In January 2013, the investment general partner transferred 50% of its interest in Rose Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,416 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in January 2014 for the assumption of approximately $185,416 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

In February 2013, the operating general partner of Century East II Apartments, Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on March 28, 2013. The sales price of the property was $1,380,000, which included the outstanding mortgage balance of approximately $1,043,783 and cash proceeds to the investment partnership of $626,889. Of the total proceeds received by the investment partnership, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $618,889 were be returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $618,889 as of March 31, 2013. As the proceeds from the sale were not received until April 2013 a receivable for the gain on the sale was recorded as of March 31, 2013.

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012 with a cash deficit of ($13,000). The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. As of March 31, 2013, occupancy increased to 100%. According to the 2013 operating budget, Rural Development has approved a $25 monthly rental increase per unit. Through March 31, 2013 the property was operating at a deficit. The property is funding the replacement reserve deposits as required, the balance in the replacement reserve account as of December 31, 2012 was nearly $84,000 ($5,250 per unit). The mortgage, taxes and insurance were all current through March 31, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

(Series 26). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(4,578,237) and $(2,552,267), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships

for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $1,778,373 and $(148,277), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Beauregard Apartments Partnership, A L.D.H.A. (New Hope Bailey Apartments) is a 40-unit property located in DeRidder, Louisiana. In 2011, the property experienced a decline in occupancy that resulted in below breakeven operations. The operating general partner stated that many tenants had lost jobs or experienced reduced hours resulting in both skips and evictions. To improve occupancy, the operating general partner opted to rent several units at a lower set aside of 50%. Management also advertised rental specials in the local newspaper to increase traffic to the property. As of December 31, 2012 occupancy increased to 93% and operations were above breakeven. Management continued to focus on improving leasing and reducing expenditures associated with turnover costs in the first quarter of 2013. As of March 31, 2013, the property was 93% occupied and was operating slightly above breakeven. The mortgage, real estate taxes, and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Beauregard Apartments Partnership, A L.D.H.A.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. A site visit in December 2012 revealed significant deferred maintenance. At the time of the inspection, six of the ten units were vacant. The investment general partner sent a letter to the operating general partner in January 2013 describing the issues that were observed and requested the issues be addressed within thirty days. The operating general partner responded in writing with its plan to address the repairs. The property operated slightly below breakeven for the year 2012. As of March 31, 2013, occupancy was at 80% and the property’s operations remained below breakeven. In 2013, the investment general partner intends to continue to monitor the deferred maintenance repairs and occupancy levels at the property. All real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

Grandview Apartments, LP (Grandview Apts.) is a 36-unit property located in Fargo, North Dakota. Occupancy averaged 93% in 2012 and increased to 94% as of March 31, 2013. The property operated above breakeven for the year 2012, including the required replacement reserve deposits. Other revenue was reduced substantially from 2011 to 2012 as result of the $23,000 in insurance proceeds that the Operating Partnership realized in 2011. Operating expenses were reduced by $12,000 in 2012 as result of savings in maintenance and administrative costs. These savings helped to offset the $7,000 increase in insurance premiums. The operating general partner confirmed the increase in the insurance premium was a result of storms which struck the Fargo area in previous years. Real estate taxes increased significantly in 2012, as this project is located in a redevelopment area which has increased valuation assessments to subsidize local infrastructure enhancements. The property has continued to operate at breakeven through the first quarter of 2013. Revenue has grown slightly as a result of a $20 per unit rental rate increase. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current through March 31, 2013. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Grandview Apartments, LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Grandview Apartments, LP subsequent to March 31, 2013.

Lake Apartments IV Limited Partnership (Lake Apartments IV) is a 24-unit property located in Fargo, ND. Physical occupancy averaged 93% in 2011, 95% in 2012, and 94% through the first quarter of 2013. The strengthened occupancy has increased revenue, but has not been sufficient enough to offset the property’s high operating costs. The property operated below breakeven in 2012 and the property continues to operate below breakeven through the first quarter of 2013. In 2012, overall maintenance costs were high due to a storm in July 2012 that caused shingle and siding damage. The repairs were funded from operations and an insurance claim was filed. All insurance proceeds have been received. Operating expenses were slightly higher than budget due to unit turnover costs and increased insurance premiums and real estate taxes. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current through March 31, 2013. On December 31, 2010, the 15-year low income housing tax credit compliance period expired.

In March 2013, the operating general partner of Lake Apartments IV LP approved an agreement to sell the property to an unaffiliated entity and the transaction is scheduled to close in July 2013. The sales price for the property is $1,000,000, which includes the outstanding mortgage balance of approximately $525,805 and estimated cash proceeds to the investment partnership of $212,363. Of the estimated proceeds to be received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $175,863 will be returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Lake Apartments V Limited Partnership (Lake Apartments V) is a 24-unit property located in Fargo, ND. Physical occupancy averaged 92% and 96% in 2011 and 2012, respectively and increased to 100% as of March 31, 2013. The increased occupancy improved operations, but the property continued to operate below breakeven in 2012 and through the first quarter of 2013. Maintenance expenses remain high due to unit turnover costs. Insurance premiums increased significantly in 2012 due to claims filed for hail storm damages incurred in the prior year. Real estate taxes also increased significantly in 2012. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee. The mortgage, trade payables, property taxes, and insurance are current through March 31, 2013. On December 31, 2010, the 15-year low income housing tax credit compliance period expired.

In March 2013, the operating general partner of Lake Apartments V LP approved an agreement to sell the property to an unaffiliated entity and the transaction is scheduled to close in July 2013. The sales price for the property is $1,000,000, which includes the outstanding mortgage balance of approximately $502,097 and estimated cash proceeds to the investment partnership of $355,054. Of the estimated proceeds to be received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $318,554 will be returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. In 2011 the property experienced a deficit caused by high maintenance costs and a drop in occupancy to 91%. Year-end 2012 operations were above breakeven because Rural Development allowed the property to reimburse maintenance expenses with funds from the replacement reserve account. In addition, overall operating expenses decreased, mainly because the property was employing two maintenance staff members in 2011 with one in training and dropped down to one staff member in 2012. Despite the improvement in operations, occupancy remained low with an average of 86%. By the first quarter of 2013, operations were back below breakeven due to high maintenance expenses associated with the aging of the property, and occupancy dropped to 84% and revenue remained low. Finding qualified tenants in the small rural area has been a challenge for management. Out of 32 units, 5 do not have rental assistance and are difficult to occupy. In order to increase occupancy, management has been running newspaper ads in local and extended areas, placing fliers around the community, sending outreach letters to various agencies, and working closely with HUD to move in more Section 8 voucher holders. In addition, they have begun to offer resident referrals fees to residents who refer a new tenant, and leasing concessions to attract new residents. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2012 the property operated below breakeven due to low occupancy and high operating expenses.  Occupancy averaged 81% in 2012, but ended the year at 97%.  In 2012 the property had a 23% reduction in maintenance expenditures and a 57% increase in administrative expenditures. The increase in administrative expense was caused in part by significant legal expenses incurred in the fourth quarter of 2012. These expenses include the legal cost of seven evictions as well as residual expenses from third quarter evictions. The deficit was funded by deferring related party management fees and by the operating general partner advancing funds to the Operating Partnership. As of March 31, 2013, the property was 86% occupied and was operating slightly above breakeven.   All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In July 2012, the investment general partner transferred its interest in Edgewood Estates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $551,073 and cash proceeds to the investment partnership of $14,668. Of the total proceeds received, $5,668 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In July 2012, the investment general partner transferred its interest in The Willows to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,052,508 and cash proceeds to the investment partnership of $12,030. Of the total proceeds received, $3,030 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

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

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

In November 2012, the operating general partner of SG Hazeltine LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $3,419,640, which included the outstanding mortgage balance of approximately $1,204,952 and cash proceeds to the investment partnership of $1,033,039. Of the total proceeds received by the investment partnership, $6,555 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,026,484 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,026,484 as of December 31, 2012. In February 2013, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $58,923 which were returned to the cash reserves held by Series 26.

In December 2012, the investment general partner transferred its interest in Escher SRO Project to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,940,198 and cash proceeds to the investment partnership of $350,000. Of the total proceeds received, $10,400 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $339,600 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 26 in the event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $339,600 as of December 31, 2012.

Brookhaven Apartments Partnership, A Louisiana Partnership (Brookhaven Apartments) is a 35-unit property located in Shreveport, Louisiana. In 2012, the property averaged 99% occupancy but high operating expenses resulted in below breakeven operations. The increase in operating costs was partially due to a 25% increase in management fees in 2012. The operating general partner resumed direct management of the property as of January 2013. The increase in management fees during 2012 was associated with the prior management firm and the increase of the fees are expected to be less in 2013 under the direct management of the operating general partner. In addition, the tax and insurance expenses increased by 16% and 18%, respectively, in 2012. The operating general partner has stated that the tax increase was a result of a parish-wide tax rate increase which was instituted as a means to raise tax revenue due to the weak local economy. The increase in insurance expenses was a result of an annual increase to the operating general partner’s umbrella policy premium. The umbrella policy premium has increased in 2012 due to several wind related claims submitted in the prior year. As of March 31, 2013, occupancy was 99% and the property continued to operate at a deficit. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

(Series 27). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(1,983,012) and $(1,833,449), respectively, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.04 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $416,424 and $(273,280), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In March 2012, the operating general partner of Holly Heights Apartments, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on August 28, 2012. The sales price of the property was $510,000, which included the outstanding mortgage balance of approximately $446,116 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received by the investment partnership, $52,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded. In December 2012, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in amount of $11,619, which were used to pay reporting fees due to an affiliate of the investment partnership.

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. Tenant receivables are an issue that has historically plagued the project. However, in 2010, the property made substantial progress collecting prior as well as current tenant receivables. Winn Management has implemented a stringent rent collection policy and continues to work with attorneys to follow up on all past cases that lapsed under prior management companies. In 2012 the property operated slightly below breakeven, and the property incurred a ($1,354) cash deficit. Even though the property was fully occupied in 2012, high operating expenses resulted in the below breakeven results. Total 2012 operating expenses increased 26% over 2011 results. The insurance expense increased by $14,000 due to the operating general partner switching insurance carriers during the year and paying the premium on two equivalent policies. In 2012, tenant receivables declined slightly by $1,000 but remained high at $14,716. Account payables decreased by $33,000 but accrued expenses and accrued management fees remained high. Through the first quarter of 2013 occupancy remained at 100%, and the property operating below breakeven. Management has confirmed that the mortgage, taxes and insurance are current through March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

Lake Apartments II Limited Partnership (Lake Apartments II) is a 24-unit property located in Fargo, ND.  In 2012 the property operated below breakeven, with a ($2,700) deficit.  Occupancy improved from the 90% average in 2011, to a 98% average in 2012.  This resulted in approximately $12,000 of additional rental income in 2012.  Total operating expenses were reduced by $4,000 in 2012, largely due to reductions in administrative and maintenance expenses, which helped to offset increases in real estate taxes and property insurance.  The replacement reserves were fully funded in 2012.  The operating general partner subsidized the shortfall with a $6,800 advance to the Operating Partnership. The property has continued to operate below breakeven in the first quarter of 2013.  Physical occupancy is averaging 99% as of March 31, 2013. The operating general partner continues to fund all deficits as operations are supported by an unlimited guarantee.  The mortgage, trade payables, property taxes, and insurance are current through March 31, 2013.  On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Lake Apartments II, Limited Partnership.

In March 2013, the operating general partner of Lake Apartments II LP approved an agreement to sell the property to an unaffiliated entity and the transaction is scheduled to close in July 2013. The sales price for the property is $1,000,000, which includes the outstanding mortgage balance of approximately $497,617 and estimated cash proceeds to the investment partnership of $364,470. Of the estimated proceeds to be received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $327,970 will be returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite occupancy of 74% as of December 31, 2012, the property continued to operate above breakeven for the year due to favorable low floating-rate financing. The property suffered from staffing shortages during 2012 but has since hired a new manager, assistant manager and maintenance supervisor. In 2011, pressure by neighboring homeowners forced management to construct a fence surrounding the property. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management received approval for a special replacement reserve request of $15,000 from the loan servicer in January 2013. The additional funds were utilized to turn 43 units since January, increasing occupancy to 78% through March 2013. A new leasing agent was hired in April 2013 to help fill the recently turned units and the property was 83% leased through April. Management works closely with the housing authority, which continues to be the great source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The property is offering a 50% reduction from the first month’s rent for new tenants. The city water department conducted an inspection in 2013, and noted that the property must install cutoff valves at each building in the event of leaks. The operating general partner is in the process of obtaining bids and estimates that the work will be completed in 2013. All mortgage, tax and insurance payments are current through March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. Despite the fact that all residents are receiving Section 8 rental assistance, the property operated below breakeven in 2011 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averaged 93% occupancy through March 2013. The property continues to operate below breakeven due to insufficient rental rates, high operating expenses and high debt service. Management petitioned for a $7 rent increase in 2012 and 2013, but has been denied. High electric utility costs and maintenance expenses continue to hinder performance. Puerto Rico Electric Power Authority, the sole provider of electricity, is estimated to have raised rates 72% in each of the last two years. Without an alternative, and because electricity is included in the rent, the property has been forced to absorb the increases without the ability to pass along the costs in the form of a rent increase to its residents. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving building one is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the United States or Canada, which inflates the expense of routine service calls. The real estate taxes, insurance and mortgage payments are current on the property through March 31, 2013. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

In December 2012, the investment general partner transferred its interest in Harrisonville Heights LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $930,083 and cash proceeds to the investment partnership of $7,154. Of the total proceeds received, $114 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $757 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,283 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,283 as of December 31, 2012.

(Series 28). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(1,727,632) and $(295,324), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $145,521 and $(266,396), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. A management change was made at the property in April 2010 in an effort to improve operations. Property operations have significantly improved under the new management; however, operations remain slightly below breakeven through the first quarter of 2013. Management has worked with the local Housing and Urban Development field office to obtain additional vouchers to increase occupancy. Outreach marketing includes fliers to local businesses, churches, and social service providers. Additionally, leasing specials were advertised in local newspapers in the first quarter. Average occupancy was 97% in 2012 and as of March 31, 2013, the property was 95% occupied. The operating general partner has stated that all deficits in 2013 will be funded by deferring related party management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet believes that he is in compliance with it. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than the loan being subordinate, the operating general partner was making reimbursements back to himself. The investment general partner’s repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner’s response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting and in October 2012 management was not present or responsive for the scheduled 2012 investment general partner site inspection. Sporadic occupancy reports show occupancy averaging 80% for May 2011, March 2012 and December 2012. Reporting continues to be an ongoing issue but the 2011 audit and first quarter 2012 unaudited financial statement report the property is operating above breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. The investment general partner has not received any occupancy or financial reporting for the second or third quarter in 2012. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. Despite the investment general partner’s non-receipt of any quarterly reports, the operating general partner responded stating that he has been sending reports to the investment general partner and did not elaborate on property operations. The low income housing tax credit compliance period expired on December 31, 2011.

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

In July 2012, the investment general partner transferred its interest in Evangeline Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $929,592 and cash proceeds to the investment partnership of $32,200. Of the total proceeds received, $23,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $6,375 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $6,375 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

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

In August 2012, the investment general partner transferred its interest in Tilghman Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $643,875 and cash proceeds to the investment partnership of $27,500. Of the total proceeds received, $600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $23,400 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $23,400 as of September 30, 2012.

In January 2013, the investment general partner transferred its interest in Cottonwood Partnership, A LA Partnership in Commendam to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $687,538 and cash proceeds to the investment partnership of $30,600. Of the total proceeds received, $19,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,625 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,775 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $8,775 as of March 31, 2013. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within 15 years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest. The investment general partner on behalf of the investment partnership also executed a Transfer and Assignment of Mineral Rights preserving the investment partnership’s right to any potential proceeds that may be distributed from production of minerals at the property.

In May 2013, the investment general partner transferred 49% of its interest in Sumner House LP to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $122,500. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,000 were returned to cash reserves held by Series 28. The remaining 51% investment limited partner interest in the Operating Partnership is scheduled to be transferred no later than June 2017 pending lender approval for anticipated cash proceeds of $127,500, which will be returned to the cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 29). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 99.2% and 99.2%, respectively. The series had a total of 21 properties at March 31, 2013, 20 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,878,927) and $(407,539), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(445,991) and $(299,048), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. Collins Housing ended the first quarter of 2013 at 75% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued into 2013, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move-outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property’s rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner’s losses. Counsel resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner’s attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner’s ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order exposed the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner’s motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This decision likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors’ financial situation is unknown to the investment general partner.

As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion “in aid of judgment” in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. A ruling on this motion was expected by the end of the second quarter of 2011; however, that did not occur as a result of local Missouri counsel not filing the petition to register the judgment until October 6, 2011. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to quash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This sent the case back to the Massachusetts court to correct the original judgment. On May 21, 2012, the Massachusetts court denied the operating general partner’s motion for relief from judgment and amended the judgment previously entered. At the end of the second quarter of 2012, counsel for the investment general partner was notified by counsel for the operating general partner that it intends to file an appeal of the May 21, 2012 ruling. On June 20, 2012, the Missouri court lifted its stay and authorized commencement of post-judgment discovery.

Counsel for the investment general partner took a deposition of the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. A hearing on the appeal will be held in the fall 2013. According to counsel for the investment general partner, judges in Massachusetts take six months on average to issue their ruling following an appeal hearing. In September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was not accepted. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the first quarter of 2013, occupancy averaged 85% and the property operated with a slight deficit. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the first quarter 2013 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Although occupancy decreased slightly to 83% at month end March 2013, the average for the first quarter of 2013 was 86%, slightly above the 2012 average occupancy of 83%. According to management, resident skips and eviction for non-payment of rent remain problematic. The tenant base has a large hourly-wage employee component and the weak job market has resulted in a continued reduction of hours. Additionally, management struggles to stabilize occupancy because the Jackson market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All mortgage, real estate taxes and insurance payments are current as of March 31, 2013. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In 2012, the property operated with average physical occupancy of 89%, a 2% increase from 2011. As of March 31, 2013, the property’s physical occupancy was 92%. The management company, an affiliate of the operating general partner, has focused on marketing and community outreach in order to increase applicant traffic. The operating general partner stated that concessions have been the driving force behind the sustained increase in occupancy. However, even with the concessions, the improved occupancy has resulted in the property operating slightly above breakeven in the first quarter of 2013. Recently, the operating general partner informed the investment general partner that a housing discrimination complaint that was filed by an evicted tenant was settled with no findings, and that a separate trespassing lawsuit filed by another tenant was dropped. Management believes the property will maintain breakeven or better operations in 2013. The mortgage, real estate taxes, and property insurance payments are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. Despite occupancy of 74% as of December 31, 2012, the property continued to operate above breakeven for the year due to favorable low floating-rate financing. The property suffered from staffing shortages during 2012 but has since hired a new manager, assistant manager and maintenance supervisor. In 2011, pressure by neighboring homeowners forced management to construct a fence surrounding the property. This reduced the replacement reserves by $40,000 and left a shortage of available funds to turn the vacant units. Management received approval for a special replacement reserve request of $15,000 from the loan servicer in January 2013. The additional funds were utilized to turn 43 units since January, increasing occupancy to 78% through March 2013. A new leasing agent was hired in April 2013 to help fill the recently turned units and the property was 83% leased through April. Management works closely with the housing authority, which continues to be the great source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The property is offering a 50% reduction from the first month’s rent for new tenants. The city water department conducted an inspection in 2013, and noted that the property must install cutoff valves at each building in the event of leaks. The operating general partner is in the process of obtaining bids and estimates that the work will be completed in 2013. All mortgage, tax and insurance payments are current through March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. In 2012, the property averaged 72% occupancy and operated at a deficit. Marketing includes the distribution of fliers to local businesses and advertising in area newspapers. The operating general partner attributed the lack of qualified applicants to the economic downturn but stated new companies and employment opportunities are slowly returning to the area. As of March 31, 2013, occupancy was 85%. However, the property has continued to operate at a deficit. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Palmetto Place Apartments Partnership, A LA Partnership (Palmetto Place Apartments) is a 40-unit property located in Benton, Louisiana. In 2012, the property averaged 98% occupancy but high operating expenses resulted in below breakeven operations. The high operating expenses consisted of a large increase in maintenance expenses, mostly contract labor costs, and an increase in administrative expense, largely in salary. The maintenance expense increase was caused by the repair of deferred maintenance items. The expense should be reduced in 2013. Also, the operating general partner resumed direct management of the property as of January 2013, which should help lower costs. The property was previously managed by a third party that had unsuccessfully attempted to purchase the property. When the sale fell through, management shifted back the operating general partner’s affiliated management company. As of March 31, 2013, occupancy was 99% and the property continued to operate at a deficit. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

(Series 30). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(436,171) and $(804,507), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(99,836) and $(187,318), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. The property is operating below breakeven due to historically low occupancy as a result of its very rural location yielding limited rental demand. Average occupancy was 77% in 2012, but increased in December to 93%, and from January to March 2013, average occupancy was 94%. The operating general partner attributes the increased occupancy to a new on-site manager that is more attentive to property needs and issues. It is expected that this upward trend is sustainable and rental rates will follow suit over time. In an effort to increase occupancy, management continues to run advertisements in local media outlets and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. It should also be noted that the operating general partner has recently obtained approval from the investment general partner to restructure and extend the maturity date of the current $300,000 mortgage loan from June 1, 2013 to April 1, 2018. Property performance should marginally improve as the new loan terms are more favorable and will reduce annual debt service. Furthermore, the loan with the Arkansas Development Finance Authority is currently in default due to the Operating Partnership’s inability to fund principal and interest payments commencing on June 1, 2012 due to insufficient cash flow. The operating general partner intends to restructure the ADFA loan after closing the above loan extension. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the first quarter of 2013 due to low occupancy in January 2013, high concession loss, turnover costs, seasonal operating expenses, and required improvements to the property. Occupancy rebounded from 81% in January 2013 to 96% in March 2013 due primarily to concessions of one month’s free rent in January and a $299 move-in special in February and March. Since the property lost a total of $2,835 to concessions and occupancy is strong, management will no longer offer these concessions in the second quarter. In the first quarter, the property’s website was revamped and re-launched. Management continues to advertise the property twice a week on Craigslist and in newspapers in the towns directly surrounding the property. Given the occupancy increase, management has a rent increase planned for April 1, 2013, which will increase gross potential rent by $5,052 annually. To retain residents, management plans on creating a mini-basketball court in the common area of the parking lot for the many families that have moved in. The property suffered from excessive heating and snow removal costs due to a harsh winter. These seasonal operating expenses are expected to normalize in the second quarter. Due to the age of the property, management continues to make a number of necessary improvements and repairs. The operating general partner funds cash deficits by deferring fees owed to affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy averaged 91% in 2012 and operated at a deficit of ($1,700). Occupancy at the property increased to 93% through March 2013. As the rental market in the surrounding area continues to be competitive, the property is currently offering one free month of rent with a 12 month lease or the installation of a washer and dryer, which will remain in the unit upon move-out. Management continues to work on attracting more qualified prospects, but as the property ages, this remains an ongoing challenge. Operating expenses have remained stable during the first quarter of 2013 and management has implemented a $20 per unit rental increase upon lease renewal. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement called for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. The operating general partner has received a verbal approval to defer the 2012 Home Loan Payment of $9,353 until 2013, but the operating general partner has still not received any written documentation noting the extension. Deficits are funded through general partner advances. The taxes, insurance, and mortgage payments are all current through March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

In September 2012, the investment general partner of Boston Capital Tax Credit Fund IV LP – Series 30 and Series 34, respectively, transferred their interests in Millwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,929,737 and nominal consideration to the investment partnerships. There are no cash proceeds to be returned to cash reserves held by Series 30 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the transfer. In addition, the buyer executed a Post Transfer Compliance and Indemnity Agreement and a Guaranty Agreement indemnifying Series 30 and Series 34, respectively, in the event of recapture.

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

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During 2012, the property's occupancy averaged 100%. While the property’s operations are stable, the property encountered a problem with its septic system’s leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. The one-time cost to connect to the system was paid utilizing funds from the operating reserve account, the operating account, replacement reserves, and advances from the operating general partner and investment general partner. The use of all reserve funds was approved by the state agency and lender. Construction completed in March 2013. The low income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hillside Terrace Associates, LP subsequent to March 31, 2013.

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. In 2012, the property operated below breakeven and lost $(5,844) in cash. Below breakeven operations in 2012 were primarily caused by depressed occupancy as the property averaged 84% occupancy for the year. An ineffectual site manager was removed during the third quarter of 2012 and the regional manager operated the property (with the assistant manager) through the end of 2012 at which time occupancy began to improve. A new site manager was hired during the first quarter of 2013, and occupancy has continued to improve. As of March 31, 2013, the property was 98% occupied. The improved occupancy can also be attributed to the continued use of a USDA-RD approved leasing incentive equal to one month free rent that was implemented in May 2012. Going forward, the leasing incentive will remain necessary to maintain high occupancy given the historically soft rental market in this rural community. Despite the marked improvement in occupancy, the property continued to operate slightly below breakeven during the first quarter of 2013 due to a combination of reduced rental income from the incentive, high administrative costs, and increased water and sewer costs. Salaries and payroll expenses will remain elevated as a new office has been established at the property; New River Gardens will no longer share personnel with a neighboring property. Management anticipates that the new office will help to keep occupancy high and control expenses. Water usage was higher than normal during the first quarter of 2013 and management is investigating the cause. Mortgage, taxes, and insurance are current.

(Series 31). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(2,098,176) and $(1,014,213), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(173,701) and $(391,897), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, the fund management fee, and impairment losses.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 71% at the end of the first quarter of 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy and high maintenance expenses, the property operated below breakeven in the first quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. Occupancy was 88% at the end of the first quarter of 2013. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the first quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 78% at the end of the first quarter of 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property . The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the first quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the first quarter of 2013 as a result of low occupancy and high utility and maintenance expenses. Occupancy remained low, ending March 2013 at 82%, due to a bed bug outbreak. A number of residents vacated because of the problem. To remediate the bed bug issue, management signed a one year pest control contract. There were no more cases of bed bugs by the end of the first quarter of 2013. The majority of the rental applicants only satisfy the 30% and 40% area median income standard rather than the targeted 60% level. Management has therefore reduced the income requirement in order to improve occupancy. Additionally, the property’s website was revamped and re-launched. In an effort to retain residents, management will hold a BBQ in June and a new site manager is at the property two days a week. In the first quarter of 2013, the property suffered from excessive heating and snow removal costs due to a harsh winter. Heating costs are typically high in the winter months for two reasons. First, when residents turn on the heat in their units, the heat is automatically switched on in the hallways. Secondly, the outdoor temperature sensor that tells the hallway heat to turn off is broken. The property does not have the $10,000 it would cost to repair the system. These seasonal operating expenses are expected to normalize in the second quarter of 2013. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Beginning in 2011, weak and declining economic conditions caused an increased number of skips and evictions for non-payment of rent. This trend resulted in the average annual occupancy decreasing to 77% in 2011. The reduced revenue and increased turnover expenses caused operations to decline to below breakeven for the year. Although occupancy improved slightly to 79% in 2012, annual operations remained below breakeven. According to the operating general partner, only 13 of the 16 total units offer rental assistance, and management has had difficulty finding qualified applicants who are able to afford the rent for the three units that do not offer rental assistance. The operating general partner hopes to increase rents at $10-$20 per year on the units with rental assistance to achieve breakeven operations with only 13 units leased. Although this strategy will take time, USDA RD has approved 2013 rental rate increases of $13 per one bedroom units and $19 per two bedroom units. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out biannually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials offered for available units throughout the year. Despite these efforts, occupancy remained low in the first quarter of 2013, averaging 79%, and the property continued to operate below breakeven. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

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

(Series 32). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(1,272,688) and $(2,057,492), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(250,554) and $(341,661), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the fund management fee.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company has been more effective than any of the previous management firms and operations have moderately improved. The local economy in northern Indiana has improved slightly in recent years, but in general it remains weak. Average occupancy was 94% for the first quarter of 2013 compared to average occupancies of 96% and 97% reported for 2012 and 2011, respectively. Rental rates have recently begun to increase due to the higher occupancy levels, but they remain at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven in the first quarter of 2013 primarily due to continued high maintenance and bad debt expenses. Net cash flows expended from property operations totaled ($52,402) and ($32,066) in 2012 and 2011, respectively. Negative operations have been financed by operating deficit advances from the operating general partner, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled $52,907 and $41,123 in 2012 and 2011, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of March 31, 2013.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 – 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. In 2011 the property wrote off $83,705 in bad debt. Tenant receivables as of December 31, 2012 were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. The first quarter unaudited financial statements reflect above breakeven operations. Occupancy remained at 100% as of March 31, 2013. Despite operating expenses slightly increasing during the first quarter from recognizing the annual audit expense, the strong occupancy at the property contributed to accretive net operating income. Management has confirmed that mortgage and insurance are current, the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

Pearl Partners, L.P. (Colony Park Apartments) is a 192-unit property located in Pearl, Mississippi. In 2012, the property averaged 93% occupancy and operated above breakeven. The property continued to operate above breakeven in the first quarter of 2013 and was 94% occupied as of March 31, 2013. On March 18, 2013, the property suffered structural damage caused by a severe hail and wind storm. No residents were injured or displaced, and no credit loss is anticipated. The operating general partner estimates that the damage will exceed its deductible amount and is working with the insurance carrier to file a claim and complete repairs. The investment limited partner intends to continue to closely monitor the repairs process. Mortgage, taxes, and insurance are current at the property.

Pecan Manor Apartments (Pecan Manor Apartments) is a 40-unit property located in Natchitoches, Louisiana. Despite the property averaging 99% occupancy in 2012, high operating expenses resulted in below breakeven operations. The operating general partner resumed direct management of the property as of January 2013. As of March 31, 2013, occupancy was 99% and the property continued to operate at a deficit. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

(Series 33). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(816,434) and $(1,058,730), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the Series was $(123,940) and $(92,813), respectively. The major components of these amounts are the Fund's share of income (losses) from Operating Partnerships and the fund management fee.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the first quarter of 2013; however, the property did see an increase in average occupancy to 98% for the quarter, 7% above the average reported for 2012. Management has sharpened its marketing efforts by reducing the first month’s rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt expense. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt which has an interest rate of 7.85%. The operating general partner reports that it will be submitting a refinancing loan application package to an identified lender by the end of June 2013. The investment general partner intends to continue to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of March 31, 2013.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2013, the property continued to operate at a deficit through the first quarter due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the first quarter due to costly HVAC repairs, cleaning of the drain and sewer lines, and seasonal snow-plowing. To offset the high expenses, management will implement a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders which will increase gross potential rent by $1,980 annually. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

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

(Series 34). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(334,649) and $(1,450,564), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the Series was $(241,582) and $(367,740), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2011 due to high operating expenses.  Operating expenses increased approximately $5,000 from the prior year due to taxes, professional fees, management fees, insurance, and compliance monitoring. Although there was a cash flow deficit, operations improved from 2010. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically not addressing improvements to quarterly reporting as well as site visit follow up. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. The investment general partner sent the notice as a certified letter on January 3, 2013, and gave the operating general partner 30 days to respond. To date, quarterly financial and occupancy reporting remains outstanding. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. In 2012, the property closed the fourth quarter 75% occupied, with operations below breakeven. During the first quarter of 2013, occupancy remained at 75%, totaling 54 vacant units. Management continues to focus on getting vacant units ready for occupancy and leasing. Management has set an assertive goal of five move-ins per/week and is currently offering a reduced deposit of $99 and a 50% reduction on the first month’s rent. During the first quarter of 2013 there were 15 move-ins and 17 move-outs. Management continues to evict tenants for non-payment of rent but many tenants have been leaving the property due to the increased crime in the Jackson, MS area. There were three security related lawsuits against the property in 2012. The first two lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. The third lawsuit filed in February 2013, resulted from an alleged car robbery on the property premises. This case is also being handled by the Operating Partnership’s insurance carrier. An evaluation of a favorable or unfavorable outcome is not possible at this time. Damages awarded in this claim cannot exceed a $200,000 jurisdictional limit. Management does not expect a considerable increase in insurance premium as result of the settled or pending litigations. Management is looking to add security at the property but lacks sufficient funds to include in the 2013 budget. Management has requested bids from several security companies to determine if this additional cost can be supported by future operations. Currently, management has deployed additional patrols by the courtesy office and staff. Supplemental lighting has also been added to existing light poles and to the exterior of 14 buildings. Operating expenses continued to decrease during the first quarter of 2013 as much of the work needed to turn vacant units has been completed in-house. Two new maintenance directors were hired for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. A special replacement reserve withdrawal was approved by the lender and has helped pay down closed accounts with vendors and enabled management to turn vacant units quickly. All mortgage, insurance and real estate tax payments are current as of March 31, 2013 and the low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the first quarter of 2013; however, the property did see an increase in average occupancy to 98% for the quarter, 7% above the average reported for 2012. Management has sharpened its marketing efforts by reducing the first month’s rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Resident skips and evictions for non-payment of rent have remained problematic, resulting in high vacancy loss and bad debt expense. In addition, consistent turnover has caused maintenance costs to remain high. In order to limit turnover and reduce bad debt, management remains focused on building a strong resident profile. As such, a formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, because Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. Although a third party collection agency is also engaged, success has been limited. The operating general partner is currently attempting to refinance the mortgage debt which has an interest rate of 7.85%. The operating general partner reports that it will be submitting a refinancing loan application package to an identified lender by the end of June 2013. The investment general partner intends to continue to monitor the progress of the refinance on a weekly basis. All mortgage, insurance and real estate tax payments are current as of March 31, 2013.

RHP 96–I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy was 93% in the first quarter of 2013; and 92% and 91% in 2012 and 2011, respectively. Management has improved occupancy in recent years through increased overall marketing efforts as well as implementing a reduced security deposit requirement as a leasing incentive and elimination of the application fee.

The local economy in northern Michigan has suffered over the last several years although it did begin to improve slightly in 2011. Property operations have also improved recently. The property operated at about breakeven in the first quarter of 2013. This compared to net cash flow expended from property operations totaling ($10,586) and ($71,888) in 2012 and 2011, respectively. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes (further discussed below). Negative operations were financed through increased payables. In 2011, the property suffered from increases in real estate taxes, utilities and maintenance expenses. As a result, negative operations in 2011 were funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner (further discussed below). The operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003.

On December 6, 2010 the Operating Partnership received a formal default notice from the first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender continued to accept monthly mortgage payments through June 2011 during the period of the ongoing mortgage default. On May 11, 2011 the Operating Partnership received an event of default notice accelerating the full amount of the debt and triggering the accrual of default interest. In addition, the Operating Partnership’s 2010 PILOT payment of $31,697 was due to the local taxing authority by June 15, 2011.

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default and $31,697 was paid to the taxing authority for the outstanding 2010 PILOT charge. The loan from the investment general partner bears interest at prime plus 1%, is payable from property cash flow by December 31, 2013, and is secured by the operating general partner’s general partner interest in the Operating Partnership as well as cash flows from the general partnership interest in Hillside Club II LDHA LP, an unaffiliated entity that owns the adjacent, Phase II property.

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. As of March 31, 2013, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

In September 2012, the investment general partner of Boston Capital Tax Credit Fund IV LP – Series 30 and Series 34, respectively, transferred their interests in Millwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,929,737 and nominal consideration to the investment partnerships. There are no cash proceeds to be returned to cash reserves held by Series 30 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership’s tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the transfer. In addition, the buyer executed a Post Transfer Compliance and Indemnity Agreement and a Guaranty Agreement indemnifying Series 30 and Series 34, respectively, in the event of recapture.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007-2009; property operations were unable to support the high real estate tax burden. The operating general partner was successful in reducing the property’s assessed value for 2010 onward, but needed to obtain a personal loan to pay the 2007 and 2008 taxes. The operating general partner should have made the personal loan to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy. A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership towards the personal loan. The investment general partner also discussed the loan treatment with the auditors and the operating general partner has indicated they are working to resolve the issue on the 2012 audit. In the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay the delinquent 2009 taxes in order to avoid a tax sale and preserve credit delivery. Subsequently, the operating general partner advanced funds to pay the outstanding real estate taxes and through the first quarter of 2013, real estate taxes are current for the property. The operating general partner has not submitted the 2012 audit or the 2013 first quarter financial reports. However, through the fourth quarter 2012, occupancy averaged 98% and the property has generated positive net operating income. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 35). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2013 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,614,161) and $(1,183,327), respectively, in passive tax income

(losses) that were passed through to the investors, and also provided $0.02 and $0.08, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(229,818) and $(320,129), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships and the fund management fee.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. In 2012, the property closed the fourth quarter 94% occupied and operations remained below breakeven for 2012. During the first quarter of 2013, management offered a $99 move-in special and as a result, occupancy remained strong, closing the quarter at 94% occupancy. Management continues to market the property via rental websites and print marketing. Management also offers a resident referral program for current residents who refer a new resident to the property. During the first quarter, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hillside Terrace Associates, LP (Hillside Terrace Apartments) is a 64-unit property in Poughkeepsie, NY. During 2012, the property's occupancy averaged 100%. While the property’s operations are stable, the property encountered a problem with its septic system’s leeching field. Since its installation in 2000-2001, the field has failed to perform in a consistent manner. As a result, management initiated a program to pump the system monthly. Over the years, the pumping has occurred more frequently due to flooding in the field. In an effort to temporarily reduce the flooding and associated pumping costs, the property has reduced its flow rate by utilizing conservation methods including low-flow faucets and front loading washing machines. As a more permanent solution, the investment general partner and the operating general partner negotiated with the abutting property owner to connect to its sewer system. The one-time cost to connect to the system was paid utilizing funds from the operating reserve account, the operating account, replacement reserves, and advances from the operating general partner and investment general partner. The use of all reserve funds was approved by the state agency and lender. Construction was completed in March 2013. The low income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hillside Terrace Associates, LP subsequent to March 31, 2013.

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

(Series 36). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $216,523 and $(945,248), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.03, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $1,171,987 and $(191,788), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships and the fund management fee.

In March 2012, the operating general partner of Aloha Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2012. The sales price of the property was $5,500,000, which included the outstanding mortgage balance of approximately $1,749,703, a seller’s note equal to $750,000 (which the investment limited partnership has a 50% ownership interest), and cash proceeds to the investment partnership of $1,324,272. Of the total proceeds received by the investment partnership, $77,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,242,272 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 36 in the event of recapture. Note that the operating general partner wired an additional $131,000 from its share of the net sale proceeds to the investment general partner to be held as security for the Post Transfer Compliance and Indemnity Agreement. The $131,000 will be returned to the operating general partner approximately three years after the expiration of the compliance period assuming there is no event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $1,242,272 as of December 31, 2012.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. In 2011, occupancy averaged 86%. The low occupancy combined with an increase in operating expenses caused the property to operate below breakeven in 2011. Maintenance expenses were particularly high in 2011 due to Rural Development restrictions imposed on the property. Management is required to contract out all maintenance work at a higher cost instead of using affiliated company employees.  In 2012, the property averaged 88% occupancy and continued to operate below breakeven. High maintenance costs continued to be an issue. The maintenance work done in 2012 included carpet and tile replacements, range replacements, and air conditioner repairs. Rural Development approved some replacement reserve withdrawals which helped cash flow but did not cover all repairs for the year. In the first quarter of 2013, the property had the roof replaced which was covered by the replacement reserve. The property was 89% occupied as of March 31, 2013 and was operating above breakeven after consideration of reserve withdrawals. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

In January 2013, the investment general partner transferred its interest in Annadale Housing Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,571,733 and cash proceeds to the investment partnership of $7,500. Of the total proceeds received, $7,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining proceeds returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded.

(Series 37). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2013 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(1,598,753) and $(1,391,842), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.06 and $0.26, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 37 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(195,816) and $(208,996), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships and the fund management fee.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. In 2012, the property closed the fourth quarter 94% occupied and operations remained below breakeven for 2012. During the first quarter of 2013, management offered a $99 move-in special and as a result, occupancy remained strong, closing the quarter at 94% occupancy. Management continues to market the property via rental websites and print marketing. Management also offers a resident referral program for current residents who refer a new resident to the property. During the first quarter, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2013, the property continued to operate at a deficit through the first quarter due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the first quarter due to costly HVAC repairs, cleaning of the drain and sewer lines, and seasonal snow-plowing. To offset the high expenses, management will implement a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders which will increase gross potential rent by $1,980 annually. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, in the first quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $51,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $955,000. As of May 7, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $108,800 and $104,800, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of May 7, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the first quarter of 2013 was 64%, compared to 65% and 79% in 2012 and 2011, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for March 2012 was 21.1% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2013 approximately 65% of the property’s leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in the first quarter of 2013 and during 2012 and 2011, maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the first quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the first quarter of 2013 and in 2012, the Operating Partnership expended net cash flow of approximately ($130,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matures on June 30, 2013. As of March 31, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $213,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $585,204 is equivalent to recapture and interest of $228 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. In 2012, the property closed the fourth quarter 75% occupied, with operations below breakeven. During the first quarter of 2013, occupancy remained at 75%, totaling 54 vacant units. Management continues to focus on getting vacant units ready for occupancy and leasing. Management has set an assertive goal of five move-ins per/week and is currently offering a reduced deposit of $99 and a 50% reduction on the first month’s rent. During the first quarter of 2013 there were 15 move-ins and 17 move-outs. Management continues to evict tenants for non-payment of rent but many tenants have been leaving the property due to the increased crime in the Jackson, MS area. There were three security related lawsuits against the property in 2012. The first two lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. The third lawsuit filed in February 2013, resulted from an alleged car robbery on the property premises. This case is also being handled by the Operating Partnership’s insurance carrier. An evaluation of a favorable or unfavorable outcome is not possible at this time. Damages awarded in this claim cannot exceed a $200,000 jurisdictional limit. Management does not expect a considerable increase in insurance premium as result of the settled or pending litigations. Management is looking to add security at the property but lacks sufficient funds to include in the 2013 budget. Management has requested bids from several security companies to determine if this additional cost can be supported by future operations. Currently, management has deployed additional patrols by the courtesy office and staff. Supplemental lighting has also been added to existing light poles and to the exterior of 14 buildings. Operating expenses continued to decrease during the first quarter of 2013 as much of the work needed to turn vacant units has been completed in-house. Two new maintenance directors were hired for the Ambling portfolio in Jackson. The maintenance directors will oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. A special replacement reserve withdrawal was approved by the lender and has helped pay down closed accounts with vendors and enabled management to turn vacant units quickly. All mortgage, insurance and real estate tax payments are current as of March 31, 2013 and the low income housing tax credit compliance period expires on December 31, 2014.

(Series 38). As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(906,551) and $(902,661), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.04 and $0.50, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 38 was $0 and $30,033, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(143,068) and $(1,076,160), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek Apartments has historically struggled to maintain occupancy above 90%. Low occupancy coupled with high operating expenses have caused below breakeven operations for many years. In 2012, the property operated below breakeven and continued to struggle with low occupancy and high maintenance expenses. During the first quarter of 2013, the property continued to operate below breakeven and occupancy remained a challenge. As of March 31, 2013, the property was 85% occupied. Management continues to market the property via a resident referral program, online rental websites and via print media. During the first quarter, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Bristow Place Apartments, Limited Partnership (Bristow Place Apartments) is a 28-unit family property in Bristow, OK. In 2011, Bristow Place was operating below breakeven as a result of declining occupancy and increased operating expenses, particularly maintenance and insurance costs. The majority of the maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required that management contract out all maintenance work at a higher cost rather than using affiliated company employees. In 2012, the property operated above breakeven due to a rent increase and higher occupancy. The property averaged 89% occupancy for the year and the increase in rental income allowed the property to generate cash flow. As of March 31, 2013, the property was 89% occupied and was operating slightly above breakeven. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Bristow Place Apartments, Limited Partnership subsequent to March 31, 2013.

(Series 39). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(967,720) and $(688,752), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.09 and $0.71, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 39 was $0 and $127,952, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(254,218) and $(1,392,463), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Columbia Creek Apartments has historically struggled to maintain occupancy above 90%. Low occupancy coupled with high operating expenses have caused below breakeven operations for many years. In 2012, the property operated below breakeven and continued to struggle with low occupancy and high maintenance expenses. During the first quarter of 2013, the property continued to operate below breakeven and occupancy remained a challenge. As of March 31, 2013, the property was 85% occupied. Management continues to market the property via a resident referral program, online rental websites and via print media. During the first quarter, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

(Series 40). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(652,403) and $(625,030), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.11 and $0.82, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 40 was $0 and $307,320, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(506,558) and $(2,411,765), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, in the first quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $51,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $955,000. As of May 7, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $108,800 and $104,800, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of May 7, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the first quarter of 2013 was 64%, compared to 65% and 79% in 2012 and 2011, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for March 2012 was 21.1% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2013 approximately 65% of the property’s leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in the first quarter of 2013 and during 2012 and 2011, maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the first quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the first quarter of 2013 and in 2012, the Operating Partnership expended net cash flow of approximately ($130,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matures on June 30, 2013. As of March 31, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $213,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $119,846 is equivalent to recapture and interest of $45 per 1,000 BACs.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven in 2011 due to a decline in occupancy, insufficient rental rates, and high debt service. After averaging 92% occupancy in 2011, the property was 100% occupied as of December 31, 2012 and 96% occupied as of March 31, 2013. The decline in occupancy in 2011 was due to a number of deaths and residents moving to assisted living facilities. The improvement is attributed to increased marketing and advertising efforts beyond the property's normal geographic area. By aggressively marketing the surrounding areas with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month, management was successful in releasing the vacant units. The property continues to operate below breakeven due to insufficient rental rates. Management petitioned the Kansas Housing Resources Corporation for a $35 per unit, per month, rent increase on all units, effective August 2012, and received approval. The full impact of the increase will not be experienced until the first quarter 2013 as management was not able to increase rents on its existing tenant base until lease renewals which mostly occurred in December 2012. Once fully implemented, the increase will add an additional $10,080 annually to gross revenue, but is still not likely to improve performance above breakeven without a reduction in the debt service. No further rent increases are planned for 2013. The operating general partner is exploring refinancing options but is finding it difficult to attract lenders due to the size of the loan. The current plan is to package a portfolio of refinancing to obtain the best terms. The real estate taxes, mortgage and insurance are all current as of March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2016.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. During the third quarter of 2012 occupancy declined to 80% due to a fire occurring in one of the units at the property. The cause was attributed to a tenant turning on the stove and then leaving the apartment. Most of the damage sustained in the unit was due to water damage from the sprinkler system. Three additional units were also affected by water damage but have since been rented. Occupancy subsequently improved to 100% during the fourth quarter of 2012. In 2012 the property operated well, generating $23,000 of cash. As of March 31, 2013, occupancy was 92%, and the property operated below breakeven. High maintenance and utility expenses negatively impacted net operating income. Management reported that repairs from a leaking boiler and carpet replacement from fire damage contributed to the higher expenses. Utility expenses also increased as the property provided space heaters to tenants during the new boiler installation. Management expects to subsidize this first quarter short-fall with replacement reserve withdrawals. Once the funds are received, management projects the property to operate at breakeven in 2013. Management has confirmed that the mortgage, property taxes, and insurance are current through March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2016.

(Series 41) As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011, the series, in total, generated $(911,814) and $(1,729,160), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.36 and $0.74, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 41 was $0 and $892,598, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2013 and 2012, the net income (loss) of the series was $(1,379,525) and $(2,401,457), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 74% in 2012 and it was 75% occupied as of March 31, 2013. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 85% as of March 31, 2013. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management’s efforts, occupancy increased to 93% as of March 31, 2013 and operations have been slightly above breakeven through the first quarter of 2013. The mortgage, property taxes and insurance are current. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Rural Housing Partners of Fulton, LP subsequent to March 31, 2013.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 83% as of March 31, 2013. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property’s newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2012, occupancy was 100% and the property operated above the breakeven. Through the first quarter of 2013, average physical occupancy continues to be strong at 95% and the property is now operating slightly above breakeven. Improved operations are due to higher occupancy and better rent collection. If occupancy levels are maintained, management is optimistic that the property will continue to operate above breakeven through 2013. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership, A L.P. (Bienville Apartments) is a 32-unit family property in Ringgold, Louisiana. In April 2010, the operating general partner transferred its ownership interest in forty-three partnerships, including Bienville Apartments, to the replacement operating general partner, as part of an initiative to improve property operations and address critical deferred maintenance concerns. Although the operating losses at the site have continued to decline since the operating general partner interest was transferred, the property’s operations remained below breakeven in 2012. Property insurance costs increased substantially in 2012 and negatively impacted cash flow. According to management, rates have increased portfolio-wide due to the volume of claims filed in 2011. Management is now focused on educating the maintenance staff on preventative measures and decreasing rates by reducing the number of filed claims. The operating general partner intends to continue to fund deficits as needed. Although occupancy declined from 93% in 2011 to 89% in 2012, occupancy stabilized in the first quarter of 2013 at 100%. The investment general partner intends to continue to work with the operating general partner to improve resident selection. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the first quarter of 2013, the property was able to operate above breakeven due to increased management oversight. During the first quarter, the operating general partner hired a well regarded management company in a consulting capacity to help improve operations at the property. Occupancy improved throughout the first quarter and was 93% in March 2013. The property has also been able to mitigate operating expenses through the first quarter by carefully monitoring costs, and all capital expenditures going forward will be funded through replacement reserve funds versus through operations. The property has also benefitted from USDA-RD rental assistance on eight units, which has helped stabilize occupancy. The operating general partner is also exploring the possibility of bringing in a replacement operating general partner during the second quarter of 2013. Assuming the operating general partner transfer takes place, the well regarded management company intends to take over management of the property. The investment general partner will work closely with management to improve operations and vet any prospective new partners. All mortgage, real estate tax, and insurance payments are current.

(Series 42). As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,350,231) and $(994,217), respectively, in passive tax income (losses) that were passed through to the investors, and and also provided $0.77 and $0.92, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012 Investments in Operating Partnerships for Series 42 was $109,918 and $1,676,228, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012 the net income (loss) of the series was $(1,816,283) and $(2,368,983), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment losses.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan.  The property had declining occupancy which led to below breakeven operations in 2012.  The Gaylord, Michigan economy was weak in 2012 and several tenants lost their jobs as a result.  In addition, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two new projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88% and as of March 31, 2013 occupancy was 79%. In the first quarter of 2013, operating expenses were a challenge. The property experienced higher than average turnover due to evictions for non-payment of rent, which in turn increased maintenance costs. Increased marketing efforts have contributed to higher than budgeted administrative costs. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. The mortgage, taxes and insurance are current.  On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit property in Kinder, Louisiana. In 2012, the property averaged 80% occupancy and operated below breakeven. Management reported that the most significant barrier to achieving stabilized occupancy was unqualified applicants. Nearby casinos employ a large portion of the population in the area. However, casinos tend to pay higher wages, which disqualifies their employees as residents because the employees exceed the income limitations. The onsite management team continues to offer move-in incentives to encourage qualified applicants to lease. The investment general partner conducted a site visit in May 2012 and found the property in good condition. The investment general partner is scheduled to return to the site in June 2013. As of March 31, 2013, the property was 86% occupied and operating below breakeven. The operating general partner has stated that the projected 2013 operating deficit will be funded by deferring affiliated management fees and, if necessary, funds will be advanced to the Operating Partnership. The low income housing tax credit compliance period expires on December 31, 2016. All mortgage and tax, and insurance payments are current.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was admitted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Average occupancy improved to 99% in the first quarter of 2013, compared to 93% and 88% in 2012 and 2011, respectively. Also, the property operated above breakeven in the first quarter of 2013 and during 2012 after operating below breakeven in 2011. The improvement in operations was primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management has been effective as it continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership’s property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The low income housing tax credit compliance period expires on December 31, 2018. Mortgage, real estate tax and insurance payments are all current as of March 31, 2013.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the first quarter of 2013 as a result of low average occupancy of 87% and high unit turnover costs. However, occupancy rebounded in March, ending the quarter at 95%. The investment general partner conducted a site inspection subsequent to the end of the first quarter and found the property was in overall good condition, but suggested a few management changes to help improve operations. The suggestions included adding credit checks to the resident screening process to help improve the quality of tenants and establishing a firm collections policy to improve revenue. Management indicated they will be conducting quarterly occupied inspections to view the condition of the units and charge for any damages that occurred as a result of the residents; this should prevent future high turn costs like those experienced in 2012. During the first quarter, the operating general partner hired a well regarded management company in a consulting capacity to help improve operations at the property. The property was able to secure lower insurance premiums by utilizing the new management’s insurance provider. With additional management oversight and changes to the screening policy and collections policy, the investment general partner expects the property’s operations to rebound. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

(Series 43) As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,070,334) and $(746,314), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.90 and $0.93, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 43 was $1,467,908 and $4,021,942, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(2,884,319) and $(3,114,804), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss, and amortization of acquisition costs.

Dorchester Court Limited Dividend Housing Association, LP (Dorchester Court Apartments) is a 131-unit apartment complex located in Port Huron, MI, with 75% of the units devoted to elderly housing. Due to construction delays and slow initial lease-up, the property experienced difficulty generating positive cash flow from the onset. Further, one of the two original members of the operating general partner entity was unable to contribute his share of the advances required under the operating deficit guarantee. In July 2005, that member was replaced and a new member was admitted as the second member of the operating general partner entity. Although the new second member did not assume the obligations of the guarantor, it had significant resources and contributed over $190,000 to the Operating Partnership to fund the property’s operating deficits during the 2006-2007 periods. In 2008, however, growing tensions between the two members resulted in less attention to management of the property and diminished willingness of the operating general partner to fund deficits. In May 2009, the Operating Partnership approved the transfer of interests within the operating general partner entity; the new second member transferred its interest to the remaining single member. As noted above, the members had been at odds and the transfer was deemed likely to clarify control of the entity and result in improved performance of the property. In addition, the management company was replaced in May 2009 with a management company affiliated with the remaining single member of the operating general partner.

Average occupancy improved to 99% in the first quarter of 2013, compared to 93% and 88% in 2012 and 2011, respectively. Also, the property operated above breakeven in the first quarter of 2013 and during 2012 after operating below breakeven in 2011. The improvement in operations was primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management has been effective as it continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership’s property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The low income housing tax credit compliance period expires on December 31, 2018. Mortgage, real estate tax and insurance payments are all current as of March 31, 2013.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 98% occupancy in 2012 but operated below breakeven. Through the first quarter of 2013, average occupancy was 93% and the property operated slightly above breakeven due to what is likely a temporary drop in expenses caused by seasonality. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 – 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. In 2011 the property wrote off $83,705 in bad debt. Tenant receivables as of December 31, 2012, were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. The first quarter unaudited financial statements reflect above breakeven operations. Occupancy remained at 100% as of March 31, 2013. Despite operating expenses slightly increasing during the first quarter from recognizing the annual audit expense, the strong occupancy at the property contributed to accretive net operating income. Management has confirmed that the mortgage and insurance are current, the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in January 2012 and revisited the property in January 2013. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner has forecast a deficit of approximately $85,000 - $100,000 after the operating general partner agreed to continue charging the reduced 3% management fee. The investment general partner has also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of March 31, 2013, only $38,472 had been advanced from fund reserves in 2013 as a result of improved occupancy of 96% in the first quarter of 2013 and bad debt expense declining to only 2.2% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2013. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $83,550, and incur recapture and interest penalty costs of $983,316, equivalent to approximately $23 and $270 per 1,000 BACs respectively. If recapture was to be delayed to 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of March 31, 2013.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property continued to operate below breakeven in 2012 due to increased maintenance expenses associated with making vacant units rent ready. Although vacancy declined in 2012, the average annual occupancy remained low at 88%. Furthermore, occupancy declined to 64% in December 2012 after management eliminated all move-in concessions. To remain competitive in the marketplace, management has increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. Consequently, occupancy improved to 87% in the first quarter of 2013, ending March at 86%. The investment general partner intends to work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner will continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a ($4,400) deficit in 2012 due to a bed bug issue that caused low occupancy and increased maintenance costs related to efforts to remedy the problem. Bad debt has also been an issue as the property was only able to achieve 70% economic occupancy in 2012.  However, management is projecting the property to operate above breakeven in 2013 with improved occupancy and reduced expenses.  In 2012, occupancy averaged 87% and has continued to decrease through the first quarter of 2013 to an average of 81% as of March 31, 2013. Management states that the occupancy has reached 100% as of May 2013. The operating deficit guarantee expires July 31, 2014. The 2012 deficits were funded by deferring required replacement reserve deposits and utilizing $7,000 of reserve funds. Boston Capital had the property secretly shopped in the first quarter of 2013, which revealed poor results with staffing and a low level of professionalism.  Subsequently, the regional manager stated that a new site manager was hired. All mortgage, taxes and insurance are current through March 31, 2013.  The low income housing tax credit compliance period expires on December 31, 2017.

(Series 44) As of March 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(2,137,461) and $(819,364), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.86 and $0.97, respectively, in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 44 was $1,079,218 and $2,365,868, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(1,930,330) and $(3,379,213), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner during 2012, the operating general partner continued to fund $242,489 of deficits through the December 1, 2012 mortgage payment; however, the deficit funding stopped for the January 1, 2013 mortgage payment. As a result, the mortgage bonds are currently in default. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period on December 31, 2019, or the unwillingness of the servicing agent for the mortgage bonds, to meaningfully re-structure the payment terms on the mortgage bonds. During the first quarter of 2013 and the first month of the second quarter of 2013, the investment general partner has been in negotiations with the servicing agent and the syndicator of the state tax credits for Brookside Park Limited Partnership, in an attempt to re-structure the mortgage bonds and avoid foreclosure and possible recapture. In late March 2013, the servicing agent indicated a willingness to redeem and then reissue the mortgage bonds with more favorable payment terms. The servicing agent estimated the cost of this re-issuance at $400,000 - $500,000. These are costs that would have to be paid by the Operating Partnership and shared by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors’ share of the new capital needed in order to: a) cure the existing mortgage bond default, b) facilitate the redemption and re-issuance of the mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner’s interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy in the first quarter of 2013 declined nominally to 93%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first quarter of 2013. This decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner had previously indicated that it intended to monitor this change to determine whether the new management company would be able to deliver better operating results for Brookside Park. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. After funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicer of the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner is unable to negotiate a loan modification or forbearance agreement with the servicer for the mortgage bonds, there is a high probability that the mortgage will be foreclosed in 2013. The property’s real estate tax and insurance payments were current as of March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $45,499, and incur recapture and interest penalty costs of $51,966, equivalent to approximately $17 and $19 per 1,000 BACs respectively. If recapture were to occur in 2014, the Operating Partnership would lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in January 2012 and revisited the property in January 2013. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which restarted with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner has forecast a deficit of approximately $85,000 - $100,000 after the operating general partner agreed to continue charging the reduced 3% management fee. The investment general partner has also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of March 31, 2013, only $38,472 had been advanced from fund reserves in 2013 as a result of improved occupancy of 96% in the first quarter of 2013 and bad debt expense declining to only 2.2% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2013. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $102,121, and incur recapture and interest penalty costs of $1,201,863, equivalent to approximately $38 and $444 per 1,000 BACs respectively. If recapture was to be delayed to 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of March 31, 2013.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. Average occupancy fell significantly in recent years, averaging 72% in the first quarter of 2013 and 68% and 76% in 2012 and 2011, respectively, due to the continuing downward trends in the rental market and the lack of job opportunities in Memphis. Also, for a period of time in 2011 Section 8 vouchers were unavailable from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. Management has recently increased its advertising and marketing efforts and continues to offer rental concessions; however, occupancy remains a significant challenge for the property. In 2012 the property continued to operate significantly below breakeven due to high real estate taxes and accompanying interest charges and penalties, as well as high maintenance expenses and bad debt. In 2011, net cash flow expended by property operations totaled ($204,196) again due to high real estate taxes, maintenance expenses and bad debt charges. Negative operations in 2012 and 2011 were funded primarily by the accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County, as well as by net advances (approximately $21,000 in 2011) from the operating general partner and its affiliates.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $770,000 as of March 31, 2013.

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

As of late November 2012, Memphis 102 and the operating general partner had not completed these conditions to the satisfaction of the lender. As a result, the lender filed an amended complaint on November 29, 2012 requesting the appointment of a receiver for Memphis 102 and the four other unrelated LIHTC partnerships controlled by the operating general partner. On January 23, 2013 a receiver (“Receiver”) was appointed by the Court for Memphis 102. Note that the investment general partner did not object to this action by the lender.

In early February 2013, the Receiver hired a third party management company to manage the property. The new management company inspected each unit and issued a report indicating that occupancy was 72% and that deferred maintenance totaling approximately $212,000 was needed to make the 28 vacant units rent ready. Also, in early February 2013, the Receiver became aware of numerous 8823s that had been issued to the Operating Partnership by a state agency relating to a March 27, 2012 inspection which noted several issues of noncompliance which had not been responded to by the operating general partner. After a review by the Receiver and the investment general partner it was determined that the Operating Partnership will recognize recapture in 2012 totaling $281,707, equivalent to $104 per 1,000 BACs.

The Receiver was also given broad authority by the Court to sell the property through a receivership sale, which will legally leave the land use and regulatory agreement in place with all requirements under Section 42. As of June 20, 2013, the Receiver continues to negotiate with potential buyers but has not reached an agreement with any potential buyer on sale terms. The offers that have been received are substantially less than the outstanding mortgage debt and accrued real estate taxes. The lender has indicated that it would accept a discounted payment of the outstanding mortgage debt to allow the sale of the property to take place. If the property was to be sold in 2013, the Operating Partnership would not receive a portion of the tax credits scheduled to be delivered in 2013 depending on the sale date (i.e. a potential sale of the property that would occur effective September 30, 2013 would result in an estimated tax credit loss of $84,848, which is equivalent to a tax credit loss of $32 per 1,000 BACs). If the property is sold and continues to be operated according to Section 42, the Operating Partnership would not incur tax credit recapture and interest penalties as a result of the sale of the property.

Insurance payments were current as of March 31, 2013; however, mortgage payments and real estate taxes were not current as of this date. The most recent mortgage payment was made in January 2013 and the last year real estate taxes were paid was before 2006. These two deficiencies represent undeclared defaults on the mortgage. Furthermore, in May 2013 the Receiver was notified by the Shelby County Treasurer that due to the significant delinquent real estate taxes it will begin the tax lien sale process for each of the 102 homes, pending the receivership sale. The lender has indicated that it would not make a protective advance to pay the delinquent real estate taxes to avoid tax lien sales of the homes. Consequently, if a receivership sale of the property does not take place and the property is either foreclosed in 2013 or lost through tax lien sales, the estimated credit loss of $490,439 and tax credit recapture cost and interest penalty of $1,652,686 is equivalent to a credit loss of $181 per 1,000 BACs and tax credit recapture and interest penalties of $612 per 1,000 BACs. As mentioned above, the low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Average occupancy is not strong due to continued weakness in the local economy and ineffectiveness of prior management (further discussed below). Average occupancy was 85% as of March 31, 2013 after averaging 80% and 85% in 2012 and 2011, respectively. The property has seen an increase in bad debt resulting from job loss and reduction in take-home pay among current residents. Although the property was able to generate a small positive cash flow in 2011, it operated below breakeven during 2012 and in the first quarter of 2013. These deficits were primarily financed by an increase in the accounts payables balance. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by previous management. The mortgage payments, real estate taxes and insurance are current as of March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2018.

(Series 45) As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,650,716) and $(1,653,370), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.95 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 45 was $4,953,547 and $8,228,807, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(3,626,224) and $(5,737,784), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. As of March 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property’s weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, in the first quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $51,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $955,000. As of May 7, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $108,800 and $104,800, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of May 7, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the first quarter of 2013 was 64%, compared to 65% and 79% in 2012 and 2011, respectively. The increased vacancy at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for March 2012 was 21.1% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2013 approximately 65% of the property’s leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, in the first quarter of 2013 and during 2012 and 2011, maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property’s maintenance needs. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the first quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the first quarter of 2013 and in 2012, the Operating Partnership expended net cash flow of approximately ($130,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matures on June 30, 2013. As of March 31, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $213,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $34,665 is equivalent to recapture and interest of $9 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January of 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period would be limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner during 2012, the operating general partner continued to fund $242,489 of deficits through the December 1, 2012 mortgage payment; however, the deficit funding stopped for the January 1, 2013 mortgage payment. As a result, the mortgage bonds are currently in default. The operating general partner intends to either transfer its general partner interest to the investment general partner or transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elects not to become the operating general partner due to the forecast of unending operating deficits that would need to be funded through the end of the tax credit compliance period on December 31, 2019, or the unwillingness of the servicing agent for the mortgage bonds, to meaningfully restructure the payment terms on the mortgage bonds. During the first quarter of 2013 and the first month of the second quarter of 2013, the investment general partner has been in negotiations with the servicing agent and the syndicator of the state tax credits for Brookside Park Limited Partnership, in an attempt to re-structure the mortgage bonds and avoid foreclosure and possible recapture. In late March 2013, the servicing agent indicated a willingness to redeem and then re-issue the mortgage bonds with more favorable payment terms. The servicing agent estimated the cost of this reissuance at $400,000 - $500,000. These are costs that would have to be paid by the Operating Partnership and shared by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors’ share of the new capital needed in order to: a) cure the existing mortgage bond default, b) facilitate the redemption and re-issuance of the mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner’s interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy in the first quarter of 2013 declined nominally to 93%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

Management hired a new leasing consultant in May 2011 to aid in further improving occupancy. The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first quarter of 2013. This decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. The investment general partner had previously indicated that it intended to monitor this change to determine whether the new management company would be able to deliver better operating results for Brookside Park. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. After funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicer of the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner is unable to negotiate a loan modification or forbearance agreement with the servicer for the mortgage bonds, there is a high probability that the mortgage will be foreclosed in 2013. The property’s real estate tax and insurance payments were current as of March 31, 2013. The low income housing tax credit compliance period expires on December 31, 2019. If recapture were to occur in 2013, the Operating Partnership would lose future tax credits of $1,218,393, and incur recapture and interest penalty costs of $1,391,602, equivalent to approximately $303 and $347 per 1,000 BACs respectively. If recapture were to occur in 2014, the Operating Partnership would lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a 6% drop in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required management to contract out all maintenance work at a higher cost instead of using affiliated company employees. In 2011, occupancy increased to an average of 92%; however, as a result of further increases in maintenance expenses, operations remained below breakeven. In 2012, the property operated above breakeven due to increased revenue and a utility reimbursement from the Lone Grove Trust Authority. The reimbursement was for an overcharge of utilities for the prior 12 months. Occupancy averaged 89% in 2012. As of March 31, 2013, the property is 94% occupied and is operating above breakeven. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership is scheduled to be transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and anticipated cash proceeds of $8,662. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012.

(Series 46) As of March 31, 2013 and 2012 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2013, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2012 and 2011 the series, in total, generated $(1,390,016) and $(1,287,129), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2013 and 2012, Investments in Operating Partnerships for Series 46 was $5,995,347 and $8,838,302, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2013 and 2012, the net income (loss) of the series was $(3,165,494) and $(3,128,561), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment loss.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs have decreased significantly. Overall operating expenses decreased in 2012, with operations expected to be close to breakeven for the year. Occupancy in 2012 averaged 98% and has continued to remain strong through the first quarter of 2013 at 99%. The operating general partner submitted a plan to replace the domestic hot water tank and repair the HVAC of which a portion will be funded with an operating partner advance and a portion from the replacement reserve withdrawal. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite occupancy averaging 98%, the property operated below breakeven in the first quarter of 2013 due to high operating expenses and insufficient rental rates.  Although the operating managing member hired a real estate tax consulting firm to appeal the 2011 tax assessment, via the payment under protest process, this was ultimately rejected by the tax authority. This ruling could have been appealed; however, the legal expense to go to court would have been greater than the actual cost savings. In addition, because occupancy remained strong, the State tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010; unfortunately, this did not bring 2011 operations above breakeven. Despite a second $10 per unit per month rent increase, made effective May 1, 2012, and occupancy ending December 2012 at 98%, the property remained below breakeven through the first quarter of 2013. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of March 31, 2013.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2013 and 2012. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 8.	Financial Statements and Supplementary Data

The information required by this item is contained in Part IV, Item 15 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.		Controls and Procedures

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2013. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2013, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

Item 9B.		Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance of the Fund

(a), (b), (c), (d) and (e)

The Fund has no directors or executives officers of its own. The following biographical information is presented for the partners of the General Partners and affiliates of those partners (including Boston Capital Partners, Inc. ("Boston Capital")) with principal responsibility for the Partnership's affairs.

John P. Manning, age 64, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 51, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 66, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 49, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2013 fiscal year:

1.    An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2013 was $4,523,004.

2.    The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $445,581 for amounts charged to operations during the year ended March 31, 2013. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2013, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.10%
Series 22	8.64%
Series 23	6.72%
Series 26	8.56%
Series 27	9.23%
Series 28	8.17%
Series 29	7.20%
Series 30	7.26%
Series 31	6.84%
Series 32	9.24%
Series 33	8.23%
Series 34	9.18%
Series 35	7.90%
Series 36	6.96%
Series 37	8.55%
Series 38	8.98%
Series 39	8.31%
Series 40	6.04%
Series 41	9.68%
Series 42	6.82%
Series 43	7.35%
Series 44	7.33%
Series 45	5.30%
Series 46	7.08%

As of March 31, 2013, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2013.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$15,081	$11,436	$17,106	$14,676	$16,296

Audit Related Fees	-	-	-	-	-

Tax Fees	6,170	4,370	6,970	5,970	6,570

All Other Fees	-	-	-	-	-

Total	$21,251	$15,806	$24,076	$20,646	$22,866

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$14,676	$24,399	$14,274	$18,729	$16,704

Audit Related Fees	-	-	-	-	-

Tax Fees	6,170	10,570	5,570	7,770	6,770

All Other Fees	-	-	-	-	-

Total	$20,846	$34,969	$19,844	$26,499	$23,474

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$15,084	$18,729	$14,274	$11,844	$13,869

Audit Related Fees	-	265	530	-	-

Tax Fees	5,970	7,770	5,570	4,370	5,370

All Other Fees	-	-	-	-	-

Total	$21,054	$26,764	$20,374	$16,214	$19,239

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,654	$12,654	$11,034	$12,249	$11,844

Audit Related Fees	1,060	530	530	1,590	1,590

Tax Fees	4,770	4,770	3,970	4,570	4,370

All Other Fees	-	-	-	-	-

Total	$18,484	$17,954	$15,534	$18,409	$17,804

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$14,679	$16,299	$17,109	$17,514	$12,249

Audit Related Fees	3,975	4,505	4,240	5,300	2,120

Tax Fees	5,770	6,570	6,970	7,170	4,970

All Other Fees	-	-	-	-	-

Total	$24,424	$27,374	$28,319	$29,984	$19,339

Fee Type	Ser. 45	Ser. 46
Audit Fees	$20,349	$14,274

Audit Related Fees	7,420	3,975

Tax Fees	8,570	5,570

All Other Fees	-	-

Total	$36,339	$23,819

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$16,273	$11,923	$17,848	$15,873	$15,873

Audit Related Fees	-	-	-	-	-

Tax Fees	6,585	4,635	7,949	6,585	6,585

All Other Fees	380	380	380	380	380

Total	$23,238	$16,938	$26,177	$22,838	$22,838

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$15,873	$24,948	$14,298	$18,248	$16,276

Audit Related Fees	-	-	260	-	260

Tax Fees	6,195	10,875	5,609	7,365	6,585

All Other Fees	380	380	380	380	380

Total	$22,448	$36,203	$20,547	$25,993	$23,501

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$15,076	$18,251	$14,301	$11,926	$13,501

Audit Related Fees	520	260	1,560	780	1,040

Tax Fees	5,805	7,365	6,975	4,635	5,025

All Other Fees	380	380	380	380	380

Total	$21,781	$26,256	$23,216	$17,721	$19,946

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2012 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,326	$12,326	$10,751	$11,926	$11,526

Audit Related Fees	1,560	1,820	780	2,340	2,340

Tax Fees	4,440	4,440	3,660	4,440	4,245

All Other Fees	380	380	380	380	380

Total	$18,706	$18,966	$15,571	$19,086	$18,491

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$14,301	$16,276	$16,676	$17,051	$11,926

Audit Related Fees	3,380	3,640	2,600	4,160	2,080

Tax Fees	6,389	6,585	6,585	8,145	4,245

All Other Fees	380	380	380	380	380

Total	$24,450	$26,881	$26,241	$29,736	$18,631

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,826	$13,901

Audit Related Fees	7,280	3,900

Tax Fees	8,145	5,220

All Other Fees	380	380

Total	$35,631	$23,401

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2013 and 2012

Statements of Operations for the years ended March 31, 2013 and 2012

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2013 and 2012

Statements of Cash Flows for the years ended March 31, 2013 and 2012

Notes to Financial Statements, March 31, 2013 and 2012

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

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 23 - Consents of experts and counsel.

a.	Independent Auditor's Reports for Operating Partnerships; Filed herein.

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership(incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 29, 1999.)

bl.	Agreement of Limited Partnership of Lake City Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 3, 2000.)

bm.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on on February 9, 2000.)

bn.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

bo.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 16, 2000.)

bp.	Agreement of Limited Partnership of Lombard Partners, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 26, 2000.)

bq.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

br.	Agreement of Limited Partnership of Jackson Bond LP (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Breezewood II, L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.)

bu.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

bv.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 13, 2002.)

bw.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2002.)

bx.	Agreement of Limited Partnership of Springfield Metro (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

bz.	Agreement of Limited Partnership of Meadowside Associates incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Los Lunas Apts. LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Edna Vanderbilt incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.	Agreement of Limited Partnership of Hawthorne Assoc. LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Heritage Two LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cj.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of Casa Rosa Apartments incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of Lake Apartments II LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Northrock Housing Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of AHAB Project One LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Randolph Village Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.	Agreement of Limited Partnership of Sr. Suites Chicago Austin LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Clubview Partners LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Edgewood Apartments Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.	Agreement of Limited Partnership of Lombard Partners LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Millwood Park LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Hillside Terrace Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Montfort Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of Summerdale Partners LP II incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Seagraves Apartments LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of COGIC Village LDHA LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of FFLM Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of Pyramid Four Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of 200 East Avenue Associates LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Parkside Plaza LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of Granada Rose LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Northrock Housing Assoc. LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Southaven Partners I LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Howard Park Ltd incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Highway Partners 18 LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Wedgewood Park LP incorporated by reference from registrants current report on form 8-K as filed filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Washington Courtyards LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.	Agreement of Limited Partnership of Annadale Housing Partners incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of FAH Silver Pond LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Ashton Ridge LDHA LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Aldine Westfield Apts., LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of KC Shalom Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Breeze Cove Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of DS Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of CC Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of TS Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of Lyceum Housing LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of New Shinnston I LP incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ee.	Agreement of Limited Partnership of New Shinniston I Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ef.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

eg.	Agreement of Limited Partnership of HS Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.

eh.	Agreement of Limited Partnership of SM Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ei.	Agreement of Limited Partnership of CT Housing Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26,2004.)

ek.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

el.	Agreement of Limited Partnership of Byam Village Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

em.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

en.	Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 29,2004.)

eo.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 3, 2004.)

ep.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 1, 2004.)

eq.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

er.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

es.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 4, 2004.)

et.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

eu.	Agreement of Limited Partnership of Clayton Station Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

ev.	Agreement of Limited Partnership of Deer Meadows Limited Partnership incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:		Boston Capital Associates IV L.P.
General Partner

	By:		BCA Associates Limited Partnership
General Partner

	By:		C&M Management, Inc.
General Partner

Date: July 10, 2013		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 10, 2013	/s/ John P. Manning	Director, President (Principal
	John P. Manning	Executive Officer), C&M
Management, Inc.; Director, President
(Principal Executive Officer) BCTC
IV Assignor Corp.

July 10, 2013	/s/ Marc N. Teal	Sr. Vice President, Chief Financial
	Marc N. Teal	Officer (Principal Accounting and
Financial Officer) C&M Management
Inc.; Sr. Vice President, Chief
Financial Officer (Principal
Accounting and Financial Officer)
BCTC IV Assignor Corp.

