Form 10-Q
period 2013-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2013-08-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2013
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations 3 months	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-213

Item 3. Quantitative and Qualitative Disclosures About Market Risk	214

Item 4. Controls and Procedures	214

PART II OTHER INFORMATION

Item 1. Legal Proceedings	215

Item 1A. Risk Factors	215

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	215

Item 3. Defaults Upon Senior Securities	215

Item 4. Mine Safety Disclosures	215

Item 5. Other Information	215

Item 6. Exhibits	215

Signatures	216

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$13,074,997	$13,605,938

OTHER ASSETS
Cash and cash equivalents	7,918,594	10,156,227
Notes receivable	69,698	69,698
Acquisition costs, net	1,675,001	1,786,668
Other assets	204,460	838,860

	$22,942,750	$26,457,391

LIABILITIES

Accounts payable and accrued expenses	$153,214	$196,892
Accounts payable affiliates (Note C)	51,356,631	53,175,805
Capital contributions payable	858,144	1,111,008

	52,367,989	54,483,705

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,644,880 are outstanding	(21,964,765)	(20,579,829)
General Partner	(7,460,474)	(7,446,485)

	(29,425,239)	(28,026,314)

	$22,942,750	$26,457,391

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	126,511	158,143
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$126,511	$158,143

LIABILITIES

Accounts payable and accrued expenses	$-	$20,000
Accounts payable affiliates (Note C)	2,046,997	2,027,860
Capital contributions payable	-	-

	2,046,997	2,047,860

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,865,700 outstanding	(1,593,029)	(1,562,568)
General Partner	(327,457)	(327,149)

	(1,920,486)	(1,889,717)

	$126,511	$158,143

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	130,836	128,750
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$133,836	$131,750

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,419,929	1,403,159
Capital contributions payable	-	-

	1,419,929	1,403,159

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,111,281)	(1,096,744)
General Partner	(174,812)	(174,665)

	(1,286,093)	(1,271,409)

	$133,836	$131,750

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	134,412	223,347
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$134,412	$223,347

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,846,578	2,918,338
Capital contributions payable	9,352	9,352

	2,855,930	2,927,690

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,475,219)	(2,458,216)
General Partner	(246,299)	(246,127)

	(2,721,518)	(2,704,343)

	$134,412	$223,347

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	147,696	172,186
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$147,696	$172,186

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,481,911	2,478,131
Capital contributions payable	-	-

	2,481,911	2,478,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,026,026)	(1,998,039)
General Partner	(308,189)	(307,906)

	(2,334,215)	(2,305,945)

	$147,696	$172,186

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	158,181	1,726,961
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	3,422

	$158,181	$1,730,383

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	926,087	2,468,363
Capital contributions payable	-	-

	926,087	2,468,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	(574,930)	(545,303)
General Partner	(192,976)	(192,677)

	(767,906)	(737,980)

	$158,181	$1,730,383

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,609,343	1,984,103
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	627,865

	$2,610,593	$2,611,968

LIABILITIES

Accounts payable and accrued expenses	$5,978	$978
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	5,978	978

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 are outstanding	2,836,013	2,842,324
General Partner	(231,398)	(231,334)

	2,604,615	2,610,990

	$2,610,593	$2,611,968

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	197,943	271,051
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	4,363

	$197,943	$275,414

LIABILITIES

Accounts payable and accrued expenses	$4,960	$7,460
Accounts payable affiliates (Note C)	481,914	499,347
Capital contributions payable	1,293	1,293

	488,167	508,100

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,995,200 are outstanding	52,931	109,894
General Partner	(343,155)	(342,580)

	(290,224)	(232,686)

	$197,943	$275,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	196,971	230,059
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	7,233	7,233

	$204,204	$237,292

LIABILITIES

Accounts payable and accrued expenses	$-	$7,500
Accounts payable affiliates (Note C)	1,603,583	1,603,517
Capital contributions payable	10,020	10,020

	1,613,603	1,621,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(1,188,857)	(1,163,460)
General Partner	(220,542)	(220,285)

	(1,409,399)	(1,383,745)

	$204,204	$237,292

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	515,760	386,279
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,550	3,550

	$519,310	$389,829

LIABILITIES

Accounts payable and accrued expenses	$7,500	$-
Accounts payable affiliates (Note C)	1,389,637	1,577,136
Capital contributions payable	40,968	40,968

	1,438,105	1,618,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 4,000,238 are outstanding	(565,859)	(872,244)
General Partner	(352,936)	(356,031)

	(918,795)	(1,228,275)

	$519,310	$389,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	91,325	82,084
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$91,325	$82,084

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,590,856	3,508,005
Capital contributions payable	10,197	10,197

	3,601,053	3,518,202

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(3,135,984)	(3,063,110)
General Partner	(373,744)	(373,008)

	(3,509,728)	(3,436,118)

	$91,325	$82,084

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	263,194	269,758
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$263,694	$270,258

LIABILITIES

Accounts payable and accrued expenses	$162	$-
Accounts payable affiliates (Note C)	1,574,452	1,535,665
Capital contributions payable	127,396	127,396

	1,702,010	1,663,061

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,196,877)	(1,151,819)
General Partner	(241,439)	(240,984)

	(1,438,316)	(1,392,803)

	$263,694	$270,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	249,969	233,992
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$274,969	$258,992

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,016,704	2,933,577
Capital contributions payable	66,294	66,294

	3,082,998	2,999,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,400,691)	(2,334,212)
General Partner	(407,338)	(406,667)

	(2,808,029)	(2,740,879)

	$274,969	$258,992

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	327,219	337,905
Notes receivable	46,908	46,908
Acquisition costs, net	-	-
Other assets	22,577	22,577

	$396,704	$407,390

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,882,649	2,815,554
Capital contributions payable	173,561	173,561

	3,056,210	2,989,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,698 are outstanding	(2,226,548)	(2,149,545)
General Partner	(432,958)	(432,180)

	(2,659,506)	(2,581,725)

	$396,704	$407,390

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	196,099	201,600
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$196,099	$201,600

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,848,830	1,817,978
Capital contributions payable	69,154	69,154

	1,921,387	1,890,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 are outstanding	(1,482,255)	(1,446,266)
General Partner	(243,033)	(242,669)

	(1,725,288)	(1,688,935)

	$196,099	$201,600

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	81,170	63,811
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$81,170	$63,811

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,698,927	3,631,497
Capital contributions payable	-	-

	3,698,927	3,631,497

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(3,281,189)	(3,231,619)
General Partner	(336,568)	(336,067)

	(3,617,757)	(3,567,686)

	$81,170	$63,811

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	101,205	101,782
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$101,205	$101,782

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,105,612	2,055,092
Capital contributions payable	-	-

	2,105,612	2,055,092

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,702,338)	(1,651,752)
General Partner	(302,069)	(301,558)

	(2,004,407)	(1,953,310)

	$101,205	$101,782

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	446,197	1,437,216
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$446,197	$1,437,216

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,008,991	1,975,871
Capital contributions payable	-	-

	1,139,991	2,106,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(508,193)	(484,295)
General Partner	(185,601)	(185,360)

	(693,794)	(669,655)

	$446,197	$1,437,216

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	311,174	287,786
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$311,174	$287,786

LIABILITIES

Accounts payable and accrued expenses	$211	$-
Accounts payable affiliates (Note C)	1,993,499	1,942,283
Capital contributions payable	138,438	138,438

	2,132,148	2,080,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,587,201)	(1,559,442)
General Partner	(233,773)	(233,493)

	(1,820,974)	(1,792,935)

	$311,174	$287,786

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	189,554	175,521
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$189,554	$175,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,593,532	1,552,432
Capital contributions payable	-	-

	1,593,532	1,552,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(1,171,653)	(1,144,857)
General Partner	(232,325)	(232,054)

	(1,403,978)	(1,376,911)

	$189,554	$175,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	146,011	142,890
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$146,011	$142,890

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,445,299	1,411,099
Capital contributions payable	-	-

	1,445,299	1,411,099

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	(1,089,853)	(1,059,085)
General Partner	(209,435)	(209,124)

	(1,299,288)	(1,268,209)

	$146,011	$142,890

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	87,013	92,145
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$87,013	$92,145

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,669,359	2,615,847
Capital contributions payable	102	102

	2,669,461	2,615,949

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	(2,331,680)	(2,273,622)
General Partner	(250,768)	(250,182)

	(2,582,448)	(2,523,804)

	$87,013	$92,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	153,085	147,099
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$154,303	$148,317

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,928,725	2,869,208
Capital contributions payable	100	100

	2,928,825	2,869,308

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	(2,497,608)	(2,444,612)
General Partner	(276,914)	(276,379)

	(2,774,522)	(2,720,991)

	$154,303	$148,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$64,493	$109,918

OTHER ASSETS
Cash and cash equivalents	248,775	259,722
Notes receivable	22,790	22,790
Acquisition costs, net	259,352	276,642
Other assets	51,003	51,003

	$646,413	$720,075

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,884,948	1,872,773
Capital contributions payable	73,433	73,433

	1,958,381	1,946,206

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	(1,057,910)	(972,931)
General Partner	(254,058)	(253,200)

	(1,311,968)	(1,226,131)

	$646,413	$720,075

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,352,787	$1,467,908

OTHER ASSETS
Cash and cash equivalents	311,126	244,501
Notes receivable	-	-
Acquisition costs, net	250,470	267,168
Other assets	85,341	85,341

	$1,999,724	$2,064,918

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,318,143	2,241,448
Capital contributions payable	121,112	121,112

	2,439,255	2,362,560

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	(113,614)	26,856
General Partner	(325,917)	(324,498)

	(439,531)	(297,642)

	$1,999,724	$2,064,918

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,049,668	$1,079,218

OTHER ASSETS
Cash and cash equivalents	90,764	342,053
Notes receivable	-	-
Acquisition costs, net	1,060,490	1,131,190
Other assets	-	-

	$2,200,922	$2,552,461

LIABILITIES

Accounts payable and accrued expenses	$-	$21,551
Accounts payable affiliates (Note C)	1,427,868	1,352,903
Capital contributions payable	-	252,864

	1,427,868	1,627,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	1,002,772	1,153,340
General Partner	(229,718)	(228,197)

	773,054	925,143

	$2,200,922	$2,552,461

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,738,131	$4,953,547

OTHER ASSETS
Cash and cash equivalents	224,875	274,823
Notes receivable	-	-
Acquisition costs, net	66,808	71,262
Other assets	-	-

	$5,029,814	$5,299,632

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	1,181,916	1,141,419
Capital contributions payable	16,724	16,724

	1,198,640	1,163,143

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	4,146,524	4,448,786
General Partner	(315,350)	(312,297)

	3,831,174	4,136,489

	$5,029,814	$5,299,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,869,918	$5,995,347

OTHER ASSETS
Cash and cash equivalents	182,186	180,660
Notes receivable	-	-
Acquisition costs, net	37,881	40,406
Other assets	3,788	3,788

	$6,093,773	$6,220,201

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	989,685	927,303
Capital contributions payable	-	-

	989,685	927,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	5,315,790	5,502,712
General Partner	(211,702)	(209,814)

	5,104,088	5,292,898

	$6,093,773	$6,220,201

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2013	2012

Income
Interest income	$5,057	$4,569
Other income	448,071	428,462

	453,128	433,031

Share of income (loss) from Operating Partnerships (Note D)	(442,380)	569,534

Expenses
Professional fees	135,051	44,782
Fund management fee, net (Note C)	1,031,110	1,169,476
Amortization	111,667	158,451
General and administrative expenses	131,845	127,073

	1,409,673	1,499,782

NET INCOME (LOSS)	$(1,398,925)	$(497,217)

Net income (loss) allocated to assignees	$(1,384,936)	$(492,245)

Net income (loss) allocated to general partner	$(13,989)	$(4,972)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2013	2012

Income
Interest income	$115	$236
Other income	-	-

	115	236

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,820	98
Fund management fee, net (Note C)	21,647	24,934
Amortization	-	-
General and administrative expenses	5,417	6,364

	30,884	31,396

NET INCOME (LOSS)	$(30,769)	$(31,160)

Net income (loss) allocated to assignees	$(30,461)	$(30,848)

Net income (loss) allocated to general partner	$(308)	$(312)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2013	2012

Income
Interest income	$79	$153
Other income	7,154	-

	7,233	153

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,900	49
Fund management fee, net (Note C)	15,182	16,770
Amortization	-	-
General and administrative expenses	3,835	4,093

	21,917	20,912

NET INCOME (LOSS)	$(14,684)	$(20,759)

Net income (loss) allocated to assignees	$(14,537)	$(20,551)

Net income (loss) allocated to general partner	$(147)	$(208)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2013	2012

Income
Interest income	$138	$86
Other income	5,683	5,683

	5,821	5,769

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,900	69
Fund management fee, net (Note C)	13,615	32,216
Amortization	-	-
General and administrative expenses	4,481	5,317

	22,996	37,602

NET INCOME (LOSS)	$(17,175)	$(31,833)

Net income (loss) allocated to assignees	$(17,003)	$(31,515)

Net income (loss) allocated to general partner	$(172)	$(318)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2013	2012

Income
Interest income	$84	$70
Other income	-	68,066

	84	68,136

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,130	90
Fund management fee, net (Note C)	19,180	21,944
Amortization	-	-
General and administrative expenses	5,044	6,051

	28,354	28,085

NET INCOME (LOSS)	$(28,270)	$40,051

Net income (loss) allocated to assignees	$(27,987)	$39,650

Net income (loss) allocated to general partner	$(283)	$401

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2013	2012

Income
Interest income	$647	$182
Other income	952	1,870

	1,599	2,052

Share of income (loss) from Operating Partnerships (Note D)	-	27,680

Expenses
Professional fees	4,590	55
Fund management fee, net (Note C)	22,713	29,604
Amortization	-	-
General and administrative expenses	4,222	4,757

	31,525	34,416

NET INCOME (LOSS)	$(29,926)	$(4,684)

Net income (loss) allocated to assignees	$(29,627)	$(4,637)

Net income (loss) allocated to general partner	$(299)	$(47)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2013	2012

Income
Interest income	$851	$336
Other income	10,162	1,419

	11,013	1,755

Share of income (loss) from Operating Partnerships (Note D)	-	48,325

Expenses
Professional fees	3,515	74
Fund management fee, net (Note C)	9,164	16,697
Amortization	-	-
General and administrative expenses	4,709	5,492

	17,388	22,263

NET INCOME (LOSS)	$(6,375)	$27,817

Net income (loss) allocated to assignees	$(6,311)	$27,539

Net income (loss) allocated to general partner	$(64)	$278

Net income (loss) per BAC	$(.00)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2013	2012

Income
Interest income	$274	$332
Other income	4,224	5,169

	4,498	5,501

Share of income (loss) from Operating Partnerships (Note D)	-	538,243

Expenses
Professional fees	7,975	98
Fund management fee, net (Note C)	48,410	72,970
Amortization	-	-
General and administrative expenses	5,651	6,310

	62,036	79,378

NET INCOME (LOSS)	$(57,538)	$464,366

Net income (loss) allocated to assignees	$(56,963)	$459,722

Net income (loss) allocated to general partner	$(575)	$4,644

Net income (loss) per BAC	$(.01)	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2013	2012

Income
Interest income	$156	$214
Other income	15,536	21,576

	15,692	21,790

Share of income (loss) from Operating Partnerships (Note D)	-	575,945

Expenses
Professional fees	4,130	56
Fund management fee, net (Note C)	32,995	37,178
Amortization	-	16,347
General and administrative expenses	4,221	4,276

	41,346	57,857

NET INCOME (LOSS)	$(25,654)	$539,878

Net income (loss) allocated to assignees	$(25,397)	$534,479

Net income (loss) allocated to general partner	$(257)	$5,399

Net income (loss) per BAC	$(.01)	$.22

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2013	2012

Income
Interest income	$300	$242
Other income	243,265	262,129

	243,565	262,371

Share of income (loss) from Operating Partnerships (Note D)	50,000	-

Expenses
Professional fees	5,820	86
Fund management fee, net (Note C)	(26,892)	33,396
Amortization	-	-
General and administrative expenses	5,157	5,102

	(15,915)	38,584

NET INCOME (LOSS)	$309,480	$223,787

Net income (loss) allocated to assignees	$306,385	$221,549

Net income (loss) allocated to general partner	$3,095	$2,238

Net income (loss) per BAC	$.08	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2013	2012

Income
Interest income	$61	$154
Other income	6,577	-

	6,638	154

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	7,477	35,769
Fund management fee, net (Note C)	67,455	42,041
Amortization	-	-
General and administrative expenses	5,316	6,138

	80,248	83,948

NET INCOME (LOSS)	$(73,610)	$(83,794)

Net income (loss) allocated to assignees	$(72,874)	$(82,956)

Net income (loss) allocated to general partner	$(736)	$(838)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2013	2012

Income
Interest income	$177	$224
Other income	-	-

	177	224

Share of income (loss) from Operating Partnerships (Note D)	-	72,943

Expenses
Professional fees	4,435	57
Fund management fee, net (Note C)	36,949	43,536
Amortization	-	-
General and administrative expenses	4,306	4,450

	45,690	48,043

NET INCOME (LOSS)	$(45,513)	$25,124

Net income (loss) allocated to assignees	$(45,058)	$24,873

Net income (loss) allocated to general partner	$(455)	$251

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2013	2012

Income
Interest income	$179	$130
Other income	192	5,967

	371	6,097

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	7,030	87
Fund management fee, net (Note C)	55,195	29,802
Amortization	-	-
General and administrative expenses	5,296	4,495

	67,521	34,384

NET INCOME (LOSS)	$(67,150)	$(28,287)

Net income (loss) allocated to assignees	$(66,479)	$(28,004)

Net income (loss) allocated to general partner	$(671)	$(283)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2013	2012

Income
Interest income	$221	$283
Other income	-	-

	221	283

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,130	95
Fund management fee, net (Note C)	68,544	56,857
Amortization	-	-
General and administrative expenses	5,328	5,735

	78,002	62,687

NET INCOME (LOSS)	$(77,781)	$(62,404)

Net income (loss) allocated to assignees	$(77,003)	$(61,780)

Net income (loss) allocated to general partner	$(778)	$(624)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2013	2012

Income
Interest income	$151	$181
Other income	1,406	-

	1,557	181

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,055	1,546
Fund management fee, net (Note C)	30,852	30,852
Amortization	-	-
General and administrative expenses	4,003	3,963

	37,910	36,361

NET INCOME (LOSS)	$(36,353)	$(36,180)

Net income (loss) allocated to assignees	$(35,989)	$(35,818)

Net income (loss) allocated to general partner	$(364)	$(362)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2013	2012

Income
Interest income	$12	$5
Other income	25,146	11,182

	25,158	11,187

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,423	5,473
Fund management fee, net (Note C)	64,149	73,299
Amortization	-	-
General and administrative expenses	4,657	4,146

	75,229	82,918

NET INCOME (LOSS)	$(50,071)	$(71,731)

Net income (loss) allocated to assignees	$(49,570)	$(71,014)

Net income (loss) allocated to general partner	$(501)	$(717)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2013	2012

Income
Interest income	$83	$27
Other income	4,950	-

	5,033	27

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,515	368
Fund management fee, net (Note C)	48,061	57,090
Amortization	-	-
General and administrative expenses	4,554	4,112

	56,130	61,570

NET INCOME (LOSS)	$(51,097)	$(61,543)

Net income (loss) allocated to assignees	$(50,586)	$(60,928)

Net income (loss) allocated to general partner	$(511)	$(615)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2013	2012

Income
Interest income	$352	$61
Other income	9,862	18,100

	10,214	18,161

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,603	43
Fund management fee, net (Note C)	26,922	32,429
Amortization	-	-
General and administrative expenses	3,828	3,592

	34,353	36,064

NET INCOME (LOSS)	$(24,139)	$(17,903)

Net income (loss) allocated to assignees	$(23,898)	$(17,724)

Net income (loss) allocated to general partner	$(241)	$(179)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2013	2012

Income
Interest income	$180	$241
Other income	17,378	9,940

	17,558	10,181

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,900	47
Fund management fee, net (Note C)	38,827	40,698
Amortization	-	-
General and administrative expenses	3,870	3,677

	45,597	44,422

NET INCOME (LOSS)	$(28,039)	$(34,241)

Net income (loss) allocated to assignees	$(27,759)	$(33,899)

Net income (loss) allocated to general partner	$(280)	$(342)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2013	2012

Income
Interest income	$89	$97
Other income	13,231	2,436

	13,320	2,533

Share of income (loss) from Operating Partnerships (Note D)	-	(24,773)

Expenses
Professional fees	3,360	50
Fund management fee, net (Note C)	33,041	36,041
Amortization	-	-
General and administrative expenses	3,986	3,732

	40,387	39,823

NET INCOME (LOSS)	$(27,067)	$(62,063)

Net income (loss) allocated to assignees	$(26,796)	$(61,442)

Net income (loss) allocated to general partner	$(271)	$(621)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2013	2012

Income
Interest income	$75	$143
Other income	4,310	7,345

	4,385	7,488

Share of income (loss) from Operating Partnerships (Note D)	-	(52,568)

Expenses
Professional fees	3,205	41
Fund management fee, net (Note C)	28,500	27,000
Amortization	-	-
General and administrative expenses	3,759	3,564

	35,464	30,605

NET INCOME (LOSS)	$(31,079)	$(75,685)

Net income (loss) allocated to assignees	$(30,768)	$(74,928)

Net income (loss) allocated to general partner	$(311)	$(757)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2013	2012

Income
Interest income	$23	$20
Other income	-	7,580

	23	7,600

Share of income (loss) from Operating Partnerships (Note D)	-	(63,144)

Expenses
Professional fees	4,285	46
Fund management fee, net (Note C)	50,004	49,329
Amortization	-	-
General and administrative expenses	4,378	3,839

	58,667	53,214

NET INCOME (LOSS)	$(58,644)	$(108,758)

Net income (loss) allocated to assignees	$(58,058)	$(107,670)

Net income (loss) allocated to general partner	$(586)	$(1,088)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2013	2012

Income
Interest income	$115	$143
Other income	4,643	-

	4,758	143

Share of income (loss) from Operating Partnerships (Note D)	-	(104,338)

Expenses
Professional fees	4,900	116
Fund management fee, net (Note C)	47,820	51,495
Amortization	-	28,326
General and administrative expenses	5,569	4,355

	58,289	84,292

NET INCOME (LOSS)	$(53,531)	$(188,487)

Net income (loss) allocated to assignees	$(52,996)	$(186,602)

Net income (loss) allocated to general partner	$(535)	$(1,885)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2013	2012

Income
Interest income	$156	$195
Other income	38,011	-

	38,167	195

Share of income (loss) from Operating Partnerships (Note D)	(42,920)	3,835

Expenses
Professional fees	5,205	110
Fund management fee, net (Note C)	51,030	49,661
Amortization	17,290	17,290
General and administrative expenses	7,559	5,089

	81,084	72,150

NET INCOME (LOSS)	$(85,837)	$(68,120)

Net income (loss) allocated to assignees	$(84,979)	$(67,439)

Net income (loss) allocated to general partner	$(858)	$(681)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2013	2012

Income
Interest income	$127	$110
Other income	35,389	-

	35,516	110

Share of income (loss) from Operating Partnerships (Note D)	(96,007)	(39,032)

Expenses
Professional fees	5,360	69
Fund management fee, net (Note C)	53,352	64,895
Amortization	16,698	16,698
General and administrative expenses	5,988	4,587

	81,398	86,249

NET INCOME (LOSS)	$(141,889)	$(125,171)

Net income (loss) allocated to assignees	$(140,470)	$(123,919)

Net income (loss) allocated to general partner	$(1,419)	$(1,252)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2013	2012

Income
Interest income	$162	$254
Other income	-	-

	162	254

Share of income (loss) from Operating Partnerships (Note D)	(28,648)	(81,526)

Expenses
Professional fees	13,725	54
Fund management fee, net (Note C)	34,243	58,175
Amortization	70,700	70,700
General and administrative expenses	4,935	4,107

	123,603	133,036

NET INCOME (LOSS)	$(152,089)	$(214,308)

Net income (loss) allocated to assignees	$(150,568)	$(212,165)

Net income (loss) allocated to general partner	$(1,521)	$(2,143)

Net income (loss) per BAC	$(.06)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2013	2012

Income
Interest income	$137	$274
Other income	-	-

	137	274

Share of income (loss) from Operating Partnerships (Note D)	(207,193)	(192,874)

Expenses
Professional fees	6,435	77
Fund management fee, net (Note C)	80,763	81,893
Amortization	4,454	4,454
General and administrative expenses	6,607	5,180

	98,259	91,604

NET INCOME (LOSS)	$(305,315)	$(284,204)

Net income (loss) allocated to assignees	$(302,262)	$(281,362)

Net income (loss) allocated to general partner	$(3,053)	$(2,842)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2013	2012

Income
Interest income	$113	$176
Other income	-	-

	113	176

Share of income (loss) from Operating Partnerships (Note D)	(117,612)	(139,182)

Expenses
Professional fees	4,228	59
Fund management fee, net (Note C)	59,389	58,674
Amortization	2,525	4,636
General and administrative expenses	5,169	4,550

	71,311	67,919

NET INCOME (LOSS)	$(188,810)	$(206,925)

Net income (loss) allocated to assignees	$(186,922)	$(204,856)

Net income (loss) allocated to general partner	$(1,888)	$(2,069)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(20,579,829)	$(7,446,485)	$(28,026,314)

Net income (loss)	(1,384,936)	(13,989)	(1,398,925)

Partners' capital (deficit), June 30, 2013	$(21,964,765)	$(7,460,474)	$(29,425,239)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2013	$(1,562,568)	$(327,149)	$(1,889,717)

Net income (loss)	(30,461)	(308)	(30,769)

Partners' capital (deficit), June 30, 2013	$(1,593,029)	$(327,457)	$(1,920,486)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2013	$(1,096,744)	$(174,665)	$(1,271,409)

Net income (loss)	(14,537)	(147)	(14,684)

Partners' capital (deficit), June 30, 2013	$(1,111,281)	$(174,812)	$(1,286,093)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2013	$(2,458,216)	$(246,127)	$(2,704,343)

Net income (loss)	(17,003)	(172)	(17,175)

Partners' capital (deficit), June 30, 2013	$(2,475,219)	$(246,299)	$(2,721,518)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2013	$(1,998,039)	$(307,906)	$(2,305,945)

Net income (loss)	(27,987)	(283)	(28,270)

Partners' capital (deficit), June 30, 2013	$(2,026,026)	$(308,189)	$(2,334,215)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2013	$(545,303)	$(192,677)	$(737,980)

Net income (loss)	(29,627)	(299)	(29,926)

Partners' capital (deficit), June 30, 2013	$(574,930)	$(192,976)	$(767,906)

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2013	$2,842,324	$(231,334)	$2,610,990

Net income (loss)	(6,311)	(64)	(6,375)

Partners' capital (deficit), June 30, 2013	$2,836,013	$(231,398)	$2,604,615

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2013	$109,894	$(342,580)	$(232,686)

Net income (loss)	(56,963)	(575)	(57,538)

Partners' capital (deficit), June 30, 2013	$52,931	$(343,155)	$(290,224)

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2013	$(1,163,460)	$(220,285)	$(1,383,745)

Net income (loss)	(25,397)	(257)	(25,654)

Partners' capital (deficit), June 30, 2013	$(1,188,857)	$(220,542)	$(1,409,399)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2013	$(872,244)	$(356,031)	$(1,228,275)

Net income (loss)	306,385	3,095	309,480

Partners' capital (deficit), June 30, 2013	$(565,859)	$(352,936)	$(918,795)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2013	$(3,063,110)	$(373,008)	$(3,436,118)

Net income (loss)	(72,874)	(736)	(73,610)

Partners' capital (deficit), June 30, 2013	$(3,135,984)	$(373,744)	$(3,509,728)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2013	$(1,151,819)	$(240,984)	$(1,392,803)

Net income (loss)	(45,058)	(455)	(45,513)

Partners' capital (deficit), June 30, 2013	$(1,196,877)	$(241,439)	$(1,438,316)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2013	$(2,334,212)	$(406,667)	$(2,740,879)

Net income (loss)	(66,479)	(671)	(67,150)

Partners' capital (deficit), June 30, 2013	$(2,400,691)	$(407,338)	$(2,808,029)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2013	$(2,149,545)	$(432,180)	$(2,581,725)

Net income (loss)	(77,003)	(778)	(77,781)

Partners' capital (deficit), June 30, 2013	$(2,226,548)	$(432,958)	$(2,659,506)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2013	$(1,446,266)	$(242,669)	$(1,688,935)

Net income (loss)	(35,989)	(364)	(36,353)

Partners' capital (deficit), June 30, 2013	$(1,482,255)	$(243,033)	$(1,725,288)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2013	$(3,231,619)	$(336,067)	$(3,567,686)

Net income (loss)	(49,570)	(501)	(50,071)

Partners' capital (deficit), June 30, 2013	$(3,281,189)	$(336,568)	$(3,617,757)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2013	$(1,651,752)	$(301,558)	$(1,953,310)

Net income (loss)	(50,586)	(511)	(51,097)

Partners' capital (deficit), June 30, 2013	$(1,702,338)	$(302,069)	$(2,004,407)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2013	$(484,295)	$(185,360)	$(669,655)

Net income (loss)	(23,898)	(241)	(24,139)

Partners' capital (deficit), June 30, 2013	$(508,193)	$(185,601)	$(693,794)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2013	$(1,559,442)	$(233,493)	$(1,792,935)

Net income (loss)	(27,759)	(280)	(28,039)

Partners' capital (deficit), June 30, 2013	$(1,587,201)	$(233,773)	$(1,820,974)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2013	$(1,144,857)	$(232,054)	$(1,376,911)

Net income (loss)	(26,796)	(271)	(27,067)

Partners' capital (deficit), June 30, 2013	$(1,171,653)	$(232,325)	$(1,403,978)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2013	$(1,059,085)	$(209,124)	$(1,268,209)

Net income (loss)	(30,768)	(311)	(31,079)

Partners' capital (deficit), June 30, 2013	$(1,089,853)	$(209,435)	$(1,299,288)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2013	$(2,273,622)	$(250,182)	$(2,523,804)

Net income (loss)	(58,058)	(586)	(58,644)

Partners' capital (deficit), June 30, 2013	$(2,331,680)	$(250,768)	$(2,582,448)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2013	$(2,444,612)	$(276,379)	$(2,720,991)

Net income (loss)	(52,996)	(535)	(53,531)

Partners' capital (deficit), June 30, 2013	$(2,497,608)	$(276,914)	$(2,774,522)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2013	$(972,931)	$(253,200)	$(1,226,131)

Net income (loss)	(84,979)	(858)	(85,837)

Partners' capital (deficit), June 30, 2013	$(1,057,910)	$(254,058)	$(1,311,968)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2013	$26,856	$(324,498)	$(297,642)

Net income (loss)	(140,470)	(1,419)	(141,889)

Partners' capital (deficit), June 30, 2013	$(113,614)	$(325,917)	$(439,531)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2013	$1,153,340	$(228,197)	$925,143

Net income (loss)	(150,568)	(1,521)	(152,089)

Partners' capital (deficit), June 30, 2013	$1,002,772	$(229,718)	$773,054

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2013	$4,448,786	$(312,297)	$4,136,489

Net income (loss)	(302,262)	(3,053)	(305,315)

Partners' capital (deficit), June 30, 2013	$4,146,524	$(315,350)	$3,381,174

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2013	$5,502,712	$(209,814)	$5,292,898

Net income (loss)	(186,922)	(1,888)	(188,810)

Partners' capital (deficit), June 30, 2013	$5,315,790	$(211,702)	$5,104,088

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(1,398,925)	$(497,217)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	111,667	158,451
Distributions from Operating Partnerships	37,659	109,083
Share of (Income) Loss from Operating Partnerships	442,380	(569,534)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(43,678)	(5,000)
Decrease (Increase) in other assets	15,511	(28,964)
(Decrease) Increase in accounts payable affiliates	(1,819,174)	1,480,720

Net cash (used in) provided by operating activities	(2,654,560)	647,539

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(251,962)	-
Proceeds from the disposition of Operating Partnerships	668,889	1,263,136

Net cash provided by investing activities	416,927	1,263,136

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,237,633)	1,910,675

Cash and cash equivalents, beginning	10,156,227	7,526,780

Cash and cash equivalents, ending	$7,918,594	$9,437,455

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(30,769)	$(31,160)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(20,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	19,137	26,817

Net cash (used in) provided by operating activities	(31,632)	(4,343)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,632)	(4,343)

Cash and cash equivalents, beginning	158,143	479,690

Cash and cash equivalents, ending	$126,511	$475,347

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2013	2012

Cash flows from operating activities:
Net income (loss)	$(14,684)	$(20,759)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,770	16,770

Net cash (used in) provided by operating activities	2,086	(13,989)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,086	(13,989)

Cash and cash equivalents, beginning	128,750	244,322

Cash and cash equivalents, ending	$130,836	$230,333

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement
Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(17,175)	$(31,833)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(71,760)	37,717

Net cash (used in) provided by operating activities	(88,935)	5,884

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,935)	5,884

Cash and cash equivalents, beginning	223,347	156,063

Cash and cash equivalents, ending	$134,412	$161,947

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(28,270)	$40,051
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	3,780	32,694

Net cash (used in) provided by operating activities	(24,490)	72,745

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,490)	72,745

Cash and cash equivalents, beginning	172,186	114,217

Cash and cash equivalents, ending	$147,696	$186,962

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(29,926)	$(4,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(27,680)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	3,422	(4,536)
(Decrease) Increase in accounts payable affiliates	(1,542,276)	34,815

Net cash (used in) provided by operating activities	(1,568,780)	2,915

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	27,680

Net cash provided by investing activities	-	27,680

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,568,780)	30,595

Cash and cash equivalents, beginning	1,726,961	278,922

Cash and cash equivalents, ending	$158,181	$309,517

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(6,375)	$27,817
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(48,325)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	7,726	-
(Decrease) Increase in accounts payable affiliates	-	22,464

Net cash (used in) provided by operating activities	6,351	1,956

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	618,889	48,325

Net cash provided by investing activities	618,889	48,325

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	625,240	50,281

Cash and cash equivalents, beginning	1,984,103	492,120

Cash and cash equivalents, ending	$2,609,343	$542,401

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(57,538)	$464,366
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(538,243)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	-
Decrease (Increase) in other assets	4,363	-
(Decrease) Increase in accounts payable affiliates	(17,433)	80,289

Net cash (used in) provided by operating activities	(73,108)	6,412

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	538,243

Net cash provided by investing activities	-	538,243

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(73,108)	544,655

Cash and cash equivalents, beginning	271,051	563,940

Cash and cash equivalents, ending	$197,943	$1,108,595

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(25,654)	$539,878
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	16,347
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(575,945)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66	58,428

Net cash (used in) provided by operating activities	(33,088)	38,708

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	575,945

Net cash provided by investing activities	-	575,945

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,088)	614,653

Cash and cash equivalents, beginning	230,059	312,310

Cash and cash equivalents, ending	$196,971	$926,963

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2013	2012

Cash flows from operating activities:

Net income (loss)	$309,480	$223,787
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	(50,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(187,499)	77,817

Net cash (used in) provided by operating activities	79,481	301,604

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	50,000	-

Net cash provided by investing activities	50,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	129,481	301,604

Cash and cash equivalents, beginning	386,279	329,156

Cash and cash equivalents, ending	$515,760	$630,760

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(73,610)	$(83,794)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,851	82,851

Net cash (used in) provided by operating activities	9,241	(943)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,241	(943)

Cash and cash equivalents, beginning	82,084	246,671

Cash and cash equivalents, ending	$91,325	$245,728

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(45,513)	$25,124
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	(72,943)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	162	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	38,787	43,536

Net cash (used in) provided by operating activities	(6,564)	(4,283)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	72,943

Net cash provided by investing activities	-	72,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,564)	68,660

Cash and cash equivalents, beginning	269,758	304,531

Cash and cash equivalents, ending	$263,194	$373,191

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(67,150)	$(28,287)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	83,127	91,038

Net cash (used in) provided by operating activities	15,977	62,751

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,977	62,751

Cash and cash equivalents, beginning	233,992	185,230

Cash and cash equivalents, ending	$249,969	$247,981

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(77,781)	$(62,404)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	67,095	70,857

Net cash (used in) provided by operating activities	(10,686)	8,453

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,686)	8,453

Cash and cash equivalents, beginning	337,905	429,921

Cash and cash equivalents, ending	$327,219	$438,374

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(36,353)	$(36,180)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	30,852	30,852

Net cash (used in) provided by operating activities	(5,501)	(5,328)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,501)	(5,328)

Cash and cash equivalents, beginning	201,600	277,132

Cash and cash equivalents, ending	$196,099	$271,804

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(50,071)	$(71,731)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	67,430	76,161

Net cash (used in) provided by operating activities	17,359	4,430

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,359	4,430

Cash and cash equivalents, beginning	63,811	14,637

Cash and cash equivalents, ending	$81,170	$19,067

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(51,097)	$(61,543)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	50,520	57,090

Net cash (used in) provided by operating activities	(577)	(4,453)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(577)	(4,453)

Cash and cash equivalents, beginning	101,782	118,570

Cash and cash equivalents, ending	$101,205	$114,117

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(24,139)	$(17,903)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(966,880)	40,149

Net cash (used in) provided by operating activities	(991,019)	22,246

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(991,019)	22,246

Cash and cash equivalents, beginning	1,437,216	159,780

Cash and cash equivalents, ending	$446,197	$182,026

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(28,039)	$(34,241)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	211	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	23,388	16,975

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,388	16,975

Cash and cash equivalents, beginning	287,786	378,738

Cash and cash equivalents, ending	$311,174	$395,713

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(27,067)	$(62,063)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	5,260
Share of (Income) Loss from Operating Partnerships	-	24,773
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

Net cash (used in) provided by operating activities	14,033	9,070

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,033	9,070

Cash and cash equivalents, beginning	175,521	224,156

Cash and cash equivalents, ending	$189,554	$233,226

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(31,079)	$(75,685)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	5,260
Share of (Income) Loss from Operating Partnerships	-	52,568
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,200	34,200

Net cash (used in) provided by operating activities	3,121	16,343

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,121	16,343

Cash and cash equivalents, beginning	142,890	182,356

Cash and cash equivalents, ending	$146,011	$198,699

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(58,644)	$(108,758)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (Income) Loss from Operating Partnerships	-	63,144
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	53,512	50,004

		-
Net cash (used in) provided by operating activities	(5,132)	4,390

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

		-
Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,132)	4,390

Cash and cash equivalents, beginning	92,145	81,751

Cash and cash equivalents, ending	$87,013	$86,141

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(53,531)	$(188,487)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	28,326
Distributions from Operating Partnerships	-	1,963
Share of (Income) Loss from Operating Partnerships	-	104,338
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	59,517	59,517

Net cash (used in) provided by operating activities	5,986	5,657

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,986	5,657

Cash and cash equivalents, beginning	147,099	194,350

Cash and cash equivalents, ending	$153,085	$200,007

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(85,837)	$(68,120)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	17,290	17,290
Distributions from Operating Partnerships	2,505	21,751
Share of (Income) Loss from Operating Partnerships	42,920	(3,835)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	12,175	62,445

Net cash (used in) provided by operating activities	(10,947)	29,531

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,947)	29,531

Cash and cash equivalents, beginning	259,722	341,295

Cash and cash equivalents, ending	$248,775	$370,826

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(141,889)	$(125,171)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	16,698	16,698
Distributions from Operating Partnerships	19,114	32,866
Share of (Income) Loss from Operating Partnerships	96,007	39,032
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(10,991)
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	66,625	29,129

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	66,625	29,129

Cash and cash equivalents, beginning	244,501	226,214

Cash and cash equivalents, ending	$311,126	$255,343

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(152,089)	$(214,308)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	70,700	70,700
Distributions from Operating Partnerships	-	9,000
Share of (Income) Loss from Operating Partnerships	28,648	81,526
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(21,551)	-
Decrease (Increase) in other assets	-	(13,437)
(Decrease) Increase in accounts payable affiliates	74,965	71,175

Net cash (used in) provided by operating activities	673	4,656

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(251,962)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	(251,962)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(251,289)	4,656

Cash and cash equivalents, beginning	342,053	423,458

Cash and cash equivalents, ending	$90,764	$428,114

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(305,315)	$(284,204)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	4,454	4,454
Distributions from Operating Partnerships	8,223	22,214
Share of (Income) Loss from Operating Partnerships	207,193	192,874
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	40,497	91,641

Net cash (used in) provided by operating activities	(49,948)	26,979

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,948)	26,979

Cash and cash equivalents, beginning	274,823	462,109

Cash and cash equivalents, ending	$224,875	$489,088

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(188,810)	$(206,925)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	2,525	4,636
Distributions from Operating Partnerships	7,817	10,769
Share of (Income) Loss from Operating Partnerships	117,612	139,182
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	1,526	10,044

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,526	10,044

Cash and cash equivalents, beginning	180,660	305,141

Cash and cash equivalents, ending	$182,186	$315,185

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2013
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE A - ORGANIZATION (continued)
Series	Closing Date	BACs Sold	Equity Raised
Series 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,838	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,151	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,269,256
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31, 2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,670
Series 46	December 19, 2003	2,980,998	$29,809,980

The Fund concluded its public offering of BACs in the Fund on December 19, 2003.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2013 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2013 and 2012, an impairment loss of $147,078 and $1,595,113, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 4 years.

Accumulated amortization of acquisition costs by Series as of June 30, 2013 and 2012, are as follows:

	2013	2012
Series 27	$ -	$ 212,523
Series 41	-	28,326
Series 42	86,450	17,290
Series 43	83,490	16,698
Series 44	1,201,899	919,099
Series 45	22,270	4,454
Series 46	2,525	4,636
	$1,396,634	$1,203,026

The annual amortization for deferred acquisition costs for the years ending June 30, 2014, 2015, 2016 and 2017 is estimated to be $446,667, $446,667, $446,667, and $335,000, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2013 and 2012, are as follows:
	2013	2012
Series 20	$ 25,539	$ 26,817
Series 21	16,770	16,770
Series 22	18,615	37,717
Series 23	22,680	32,694
Series 24	27,003	34,815
Series 25	13,026	22,464
Series 26	57,567	80,289
Series 27	56,349	58,428
Series 28	71,276	77,817
Series 29	82,851	82,851
Series 30	38,787	43,536
Series 31	83,127	91,038
Series 32	68,544	70,857
Series 33	30,852	30,852
Series 34	64,149	73,299
Series 35	50,520	57,090
Series 36	33,120	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,517	59,517
Series 42	62,175	62,445
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	90,939	91,641
Series 46	62,382	62,382
	$1,360,178	$1,477,858

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2013 and 2012 are as follows:
	2013	2012
Series 20	$ 6,402	$ -
Series 22	90,375	-
Series 23	18,900	-
Series 24	1,569,279	-
Series 25	13,026	-
Series 26	75,000	-
Series 27	56,283	-
Series 28	258,775	-
Series 32	1,449	-
Series 36	1,000,000	-
Series 42	50,000	-
Series 45	50,442	-
	$3,189,931	$ -

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2013 and 2012, the Fund has limited partnership interests in 398 and 442 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2013 and 2012 are as follows:
	2013	2012
Series 20	11	12
Series 21	5	6
Series 22	9	20
Series 23	11	15
Series 24	13	16
Series 25	7	11
Series 26	31	39
Series 27	13	15
Series 28	20	24
Series 29	21	21
Series 30	16	17
Series 31	25	26
Series 32	15	15
Series 33	8	8
Series 34	13	14
Series 35	10	11
Series 36	9	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	20	20
Series 42	21	21
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	398	442

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2013 and 2012, are as follows:
	2013	2012
Series 22	$ 9,352	$ 9,352
Series 24	-	9,999
Series 26	1,293	14,490
Series 27	10,020	10,020
Series 28	40,968	40,968
Series 29	10,197	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	173,561	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	121,112	121,112
Series 44	-	254,640
Series 45	16,724	16,724
	$858,144	$1,135,980

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2013 the Fund disposed of one Operating Partnership. The Fund also had a partial disposition of one Operating Partnership. A summary of the dispositions by Series for June 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition

Series 22	1	-	$-	$-
Series 25	-	-	618,889	-
Series 28	-	-	50,000	50,000

Total	1	-	$668,889	$50,000

* Fund proceeds from disposition include $618,889 recorded as a receivable as of March 31, 2013, for Series 25.

During the three months ended June 30, 2012 the Fund disposed of three Operating Partnerships. The Fund also received additional proceeds from six Operating Partnerships that were disposed of in the prior year of $1,263,136. The payment of the additional proceeds were contingent upon several factors including timely completion of a minor rehabilitation at the property. A summary of the dispositions by Series for June 30, 2012 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition	Gain on Disposition

Series 24	2	-	27,680	27,680
Series 25	-	-	48,325	48,325
Series 26	-	-	538,243	538,243
Series 27	-	-	575,945	575,945
Series 30	-	-	72,943	72,943
Series 42	1	-	-	-

Total	3	-	$1,263,136	$1,263,136

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013
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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2013.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2013	2012

Revenues
Rental	$ 33,139,905	$ 35,357,571
Interest and other	946,955	1,051,584
	34,086,860	36,409,155

Expenses
Interest	6,389,626	7,297,759
Depreciation and amortization	9,851,546	10,463,735
Operating expenses	21,953,822	23,269,874
	38,194,994	41,031,368

NET LOSS	$ (4,108,134)	$ (4,622,213)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,067,049)	$ (4,575,990)

Net loss allocated to other Partners	$ (41,085)	$ (46,223)

* Amounts include $(3,574,669) and $(3,882,388) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2013	2012
Revenues
Rental	$ 661,277	$ 671,891
Interest and other	9,074	18,476
	670,351	690,367

Expenses
Interest	124,387	105,536
Depreciation and amortization	162,247	171,357
Operating expenses	459,324	464,721
	745,958	741,614

NET LOSS	$ (75,607)	$ (51,247)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (74,851)	$ (50,735)

Net loss allocated to other Partners	$ (756)	$ (512)

* Amounts include $(74,851) and $(50,735) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2013	2012
Revenues
Rental	$ 490,086	$ 477,583
Interest and other	6,035	8,792
	496,121	486,375

Expenses
Interest	125,449	157,053
Depreciation and amortization	90,309	96,439
Operating expenses	296,220	301,588
	511,978	555,080

NET LOSS	$ (15,857)	$ (68,705)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (15,698)	$ (68,018)

Net loss allocated to other Partners	$ (159)	$ (687)

* Amounts include $(15,698) and $(68,018) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2013	2012
Revenues
Rental	$ 432,208	$ 866,753
Interest and other	6,463	22,798
	438,671	889,551

Expenses
Interest	74,144	132,424
Depreciation and amortization	101,660	275,593
Operating expenses	324,028	556,283
	499,832	964,300

NET LOSS	$ (61,161)	$ (74,749)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (60,549)	$ (74,002)

Net loss allocated to other Partners	$ (612)	$ (747)

* Amounts include $(60,549) and $(74,002) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2013	2012
Revenues
Rental	$ 777,025	$ 934,703
Interest and other	33,334	30,991
	810,359	965,694

Expenses
Interest	133,817	146,930
Depreciation and amortization	170,071	213,075
Operating expenses	516,424	675,396
	820,312	1,035,401

NET LOSS	$ (9,953)	$ (69,707)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (9,852)	$ (69,009)

Net loss allocated to other Partners	$ (101)	$ (698)

* Amounts include $(9,852) and $(69,009) for 2013 and 2012, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2013	2012
Revenues
Rental	$ 547,649	$ 709,150
Interest and other	11,597	21,225
	559,246	730,375

Expenses
Interest	78,191	112,882
Depreciation and amortization	167,495	171,016
Operating expenses	373,268	499,660
	618,954	783,558

NET LOSS	$ (59,708)	$ (53,183)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (59,111)	$ (52,651)

Net loss allocated to other Partners	$ (597)	$ (532)

* Amounts include $(59,111) and $(52,651) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2013	2012
Revenues
Rental	$ 330,118	$ 625,517
Interest and other	5,673	12,739
	335,791	638,256

Expenses
Interest	53,419	108,342
Depreciation and amortization	81,318	140,311
Operating expenses	273,747	415,535
	408,484	664,188

NET LOSS	$ (72,693)	$ (25,932)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (71,966)	$ (25,673)

Net loss allocated to other Partners	$ (727)	$ (259)

* Amounts include $(71,966) and $(25,673) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2013	2012
Revenues
Rental	$ 1,430,194	$ 2,132,464
Interest and other	76,918	86,164
	1,507,112	2,218,628

Expenses
Interest	259,143	378,191
Depreciation and amortization	469,647	534,679
Operating expenses	1,067,822	1,562,236
	1,796,612	2,475,106

NET LOSS	$ (289,500)	$ (256,478)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (286,605)	$ (253,913)

Net loss allocated to other Partners	$ (2,895)	$ (2,565)

* Amounts include $(286,605) and $(253,913) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2013	2012
Revenues
Rental	$ 1,377,433	$ 1,386,038
Interest and other	16,709	18,198
	1,394,142	1,404,236

Expenses
Interest	286,600	326,859
Depreciation and amortization	315,420	333,498
Operating expenses	813,078	784,124
	1,415,098	1,444,481

NET LOSS	$ (20,956)	$ (40,245)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (20,746)	$ (39,843)

Net loss allocated to other Partners	$ (210)	$ (402)

* Amounts include $(20,746) and $(39,843) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2013	2012
Revenues
Rental	$ 1,711,027	$ 1,840,175
Interest and other	23,901	40,229
	1,734,928	1,880,404

Expenses
Interest	293,430	325,514
Depreciation and amortization	476,903	501,463
Operating expenses	1,160,120	1,219,404
	1,930,453	2,046,381

NET LOSS	$ (195,525)	$ (165,977)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (193,570)	$ (164,317)

Net loss allocated to other Partners	$ (1,955)	$ (1,660)

* Amounts include $(193,570) and $(164,317) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2013	2012
Revenues
Rental	$ 1,955,470	$ 1,884,898
Interest and other	48,632	43,994
	2,004,102	1,928,892

Expenses
Interest	349,173	340,998
Depreciation and amortization	651,061	608,805
Operating expenses	1,326,824	1,170,900
	2,327,058	2,120,703

NET LOSS	$ (322,956)	$ (191,811)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (319,726)	$ (189,893)

Net loss allocated to other Partners	$ (3,230)	$ (1,918)

* Amounts include $(319,726) and $(189,893) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2013	2012
Revenues
Rental	$ 1,143,464	$ 1,215,485
Interest and other	33,537	18,196
	1,177,001	1,233,681

Expenses
Interest	152,492	192,535
Depreciation and amortization	249,766	253,602
Operating expenses	896,097	977,077
	1,298,355	1,423,214

NET LOSS	$ (121,354)	$ (189,533)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (120,140)	$ (187,638)

Net loss allocated to other Partners	$ (1,214)	$ (1,895)

* Amounts include $(120,140) and $(187,638) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2013	2012
Revenues
Rental	$ 2,453,810	$ 2,695,740
Interest and other	72,987	90,806
	2,526,797	2,786,546

Expenses
Interest	380,237	477,701
Depreciation and amortization	716,682	785,072
Operating expenses	1,672,169	1,770,420
	2,769,088	3,033,193

NET LOSS	$ (242,291)	$ (246,647)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (239,868)	$ (244,181)

Net loss allocated to other Partners	$ (2,423)	$ (2,466)

* Amounts include $(239,868) and $(244,181) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2013	2012
Revenues
Rental	$ 1,458,766	$ 1,465,835
Interest and other	54,936	47,751
	1,513,702	1,513,586

Expenses
Interest	294,133	310,091
Depreciation and amortization	544,169	516,648
Operating expenses	994,795	985,303
	1,833,097	1,812,042

NET LOSS	$ (319,395)	$ (298,456)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (316,201)	$ (295,471)

Net loss allocated to other Partners	$ (3,194)	$ (2,985)

* Amounts include $(316,201) and $(295,471) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2013	2012
Revenues
Rental	$ 661,949	$ 672,850
Interest and other	22,297	24,043
	684,246	696,893

Expenses
Interest	144,239	171,320
Depreciation and amortization	229,802	224,779
Operating expenses	434,486	417,017
	808,527	813,116

NET LOSS	$ (124,281)	$ (116,223)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (123,038)	$ (115,061)

Net loss allocated to other Partners	$ (1,243)	$ (1,162)

* Amounts include $(123,038) and $(115,061) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 34
	2013	2012
Revenues
Rental	$ 1,445,327	$ 1,529,406
Interest and other	41,334	49,985
	1,486,661	1,579,391

Expenses
Interest	216,240	300,404
Depreciation and amortization	476,764	578,645
Operating expenses	930,394	1,098,933
	1,623,398	1,977,982

NET LOSS	$ (136,737)	$ (398,591)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (135,370)	$ (394,605)

Net loss allocated to other Partners	$ (1,367)	$ (3,986)

* Amounts include $(135,370) and $(394,605) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,

(Unaudited)

Series 35
	2013	2012
Revenues
Rental	$ 1,091,046	$ 1,227,675
Interest and other	40,215	37,865
	1,131,261	1,265,540

Expenses
Interest	203,764	258,974
Depreciation and amortization	370,326	416,954
Operating expenses	710,534	805,320
	1,284,624	1,481,248

NET LOSS	$ (153,363)	$ (215,708)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (151,829)	$ (213,551)

Net loss allocated to other Partners	$ (1,534)	$ (2,157)

* Amounts include $(151,829) and $(213,551) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2013	2012
Revenues
Rental	$ 739,281	$ 898,899
Interest and other	18,769	17,038
	758,050	915,937

Expenses
Interest	140,851	216,108
Depreciation and amortization	226,886	235,574
Operating expenses	534,342	547,895
	902,079	999,577

NET LOSS	$ (144,029)	$ (83,640)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (142,589)	$ (82,804)

Net loss allocated to other Partners	$ (1,440)	$ (836)

* Amounts include $(142,589) and $(82,804) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2013	2012
Revenues
Rental	$ 1,124,113	$ 1,075,612
Interest and other	29,831	25,048
	1,153,944	1,100,660

Expenses
Interest	160,669	190,142
Depreciation and amortization	394,435	398,952
Operating expenses	862,315	879,734
	1,417,419	1,468,828

NET LOSS	$ (263,475)	$ (368,168)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (260,840)	$ (364,486)

Net loss allocated to other Partners	$ (2,635)	$ (3,682)

* Amounts include $(260,840) and $(364,486) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2013	2012
Revenues
Rental	$ 904,723	$ 884,576
Interest and other	16,637	28,785
	921,360	913,361

Expenses
Interest	181,654	194,411
Depreciation and amortization	242,647	258,984
Operating expenses	592,883	551,258
	1,017,184	1,004,653

NET LOSS	$ (95,824)	$ (91,292)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (94,866)	$ (90,379)

Net loss allocated to other Partners	$ (958)	$ (913)

* Amounts include $(94,866) and $(65,606) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2013	2012
Revenues
Rental	$ 687,199	$ 623,814
Interest and other	21,580	34,892
	708,779	658,706

Expenses
Interest	128,590	126,343
Depreciation and amortization	225,230	237,028
Operating expenses	491,348	479,214
	845,168	842,585

NET LOSS	$ (136,389)	$ (183,879)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (135,025)	$ (182,040)

Net loss allocated to other Partners	$ (1,364)	$ (1,839)

* Amounts include $(135,025) and $(129,472) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2013	2012
Revenues
Rental	$ 1,023,872	$ 1,223,024
Interest and other	26,354	26,656
	1,050,226	1,249,680

Expenses
Interest	242,209	236,331
Depreciation and amortization	329,794	335,702
Operating expenses	785,718	807,429
	1,357,721	1,379,462

NET LOSS	$ (307,495)	$ (129,782)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (304,420)	$ (128,484)

Net loss allocated to other Partners	$ (3,075)	$ (1,298)

* Amounts include $(304,420) and $(65,340) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2013	2012
Revenues
Rental	$ 1,388,428	$ 1,387,523
Interest and other	35,370	36,868
	1,423,798	1,424,391

Expenses
Interest	290,163	306,433
Depreciation and amortization	563,850	554,592
Operating expenses	764,691	768,661
	1,618,704	1,629,686

NET LOSS	$ (194,906)	$ (205,295)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (192,957)	$ (203,242)

Net loss allocated to other Partners	$ (1,949)	$ (2,053)

* Amounts include $(192,957) and $(98,904) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2013	2012
Revenues
Rental	$ 1,601,125	$ 1,513,307
Interest and other	45,726	60,165
	1,646,851	1,573,472

Expenses
Interest	323,803	335,210
Depreciation and amortization	439,472	429,751
Operating expenses	936,930	897,403
	1,700,205	1,662,364

NET LOSS	$ (53,354)	$ (88,892)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (52,820)	$ (88,003)

Net loss allocated to other Partners	$ (534)	$ (889)

* Amounts include $(9,900) and $(91,838) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2013	2012
Revenues
Rental	$ 1,870,431	$ 1,822,149
Interest and other	60,738	48,761
	1,931,169	1,870,910

Expenses
Interest	354,931	358,145
Depreciation and amortization	542,379	571,057
Operating expenses	1,138,874	1,088,352
	2,036,184	2,017,554

NET LOSS	$ (105,015)	$ (146,644)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (103,965)	$ (145,178)

Net loss allocated to other Partners	$ (1,050)	$ (1,466)

* Amounts include $(7,958) and $(106,146) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2013	2012
Revenues
Rental	$ 1,987,330	$ 1,774,948
Interest and other	73,412	66,888
	2,060,742	1,841,836

Expenses
Interest	591,617	615,518
Depreciation and amortization	594,764	587,579
Operating expenses	1,073,797	1,064,700
	2,260,178	2,267,797

NET LOSS	$ (199,436)	$ (425,961)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (197,442)	$ (421,701)

Net loss allocated to other Partners	$ (1,994)	$ (4,260)

* Amounts include $(168,794) and $(340,175) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2013	2012
Revenues
Rental	$ 2,475,615	$ 2,472,015
Interest and other	70,198	86,233
	2,545,813	2,558,248

Expenses
Interest	496,552	562,129
Depreciation and amortization	710,450	700,739
Operating expenses	1,606,885	1,590,259
	2,813,887	2,853,127

NET LOSS	$ (268,074)	$ (294,879)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (265,393)	$ (291,930)

Net loss allocated to other Partners	$ (2,681)	$ (2,949)

* Amounts include $(58,200) and $(99,056) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2013	2012
Revenues
Rental	$ 1,370,939	$ 1,345,541
Interest and other	44,698	47,998
	1,415,637	1,393,539

Expenses
Interest	309,729	311,235
Depreciation and amortization	307,999	331,841
Operating expenses	916,709	891,052
	1,534,437	1,534,128

NET LOSS	$ (118,800)	$ (140,589)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (117,612)	$ (139,182)

Net loss allocated to other Partners	$ (1,188)	$ (1,407)

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2013

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest, or a portion of the interest, in eight Operating Partnerships. The estimated disposition price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $1,654,713, the estimated gain on the sales of the Operating Partnerships is $1,486,473, the dispositions are expected to be recognized in the second quarter of fiscal year 2014.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2013 were $1,360,178 and total fund management fees accrued as of June 30, 2013 were $50,021,579. During the three months ended June 30, 2013, $3,189,931 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2013, an affiliate of the general partner of the Fund advanced a total of $1,335,052 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2013, $10,579 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2013, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	3,281	124,123
Series 39	-	220,455
Series 40	3,508	350,652
Series 41	-	359,757
Series 42	-	221,615
Series 44	3,790	3,790
	$10,579	$1,335,052

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2013.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 13 of the Operating Partnerships and 11 remain.

Prior to the quarter ended June 30, 2013, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 9 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2013, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 20 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2013, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

Prior to the quarter ended June 30, 2013, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 11 of the Operating Partnerships and 13 remain.

Prior to the quarter ended June 30, 2013, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 15 of the Operating Partnerships and 7 remain.

Prior to the quarter ended June 30, 2013, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 14 of the Operating Partnerships and 31 remain.

During the quarter ended June 30, 2013, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of June 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 3 of the Operating Partnerships and 13 remain.

During the quarter ended June 30, 2013, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of June 30, 2013. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 6 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2013, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of June 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 1 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2013, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of June 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2013, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2013. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2013, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2013. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2013, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of June 30, 2013. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2013, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended June 30, 2013, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended June 30, 2013, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended June 30, 2013, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2013, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2013, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2013. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2013, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of June 30, 2013. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2013, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2013, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2013, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2013, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of June 30, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2013, Series 44 released $251,962 of capital contributions. Series 44 has released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2013, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2013, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2013 and 2012, the Fund held limited partnership interests in 398 and 442 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2013, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 25,539	$ 3,892	$ 21,647
Series 21	16,770	1,588	15,182
Series 22	18,615	5,000	13,615
Series 23	22,680	3,500	19,180
Series 24	27,003	4,290	22,713
Series 25	13,026	3,862	9,164
Series 26	57,567	9,157	48,410
Series 27	56,349	23,354	32,995
Series 28	71,276	98,168	(26,892)
Series 29	82,851	15,396	67,455
Series 30	38,787	1,838	36,949
Series 31	83,127	27,932	55,195
Series 32	68,544	-	68,544
Series 33	30,852	-	30,852
Series 34	64,149	-	64,149
Series 35	50,520	2,459	48,061
Series 36	33,120	6,198	26,922
Series 37	51,216	12,389	38,827
Series 38	41,100	8,059	33,041
Series 39	34,200	5,700	28,500
Series 40	50,004	-	50,004
Series 41	59,517	11,697	47,820
Series 42	62,175	11,145	51,030
Series 43	76,695	23,343	53,352
Series 44	71,175	36,932	34,243
Series 45	90,939	10,176	80,763
Series 46	62,382	2,993	59,389
	$1,360,178	$329,068	$1,031,110

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 20 reflects a net loss from Operating Partnerships of $(75,607) and $(51,247), respectively, which includes depreciation and amortization of $162,247 and $171,357, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the second quarter of 2013 due to low occupancy, high operating expenses and insufficient rental rates. Occupancy averaged 80% through the second quarter of 2013. This is compared to the 2012 average of 84%. According to management, the problem of resident skips and evictions for non-payment of rent has improved as bad debt and delinquencies has decreased during the first half of 2013. Management has made a more concerted effort to create a strong, qualified tenant portfolio. Unfortunately, this has reduced the total applicant pool and has slowed the pace of signing new tenants. Additionally, management struggles to improve occupancy at Willow Point I because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. Management intends to reverse these rent adjustments once occupancy levels stabilize above 90%. Also, management is offering a special with one month free rent to new tenants. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through June 30, 2013.

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

In July 2013, the investment general partner transferred its interest in Edison Lane LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $683,032 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $79,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 21

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 21 reflects a net loss from Operating Partnerships of $(15,857) and $(68,705), respectively, which includes depreciation and amortization of $90,309 and $96,439, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property has struggled to breakeven due to low rental rates and high debt service. Occupancy remains strong, averaging 92% and 97% in 2011 and 2012, respectively, and increasing to 100% as of June 30, 2013. Through the second quarter of 2013, the property is operating above breakeven. On October 11, 2011, the Maine State Housing Authority (MSHA) issued a notice of default on the property due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. The investment general partner issued a letter to the operating general partner on November 11, 2011, stating that the operating general partner was in violation of the Operating Partnership Agreement for failure to advance funds to meet operating expenses and debt service, including replacement reserves, as the operating general partner's operating deficit guaranty is unlimited in time and amount.

The insurance payment issue was resolved in the fourth quarter 2011 and the operating general partner submitted a plan to MSHA to address the remaining default issues. However, in August 2012, it was learned that the operating general partner's proposal was denied by MSHA and the note was called on the property demanding the immediate repayment of the outstanding mortgage balance due or the property would go to auction at a foreclosure sale. The operating general partner refused to make payment and requested consent from the investment general partner to file for protection under Chapter 11 of the Federal Bankruptcy Code. The investment general partner determined consent to bankruptcy served the best interest of the Operating Partnership and approval was given and it was filed on September 12, 2012. The property continues its daily operations while in receivership and takes direction from the trustee appointed by the bankruptcy court. The operating general partner has worked closely with MSHA to reduce the interest rate down to 6%. This will produce a savings of more than $40,000 annually and would likely allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. However, on February 25, 2013, the investment general partner was notified that a foreclosure had occurred and was recorded in Jackson County, WI. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The foreclosure sale that occurred did not result in any recapture or penalties because the property was beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the foreclosure.

In July 2013, the investment general partner transferred its interest in Holly Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $673,765 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $79,000 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 22

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 22 reflects a net loss from Operating Partnerships of $(61,161) and $(74,749), respectively, which includes depreciation and amortization of $101,660 and $275,593, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy at the property increased from 88% in January to 96% as of the end of June 2013. The property continues to operate below breakeven in 2013 due to insufficient rental rates and the inability to generate the necessary income to support the parking lot lease and related maintenance expenses. Most of the 27 units are at the maximum allowable rents issued by Illinois Housing Development Authority (IHDA). A new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers in 2011. Competition from this neighboring property, with superior amenities, has adversely impacted occupancy and operations at Elks Tower. The operating general partner subsidizes the deficit by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. The mortgage, real estate taxes, and insurance payments are current through June 30, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

Black River Run, LP (River Run Apartments) is a 48-unit family property located in Black River Falls, Wisconsin. Although expenses remain below the state averages for the investment limited partnership's portfolio of properties, low rental rates in the area have prevented the property from achieving breakeven operations. The property's taxes and insurance are current; however, the operating general partner stopped making debt service payments in 2009 due to cash flow shortfalls. In the first quarter of 2010, the investment general partner learned that the property was six months in arrears on its mortgage and that the lender had issued a notice of default. The note was accelerated in April of 2010. The operating general partner contacted the lender in the hope of gaining an interest only forbearance for a four-year period (the note matures in 2014). The lender did not agree to modify the terms of the loan and demanded a payment of $959,495 to be made by April 20, 2010 to cure the default. The operating general partner failed to provide the funds and the lender commenced a foreclosure proceeding. However, the operating general partner continued discussions with the lender who eventually agreed to terminate the foreclosure proceeding, but in January of 2012 they issued a new notice of default on the loan. In April of 2012, the lender once again agreed to delay the foreclosure. However, on February 25, 2013, the investment general partner was notified that a foreclosure had occurred and was recorded in Jackson County, WI. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Black River Run, LP. The foreclosure sale that occurred did not result in any recapture or penalties because the property was beyond the compliance period. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the foreclosure.

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

In June 2013, the investment general partner of Boston Capital Tax Credit Fund IV LP - Series 22 transferred its interest in Roxbury Veterans Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,967,816 and no cash proceeds to the investment partnership. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded.

Series 23

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 23 reflects a net loss from Operating Partnerships of $(9,953) and $(69,707), respectively, which includes depreciation and amortization of $170,071 and $213,075, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011, and the property operated above breakeven in 2012. Through the second quarter of 2013, average occupancy declined to 82% with operations remaining just above breakeven. Replacement reserves are underfunded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Additionally, the reporting from the operating general partner has been sporadic. The former management company was replaced on June 1, 2010, without the investment general partner's approval. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 93% in the second quarter of 2013, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

Series 24

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 24 reflects a net loss from Operating Partnerships of $(59,708) and $(53,183), respectively, which includes depreciation and amortization of $167,495 and $171,016, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The property had declining occupancy which led to below breakeven operations in 2011. The Gaylord, Michigan market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88%, and the property operated slightly above breakeven. As of June 30, 2013 occupancy declined further to 83%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management helped the property to continue operating above breakeven through June 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Elm Street Associates, LP (Elm Street Apartments) is a 35-unit property located in Yonkers, New York. The neighborhood in which the property is located has been challenging because of high crime. Additionally, almost all the residents use some public subsidy, making this a very management-intensive property. Management issues, including poor rent collections and deferred maintenance, have also negatively impacted the property. Physical occupancy averaged 93% in 2012. Due to an ongoing reporting issue with the operating general partner, the latest reporting the investment general partner has received on this asset is through first quarter 2013. As of March 2013 physical occupancy averaged 100%. Operating expenses through the first quarter of 2013 were high, primarily due to charged off bad-debt. Historically, the operating general partner has funded the operating deficits through cash infusions and deferred management fees. They remain committed to the property and the neighborhood. The investment general partner is working with the operating general partner to resolve the reporting issue. The mortgage, real estate taxes, and insurance payments were current as of March 2013. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Elm Street Associates, LP. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 94% as of June 30, 2013. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012. In February 2013, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $38,837 and $53,631, which were returned to the cash reserves held by Series 24 and Series 25, respectively.

In March 2013, the operating general partner of Lake Apartments I LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $446,821 and cash proceeds to the investment partnership of $338,016. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $301,516 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2013, the investment general partner transferred its interest in Brooks Summit Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,060,799 and cash proceeds to the investment partnership of $126,000. Of the total proceeds received, $2,240 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $118,760 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 25

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 25 reflects a net loss from Operating Partnerships of $(72,693) and $(25,932), respectively, which includes depreciation and amortization of $81,318 and $140,311, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2012, the operating general partner of SG Wyandotte LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $8,793,375, which included the outstanding mortgage balance of approximately $2,768,832 and cash proceeds to the investment partnerships of $1,533,196 and $2,117,270 for Series 24 and Series 25, respectively. Of the total proceeds received by the investment partnerships, $2,753 and $3,802 for Series 24 and Series 25, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $1,530,443 and $2,113,468 were returned to cash reserves held by Series 24 and Series 25, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,530,443 and $2,113,468 for Series 24 and Series 25, respectively, as of December 31, 2012. In February 2013, the investment partnerships received additional proceeds for its share of the Operating Partnership's cash in the amount of $38,837 and $53,631, which were returned to the cash reserves held by Series 24 and Series 25, respectively.

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

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is a 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012 with a cash deficit of ($13,000). The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. As of March 31, 2013, occupancy increased to 100%, and remained 100% for April and May. Occupancy slipped during the month of June to end the second quarter at 94%. This slight second quarter occupancy decrease was attributed to changing life events such as illness or death and moving in with other family members. According to the 2013 operating budget, Rural Development has approved a $25 monthly rental increase per unit. Through June 30, 2013, the property operated at a deficit due to increased maintenance expenses. During the second quarter of 2013, the property incurred $3,000 in exterminating expenses due to the treatment for termites in two homes. Management has requested Rural Development approval for reimbursement from the replacement reserve account. The property is funding the replacement reserve deposits as required, and the balance in the replacement reserve account as of June 30, 2013 was nearly $87,000($5,440 per unit). The mortgage, taxes and insurance were all current through June 30, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

Series 26

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 31 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 26 reflects a net loss from Operating Partnerships of $(289,500) and $(256,478), respectively, which includes depreciation and amortization of $469,647 and $534,679, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit development located in Leesville, Louisiana. Through the second quarter of 2013 occupancy was 60% and the property's operations remained below breakeven. To address occupancy issues the onsite management team has offered move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, in three monthly payments instead of one payment at move in. The investment general partner annual site visit in December 2012 revealed significant deferred maintenance. The investment general partner sent a letter to the operating general partner in January 2013 describing the issues that were observed and requested the issues be addressed within thirty days. The investment general partner returned to inspect the site on June 11, 2013. Although the specific items noted on the prior report had been addressed, the overall condition of the property remained poor. In follow-up with the operating general partner, the investment general partner suggested the following improvements: paving and striping the dirt parking area and driveway, replacing all flooring, windows, and roof shingles, and replacing all kitchen cabinets and appliances. In 2013, the investment general partner intends to continue to monitor the deferred maintenance repairs and occupancy levels at the property. All real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

In March 2013, the operating general partner of Lake Apartments IV LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $490,926 and cash proceeds to the investment partnership of $184,675. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $148,175 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In March 2013, the operating general partner of Lake Apartments V LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $482,917 and cash proceeds to the investment partnership of $332,003. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $295,503 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. In 2012 the property operated breakeven because Rural Development allowed management to reimburse maintenance expenses with funds from the replacement reserve account. In addition, overall operating expenses decreased, mainly because the property was employing two maintenance staff members in 2011 and dropped down to one staff member in 2012. Despite the improvement in operations, occupancy remained low, averaging 86%. By the first quarter of 2013, operations were back below breakeven due to high maintenance expenses associated with the aging of the property. Occupancy dropped to 84% and revenue remained low. Through the second quarter of 2013, operations remained below breakeven, but occupancy has increased slightly to 86%. Finding qualified tenants in the rural area in which the property is located has been a challenge for management. Out of 32 units, five do not have rental assistance and are difficult to lease. In order to increase occupancy, management has been running newspaper ads, placing fliers around the community, sending outreach letters to various agencies, and working closely with HUD to move in more Section 8 voucher holders. In addition, they have begun to offer resident referrals fees and leasing concessions to attract new residents. All real estate tax, mortgage, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. Through the second quarter of 2013, the property was 73% occupied and was operating slightly above breakeven.  Marketing efforts included the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team has offered move-in incentives to encourage qualified applicants to lease. The concession was an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributed the lack of qualified applicants to the economic downturn and the location of the property in a commercial area which has been directly impacted by the weak local economy. All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In August 2012, the investment general partner transferred its interest in Decro Nordhoff Apartments LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,846,531 and cash proceeds to the investment partnership of $2,501. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1 as of September 30, 2012.

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

In November 2012, the operating general partner of SG Hazeltine LP entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on December 28, 2012. The sales price of the property was $3,419,640, which included the outstanding mortgage balance of approximately $1,204,952 and cash proceeds to the investment partnership of $1,033,039. Of the total proceeds received by the investment partnership, $6,555 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,026,484 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,026,484 as of December 31, 2012. In February 2013, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $58,923 which were returned to the cash reserves held by Series 26.

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

Brookhaven Apartments Partnership, A Louisiana Partnership (Brookhaven Apartments) is a 35-unit property located in Shreveport, Louisiana. In 2012, the property averaged 99% occupancy, but high operating expenses resulted in below breakeven operations. The increase in operating costs was partially due to a 25% increase in management fees. The operating general partner resumed direct management of the property as of February 2013. The high management fees during 2012 were associated with the prior management firm and the fees are expected to be less in 2013. In addition, the tax and insurance expenses increased by 16% and 18%, respectively, in 2012. The operating general partner stated that the tax increase was a result of a parish-wide rate increase which was instituted as a means to raise tax revenue due to the weak local economy. The increase in insurance expenses was a result of an annual increase to the operating general partner's umbrella policy premium. The umbrella policy premium increased in 2012 due to several wind related claims submitted in the prior year. As of June 30, 2013, occupancy was 94% and the property continued to operate at a deficit. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in very good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Series 27

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 27 reflects a net loss from Operating Partnerships of $(20,956) and $(40,245), respectively, which includes depreciation and amortization of $315,420 and $333,498, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Holly Heights Apartments, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on August 28, 2012. The sales price of the property was $510,000, which included the outstanding mortgage balance of approximately $446,116 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received by the investment partnership, $52,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded. In December 2012, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in amount of $11,619, which were used to pay reporting fees due to an affiliate of the investment partnership.

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

Through the first quarter of 2013 occupancy remained at 100%, and the property operated below breakeven. The property continued to operate at a deficit through the second quarter of 2013. Through the first and second quarter, utilities exceeded budget projections by $5,500 and the 2012 prorated audited results by $16,000. After some research by management and a review of the supply contract, it was determined that the supplier for gas and electricity had been overcharging the utility companies the amounts of the billable rates. As a result, the property had been paying the incorrect billable amounts on the bills. The property was reimbursed $2,619 for gas and $1,929 for electric. Management has confirmed that the issue has been resolved. Through June 30, 2013, occupancy remains unchanged at 100%. Management has confirmed that the New York State Housing and Community Development has issued new tax credit rents. Management will implement new rents on turnover and will check existing lease agreements on interim increases. The proposed rent increases are expected to generate an additional $9,000 of additional annual revenue. Management has confirmed that the mortgage and insurance are current through June 30, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2013.

In March 2013, the operating general partner of Lake Apartments II LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $478,993 and cash proceeds to the investment partnership of $345,019. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $308,519 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. In 2012, the property suffered from staffing shortages but has since hired a new manager, assistant manager and maintenance supervisor. A new leasing agent was hired in April 2013 to help fill the recently turned units. The new management team has increased occupancy from 74% in January to 80% at the end of June 2013. In January of 2013, management received approval for a special replacement reserve request of $15,000 from the loan servicer. These additional funds have been utilized to turn 43 units since January. There are still approximately 34 additional units that need to be updated and the additional rental income generated from the increased occupancy is anticipated to cover the remaining projected turn costs. Management works closely with the Housing Authority, which continues to be the greatest source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The property is offering a 50% reduction from the first month's rent for new tenants. The increase in occupancy has improved total revenues by 5% and reduced total operating expenses by 5%, and the property is operating above breakeven. The city water department conducted an inspection in 2013, and noted that the property must install cutoff valves at each building in the event of leaks. The operating general partner estimates that the work will be completed in 2013 at a cost of $5,500. All mortgage, tax and insurance payments are current through June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. Despite the fact that all residents are receiving Section 8 rental assistance, the property operated below breakeven in 2011 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averaged 93% occupancy through December 2012. The property continues to operate below breakeven due to insufficient rental rates, high operating expenses and high debt service. Management petitioned for a $7 rent increase in 2012 and 2013, but has been denied. High electric utility costs and maintenance expenses continue to hinder performance. The sole provider of electricity is estimated to have raised rates 72% in each of the last two years. Without an alternative, and because electricity is included in the rent, the property has been forced to absorb the increases without the ability to pass along the costs in the form of a rent increase to its residents. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving one building is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The real estate taxes, insurance and mortgage payments are current on the property through March 31, 2013. At the close of the second quarter, the investment general partner had not received the first or second quarter occupancy numbers and financial reports. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

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

Series 28

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 28 reflects a net loss from Operating Partnerships of $(195,525) and $(165,977), respectively, which includes depreciation and amortization of $476,903 and $501,463, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Through the second quarter of 2013 the property was 93% occupied and has continued to operate at a slight deficit. Marketing included the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team has offered a move-in incentive to encourage qualified applicants to lease. The incentive was an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. Management has also worked with the local Housing and Urban Development field office to obtain additional vouchers to increase occupancy. Outreach marketing includes fliers to local businesses, churches, and social service providers. The operating general partner has stated that any deficits in 2013 will be funded by deferring related party management fees and, if necessary, funds will be advanced to the Operating Partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet believes that he is in compliance with it. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than the loan being subordinate, the operating general partner was making reimbursements back to himself. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting and in October 2012 management was not present or responsive for the scheduled 2012 investment general partner site inspection. Sporadic occupancy reports show occupancy averaging 80% for May 2011, March 2012 and December 2012. In March 2013, the property reported 73% occupancy. Reporting continues to be an ongoing issue but the property is operating above breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. Despite the investment general partner's non-receipt of any quarterly reports, the operating general partner responded stating that he has been sending reports to the investment general partner and did not elaborate on property operations. The low income housing tax credit compliance period expired on December 31, 2011.

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

In May 2013, the investment general partner transferred 49% of its interest in Sumner House LP to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $122,500. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,000 were returned to cash reserves held by Series 28. The remaining 51% investment limited partner interest in the Operating Partnership is scheduled to be transferred no later than June 2017 pending lender approval for anticipated cash proceeds of $127,500, which will be returned to the cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $50,000 as of June 30, 2013.

Series 29

As of June 30, 2013 and 2012, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 21 properties at June 30, 2013, of which 20 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 29 reflects a net loss from Operating Partnerships of $(322,956) and $(191,811), respectively, which includes depreciation and amortization of $651,061 and $608,805, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. Collins Housing ended June 2013 at 69% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued into 2013, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move-outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner has determined that the new owner will not continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. The investment general partner has started to pursue the guarantors under the guaranty with a view to recovering the investment general partner's losses. Counsel resolved jurisdictional issues and is now pursuing the guarantors in Massachusetts. Additionally, the operating general partner's attorney withdrew as counsel in September 2009. While the individual guarantors have the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order exposed the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This decision likely increases the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner.

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

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the second quarter of 2013, occupancy averaged 100% and the property was able to operate just above breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the second quarter 2013 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy has averaged 85% in 2013, this represents a small improvement over the average of 83% in 2012. According to management, the problem of resident skips and evictions for non-payment of rent has improved in 2013 and therefore bad debt expense and delinquencies has decreased. Management has made a more concerted effort in the first half of 2013 to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. Additionally, management continues to struggle with improving occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. Management intends on reversing these rent reductions once occupancy is stabilized at or above 90%. The constant tenant turnover has resulted in elevated maintenance and repair costs. In addition, since the property is older many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. All mortgage, real estate taxes and insurance payments are current as of June 30, 2013. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In 2012, the property operated with average physical occupancy of 89%. As of June 30, 2013, the property's physical occupancy was 96%. The management company, an affiliate of the operating general partner, continues to focus on marketing and community outreach in order to increase applicant traffic. Concessions have been the driving force behind the sustained increase in occupancy. However, even with the increased occupancy, the property is operating slightly below breakeven through June of 2013. Management believes the property will maintain breakeven or better operations in the last two quarters of 2013, if extraordinary expenses are kept to a minimum and occupancy remains strong. The mortgage, real estate taxes, and property insurance payments are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments II, LP.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. In 2012, the property suffered from staffing shortages but has since hired a new manager, assistant manager and maintenance supervisor. A new leasing agent was hired in April 2013 to help fill the recently turned units. The new management team has increased occupancy from 74% in January to 80% at the end of June 2013. In January of 2013, management received approval for a special replacement reserve request of $15,000 from the loan servicer. These additional funds have been utilized to turn 43 units since January. There are still approximately 34 additional units that need to be updated and the additional rental income generated from the increased occupancy is anticipated to cover the remaining projected turn costs. Management works closely with the Housing Authority, which continues to be the greatest source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects into the property. The property is offering a 50% reduction from the first month's rent for new tenants. The increase in occupancy has improved total revenues by 5% and reduced total operating expenses by 5%, and the property is operating above breakeven. The city water department conducted an inspection in 2013, and noted that the property must install cutoff valves at each building in the event of leaks. The operating general partner estimates that the work will be completed in 2013 at a cost of $5,500. All mortgage, tax and insurance payments are current through June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Through the second quarter of 2013 the property was 73% occupied and operating below breakeven. Marketing included the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team has offered a move-in incentive to encourage qualified applicants to lease. The incentive was an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributed the lack of qualified applicants to the economic downturn but stated new companies and employment opportunities are slowly returning to the area. However, the close proximity of a newly constructed rental development has negatively impacted occupancy, as the property has offered move-in concessions during its initial lease-up stage. The investment general partner inspected the property on June 12, 2013 and found it to be in good condition. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Palmetto Place Apartments Partnership, A LA Partnership (Palmetto Place Apartments) is a 40-unit property located in Benton, Louisiana. In 2012, the property averaged 98% occupancy but high operating expenses resulted in below breakeven operations. The high operating expenses consisted of a large increase in maintenance expenses, mostly contract labor costs, and an increase in administrative expense, largely in salary. The maintenance expense increase was caused by the repair of deferred maintenance items. The expense should be reduced in 2013. Also, the operating general partner resumed direct management of the property as of January 2013, which should help lower costs. As of June 30, 2013, occupancy was 95% and the property continued to operate slightly below breakeven. The investment general partner inspected the property on June 10, 2013 and found it to be in very good condition. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Series 30

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 30 reflects a net loss from Operating Partnerships of $(121,354)and $(189,533), respectively, which includes depreciation and amortization of $249,766 and $253,602, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. The property is operating below breakeven due to historically low occupancy as a result of its very rural location yielding limited rental demand. Average occupancy was 77% in 2012, but it increased in December to 93%. Since the beginning of 2013, occupancy has averaged 92%, ending June at 82%. The operating general partner attributes the increased occupancy to a new on-site manager who is more attentive to the property's needs and issues. The operating general partner believes the upward trend is sustainable and rental rates will follow suit over time. Management continues to run advertisements in local media outlets and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house.

The operating general partner has recently obtained approval from the investment general partner to restructure and extend the maturity date of the current $300,000 Arkansas Development Finance Authority loan from June 1, 2013 to April 1, 2018. Property performance should improve slightly as a result of the restricting as the new loan terms are more favorable and will reduce annual debt service. Furthermore, the loan with the Arkansas Development Finance Authority is currently in default due to the Operating Partnership's inability to fund principal and interest payments because of insufficient cash flow. The operating general partner is working with the ADFA to restructure the loan. Current proposed terms include a reduction of the interest rate from 1% to 0%, annual payments of at least $5,000 from surplus cash, and ADFA will work with the operating general partner to restructure once the 5 year extension period matures. The restructuring is intended to be coterminous with the extension of the first loan. Final documents have been submitted to the investment general partner for review and approval per the Operating Partnership Agreement. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. Although occupancy was strong, the property continued to operate below breakeven through the second quarter of 2013 due to high turnover costs, seasonal operating expenses, and required improvements to the property. Occupancy ended June at 97% as a result of a more streamlined application process and increased resident retention efforts. Applications are completed on site by the occupancy specialist as opposed to being mailed to corporate headquarters. To retain residents, management installed a mini-basketball court and sandbox and intends to hold a yard sale and BBQ in the third quarter of 2013. A rent increase occurred on April 1, 2013, which increased gross potential rent by $5,052 annually. The property suffered from excessive heating and snow removal costs due to a long, harsh winter. These seasonal operating expenses are expected to normalize in the third quarter. Due to the age of the property, management continues to make a number of necessary improvements and repairs. The operating general partner funds cash deficits by deferring fees owed to affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expires in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy at the property remained strong during the second quarter and ended June 2013 at 93%. As the rental market in the surrounding area continues to be competitive, the property is currently offering one free month of rent with a 12 month lease or the installation of a washer and dryer, which will remain in the unit upon move-out.  Management continues to work on attracting more qualified prospects, but as the property ages, this remains an ongoing challenge.  Operating expenses have remained stable during the second quarter of 2013 and management has implemented a $20 per unit rental increase upon lease renewal. The property is operating above breakeven through June 2013. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement called for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. The operating general partner has received a verbal approval to defer the 2012 Home Loan Payment of $9,353 until 2013, but the operating general partner has still not received any written documentation noting the extension.  Deficits are funded through general partner advances. The taxes, insurance, and mortgage payments are all current through June 30, 2013.  The low income housing tax credit compliance period expires on December 31, 2013.

In September 2012, the investment general partner of Boston Capital Tax Credit Fund IV LP - Series 30 and Series 34, respectively, transferred their interests in Millwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,929,737 and nominal consideration to the investment partnerships. There are no cash proceeds to be returned to cash reserves held by Series 30 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the transfer. In addition, the buyer executed a Post Transfer Compliance and Indemnity Agreement and a Guaranty Agreement indemnifying Series 30 and Series 34, respectively, in the event of recapture.

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

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. In 2012, the property operated below breakeven and lost $(5,844) in cash due primarily to low occupancy. Sustained high occupancy, combined with controlled expenses, allowed the property to operate above breakeven through the second quarter of 2013. Occupancy was 95% as of June 2013. The mortgage, tax and insurance payments are current as of June 30, 2013.

Series 31

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 31 reflects a net loss from Operating Partnerships of $(242,291) and $(246,647), respectively, which includes depreciation and amortization of $716,682 and $785,072, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 80% at the end of the second quarter of 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy and high maintenance expenses, the property operated below breakeven in the second quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of marketing efforts occupancy increased to 95% as of June 30, 2013 and the property operated above breakeven in the second quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 91% as of June 30, 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Despite an increase in occupancy, the property operated below breakeven in the second quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the second quarter of 2013 as a result of low occupancy and high utility and maintenance expenses. Occupancy was 89% in April and May due to a bed bug outbreak in the first quarter; however, occupancy ended June 2013 strong at 93%. To remediate the bed bug issue, management signed a costly one year pest control contract which increases maintenance expenses by $900 per month. There were no more cases of bed bugs in the second quarter.

The majority of the rental applicants only satisfy the 30% and 40% area median income standard rather than the targeted 60% level. Management has therefore reduced the income requirement in order to improve occupancy. In an effort to retain residents, management held a BBQ in June and increased site presence with the site manager at the property on the weekend. In the first half of 2013, the property suffered from excessive heating and snow removal costs due to a harsh winter. These seasonal operating expenses are expected to normalize in the third quarter of 2013. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Occupancy averaged 79% in 2012 and the property operated below breakeven for the year. According to the operating general partner, only 13 of the 16 total units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent for the three non-rental assistance units. The operating general partner hopes to increase rents at $10-$20 per year on the units with rental assistance to achieve breakeven operations with only 13 units leased. Although this strategy will take time, USDA RD has approved 2013 rental rate increases of $13 per one bedroom units and $19 per two bedroom units. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out biannually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials offered for available units throughout the year. Despite these efforts, occupancy remained low at 81% as of the end of June and the property operated below breakeven. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of its units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property operated below breakeven in 2012 due to high operating expenses and a decline in occupancy during the fourth quarter.  Due to continued low occupancy and high operating expenses, in particular increases in payroll costs and water and sewer rates, the property continues to operate below breakeven through the second quarter of 2013.  However, occupancy improved to 93% in June from 80% in January and February 2013. In the second quarter, management increased advertising in the local newspapers to increase applicant traffic. Additionally, the operating general partner indicated that managers from other affiliated properties in the area are making a concerted effort to refer qualified applicants to Pilot Point. The operating general partner believes occupancy will continue to improve in the third and fourth quarters, but expects below breakeven operations to continue through 2013. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees. Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Series 32

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2013, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2013 and 2012, Series 32 reflects a net loss from Operating Partnerships of $(319,395) and $(298,456), respectively, which includes depreciation and amortization of $544,169 and $516,648, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company has been more effective than any of the previous management firms and operations have moderately improved. The local economy in northern Indiana has improved slightly in recent years, but in general it remains weak. Average occupancy was 94% for the second quarter of 2013 compared to average occupancies of 96% and 97% reported for 2012 and 2011, respectively. Rental rates have recently begun to increase slightly due to the higher occupancy levels, but they remain at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven in the second quarter of 2013 primarily due to a reduction in net rental income as well as high maintenance and bad debt expenses. Net cash flows expended from property operations totaled ($52,402) and ($32,066) in 2012 and 2011, respectively. Negative operations have been financed by operating deficit advances from the operating general partner, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled $52,907 and $41,123 in 2012 and 2011, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of June 30, 2013.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. In 2011 the property wrote off $83,705 in bad debt. Tenant receivables as of December 31, 2012 were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. During the second quarter of 2013, the property operated below breakeven. The utility expenses exceeded the 2013 budget expectation by $19,486 and the 2012 prorated audit results by $23,000. In addition to a colder than anticipated winter, the supplier for gas and electricity was overcharging the utility companies for billable rates. Therefore the bills the property had been paying had the incorrect rates. As a result, the property received a refund of $4,720 from the gas company. Occupancy through June 30, 2013 remained at 100%. Management has stated that the New York State Housing and Community Development released new Tax Credit Rents. Management will implement new rents on unit turns and will check lease agreement on interim increases. The rent increase is expected to generate $12,000 of additional annual rent. Mortgage and insurance are current through June 30, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2015.

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

Pearl Partners, L.P. (Colony Park Apartments) is a 192-unit property located in Pearl, Mississippi. In 2012, the property averaged 93% occupancy and operated above breakeven. The property continued to operate above breakeven through the second quarter of 2013 and was 98% occupied as of June 30, 2013. On March 18, 2013, the property suffered structural damage caused by a severe hail and wind storm. No residents were injured or displaced, and no credit loss is anticipated. Immediate repairs were conducted to make the building weather-tight. The operating general partner has obtained estimates on the total repair costs and is negotiating reimbursement value with its insurance carrier. The investment general partner intends to continue to monitor the process and intends to monitor that the repairs are completed in a timely manner. The mortgage, tax and insurance payments are current as of June 30, 2013.

Pecan Manor Apartments (Pecan Manor Apartments) is a 40-unit property located in Natchitoches, Louisiana. Through the second quarter of 2013, occupancy was 95% and the property continued to operate at a deficit due to high operating expenses. Payroll expenses which were paid to the prior third party management company in January were partially responsible for below breakeven operations. The operating general partner resumed direct management of the property as of February 2013 and will focus on controlling expenses in order to increase cash flow. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in very good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Series 33

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 33 reflects a net loss from Operating Partnerships of $(124,281) and $(116,223), respectively, which includes depreciation and amortization of $229,802 and $224,779, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2013 due to high maintenance costs most notably roof repairs. Occupancy in 2013 has been strong averaging 97% for the first half of the year which is an improvement over the 91% average occupancy reported for 2012. Management has sharpened its marketing efforts by reducing the first month's rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Also, by focusing on building a stronger tenant base in 2013 management has been able to reduce resident skips and evictions for non-payment of rent. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. The operating general partner is currently attempting to refinance the mortgage debt which has an interest rate of 7.85%. The operating general partner reports that it will be submitting a refinancing loan application package to an identified lender by the end of August 2013. The investment general partner intends to continue to monitor the progress of the refinance on a monthly basis. All mortgage, insurance and real estate tax payments are current as of June 30, 2013.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2013, the property continued to operate at a deficit through the second quarter due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the second quarter due to costly HVAC repairs and seasonal snow-plowing. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Series 34

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 34 reflects a net loss from Operating Partnerships of $(136,737) and $(398,591), respectively, which includes depreciation and amortization of $476,764 and $578,645, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2012 due to high operating expenses.  Operating expenses increased approximately $6,500 from the prior year due high maintenance costs. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically not addressing improvements to quarterly reporting as well as site visit follow up. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. The investment general partner sent the notice as a certified letter on January 3, 2013, and gave the operating general partner 30 days to respond. To date, quarterly financial and occupancy reporting remains outstanding. The mortgage, taxes and insurance are all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy averaged 73% for the second quarter of 2013 with 59 vacant units. The major issues affecting occupancy are the high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. Management continues to focus on getting vacant units ready for occupancy and leasing. As traffic at the property remains strong, management decided to suspend all move-in specials. Management continues to see increased turnover due to the increased crime rate in the Jackson, MS.

There were three security related lawsuits against the property in 2012. The first two lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. The third lawsuit filed in February 2013, resulted from an alleged car robbery on the property premises. This case is also being handled by the Operating Partnership's insurance carrier. An evaluation of a favorable or unfavorable outcome is not possible at this time. Damages awarded in this claim cannot exceed a $200,000 jurisdictional limit. Management does not expect a considerable increase in insurance premium as result of the settled or pending litigations. Management is looking to add security at the property but initially lacked sufficient funds to originally include this initiative in the 2013 budget. Management has requested bids from several security companies to determine if this additional cost can be supported by future operations. Currently, management has deployed additional patrols by the courtesy officer and staff. Supplemental lighting has been added to existing light poles and to the exterior of 14 buildings. According to the unaudited financial statements, operating expenses continued to decrease during the second quarter of 2013 as much of the work needed to turn vacant units has been completed in-house. Two new maintenance directors were hired for the Ambling portfolio in Jackson. The maintenance directors oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. The property is operating above breakeven through May due to favorable debt service requirements. All mortgage, insurance and real estate tax payments are current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2013 due to high maintenance costs most notably roof repairs. Occupancy in 2013 has been strong averaging 97% for the first half of the year which is an improvement over the 91% average occupancy reported for 2012. Management has sharpened its marketing efforts by reducing the first month's rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Also, by focusing on building a stronger tenant base in 2013 management has been able to reduce resident skips and evictions for non-payment of rent. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth of each month. The operating general partner is currently attempting to refinance the mortgage debt which has an interest rate of 7.85%. The operating general partner reports that it will be submitting a refinancing loan application package to an identified lender by the end of August 2013. The investment general partner intends to continue to monitor the progress of the refinance on a monthly basis. All mortgage, insurance and real estate tax payments are current as of June 30, 2013.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy was 94% in the second quarter of 2013; and 92% and 91% in 2012 and 2011, respectively. Management has improved occupancy in recent years through increased overall marketing efforts as well as implementing a reduced security deposit requirement as a leasing incentive and eliminating the application fee.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show small improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven in the second quarter of 2013. This compares to net cash flow expended from property operations totaling ($10,586) and ($71,888) in 2012 and 2011, respectively. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes (further discussed below). Negative operations were financed through increased payables. In 2011, the property suffered from increases in real estate taxes, utilities and maintenance expenses. As a result, negative operations in 2011 were funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner (further discussed below). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

On December 6, 2010 the Operating Partnership received a formal default notice from the first mortgage lender indicating a mortgage payment deficiency of $40,426. The first mortgage lender continued to accept monthly mortgage payments through June 2011 during the period of the ongoing mortgage default. On May 11, 2011 the Operating Partnership received an event of default notice accelerating the full amount of the debt and triggering the accrual of default interest. In addition, the Operating Partnership's 2010 PILOT payment of $31,697 was due to the local taxing authority by June 15, 2011.

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

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. As of June 30, 2013, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

In September 2012, the investment general partner of Boston Capital Tax Credit Fund IV LP - Series 30 and Series 34, respectively, transferred their interests in Millwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,929,737 and nominal consideration to the investment partnerships. There are no cash proceeds to be returned to cash reserves held by Series 30 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the transfer. In addition, the buyer executed a Post Transfer Compliance and Indemnity Agreement and a Guaranty Agreement indemnifying Series 30 and Series 34, respectively, in the event of recapture.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007 through 2009; property operations were unable to support the high real estate tax burden. The operating general partner was successful in reducing the property's assessed value for 2010 onward, but needed to provide a personal loan to pay the 2007 and 2008 taxes. The operating general partner should have made the personal loan to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy.

A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership toward the personal loan. The investment general partner also discussed the loan treatment with the auditors and the operating general partner has indicated they are working to resolve the issue on the 2012 audit.

Additionally, in the first quarter of 2012, the investment general partner advanced funds to the Operating Partnership to pay the delinquent 2009 taxes in order to avoid a tax sale and preserve credit delivery. Real estate taxes of $43,626 are delinquent for the period of 2010 through 2012 and the property is at risk of a tax sale. The investment general partner is considering advancing funds directly to the taxing authority to avoid a tax sale. The operating general partner has not submitted the 2013 second quarter financial reports. However, per the 2012 audit, the property generated positive net operating income. Additionally, through the first quarter of 2013, occupancy averaged 98% and the property continued to operate at breakeven. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 35 reflects a net loss from Operating Partnerships of $(153,363) and $(215,708), respectively, which includes depreciation and amortization of $370,326 and $416,954, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. During the first quarter of 2013, management offered a $99 move-in special and as a result, occupancy was strong, closing the quarter at 94%. Throughout the second quarter management offered a $99 or $399 security deposit move in special. The amount was dependent on the creditworthiness of the applicant. This special proved to be successful and as of June 2013 the property was 98% occupied. Management continues to market the property via rental websites and print marketing. Management also offers a resident referral program for current residents who refer a new resident to the property. During the first quarter, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 36

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 36 reflects a net loss from Operating Partnerships of $(144,029) and $(83,640), respectively, which includes depreciation and amortization of $226,886 and $235,574, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The low occupancy combined with an increase in operating expenses caused the property to operate below breakeven in 2011. Maintenance expenses were particularly high due to Rural Development restrictions imposed on the property. Management is required to contract out all maintenance work at a higher cost instead of using affiliated company employees.  In 2012, the property averaged 88% occupancy and continued to operate below breakeven. High maintenance costs continued to be an issue. The maintenance work done in 2012 included carpet and tile replacements, range replacements, and air conditioner repairs. Rural Development approved some replacement reserve withdrawals which helped cash flow but did not cover all repairs for the year. Occupancy through June 2013 has increased to 93% but the property continues to operate slightly below breakeven. In February, management had to replace two roofs due to storm damage. The replacements were covered by insurance proceeds, net a $10,000 deductible. Management does not foresee a significant reduction in maintenance costs in 2013 as they are catching up on deferred maintenance items. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 37

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 37 reflects a net loss from Operating Partnerships of $(263,475) and $(368,168), respectively, which includes depreciation and amortization of $394,435 and $398,952, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. During the first quarter of 2013, management offered a $99 move-in special and as a result, occupancy was strong, closing the quarter at 94%. Throughout the second quarter management offered a $99 or $399 security deposit move in special. The amount was dependent on the credit worthiness of the applicant. This special proved to be successful and as of June 2013 the property was 98% occupied. Management continues to market the property via rental websites and print marketing. Management also offers a resident referral program for current residents who refer a new resident to the property. During the first quarter, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2013, the property continued to operate at a deficit through the second quarter due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the second quarter due to costly HVAC repairs and seasonal snow-plowing. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Cash flow has been negative each year in 2007 through 2012. As of June 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $112,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through June 30, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $918,000. As of July 18, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $110,800 and $107,300, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of July 18, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the first quarter of 2013 was 71%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continued weak local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for May 2013 was 19.3% compared to 8.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2013 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, during 2012 and 2011 maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property's maintenance needs. In the second quarter of 2013, management addressed the deferred maintenance in a few vacant units making them rent ready with operating deficit advances of approximately $10,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the second quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the second quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($260,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that technically matured on June 30, 2013. As of June 30, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $218,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $585,204 is equivalent to recapture and interest of $228 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy averaged 73% for the second quarter of 2013 with 59 vacant units. The major issues affecting occupancy are the high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. Management continues to focus on getting vacant units ready for occupancy and leasing. As traffic at the property remains strong, management decided to suspend all move-in specials. Management continues to see increased turnover due to the increased crime rate in the Jackson, MS.

There were three security related lawsuits against the property in 2012. The first two lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. The third lawsuit filed in February 2013, resulted from an alleged car robbery on the property premises. This case is also being handled by the Operating Partnership's insurance carrier. An evaluation of a favorable or unfavorable outcome is not possible at this time. Damages awarded in this claim cannot exceed a $200,000 jurisdictional limit. Management does not expect a considerable increase in insurance premium as result of the settled or pending litigations. Management is looking to add security at the property but initially lacked sufficient funds to originally include this initiative in the 2013 budget. Management has requested bids from several security companies to determine if this additional cost can be supported by future operations. Currently, management has deployed additional patrols by the courtesy officer and staff. Supplemental lighting has been added to existing light poles and to the exterior of 14 buildings. According to the unaudited financial statements, operating expenses continued to decrease during the second quarter of 2013 as much of the work needed to turn vacant units has been completed in-house. Two new maintenance directors were hired for the Ambling portfolio in Jackson. The maintenance directors oversee the maintenance staffs at each property and provide additional resources to complete more work internally at a lower cost. The property is operating above breakeven through May due to favorable debt service requirements. All mortgage, insurance and real estate tax payments are current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2013, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 38 reflects a net loss from Operating Partnerships of $(95,824) and $(91,292), respectively, which includes depreciation and amortization of $242,647 and $258,984, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90%. Low occupancy coupled with high operating expenses have caused below breakeven operations for many years. In 2012, the property operated below breakeven and continued to struggle with low occupancy and high maintenance expenses. During the first half of 2013, the property operated below breakeven and occupancy remained a challenge. As of June 30, 2013 occupancy increased to 88% from 85% in March. The increase can be attributed to the $199 move-in leasing special offered during the second quarter. Management continues to market the property via a resident referral program, online rental websites, and via print media. Additionally, management is in the process of setting up the property on the gosection8.com website to receive section 8 referrals.

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

Series 39

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 39 reflects net loss from Operating Partnerships of $(136,389) and $(183,879), respectively, which includes depreciation and amortization of $225,230 and $237,028, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90%. Low occupancy coupled with high operating expenses have caused below breakeven operations for many years. In 2012, the property operated below breakeven and continued to struggle with low occupancy and high maintenance expenses. During the first half of 2013, the property operated below breakeven and occupancy remained a challenge. As of June 30, 2013 occupancy increased to 88% from 85% in March. The increase can be attributed to the $199 move-in leasing special offered during the second quarter. Management continues to market the property via a resident referral program, online rental websites, and via print media. Additionally, management is in the process of setting up the property on the gosection8.com website to receive section 8 referrals.

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

Series 40

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2013, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 40 reflects a net loss from Operating Partnerships of $(307,495) and $(129,782), respectively, which includes depreciation and amortization of $329,794 and $335,702, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Cash flow has been negative each year in 2007 through 2012. As of June 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $112,000, $557,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through June 30, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $918,000. As of July 18, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $110,800 and $107,300, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of July 18, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the second quarter of 2013 was 71%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for May 2013 was 19.3% compared to 8.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2013 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, during 2012 and 2011 maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property's maintenance needs. In the second quarter of 2013, management addressed the deferred maintenance in a few vacant units making them rent ready with operating deficit advances of approximately $10,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the second quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the second quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($260,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matured on June 30, 2013. As of June 30, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $218,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $119,846 is equivalent to recapture and interest of $45 per 1,000 BACs.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven in 2011 due to a decline in occupancy, insufficient rental rates, and high debt service. The decline in occupancy was due to a number of deaths and residents moving to assisted living facilities. Continuing a positive trend from 2012, physical occupancy has averaged 98% through the second quarter of 2013, and 96% at the end of June. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market. By aggressively marketing to the surrounding communities with fliers, cold calling local agencies, advertising in the local newspaper, and offering a $99 move-in special for the first month, management was successful in releasing the vacant units. Through the second quarter of 2013, the property is operating at breakeven, due to a combination of improved occupancy and favorable year over year variances in operating expenses. Additionally, in August 2012, the Kansas Housing Resources Corporation approved a $35 per unit per month rent increase. Once fully implemented, the increase will add an additional $10,080 annually to gross revenue, but the property is not likely to sustain above breakeven operations without a reduction in debt service. No additional rent increases are planned for 2013. The operating general partner is exploring refinancing options but is finding it difficult to attract lenders due to the size of the first permanent mortgage. The operating general partner's current plan is to package a portfolio of refinancing to obtain the best terms. The real estate taxes, mortgage, and insurance are all current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2016.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. During the third quarter of 2012 occupancy declined to 80% due to a fire occurring in one of the units at the property. The cause was attributed to a tenant turning on the stove and then leaving the apartment. Most of the damage sustained in the unit was due to water damage from the sprinkler system. Three additional units were also affected by water damage but have since been rented. Occupancy subsequently improved to 100% during the fourth quarter of 2012. In 2012 the property operated well, generating $23,000 of cash. As of March 31, 2013, occupancy was 92%, and the property operated below breakeven. High maintenance and utility expenses negatively impacted net operating income. Management reported that repairs from a leaking boiler and carpet replacement from fire damage contributed to the higher expenses. Utility expenses also increased as the property provided space heaters to tenants during the new boiler installation. During the second quarter of 2013, the property continued to operate below breakeven. High maintenance expenses continue to strain operations. The property expensed over $7,000 during the quarter in plumbing repairs. Plumbing repairs consisted of a repair to a leaking waste pipe and sewer leak in the basement. Management expects that repair expenses will slow down during the remaining two quarters. Occupancy as of June 30, 2013 was 96%. The second quarter operating deficit has been funded by the operating general partner. The operating general partner funded $28,550 of deficits in 2013. The investment general partner is expected to visit the property during the third quarter of 2013. Management has confirmed that the mortgage, property taxes, and insurance are current through June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 41 reflects a net loss from Operating Partnerships of $(194,906) and $(205,295), respectively, which includes depreciation and amortization of $563,850 and $554,592, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 74% in 2012 and it was 75% occupied as of June 30, 2013. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 71% as of June 30, 2013. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. Occupancy was 81% as of June 30, 2013. However, despite the low occupancy the property operated above breakeven in the second quarter of 2013. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 75% as of June 30, 2013. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated slightly below breakeven through the second quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2012, occupancy was 100% and the property operated above breakeven. Through the second quarter of 2013, average physical occupancy continues to be strong at 95% with operations remaining slightly above breakeven. Improved operations are due to higher occupancy and better rent collection. If occupancy levels are maintained, management is optimistic that the property will continue to operate above breakeven throughout 2013. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Bienville Partnership, A L.P. (Bienville Apartments) is a 32-unit family property in Ringgold, Louisiana. Through the second quarter of 2013, occupancy has averaged 98% and the property is operating above breakeven. The property averaged 88% occupancy in 2012 and operated at a deficit for the year. The improvement in operations in 2013 is primarily due to the increased occupancy and lower maintenance expenses resulting from reduced unit turn costs. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Bienville Partnership, A L.P. subsequent to June 30, 2013.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the second quarter of 2013, the property was able to operate above breakeven due to improved collections and expense control which has resulted from a change in management. A well-regarded management company in the Mid-Atlantic region became the management agent on June 1, 2013. The new management purchased a computer and management software for the site in order to monitor operations on a real-time basis. In addition, they held a training conference to teach the staff about the company's policies and procedures. Occupancy was 89% as of June 30, 2013. However, management has increased marketing efforts through increased internet advertising and by adding the property to the TM Associates website. They expect to improve qualified traffic and bring the property to full occupancy during the third quarter. The operating general partner is exploring the possibility of bringing in a replacement operating general partner during the third quarter of 2013. The investment general partner intends to continue to work closely with management and the operating general partner to improve operations and vet prospective new partners. All mortgage, real estate tax, and insurance payments are current.

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 42

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 42 reflects a net loss from Operating Partnerships of $(53,354) and $(88,892), respectively, which includes depreciation and amortization of $439,472 and $429,751, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The property had declining occupancy which led to below breakeven operations in 2011. The Gaylord, Michigan market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88%, and the property operated slightly above breakeven. As of June 30, 2013 occupancy declined further to 83%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management helped the property to continue operating above breakeven through June 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, Louisiana. Through the second quarter of 2013 the property was 83% occupied and was operating slightly below breakeven. Management reported that the most significant barrier to achieving stabilized occupancy was unqualified applicants. Nearby casinos employ a large portion of the population in the area. However, casinos tend to pay higher wages, which disqualifies their employees as residents because the employees exceed the income limitations. The onsite management team continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The property's second floor units are another factor which is contributing to the low occupancy issue according to management. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level. The investment general partner conducted a site visit on June 12, 2013 and found the property in good condition. The operating general partner has stated that the projected 2013 operating deficit will be funded by deferring affiliated management fees and, if necessary, funds will be advanced to the Operating Partnership. The low income housing tax credit compliance period expires on December 31, 2016. All mortgage and tax, and insurance payments are current.

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

Average occupancy remained strong at 97% in the second quarter of 2013, compared to 94% and 88% in 2012 and 2011, respectively. Also, the property operated above breakeven in the second quarter of 2013 and during 2012 after operating below breakeven in 2011. The improvement in operations was primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management has been effective as it continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The low income housing tax credit compliance period expires on December 31, 2018. Mortgage, real estate tax and insurance payments are all current as of June 30, 2013.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the second quarter of 2013 as a result of low occupancy, high unit turnover costs, and inconsistent staffing. The property terminated both the site manager and the maintenance manager during the second quarter due to sub-par performance. With lack of proper oversight, occupancy dropped to 73% in June 2013. In addition, contractors were hired to complete unit turns which is not cost effective for the property. Subsequent to the end of the second quarter, new staff was hired. The new site manager is in the process of qualifying applicants to bring the property back to a full occupancy level. The property was able to secure lower insurance premiums for the year by partnering with another local management group with a large portfolio; this should enable cost savings throughout the fiscal year. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

Series 43

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 43 reflects a net loss from Operating Partnerships of $(105,015) and $(146,644), respectively, which includes depreciation and amortization of $542,379 and $571,057, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Average occupancy remained strong at 97% in the second quarter of 2013, compared to 93% and 88% in 2012 and 2011, respectively. Also, the property operated above breakeven in the second quarter of 2013 and during 2012 after operating below breakeven in 2011. The improvement in operations was primarily due to increased net rental income from lower vacancies as well as lower maintenance expenses. Management has been effective as it continues marketing heavily throughout the area to improve occupancy. A fire occurred on December 25, 2010 that resulted in fire and water damage to one unit and water damage to two other units and some hallways. No residents were injured in the fire. Rehabilitation of these units was completed in the fourth quarter of 2011. The damages were covered under the Operating Partnership's property insurance. The Operating Partnership has been funding the replacement reserve in accordance with the loan and Operating Partnership agreements. The low income housing tax credit compliance period expires on December 31, 2018. Mortgage, real estate tax and insurance payments are all current as of June 30, 2013.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 98% occupancy in 2012 but operated below breakeven. Through the second quarter of 2013, average occupancy was 92% and the property operated below breakeven due to increased real estate taxes. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. In 2011 the property wrote off $83,705 in bad debt. Tenant receivables as of December 31, 2012, were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. During the second quarter of 2013, the property operated below breakeven. The utility expenses exceeded the 2013 budget expectation by $19,486 and the 2012 prorated audit results by $23,000. In addition to a colder than anticipated winter, the supplier for gas and electricity was overcharging the utility companies on billable rates. Therefore the bills the property had been paying had the incorrect rates. As a result, the property received a refund of $4,720 from the gas company. Occupancy through June 30, 2013 remained at 100%. Management has stated that the New York State Housing and Community Development released new Tax Credit Rents. Management will implement new rents on unit turns and will check lease agreement on interim increases. The rent increase is expected to generate $12,000 of additional annual rent. Mortgage and insurance are current through June 30, 2013. Management has confirmed that the mortgage and insurance are current, the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner forecast a deficit of approximately $85,000 - $100,000 after the operating general partner agreed to continue charging the reduced 3% management fee. The investment general partner also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of June 30, 2013, only $38,472 had been advanced from fund reserves in 2013 as a result of improved occupancy that has averaged 96% during the first half of 2013 and bad debt expense declining to only 2.5% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture was to occur in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of June 30, 2013.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property continues to operate below breakeven in 2013 due to increased maintenance expenses associated with making vacant units rent ready. Although vacancy declined in 2012, the average annual occupancy remained low at 88%. To remain competitive in the marketplace, management has increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. From its December 2012 low of 64%, occupancy continues to improve in 2013, averaging 91% through the second quarter, ending June at 97%. The investment general partner will work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner will continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

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

Management anticipates breakeven operations in 2013 with improved occupancy and reduced expenses.  In 2012, occupancy averaged 87% but continued to decrease through the first quarter of 2013 to an average of 81% through March 31, 2013. The investment general partner had the property secretly shopped in the first quarter of 2013, which revealed poor results with staffing and a low level of professionalism.  Subsequently, a new site manager was hired. In the second quarter, occupancy improved to 100% as of June 30, 2013. All mortgage, taxes and insurance are current through June 30, 2013. The operating deficit guarantee expires July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of June 30, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 10 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 44 reflects a net loss from Operating Partnerships of $(199,436) and $(425,961), respectively, which includes depreciation and amortization of $594,764 and $587,579, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee had expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period was limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner, the operating general partner continued to fund $242,489 for deficits through the December 1, 2012 mortgage bond payment; however, the deficit funding stopped before the January 1, 2013 mortgage payment. As a result, only partial mortgage bond payments were made each month during the first half of 2013 and the Operating Partnership fell $163,000 into arrears. Note that the servicing agent for the mortgage bonds sent the Operating Partnership a default notice on January 14, 2013. The default remained uncured until June 28, 2013.

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the state tax credit syndicator conducted negotiations with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the "Letter Agreement") in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. After the Letter Agreement was signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that has been hired to coordinate the HUD loan application is forecasting a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period is estimated to be $675,000 - $825,000. This is capital that will need to be provided to the Operating Partnership and shared by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner's interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture that otherwise would occur in 2013.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy in the first half of 2013 remained steady at 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first half of 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner and state tax credit syndicator are unable to refinance the existing mortgage bonds before February 28, 2014, there is a high probability that the mortgage will be foreclosed. The property's real estate tax, insurance payments and bond payments were current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2019. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $45,499, and incur recapture and interest penalty costs of $51,966, equivalent to approximately $17 and $19 per 1,000 BACs respectively. If recapture was to occur in 2014, the Operating Partnership would lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued in the second, third and fourth quarters of 2011 as physical occupancy improved to average 95%, 94% and 96%, respectively. For the last two months of the second quarter of 2011 and all of the third and fourth quarters of 2011, the property operated at a breakeven level. While the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which restarted with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves had been advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner forecast a deficit of approximately $85,000 - $100,000 after the operating general partner agreed to continue charging the reduced 3% management fee. The investment general partner also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of June 30, 2013, only $38,472 had been advanced from fund reserves in 2013 as a result of improved occupancy that has averaged 96% during the first half of 2013 and bad debt expense declining to only 2.5% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture was to occur in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of June 30, 2013.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. Average occupancy fell significantly in recent years, averaging 63% in the first half of 2013, and 68% and 76% in 2012 and 2011, respectively, due to the continuing downward trends in the rental market and the lack of job opportunities in Memphis. Also, for a period of time in 2011 Section 8 vouchers were unavailable from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. Management has recently increased its advertising and marketing efforts and continues to offer rental concessions; however, occupancy remains a significant challenge for the property. In 2012, net cash flow expended by property operations totaled ($503,432). The property continued to operate significantly below breakeven due to high maintenance expenses and bad debt, as well as high real estate taxes and accompanying interest charges and penalties. In 2011, net cash flow expended by property operations totaled ($204,196) again due to high real estate taxes, maintenance expenses and bad debt charges. Negative operations in 2012 and 2011 were funded primarily by the deferral of certain maintenance items, accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County, as well as by net advances (approximately $21,000 in 2011) from the operating general partner and its affiliates.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area have continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $800,000 as of June 30, 2013.

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

As of late November 2012, Memphis 102 and the operating general partner had not completed these conditions to the satisfaction of the lender. As a result, the lender filed an amended complaint on November 29, 2012 requesting the appointment of a receiver for Memphis 102 and the four other unrelated LIHTC partnerships controlled by the operating general partner. On January

23, 2013 a receiver ("Receiver") was appointed by the Court for Memphis 102. Note that the investment general partner did not object to this action by the lender.

In early February 2013, the Receiver hired a third party management company to manage the property. The new management company inspected each unit and issued a report indicating that occupancy was 72% and that deferred maintenance totaling approximately $212,000 was needed to make the 28 vacant units rent ready. Also, in early February 2013, the Receiver became aware of numerous 8823s that had been issued to the Operating Partnership by a state agency relating to a March 27, 2012 inspection which noted several issues of noncompliance which had not been responded to by the operating general partner. After a review by the Receiver and the investment general partner, the Operating Partnership recognized recapture in 2012 totaling $281,707, equivalent to $104 per 1,000 BACs.

The Receiver was also given broad authority by the Court to sell the property through a receivership sale, which will legally leave the land use and regulatory agreement in place with all requirements under Section 42. The Receiver continues to negotiate with potential buyers but has not reached an agreement with any potential buyer on sale terms. The purchase offers that have been received are substantially less than the outstanding mortgage debt and accrued real estate taxes. The lender has indicated that it would accept a discounted payment of the outstanding mortgage debt to allow the sale of the property to take place. If the property was to be sold in 2013, the Operating Partnership would not receive a portion of the tax credits scheduled to be delivered in 2013 depending on the sale date (i.e. a potential sale of the property that would occur effective September 30, 2013 would result in an estimated tax credit loss in 2013 and 2014 of $90,636 and $127,517, respectively, which is equivalent to a tax credit loss of $34 and $47 per 1,000 BACs). If the property is sold and continues to be operated according to Section 42, the Operating Partnership would not incur tax credit recapture and interest penalties as a result of the sale of the property.

Insurance payments were current as of June 30, 2013; however, mortgage payments and real estate taxes were not current as of this date. The most recent mortgage payment was made in January 2013 and the last year real estate taxes were paid in full for all the homes was prior to 2006. These two deficiencies represent undeclared defaults on the mortgage. Furthermore, in May 2013 the Receiver was notified by the Shelby County Treasurer that due to the significant delinquent real estate taxes it was going to begin the tax lien sale process for each of the 102 homes and that it had tentatively set January 6, 2014 as the tax lien sale date. The lender has indicated that it will not make protective advances to pay the delinquent real estate taxes to avoid tax lien sales of the homes. If a receivership sale of the property does not take place and the property is foreclosed in 2013, the estimated credit loss would be $490,439 and the tax credit recapture cost plus interest penalty would be $1,652,686 which are equivalent to a credit loss of $181 per 1,000 BACs and tax credit recapture and interest penalty of $612 per 1,000 BACs. As mentioned above, the low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Average occupancy was not strong in recent years due to continued weakness in the local economy and the ineffectiveness of prior management (further discussed below). The property operated at about breakeven through the second quarter of 2013, after operating below breakeven during 2012, and generating a small positive cash flow in 2011. The deficit in 2012 was primarily financed by an increase in the accounts payable. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy through June 30, 2013 was 80%, after averaging 82% and 85% in 2012 and 2011, respectively. Occupancy has decreased in 2013 due to an increase in evictions as the new third party management company has been addressing nonpayment of full monthly rent by certain tenants (the previous affiliated management company allowed a policy of accepting partial rent payments from tenants to maintain occupancy). Consequently, due to these evictions the property has seen an increase in bad debt expense through June 30, 2013. Also, in June 2013 the new third party management company commenced a plan in coordination with the lender to address deferred maintenance in approximately 10 vacant units which had not been maintained as rent ready by the previous management company. As part of this plan, the lender has agreed to fast-track the payment procedures from the Operating Partnership's replacement reserve escrow to pay invoices for the costs to make the down units rent ready. The new third party management company expects the 10 vacant units to be fully rent ready in the third quarter of 2013. The mortgage payments, real estate taxes and insurance are current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 45 reflects a net loss from Operating Partnerships of $(268,074) and $(294,879), respectively, which includes depreciation and amortization of $710,450 and $700,739 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property has experienced a significant decline in operations and cash flow since 2006. Cash flow has been negative each year in 2007 through 2012. As of June 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also had a list of deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $112,000, $557,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through March 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $918,000. As of July 18, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $110,800 and $107,300, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 has been paid; however, the $200,000 installment payment that was due on November 30, 2012 has been delayed as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of July 18, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property for the second quarter of 2013 was 71%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continued poor local economy and limited job opportunities in the Pontiac area, as well as the lack of available funds to complete costly tenant turnovers, as further discussed below. The reported unemployment rate in Pontiac, MI for May 2013 was 19.3% compared to 8.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2013 approximately 65% of the property's leased units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past few years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In previous years, maintenance expenses were very high due to extremely costly unit turnover expenses for these single-family homes. However, during 2012 and 2011 maintenance expenses had generally decreased due to lower occupancy and less cash flow available to address the property's maintenance needs. In the second quarter of 2013, management addressed the deferred maintenance in a few vacant units making them rent ready with operating deficit advances of approximately $10,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly tenant turnovers. Utility expenses have been a problem at the property since 2010 when occupancy started to decline as the Operating Partnership is required to pay for basic heating and lighting costs rather than tenants for the increased number of vacant units. This problem continued into the second quarter of 2013.

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

In recent years the Operating Partnership has experienced significant negative operations. In the second quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($260,000) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes. As noted above, the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matured on June 30, 2013. As of March 31, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $218,100 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes, which are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and tenant turnover expenses which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $34,665 is equivalent to recapture and interest of $9 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee had expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period was limited. Both parties discussed scenarios to evaluate additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner, the operating general partner continued to fund $242,489 for deficits through the December 1, 2012 mortgage bond payment; however, the deficit funding stopped before the January 1, 2013 mortgage payment. As a result, only partial mortgage bond payments were made each month during the first half of 2013 and the Operating Partnership fell $163,000 into arrears. Note that the servicing agent for the mortgage bonds sent the operating partnership a default notice on January 14, 2013. The default remained uncured until June 28, 2013.

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the state tax credit syndicator conducted negotiations with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the "Letter Agreement") in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to an early bond redemption and agreed that no penalties would be charged to the Operating Partnership. After the Letter Agreement was signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that has been hired to coordinate the HUD loan application is forecasting a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period is estimated to be $675,000 - $825,000. This is capital that will need to be provided to the Operating Partnership and shared by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner's interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture that otherwise would occur in 2013.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy in the first half of 2013 remained steady at 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first half of 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner and state tax credit syndicator are unable to refinance the existing mortgage bonds before February 28, 2014, there is a high probability that the mortgage will be foreclosed. The property's real estate tax, insurance payments and bond payments were current as of June 30, 2013. The low income housing tax credit compliance period expires on December 31, 2019. If recapture was to occur in 2013, the Operating Partnership would lose future tax credits of $1,218,393, and incur recapture and interest penalty costs of $1,391,602, equivalent to approximately $303 and $347 per 1,000 BACs respectively. If recapture was to occur in 2014, the Operating Partnership would lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively.

Lone Terrace, Limited Partnership (Lone Terrace Apartments) is a 31-unit family property in Lone Grove, OK. In 2010, operations fell below breakeven for the year due to a decrease in occupancy and an increase in maintenance and insurance costs. The majority of maintenance costs were replacement items that were not reimbursed from the replacement reserve account due to Rural Development restrictions. In addition, Rural Development required management to contract out all maintenance work at a higher cost instead of using affiliated company employees. In 2012, the property operated above breakeven due to increased revenues and a utility reimbursement from the Lone Grove Trust Authority. The reimbursement was for an overcharge of utilities for the prior 12 months. The funds received were utilized to pay down accrued payables. As of June 30, 2013, the property is 97% occupied, operating expenses have stabilized, and the property is operating above breakeven. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Lone Terrace, Limited Partnership subsequent to June 30, 2013.

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

Series 46

As of June 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2013, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2013 and 2012, Series 46 reflects a net loss from Operating Partnerships of $(118,800) and $(140,589), respectively, which includes depreciation and amortization of $307,999 and $331,841, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs decreased significantly. Overall operating expenses decreased in 2012 and the property operated slightly above breakeven for 2012. Occupancy in 2012 averaged 98% and has continued to remain strong in 2013 averaging 99%. Operations at the property have fluctuated due to sporadically high maintenance and administrative expenses; year to date, the property is operating slightly below breakeven. The operating general partner submitted a plan to replace the domestic hot water tank and repair the HVAC of which a portion will be funded with an operating partner advance and a portion from the replacement reserve withdrawal. Thus far, funds have not been accessed to fund these repairs. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite occupancy averaging 98%, the property operated below breakeven in the second quarter of 2013 due to high operating expenses, expensive mortgage debt, and insufficient rental rates.  Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn't willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. As of July 17, 2013, the first mortgage lender was still reviewing this request. In 2011 the operating managing member hired a real estate tax consulting firm to appeal the 2011 tax assessment, via the payment under protest process. This appeal was ultimately rejected by the taxing authority and could have been appealed; however, the legal expense to go to court would have been greater than the actual cost savings. In addition, because occupancy remained strong, the State tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010; unfortunately, this did not bring 2011 operations above breakeven. Despite a second $10 per unit per month rent increase, made effective May 1, 2012, and occupancy averaging 98% during the first half of 2013, the property remained below breakeven through the second quarter of 2013. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of June 30, 2013.

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

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable
Item 4	Controls and Procedures

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2013.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 14, 2013		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 14, 2013	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.