Form 10-Q
period 2013-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2013-11-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2013
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three Months	31-58
Condensed Statements of Operations Six Months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-246

Item 3. Quantitative and Qualitative Disclosures About Market Risk	247

Item 4. Controls and Procedures	247

PART II OTHER INFORMATION

Item 1. Legal Proceedings	248

Item 1A. Risk Factors	248

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	248

Item 3. Defaults Upon Senior Securities	248

Item 4. Mine Safety Disclosures	248

Item 5. Other Information	248

Item 6. Exhibits	248

Signatures	249

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,523,817	$13,605,938

OTHER ASSETS
Cash and cash equivalents	10,131,743	10,156,227
Notes receivable	69,698	69,698
Acquisition costs, net	1,563,334	1,786,668
Other assets	332,361	838,860

	$24,620,953	$26,457,391

LIABILITIES

Accounts payable and accrued expenses	$225,155	$196,892
Accounts payable affiliates (Note C)	50,600,218	53,175,805
Capital contributions payable	858,144	1,111,008

	51,683,517	54,483,705

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,644,880 are outstanding	(19,625,716)	(20,579,829)
General Partner	(7,436,848)	(7,446,485)

	(27,062,564)	(28,026,314)

	$24,620,953	$26,457,391

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	125,561	158,143
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$125,561	$158,143

LIABILITIES

Accounts payable and accrued expenses	$8,333	$20,000
Accounts payable affiliates (Note C)	1,887,304	2,027,860
Capital contributions payable	-	-

	1,895,637	2,047,860

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,865,700 outstanding	(1,444,123)	(1,562,568)
General Partner	(325,953)	(327,149)

	(1,770,076)	(1,889,717)

	$125,561	$158,143

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	125,567	128,750
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$128,567	$131,750

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	1,356,887	1,403,159
Capital contributions payable	-	-

	1,361,887	1,403,159

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,890,700 are outstanding	(1,059,036)	(1,096,744)
General Partner	(174,284)	(174,665)

	(1,233,320)	(1,271,409)

	$128,567	$131,750

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	109,698	223,347
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$109,698	$223,347

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,863,573	2,918,338
Capital contributions payable	9,352	9,352

	2,872,925	2,927,690

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and outstanding	(2,516,511)	(2,458,216)
General Partner	(246,716)	(246,127)

	(2,763,227)	(2,704,343)

	$109,698	$223,347

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	128,763	172,186
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$128,763	$172,186

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,504,591	2,478,131
Capital contributions payable	-	-

	2,504,591	2,478,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and outstanding	(2,067,223)	(1,998,039)
General Partner	(308,605)	(307,906)

	(2,375,828)	(2,305,945)

	$128,763	$172,186

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	851,799	1,726,961
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	3,422

	$851,799	$1,730,383

LIABILITIES

Accounts payable and accrued expenses	$20,000	$-
Accounts payable affiliates (Note C)	6	2,468,363
Capital contributions payable	-	-

	20,006	2,468,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and outstanding	1,008,772	(545,303)
General Partner	(176,979)	(192,677)

	831,793	(737,980)

	$851,799	$1,730,383

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,592,554	1,984,103
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	627,865

	$2,593,804	$2,611,968

LIABILITIES

Accounts payable and accrued expenses	$5,000	$978
Accounts payable affiliates (Note C)	10,728	-
Capital contributions payable	-	-

	15,728	978

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 are outstanding	2,809,739	2,842,324
General Partner	(231,663)	(231,334)

	2,578,076	2,610,990

	$2,593,804	$2,611,968

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,954,745	271,051
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	4,363

	$1,954,745	$275,414

LIABILITIES

Accounts payable and accrued expenses	$33,500	$7,460
Accounts payable affiliates (Note C)	-	499,347
Capital contributions payable	1,293	1,293

	34,793	508,100

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,995,200 are outstanding	2,241,006	109,894
General Partner	(321,054)	(342,580)

	1,919,952	(232,686)

	$1,954,745	$275,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	235,503	230,059
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	7,233	7,233

	$242,736	$237,292

LIABILITIES

Accounts payable and accrued expenses	$5,000	$7,500
Accounts payable affiliates (Note C)	1,350,563	1,603,517
Capital contributions payable	10,020	10,020

	1,365,583	1,621,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding	(905,171)	(1,163,460)
General Partner	(217,676)	(220,285)

	(1,122,847)	(1,383,745)

	$242,736	$237,292

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	519,258	386,279
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,550	3,550

	$522,808	$389,829

LIABILITIES

Accounts payable and accrued expenses	$11,340	$-
Accounts payable affiliates (Note C)	1,459,627	1,577,136
Capital contributions payable	40,968	40,968

	1,511,935	1,618,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 4,000,238 are outstanding	(635,487)	(872,244)
General Partner	(353,640)	(356,031)

	(989,127)	(1,228,275)

	$522,808	$389,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	97,739	82,084
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$97,739	$82,084

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,673,707	3,508,005
Capital contributions payable	10,197	10,197

	3,683,904	3,518,202

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and outstanding	(3,211,657)	(3,063,110)
General Partner	(374,508)	(373,008)

	(3,586,165)	(3,436,118)

	$97,739	$82,084

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	253,288	269,758
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$253,788	$270,258

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,613,239	1,535,665
Capital contributions payable	127,396	127,396

	1,740,635	1,663,061

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding	(1,244,923)	(1,151,819)
General Partner	(241,924)	(240,984)

	(1,486,847)	(1,392,803)

	$253,788	$270,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	230,681	233,992
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$255,681	$258,992

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,099,831	2,933,577
Capital contributions payable	66,294	66,294

	3,166,125	2,999,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and outstanding	(2,502,081)	(2,334,212)
General Partner	(408,363)	(406,667)

	(2,910,444)	(2,740,879)

	$255,681	$258,992

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	340,313	337,905
Notes receivable	46,908	46,908
Acquisition costs, net	-	-
Other assets	22,577	22,577

	$409,798	$407,390

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,951,193	2,815,554
Capital contributions payable	173,561	173,561

	3,124,754	2,989,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,698 are outstanding	(2,281,444)	(2,149,545)
General Partner	(433,512)	(432,180)

	(2,714,956)	(2,581,725)

	$409,798	$407,390

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	201,516	201,600
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$201,516	$201,600

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,879,682	1,817,978
Capital contributions payable	69,154	69,154

	1,952,239	1,890,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 are outstanding	(1,507,436)	(1,446,266)
General Partner	(243,287)	(242,669)

	(1,750,723)	(1,688,935)

	$201,516	$201,600

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	98,684	63,811
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$98,684	$63,811

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,765,661	3,631,497
Capital contributions payable	-	-

	3,765,661	3,631,497

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and outstanding	(3,329,917)	(3,231,619)
General Partner	(337,060)	(336,067)

	(3,666,977)	(3,567,686)

	$98,684	$63,811

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	88,905	101,782
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$88,905	$101,782

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,156,132	2,055,092
Capital contributions payable	-	-

	2,156,132	2,055,092

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and outstanding	(1,764,530)	(1,651,752)
General Partner	(302,697)	(301,558)

	(2,067,227)	(1,953,310)

	$88,905	$101,782

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	434,502	1,437,216
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$434,502	$1,437,216

LIABILITIES

Accounts payable and accrued expenses	$131,912	$131,000
Accounts payable affiliates (Note C)	1,042,111	1,975,871
Capital contributions payable	-	-

	1,174,023	2,106,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,837 issued and outstanding	(553,462)	(484,295)
General Partner	(186,059)	(185,360)

	(739,521)	(669,655)

	$434,502	$1,437,216

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	314,434	287,786
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$314,434	$287,786

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,044,715	1,942,283
Capital contributions payable	138,438	138,438

	2,183,153	2,080,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding	(1,634,468)	(1,559,442)
General Partner	(234,251)	(233,493)

	(1,868,719)	(1,792,935)

	$314,434	$287,786

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	210,396	175,521
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$210,396	$175,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,634,632	1,552,432
Capital contributions payable	-	-

	1,634,632	1,552,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding	(1,191,709)	(1,144,857)
General Partner	(232,527)	(232,054)

	(1,424,236)	(1,376,911)

	$210,396	$175,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	136,631	142,890
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$136,631	$142,890

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,479,499	1,411,099
Capital contributions payable	-	-

	1,479,499	1,411,099

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,152 issued and outstanding	(1,132,997)	(1,059,085)
General Partner	(209,871)	(209,124)

	(1,342,868)	(1,268,209)

	$136,631	$142,890

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	75,878	92,145
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$75,878	$92,145

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,721,859	2,615,847
Capital contributions payable	102	102

	2,721,961	2,615,949

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding	(2,394,678)	(2,273,622)
General Partner	(251,405)	(250,182)

	(2,646,083)	(2,523,804)

	$75,878	$92,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	132,982	147,099
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$134,200	$148,317

LIABILITIES

Accounts payable and accrued expenses	$1,667	$-
Accounts payable affiliates (Note C)	2,936,158	2,869,208
Capital contributions payable	100	100

	2,937,925	2,869,308

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding	(2,526,519)	(2,444,612)
General Partner	(277,206)	(276,379)

	(2,803,725)	(2,720,991)

	$134,200	$148,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$20,631	$109,918

OTHER ASSETS
Cash and cash equivalents	246,256	259,722
Notes receivable	22,790	22,790
Acquisition costs, net	242,062	276,642
Other assets	51,003	51,003

	$582,742	$720,075

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,947,123	1,872,773
Capital contributions payable	73,433	73,433

	2,020,556	1,946,206

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding	(1,182,497)	(972,931)
General Partner	(255,317)	(253,200)

	(1,437,814)	(1,226,131)

	$582,742	$720,075

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,249,529	$1,467,908

OTHER ASSETS
Cash and cash equivalents	275,221	244,501
Notes receivable	-	-
Acquisition costs, net	233,772	267,168
Other assets	97,581	85,341

	$1,856,103	$2,064,918

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,394,838	2,241,448
Capital contributions payable	121,112	121,112

	2,515,950	2,362,560

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding	(331,727)	26,856
General Partner	(328,120)	(324,498)

	(659,847)	(297,642)

	$1,856,103	$2,064,918

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,017,796	$1,079,218

OTHER ASSETS
Cash and cash equivalents	67,799	342,053
Notes receivable	-	-
Acquisition costs, net	989,790	1,131,190
Other assets	18,588	-

	$2,093,973	$2,552,461

LIABILITIES

Accounts payable and accrued expenses	$-	$21,551
Accounts payable affiliates (Note C)	1,501,637	1,352,903
Capital contributions payable	-	252,864

	1,501,637	1,627,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding	823,861	1,153,340
General Partner	(231,525)	(228,197)

	592,336	925,143

	$2,093,973	$2,552,461

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,544,053	$4,953,547

OTHER ASSETS
Cash and cash equivalents	106,378	274,823
Notes receivable	-	-
Acquisition costs, net	62,354	71,262
Other assets	97,073	-

	$4,809,858	$5,299,632

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	1,272,855	1,141,419
Capital contributions payable	16,724	16,724

	1,289,579	1,163,143

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding	3,838,738	4,448,786
General Partner	(318,459)	(312,297)

	3,520,279	4,136,489

	$4,809,858	$5,299,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,691,808	$5,995,347

OTHER ASSETS
Cash and cash equivalents	176,692	180,660
Notes receivable	-	-
Acquisition costs, net	35,356	40,406
Other assets	3,788	3,788

	$5,907,644	$6,220,201

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,052,067	927,303
Capital contributions payable	-	-

	1,052,067	927,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding	5,069,764	5,502,712
General Partner	(214,187)	(209,814)

	4,855,577	5,292,898

	$5,907,644	$6,220,201

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$4,537	$88,030
Other income	123,033	93,983

	127,570	182,013

Share of income (loss) from Operating Partnerships (Note D)	3,760,832	59,668

Expenses
Professional fees	454,677	623,426
Fund management fee, net (Note C)	879,779	1,077,890
Amortization	111,666	158,451
General and administrative expenses	79,625	101,849

	1,525,747	1,961,616

NET INCOME (LOSS)	$2,362,655	$(1,719,935)

Net income (loss) allocated to assignees	$2,339,025	$(1,702,734)

Net income (loss) allocated to general partner	$23,630	$(17,201)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2013	2012

Income
Interest income	$125	$194
Other income	689	1,875

	814	2,069

Share of income (loss) from Operating Partnerships (Note D)	183,000	-

Expenses
Professional fees	12,746	20,383
Fund management fee, net (Note C)	17,227	24,994
Amortization	-	-
General and administrative expenses	3,432	4,011

	33,405	49,388

NET INCOME (LOSS)	$150,409	$(47,319)

Net income (loss) allocated to assignees	$148,905	$(46,846)

Net income (loss) allocated to general partner	$1,504	$(473)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2013	2012

Income
Interest income	$95	$146
Other income	218	3,559

	313	3,705

Share of income (loss) from Operating Partnerships (Note D)	79,000	-

Expenses
Professional fees	10,036	16,166
Fund management fee, net (Note C)	13,870	13,719
Amortization	-	-
General and administrative expenses	2,634	3,166

	26,540	33,051

NET INCOME (LOSS)	$52,773	$(29,346)

Net income (loss) allocated to assignees	$52,245	$(29,053)

Net income (loss) allocated to general partner	$528	$(293)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2013	2012

Income
Interest income	$65	$83
Other income	-	-

	65	83

Share of income (loss) from Operating Partnerships (Note D)	-	99,675

Expenses
Professional fees	21,801	23,208
Fund management fee, net (Note C)	16,995	33,409
Amortization	-	-
General and administrative expenses	2,978	3,603

	41,774	60,220

NET INCOME (LOSS)	$(41,709)	$39,538

Net income (loss) allocated to assignees	$(41,292)	$39,143

Net income (loss) allocated to general partner	$(417)	$395

Net income (loss) per BAC	$(.02)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2013	2012

Income
Interest income	$67	$82
Other income	-	-

	67	82

Share of income (loss) from Operating Partnerships (Note D)	-	12,750

Expenses
Professional fees	15,696	19,778
Fund management fee, net (Note C)	22,680	30,063
Amortization	-	-
General and administrative expenses	3,305	3,888

	41,681	53,729

NET INCOME (LOSS)	$(41,614)	$(40,897)

Net income (loss) allocated to assignees	$(41,198)	$(40,488)

Net income (loss) allocated to general partner	$(416)	$(409)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2013	2012

Income
Interest income	$188	$182
Other income	20	2,610

	208	2,792

Share of income (loss) from Operating Partnerships (Note D)	1,544,276	186,742

Expenses
Professional fees	17,601	22,451
Fund management fee, net (Note C)	(75,697)	21,743
Amortization	-	-
General and administrative expenses	2,882	3,340

	(55,214)	47,534

NET INCOME (LOSS)	$1,599,698	$142,000

Net income (loss) allocated to assignees	$1,583,701	$140,580

Net income (loss) allocated to general partner	$15,997	$1,420

Net income (loss) per BAC	$.73	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2013	2012

Income
Interest income	$1,239	$344
Other income	978	740

	2,217	1,084

Share of income (loss) from Operating Partnerships (Note D)	-	255,807

Expenses
Professional fees	14,991	20,431
Fund management fee, net (Note C)	10,728	17,398
Amortization	-	-
General and administrative expenses	3,037	3,623

	28,756	41,452

NET INCOME (LOSS)	$(26,539)	$215,439

Net income (loss) allocated to assignees	$(26,274)	$213,285

Net income (loss) allocated to general partner	$(265)	$2,154

Net income (loss) per BAC	$(.01)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2013	2012

Income
Interest income	$319	$328
Other income	1,611	18,517

	1,930	18,845

Share of income (loss) from Operating Partnerships (Note D)	2,129,678	42,251

Expenses
Professional fees	31,526	34,753
Fund management fee, net (Note C)	(113,877)	43,196
Amortization	-	-
General and administrative expenses	3,781	4,235

	(78,570)	82,184

NET INCOME (LOSS)	$2,210,178	$(21,088)

Net income (loss) allocated to assignees	$2,188,076	$(20,877)

Net income (loss) allocated to general partner	$22,102	$(211)

Net income (loss) per BAC	$.55	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2013	2012

Income
Interest income	$215	$249
Other income	19,214	-

	19,429	249

Share of income (loss) from Operating Partnerships (Note D)	308,519	-

Expenses
Professional fees	15,146	18,974
Fund management fee, net (Note C)	23,369	4,796
Amortization	-	16,347
General and administrative expenses	2,883	3,360

	41,398	43,477

NET INCOME (LOSS)	$286,550	$(43,228)

Net income (loss) allocated to assignees	$283,685	$(42,796)

Net income (loss) allocated to general partner	$2,865	$(432)

Net income (loss) per BAC	$.12	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2013	2012

Income
Interest income	$320	$263
Other income	9,500	531

	9,820	794

Share of income (loss) from Operating Partnerships (Note D)	-	44,775

Expenses
Professional fees	20,221	25,629
Fund management fee, net (Note C)	56,490	21,362
Amortization	-	-
General and administrative expenses	3,442	3,930

	80,153	50,921

NET INCOME (LOSS)	$(70,333)	$(5,352)

Net income (loss) allocated to assignees	$(69,630)	$(5,298)

Net income (loss) allocated to general partner	$(703)	$(54)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2013	2012

Income
Interest income	$61	$145
Other income	4,600	3,001

	4,661	3,146

Share of income (loss) from Operating Partnerships (Note D)	100	-

Expenses
Professional fees	16,206	46,815
Fund management fee, net (Note C)	61,444	79,226
Amortization	-	-
General and administrative expenses	3,550	4,072

	81,200	130,113

NET INCOME (LOSS)	$(76,439)	$(126,967)

Net income (loss) allocated to assignees	$(75,675)	$(125,697)

Net income (loss) allocated to general partner	$(764)	$(1,270)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2013	2012

Income
Interest income	$178	$227
Other income	1,522	3,835

	1,700	4,062

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,747	20,184
Fund management fee, net (Note C)	31,737	33,065
Amortization	-	-
General and administrative expenses	2,747	3,754

	50,231	57,003

NET INCOME (LOSS)	$(48,531)	$(52,941)

Net income (loss) allocated to assignees	$(48,046)	$(52,412)

Net income (loss) allocated to general partner	$(485)	$(529)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2013	2012

Income
Interest income	$177	$140
Other income	1,040	1,631

	1,217	1,771

Share of income (loss) from Operating Partnerships (Note D)	-	48,230

Expenses
Professional fees	19,011	25,894
Fund management fee, net (Note C)	81,627	16,730
Amortization	-	-
General and administrative expenses	2,995	4,530

	103,633	47,154

NET INCOME (LOSS)	$(102,416)	$2,847

Net income (loss) allocated to assignees	$(101,392)	$2,819

Net income (loss) allocated to general partner	$(1,024)	$28

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2013	2012

Income
Interest income	$215	$276
Other income	10,000	9,300

	10,215	9,576

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,046	19,887
Fund management fee, net (Note C)	48,734	61,263
Amortization	-	-
General and administrative expenses	2,886	4,623

	65,666	85,773

NET INCOME (LOSS)	$(55,451)	$(76,197)

Net income (loss) allocated to assignees	$(54,896)	$(75,435)

Net income (loss) allocated to general partner	$(555)	$(762)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2013	2012

Income
Interest income	$147	$174
Other income	5,280	14,721

	5,427	14,895

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,736	15,344
Fund management fee, net (Note C)	17,713	18,182
Amortization	-	-
General and administrative expenses	2,415	3,577

	30,864	37,103

NET INCOME (LOSS)	$(25,437)	$(22,208)

Net income (loss) allocated to assignees	$(25,183)	$(21,986)

Net income (loss) allocated to general partner	$(254)	$(222)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2013	2012

Income
Interest income	$21	$-
Other income	25,522	1,539

	25,543	1,539

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,596	18,369
Fund management fee, net (Note C)	58,510	72,099
Amortization	-	-
General and administrative expenses	2,658	4,064

	74,764	94,532

NET INCOME (LOSS)	$(49,221)	$(92,993)

Net income (loss) allocated to assignees	$(48,729)	$(92,063)

Net income (loss) allocated to general partner	$(492)	$(930)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2013	2012

Income
Interest income	$71	$33
Other income	-	69

	71	102

Share of income (loss) from Operating Partnerships (Note D)	-	52,500

Expenses
Professional fees	12,241	18,974
Fund management fee, net (Note C)	48,061	45,400
Amortization	-	-
General and administrative expenses	2,589	4,007

	62,891	68,381

NET INCOME (LOSS)	$(62,820)	$(15,779)

Net income (loss) allocated to assignees	$(62,192)	$(15,621)

Net income (loss) allocated to general partner	$(628)	$(158)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2013	2012

Income
Interest income	$152	$57
Other income	3,320	1,347

	3,472	1,404

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,791	19,306
Fund management fee, net (Note C)	33,120	39,465
Amortization	-	-
General and administrative expenses	3,289	3,385

	49,200	62,156

NET INCOME (LOSS)	$(45,728)	$(60,752)

Net income (loss) allocated to assignees	$(45,271)	$(60,144)

Net income (loss) allocated to general partner	$(457)	$(608)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2013	2012

Income
Interest income	$181	$242
Other income	7,542	13,151

	7,723	13,393

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	9,886	14,664
Fund management fee, net (Note C)	43,216	43,216
Amortization	-	-
General and administrative expenses	2,366	3,467

	55,468	61,347

NET INCOME (LOSS)	$(47,745)	$(47,954)

Net income (loss) allocated to assignees	$(47,268)	$(47,474)

Net income (loss) allocated to general partner	$(477)	$(480)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2013	2012

Income
Interest income	$59	$86
Other income	30,640	16,841

	30,699	16,927

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,241	19,318
Fund management fee, net (Note C)	37,260	35,895
Amortization	-	-
General and administrative expenses	2,458	3,548

	50,959	58,761

NET INCOME (LOSS)	$(20,260)	$(41,834)

Net income (loss) allocated to assignees	$(20,057)	$(41,416)

Net income (loss) allocated to general partner	$(203)	$(418)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2013	2012

Income
Interest income	$80	$141
Other income	936	-

	1,016	141

Share of income (loss) from Operating Partnerships (Note D)	-	(32,780)

Expenses
Professional fees	11,041	16,934
Fund management fee, net (Note C)	31,200	24,412
Amortization	-	-
General and administrative expenses	2,356	3,349

	44,597	44,695

NET INCOME (LOSS)	$(43,581)	$(77,334)

Net income (loss) allocated to assignees	$(43,145)	$(76,561)

Net income (loss) allocated to general partner	$(436)	$(773)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2013	2012

Income
Interest income	$18	$16
Other income	225	-

	243	16

Share of income (loss) from Operating Partnerships (Note D)	-	(39,188)

Expenses
Professional fees	16,546	25,353
Fund management fee, net (Note C)	44,790	47,712
Amortization	-	-
General and administrative expenses	2,544	3,349

	63,880	76,414

NET INCOME (LOSS)	$(63,637)	$(115,586)

Net income (loss) allocated to assignees	$(63,001)	$(114,430)

Net income (loss) allocated to general partner	$(636)	$(1,156)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2013	2012

Income
Interest income	$119	$138
Other income	-	-

	119	138

Share of income (loss) from Operating Partnerships (Note D)	52,000	(114,132)

Expenses
Professional fees	23,716	26,504
Fund management fee, net (Note C)	54,815	54,742
Amortization	-	28,326
General and administrative expenses	2,792	3,587

	81,323	113,159

NET INCOME (LOSS)	$(29,204)	$(227,153)

Net income (loss) allocated to assignees	$(28,912)	$(224,881)

Net income (loss) allocated to general partner	$(292)	$(2,272)

Net income (loss) per BAC	$(.01)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2013	2012

Income
Interest income	$81	$32,214
Other income	10	716

	91	32,930

Share of income (loss) from Operating Partnerships (Note D)	(43,862)	(20,973)

Expenses
Professional fees	22,477	27,449
Fund management fee, net (Note C)	39,542	46,872
Amortization	17,289	17,290
General and administrative expenses	2,766	3,782

	82,074	95,393

NET INCOME (LOSS)	$(125,845)	$(83,436)

Net income (loss) allocated to assignees	$(124,587)	$(82,602)

Net income (loss) allocated to general partner	$(1,258)	$(834)

Net income (loss) per BAC	$(.05)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2013	2012

Income
Interest income	$118	$51,626
Other income	166	-

	284	51,626

Share of income (loss) from Operating Partnerships (Note D)	(103,052)	(103,945)

Expenses
Professional fees	24,052	29,114
Fund management fee, net (Note C)	73,690	58,555
Amortization	16,698	16,698
General and administrative expenses	3,107	3,807

	117,547	108,174

NET INCOME (LOSS)	$(220,315)	$(160,493)

Net income (loss) allocated to assignees	$(218,112)	$(158,888)

Net income (loss) allocated to general partner	$(2,203)	$(1,605)

Net income (loss) per BAC	$(.06)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2013	2012

Income
Interest income	$37	$226
Other income	-	-

	37	226

Share of income (loss) from Operating Partnerships (Note D)	(31,872)	(78,295)

Expenses
Professional fees	13,528	18,469
Fund management fee, net (Note C)	61,991	63,365
Amortization	70,700	70,700
General and administrative expenses	2,664	3,503

	148,883	156,037

NET INCOME (LOSS)	$(180,718)	$(234,106)

Net income (loss) allocated to assignees	$(178,911)	$(231,765)

Net income (loss) allocated to general partner	$(1,807)	$(2,341)

Net income (loss) per BAC	$(.07)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2013	2012

Income
Interest income	$73	$247
Other income	-	-

	73	247

Share of income (loss) from Operating Partnerships (Note D)	(183,509)	(169,770)

Expenses
Professional fees	29,592	36,126
Fund management fee, net (Note C)	89,563	69,456
Amortization	4,454	4,454
General and administrative expenses	3,851	4,211

	127,460	114,247

NET INCOME (LOSS)	$(310,896)	$(283,770)

Net income (loss) allocated to assignees	$(307,787)	$(280,932)

Net income (loss) allocated to general partner	$(3,109)	$(2,838)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2013	2012

Income
Interest income	$116	$171
Other income	-	-

	116	171

Share of income (loss) from Operating Partnerships (Note D)	(173,446)	(123,979)

Expenses
Professional fees	18,460	22,949
Fund management fee, net (Note C)	50,981	57,555
Amortization	2,525	4,636
General and administrative expenses	3,218	4,078

	75,184	89,218

NET INCOME (LOSS)	$(248,514)	$(213,026)

Net income (loss) allocated to assignees	$(246,029)	$(210,896)

Net income (loss) allocated to general partner	$(2,485)	$(2,130)

Net income (loss) per BAC	$(.08)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2013	2012

Income
Interest income	$9,593	$92,597
Other income	571,103	522,446

	580,696	615,043

Share of income (loss) from Operating Partnerships (Note D)	3,318,452	629,202

Expenses
Professional fees	589,707	668,194
Fund management fee, net (Note C)	1,910,889	2,247,368
Amortization	223,334	316,903
General and administrative expenses	211,468	228,932

	2,935,398	3,461,397

NET INCOME (LOSS)	$963,750	$(2,217,152)

Net income (loss) allocated to assignees	$954,113	$(2,194,980)

Net income (loss) allocated to general partner	$9,637	$(22,172)

Net income (loss) per BAC	$.01	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2013	2012

Income
Interest income	$240	$430
Other income	689	1,875

	929	2,305

Share of income (loss) from Operating Partnerships (Note D)	183,000	-

Expenses
Professional fees	16,565	20,480
Fund management fee, net (Note C)	38,874	49,928
Amortization	-	-
General and administrative expenses	8,849	10,375

	64,288	80,783

NET INCOME (LOSS)	$119,641	$(78,478)

Net income (loss) allocated to assignees	$118,445	$(77,693)

Net income (loss) allocated to general partner	$1,196	$(785)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2013	2012

Income
Interest income	$174	$299
Other income	7,372	3,559

	7,546	3,858

Share of income (loss) from Operating Partnerships (Note D)	79,000	-

Expenses
Professional fees	12,935	16,215
Fund management fee, net (Note C)	29,052	30,489
Amortization	-	-
General and administrative expenses	6,470	7,258

	48,457	53,962

NET INCOME (LOSS)	$38,089	$(50,104)

Net income (loss) allocated to assignees	$37,708	$(49,603)

Net income (loss) allocated to general partner	$381	$(501)

Net income (loss) per BAC	$.02	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2013	2012

Income
Interest income	$204	$169
Other income	5,683	5,683

	5,887	5,852

Share of income (loss) from Operating Partnerships (Note D)	-	99,675

Expenses
Professional fees	26,701	23,277
Fund management fee, net (Note C)	30,610	65,625
Amortization	-	-
General and administrative expenses	7,460	8,920

	64,771	97,822

NET INCOME (LOSS)	$(58,884)	$7,705

Net income (loss) allocated to assignees	$(58,295)	$7,628

Net income (loss) allocated to general partner	$(589)	$77

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2013	2012

Income
Interest income	$151	$152
Other income	-	68,066

	151	68,218

Share of income (loss) from Operating Partnerships (Note D)	-	12,750

Expenses
Professional fees	19,825	19,867
Fund management fee, net (Note C)	41,860	52,007
Amortization	-	-
General and administrative expenses	8,349	9,939

	70,034	81,813

NET INCOME (LOSS)	$(69,883)	$(845)

Net income (loss) allocated to assignees	$(69,184)	$(837)

Net income (loss) allocated to general partner	$(699)	$(8)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2013	2012

Income
Interest income	$835	$364
Other income	972	4,480

	1,807	4,844

Share of income (loss) from Operating Partnerships (Note D)	1,544,276	214,422

Expenses
Professional fees	22,190	22,505
Fund management fee, net (Note C)	(52,984)	51,348
Amortization	-	-
General and administrative expenses	7,104	8,097

	(23,690)	81,950

NET INCOME (LOSS)	$1,569,773	$137,316

Net income (loss) allocated to assignees	$1,554,075	$135,943

Net income (loss) allocated to general partner	$15,698	$1,373

Net income (loss) per BAC	$.72	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2013	2012

Income
Interest income	$2,089	$679
Other income	11,140	2,160

	13,229	2,839

Share of income (loss) from Operating Partnerships (Note D)	-	304,132

Expenses
Professional fees	18,505	20,505
Fund management fee, net (Note C)	19,892	34,095
Amortization	-	-
General and administrative expenses	7,746	9,115

	46,143	63,715

NET INCOME (LOSS)	$(32,914)	$243,256

Net income (loss) allocated to assignees	$(32,585)	$240,823

Net income (loss) allocated to general partner	$(329)	$2,433

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2013	2012

Income
Interest income	$591	$659
Other income	5,834	23,686

	6,425	24,345

Share of income (loss) from Operating Partnerships (Note D)	2,129,678	580,494

Expenses
Professional fees	39,500	34,850
Fund management fee, net (Note C)	(65,467)	116,167
Amortization	-	-
General and administrative expenses	9,432	10,545

	(16,535)	161,562

NET INCOME (LOSS)	$2,152,638	$443,277

Net income (loss) allocated to assignees	$2,131,112	$438,844

Net income (loss) allocated to general partner	$21,526	$4,433

Net income (loss) per BAC	$.53	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2013	2012

Income
Interest income	$372	$463
Other income	34,750	21,576

	35,122	22,039

Share of income (loss) from Operating Partnerships (Note D)	308,519	575,945

Expenses
Professional fees	19,275	19,030
Fund management fee, net (Note C)	56,364	41,974
Amortization	-	32,695
General and administrative expenses	7,104	7,636

	82,743	101,335

NET INCOME (LOSS)	$260,898	$496,649

Net income (loss) allocated to assignees	$258,289	$491,683

Net income (loss) allocated to general partner	$2,609	$4,966

Net income (loss) per BAC	$.10	$.20

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2013	2012

Income
Interest income	$620	$505
Other income	252,765	262,660

	253,385	263,165

Share of income (loss) from Operating Partnerships (Note D)	50,000	44,775

Expenses
Professional fees	26,040	25,715
Fund management fee, net (Note C)	29,598	54,758
Amortization	-	-
General and administrative expenses	8,599	9,033

	64,237	89,506

NET INCOME (LOSS)	$239,148	$218,434

Net income (loss) allocated to assignees	$236,757	$216,250

Net income (loss) allocated to general partner	$2,391	$2,184

Net income (loss) per BAC	$.06	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2013	2012

Income
Interest income	$123	$299
Other income	11,177	3,001

	11,300	3,300

Share of income (loss) from Operating Partnerships (Note D)	100	-

Expenses
Professional fees	23,682	82,583
Fund management fee, net (Note C)	128,899	121,267
Amortization	-	-
General and administrative expenses	8,866	10,211

	161,447	214,061

NET INCOME (LOSS)	$(150,047)	$(210,761)

Net income (loss) allocated to assignees	$(148,547)	$(208,653)

Net income (loss) allocated to general partner	$(1,500)	$(2,108)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2013	2012

Income
Interest income	$354	$450
Other income	1,522	3,834

	1,876	4,284

Share of income (loss) from Operating Partnerships (Note D)	-	72,943

Expenses
Professional fees	20,181	20,240
Fund management fee, net (Note C)	68,686	76,601
Amortization	-	-
General and administrative expenses	7,053	8,204

	95,920	105,045

NET INCOME (LOSS)	$(94,044)	$(27,818)

Net income (loss) allocated to assignees	$(93,104)	$(27,540)

Net income (loss) allocated to general partner	$(940)	$(278)

Net income (loss) per BAC	$(.04)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2013	2012

Income
Interest income	$356	$270
Other income	1,232	7,598

	1,588	7,868

Share of income (loss) from Operating Partnerships (Note D)	-	48,230

Expenses
Professional fees	26,040	25,980
Fund management fee, net (Note C)	136,822	46,532
Amortization	-	-
General and administrative expenses	8,291	9,025

	171,153	81,537

NET INCOME (LOSS)	$(169,565)	$(25,439)

Net income (loss) allocated to assignees	$(167,869)	$(25,185)

Net income (loss) allocated to general partner	$(1,696)	$(254)

Net income (loss) per BAC	$(.04)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2013	2012

Income
Interest income	$436	$559
Other income	10,000	9,300

	10,436	9,859

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,175	19,982
Fund management fee, net (Note C)	117,278	118,120
Amortization	-	-
General and administrative expenses	8,214	10,359

	143,667	148,461

NET INCOME (LOSS)	$(133,231)	$(138,602)

Net income (loss) allocated to assignees	$(131,899)	$(137,216)

Net income (loss) allocated to general partner	$(1,332)	$(1,386)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2013	2012

Income
Interest income	$299	$354
Other income	6,686	14,721

	6,985	15,075

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,790	16,889
Fund management fee, net (Note C)	48,565	49,034
Amortization	-	-
General and administrative expenses	6,418	7,541

	68,773	73,464

NET INCOME (LOSS)	$(61,788)	$(58,389)

Net income (loss) allocated to assignees	$(61,170)	$(57,805)

Net income (loss) allocated to general partner	$(618)	$(584)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2013	2012

Income
Interest income	$33	$5
Other income	50,668	12,721

	50,701	12,726

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,018	23,841
Fund management fee, net (Note C)	122,659	145,398
Amortization	-	-
General and administrative expenses	7,315	8,211

	149,992	177,450

NET INCOME (LOSS)	$(99,291)	$(164,724)

Net income (loss) allocated to assignees	$(98,298)	$(163,077)

Net income (loss) allocated to general partner	$(993)	$(1,647)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2013	2012

Income
Interest income	$153	$61
Other income	4,950	69

	5,103	130

Share of income (loss) from Operating Partnerships (Note D)	-	52,500

Expenses
Professional fees	15,755	19,341
Fund management fee, net (Note C)	96,122	102,490
Amortization	-	-
General and administrative expenses	7,143	8,120

	119,020	129,951

NET INCOME (LOSS)	$(113,917)	$(77,321)

Net income (loss) allocated to assignees	$(112,778)	$(76,548)

Net income (loss) allocated to general partner	$(1,139)	$(773)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2013	2012

Income
Interest income	$504	$119
Other income	13,182	19,447

	13,686	19,566

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,393	19,348
Fund management fee, net (Note C)	60,042	71,894
Amortization	-	-
General and administrative expenses	7,117	6,977

	83,552	98,219

NET INCOME (LOSS)	$(69,866)	$(78,653)

Net income (loss) allocated to assignees	$(69,167)	$(77,866)

Net income (loss) allocated to general partner	$(699)	$(787)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2013	2012

Income
Interest income	$360	$482
Other income	24,920	23,092

	25,280	23,574

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,785	14,711
Fund management fee, net (Note C)	82,043	83,914
Amortization	-	-
General and administrative expenses	6,236	7,144

	101,064	105,769

NET INCOME (LOSS)	$(75,784)	$(82,195)

Net income (loss) allocated to assignees	$(75,026)	$(81,373)

Net income (loss) allocated to general partner	$(758)	$(822)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2013	2012

Income
Interest income	$148	$183
Other income	43,871	19,277

	44,019	19,460

Share of income (loss) from Operating Partnerships (Note D)	-	(24,773)

Expenses
Professional fees	14,600	19,367
Fund management fee, net (Note C)	70,301	71,936
Amortization	-	-
General and administrative expenses	6,443	7,280

	91,344	98,583

NET INCOME (LOSS)	$(47,325)	$(103,896)

Net income (loss) allocated to assignees	$(46,852)	$(102,857)

Net income (loss) allocated to general partner	$(473)	$(1,039)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2013	2012

Income
Interest income	$155	$283
Other income	5,246	7,345

	5,401	7,628

Share of income (loss) from Operating Partnerships (Note D)	-	(85,348)

Expenses
Professional fees	14,245	16,975
Fund management fee, net (Note C)	59,700	51,412
Amortization	-	-
General and administrative expenses	6,115	6,914

	80,060	75,301

NET INCOME (LOSS)	$(74,659)	$(153,021)

Net income (loss) allocated to assignees	$(73,912)	$(151,491)

Net income (loss) allocated to general partner	$(747)	$(1,530)

Net income (loss) per BAC	$(.03)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2013	2012

Income
Interest income	$41	$36
Other income	225	7,580

	266	7,616

Share of income (loss) from Operating Partnerships (Note D)	-	(102,332)

Expenses
Professional fees	20,830	25,399
Fund management fee, net (Note C)	94,794	97,041
Amortization	-	-
General and administrative expenses	6,921	7,188

	122,545	129,628

NET INCOME (LOSS)	$(122,279)	$(224,344)

Net income (loss) allocated to assignees	$(121,056)	$(222,101)

Net income (loss) allocated to general partner	$(1,223)	$(2,243)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2013	2012

Income
Interest income	$234	$281
Other income	4,643	-

	4,877	281

Share of income (loss) from Operating Partnerships (Note D)	52,000	(218,470)

Expenses
Professional fees	28,616	26,620
Fund management fee, net (Note C)	102,635	106,237
Amortization	-	56,652
General and administrative expenses	8,360	7,942

	139,611	197,451

NET INCOME (LOSS)	$(82,734)	$(415,640)

Net income (loss) allocated to assignees	$(81,907)	$(411,484)

Net income (loss) allocated to general partner	$(827)	$(4,156)

Net income (loss) per BAC	$(.03)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2013	2012

Income
Interest income	$237	$32,409
Other income	38,021	716

	38,258	33,125

Share of income (loss) from Operating Partnerships (Note D)	(86,782)	(17,138)

Expenses
Professional fees	27,682	27,558
Fund management fee, net (Note C)	90,572	96,533
Amortization	34,580	34,580
General and administrative expenses	10,325	8,872

	163,159	167,543

NET INCOME (LOSS)	$(211,683)	$(151,556)

Net income (loss) allocated to assignees	$(209,566)	$(150,040)

Net income (loss) allocated to general partner	$(2,117)	$(1,516)

Net income (loss) per BAC	$(.08)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2013	2012

Income
Interest income	$245	$51,736
Other income	35,555	-

	35,800	51,736

Share of income (loss) from Operating Partnerships (Note D)	(199,059)	(142,977)

Expenses
Professional fees	29,413	29,183
Fund management fee, net (Note C)	127,042	123,450
Amortization	33,396	33,396
General and administrative expenses	9,095	8,395

	198,946	194,424

NET INCOME (LOSS)	$(362,205)	$(285,665)

Net income (loss) allocated to assignees	$(358,583)	$(282,808)

Net income (loss) allocated to general partner	$(3,622)	$(2,857)

Net income (loss) per BAC	$(.10)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2013	2012

Income
Interest income	$198	$480
Other income	-	-

	198	480

Share of income (loss) from Operating Partnerships (Note D)	(60,520)	(159,821)

Expenses
Professional fees	27,253	18,523
Fund management fee, net (Note C)	96,233	121,540
Amortization	141,400	141,400
General and administrative expenses	7,599	7,610

	272,485	289,073

NET INCOME (LOSS)	$(332,807)	$(448,414)

Net income (loss) allocated to assignees	$(329,479)	$(443,930)

Net income (loss) allocated to general partner	$(3,328)	$(4,484)

Net income (loss) per BAC	$(.12)	$(.16)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2013	2012

Income
Interest income	$211	$522
Other income	-	-

	211	522

Share of income (loss) from Operating Partnerships (Note D)	(390,702)	(362,644)

Expenses
Professional fees	36,026	36,202
Fund management fee, net (Note C)	170,327	151,349
Amortization	8,908	8,908
General and administrative expenses	10,458	9,392

	225,719	205,851

NET INCOME (LOSS)	$(616,210)	$(567,973)

Net income (loss) allocated to assignees	$(610,048)	$(562,293)

Net income (loss) allocated to general partner	$(6,162)	$(5,680)

Net income (loss) per BAC	$(.15)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2013	2012

Income
Interest income	$230	$348
Other income	-	-

	230	348

Share of income (loss) from Operating Partnerships (Note D)	(291,058)	(263,161)

Expenses
Professional fees	22,687	23,008
Fund management fee, net (Note C)	110,370	116,229
Amortization	5,050	9,272
General and administrative expenses	8,386	8,629

	146,493	157,138

NET INCOME (LOSS)	$(437,321)	$(419,951)

Net income (loss) allocated to assignees	$(432,948)	$(415,751)

Net income (loss) allocated to general partner	$(4,373)	$(4,200)

Net income (loss) per BAC	$(.15)	$(.14)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(20,579,829)	$(7,446,485)	$(28,026,314)

Net income (loss)	954,113	9,637	963,750

Partners' capital (deficit), September 30, 2013	$(19,625,716)	$(7,436,848)	$(27,062,564)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2013	$(1,562,568)	$(327,149)	$(1,889,717)

Net income (loss)	118,445	1,196	119,641

Partners' capital (deficit), September 30, 2013	$(1,444,123)	$(325,953)	$(1,770,076)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2013	$(1,096,744)	$(174,665)	$(1,271,409)

Net income (loss)	37,708	381	38,089

Partners' capital (deficit), September 30, 2013	$(1,059,036)	$(174,284)	$(1,233,320)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2013	$(2,458,216)	$(246,127)	$(2,704,343)

Net income (loss)	(58,295)	(589)	(58,884)

Partners' capital (deficit), September 30, 2013	$(2,516,511)	$(246,716)	$(2,763,227)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2013	$(1,998,039)	$(307,906)	$(2,305,945)

Net income (loss)	(69,184)	(699)	(69,883)

Partners' capital (deficit), September 30, 2013	$(2,067,223)	$(308,605)	$(2,375,828)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2013	$(545,303)	$(192,677)	$(737,980)

Net income (loss)	1,554,075	15,698	1,569,773

Partners' capital (deficit), September 30, 2013	$1,008,772	$(176,979)	$831,793

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2013	$2,842,324	$(231,334)	$2,610,990

Net income (loss)	(32,585)	(329)	(32,914)

Partners' capital (deficit), September 30, 2013	$2,809,739	$(231,663)	$2,578,076

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2013	$109,894	$(342,580)	$(232,686)

Net income (loss)	2,131,112	21,526	2,152,638

Partners' capital (deficit), September 30, 2013	$2,241,006	$(321,054)	$1,919,952

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2013	$(1,163,460)	$(220,285)	$(1,383,745)

Net income (loss)	258,289	2,609	260,898

Partners' capital (deficit), September 30, 2013	$(905,171)	$(217,676)	$(1,122,847)

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2013	$(872,244)	$(356,031)	$(1,228,275)

Net income (loss)	236,757	2,391	239,148

Partners' capital (deficit), September 30, 2013	$(635,487)	$(353,640)	$(989,127)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2013	$(3,063,110)	$(373,008)	$(3,436,118)

Net income (loss)	(148,547)	(1,500)	(150,047)

Partners' capital (deficit), September 30, 2013	$(3,211,657)	$(374,508)	$(3,586,165)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2013	$(1,151,819)	$(240,984)	$(1,392,803)

Net income (loss)	(93,104)	(940)	(94,044)

Partners' capital (deficit), September 30, 2013	$(1,244,923)	$(241,924)	$(1,486,847)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2013	$(2,334,212)	$(406,667)	$(2,740,879)

Net income (loss)	(167,869)	(1,696)	(169,565)

Partners' capital (deficit), September 30, 2013	$(2,502,081)	$(408,363)	$(2,910,444)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2013	$(2,149,545)	$(432,180)	$(2,581,725)

Net income (loss)	(131,899)	(1,332)	(133,231)

Partners' capital (deficit), September 30, 2013	$(2,281,444)	$(433,512)	$(2,714,956)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2013	$(1,446,266)	$(242,669)	$(1,688,935)

Net income (loss)	(61,170)	(618)	(61,788)

Partners' capital (deficit), September 30, 2013	$(1,507,436)	$(243,287)	$(1,750,723)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2013	$(3,231,619)	$(336,067)	$(3,567,686)

Net income (loss)	(98,298)	(993)	(99,291)

Partners' capital (deficit), September 30, 2013	$(3,329,917)	$(337,060)	$(3,666,977)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2013	$(1,651,752)	$(301,558)	$(1,953,310)

Net income (loss)	(112,778)	(1,139)	(113,917)

Partners' capital (deficit), September 30, 2013	$(1,764,530)	$(302,697)	$(2,067,227)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2013	$(484,295)	$(185,360)	$(669,655)

Net income (loss)	(69,167)	(699)	(69,866)

Partners' capital (deficit), September 30, 2013	$(553,462)	$(186,059)	$(739,521)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2013	$(1,559,442)	$(233,493)	$(1,792,935)

Net income (loss)	(75,026)	(758)	(75,784)

Partners' capital (deficit), September 30, 2013	$(1,634,468)	$(234,251)	$(1,868,719)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2013	$(1,144,857)	$(232,054)	$(1,376,911)

Net income (loss)	(46,852)	(473)	(47,325)

Partners' capital (deficit), September 30, 2013	$(1,191,709)	$(232,527)	$(1,424,236)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2013	$(1,059,085)	$(209,124)	$(1,268,209)

Net income (loss)	(73,912)	(747)	(74,659)

Partners' capital (deficit), September 30, 2013	$(1,132,997)	$(209,871)	$(1,342,868)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2013	$(2,273,622)	$(250,182)	$(2,523,804)

Net income (loss)	(121,056)	(1,223)	(122,279)

Partners' capital (deficit), September 30, 2013	$(2,394,678)	$(251,405)	$(2,646,083)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2013	$(2,444,612)	$(276,379)	$(2,720,991)

Net income (loss)	(81,907)	(827)	(82,734)

Partners' capital (deficit), September 30, 2013	$(2,526,519)	$(277,206)	$(2,803,725)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2013	$(972,931)	$(253,200)	$(1,226,131)

Net income (loss)	(209,566)	(2,117)	(211,683)

Partners' capital (deficit), September 30, 2013	$(1,182,497)	$(255,317)	$(1,437,814)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2013	$26,856	$(324,498)	$(297,642)

Net income (loss)	(358,583)	(3,622)	(362,205)

Partners' capital (deficit), September 30, 2013	$(331,727)	$(328,120)	$(659,847)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2013	$1,153,340	$(228,197)	$925,143

Net income (loss)	(329,479)	(3,328)	(332,807)

Partners' capital (deficit), September 30, 2013	$823,861	$(231,525)	$592,336

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2013	$4,448,786	$(312,297)	$4,136,489

Net income (loss)	(610,048)	(6,162)	(616,210)

Partners' capital (deficit), September 30, 2013	$3,838,738	$(318,459)	$3,520,279

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2013	$5,502,712	$(209,814)	$5,292,898

Net income (loss)	(432,948)	(4,373)	(437,321)

Partners' capital (deficit), September 30, 2013	$5,069,764	$(214,187)	$4,855,577

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2013	2012

Cash flows from operating activities:

Net income (loss)	$963,750	$(2,217,152)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	223,334	316,903
Distributions from Operating Partnerships	53,098	163,987
Share of (income) loss from Operating Partnerships	(3,318,452)	(629,202)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	28,263	64,105
Decrease (Increase) in other assets	(112,390)	(201,077)
(Decrease) Increase in accounts payable affiliates	(2,575,587)	(895,237)

Net cash (used in) provided by operating activities	(4,737,984)	(3,397,673)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(251,962)	-
Proceeds from the disposition of Operating Partnerships	4,965,462	2,005,866

Net cash provided by investing activities	4,713,500	2,005,866

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,484)	(1,391,807)

Cash and cash equivalents, beginning	10,156,227	7,526,780

Cash and cash equivalents, ending	$10,131,743	$6,134,973

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2013	2012

Cash flows from operating activities:

Net income (loss)	$119,641	$(78,478)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(183,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(11,667)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(140,556)	(209,366)

Net cash (used in) provided by operating activities	(215,582)	(287,844)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	183,000	-

Net cash provided by investing activities	183,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,582)	(287,844)

Cash and cash equivalents, beginning	158,143	479,690

Cash and cash equivalents, ending	$125,561	$191,846

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2013	2012

Cash flows from operating activities:
Net income (loss)	$38,089	$(50,104)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(79,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(46,272)	(16,460)

Net cash (used in) provided by operating activities	(82,183)	(76,564)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	79,000	-

Net cash provided by investing activities	79,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,183)	(76,564)

Cash and cash equivalents, beginning	128,750	244,322

Cash and cash equivalents, ending	$125,567	$167,758

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement
Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(58,884)	$7,705
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(99,675)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	10,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(54,765)	73,637

Net cash (used in) provided by operating activities	(113,649)	(7,833)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	99,675

Net cash provided by investing activities	-	99,675

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(113,649)	91,842

Cash and cash equivalents, beginning	223,347	156,063

Cash and cash equivalents, ending	$109,698	$247,905

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(69,883)	$(845)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(12,750)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,250
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	26,460	25,007

Net cash (used in) provided by operating activities	(43,423)	16,662

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	12,750

Net cash provided by investing activities	-	12,750

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,423)	29,412

Cash and cash equivalents, beginning	172,186	114,217

Cash and cash equivalents, ending	$128,763	$143,629

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2013	2012

Cash flows from operating activities:

Net income (loss)	$1,569,773	$137,316
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,544,276)	(214,422)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	10,000
Decrease (Increase) in other assets	3,422	(151,952)
(Decrease) Increase in accounts payable affiliates	(2,468,357)	(84,130)

Net cash (used in) provided by operating activities	(2,419,438)	(303,188)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,544,276	214,422

Net cash provided by investing activities	1,544,276	214,422

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(875,162)	(88,766)

Cash and cash equivalents, beginning	1,726,961	278,922

Cash and cash equivalents, ending	$851,799	$190,156

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(32,914)	$243,256
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(304,132)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,022	5,000
Decrease (Increase) in other assets	7,726	-
(Decrease) Increase in accounts payable affiliates	10,728	(460,195)

Net cash (used in) provided by operating activities	(10,438)	(516,071)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	618,889	304,132

Net cash provided by investing activities	618,889	304,132

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	608,451	(211,939)

Cash and cash equivalents, beginning	1,984,103	492,120

Cash and cash equivalents, ending	$2,592,554	$280,181

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2013	2012

Cash flows from operating activities:

Net income (loss)	$2,152,638	$443,277
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,129,678)	(580,494)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	26,040	11,250
Decrease (Increase) in other assets	4,363	-
(Decrease) Increase in accounts payable affiliates	(499,347)	(641,058)

Net cash (used in) provided by operating activities	(445,984)	(767,025)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	2,129,678	580,494

Net cash provided by investing activities	2,129,678	580,494

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,683,694	(186,531)

Cash and cash equivalents, beginning	271,051	563,940

Cash and cash equivalents, ending	$1,954,745	$377,409

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2013	2012

Cash flows from operating activities:

Net income (loss)	$260,898	$496,649
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	32,695
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(308,519)	(575,945)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	7,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(252,954)	(609,646)

Net cash (used in) provided by operating activities	(303,075)	(648,747)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	308,519	575,945

Net cash provided by investing activities	308,519	575,945

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,444	(72,802)

Cash and cash equivalents, beginning	230,059	312,310

Cash and cash equivalents, ending	$235,503	$239,508

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2013	2012

Cash flows from operating activities:

Net income (loss)	$239,148	$218,434
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(50,000)	(44,775)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	11,340	11,125
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(117,509)	(105,896)

Net cash (used in) provided by operating activities	82,979	78,888

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	50,000	44,775

Net cash provided by investing activities	50,000	44,775

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,979	123,663

Cash and cash equivalents, beginning	386,279	329,156

Cash and cash equivalents, ending	$519,258	$452,819

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(150,047)	$(210,761)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(100)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	165,702	115,702

Net cash (used in) provided by operating activities	15,555	(95,059)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	100	-

Net cash provided by investing activities	100	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,655	(95,059)

Cash and cash equivalents, beginning	82,084	246,671

Cash and cash equivalents, ending	$97,739	$151,612

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(94,044)	$(27,818)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(72,943)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	77,574	(12,511)

Net cash (used in) provided by operating activities	(16,470)	(113,272)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	72,943

Net cash provided by investing activities	-	72,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,470)	(40,329)

Cash and cash equivalents, beginning	269,758	304,531

Cash and cash equivalents, ending	$253,288	$264,202

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(169,565)	$(25,439)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(48,230)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	166,254	81,209

Net cash (used in) provided by operating activities	(3,311)	12,540

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	48,230

Net cash provided by investing activities	-	48,230

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,311)	60,770

Cash and cash equivalents, beginning	233,992	185,230

Cash and cash equivalents, ending	$230,681	$246,000

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(133,231)	$(138,602)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	135,639	66,714

Net cash (used in) provided by operating activities	2,408	(71,888)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,408	(71,888)

Cash and cash equivalents, beginning	337,905	429,921

Cash and cash equivalents, ending	$340,313	$358,033

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(61,788)	$(58,389)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,704	11,704

Net cash (used in) provided by operating activities	(84)	(46,685)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(84)	(46,685)

Cash and cash equivalents, beginning	201,600	277,132

Cash and cash equivalents, ending	$201,516	$230,447

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(99,291)	$(164,724)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	134,164	152,014

Net cash (used in) provided by operating activities	34,873	(12,710)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,873	(12,710)

Cash and cash equivalents, beginning	63,811	14,637

Cash and cash equivalents, ending	$98,684	$1,927

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(113,917)	$(77,321)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(52,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	101,040	111,990

Net cash (used in) provided by operating activities	(12,877)	(12,831)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	52,500

Net cash provided by investing activities	-	52,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,877)	39,669

Cash and cash equivalents, beginning	101,782	118,570

Cash and cash equivalents, ending	$88,905	$158,239

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(69,866)	$(78,653)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	912	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(933,760)	55,298

Net cash (used in) provided by operating activities	(1,002,714)	(23,355)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,002,714)	(23,355)

Cash and cash equivalents, beginning	1,437,216	159,780

Cash and cash equivalents, ending	$434,502	$136,425

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(75,784)	$(82,195)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,432	27,432

Net cash (used in) provided by operating activities	26,648	(54,763)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,648	(54,763)

Cash and cash equivalents, beginning	287,786	378,738

Cash and cash equivalents, ending	$314,434	$323,975

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(47,325)	$(103,896)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	5,260
Share of (income) loss from Operating Partnerships	-	24,773
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,480
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,200	7,200

Net cash (used in) provided by operating activities	34,875	(63,183)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,875	(63,183)

Cash and cash equivalents, beginning	175,521	224,156

Cash and cash equivalents, ending	$210,396	$160,973

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(74,659)	$(153,021)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	7,601
Share of (income) loss from Operating Partnerships	-	85,348
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,400	43,400

Net cash (used in) provided by operating activities	(6,259)	(16,672)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,259)	(16,672)

Cash and cash equivalents, beginning	142,890	182,356

Cash and cash equivalents, ending	$136,631	$165,684

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(122,279)	$(224,344)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	2,825
Share of (income) loss from Operating Partnerships	-	102,332
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	106,012	100,008

		-
Net cash (used in) provided by operating activities	(16,267)	(19,179)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,267)	(19,179)

Cash and cash equivalents, beginning	92,145	81,751

Cash and cash equivalents, ending	$75,878	$62,572

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(82,734)	$(415,640)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	56,652
Distributions from Operating Partnerships	-	2,920
Share of (income) loss from Operating Partnerships	(52,000)	218,470
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,667	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66,950	94,034

Net cash (used in) provided by operating activities	(66,117)	(43,564)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	52,000	-

Net cash provided by investing activities	52,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,117)	(43,564)

Cash and cash equivalents, beginning	147,099	194,350

Cash and cash equivalents, ending	$132,982	$150,786

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(211,683)	$(151,556)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	34,580	34,580
Distributions from Operating Partnerships	2,505	46,102
Share of (income) loss from Operating Partnerships	86,782	17,138
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	74,350	24,890

Net cash (used in) provided by operating activities	(13,466)	(28,846)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,466)	(28,846)

Cash and cash equivalents, beginning	259,722	341,295

Cash and cash equivalents, ending	$246,256	$312,449

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(362,205)	$(285,665)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	33,396	33,396
Distributions from Operating Partnerships	19,320	42,029
Share of (income) loss from Operating Partnerships	199,059	142,977
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(12,240)	(22,104)
(Decrease) Increase in accounts payable affiliates	153,390	128,390

Net cash (used in) provided by operating activities	30,720	39,023

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,720	39,023

Cash and cash equivalents, beginning	244,501	226,214

Cash and cash equivalents, ending	$275,221	$265,237

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(332,807)	$(448,414)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	141,400	141,400
Distributions from Operating Partnerships	-	12,037
Share of (income) loss from Operating Partnerships	60,520	159,821
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(21,551)	-
Decrease (Increase) in other assets	(18,588)	(27,021)
(Decrease) Increase in accounts payable affiliates	148,734	117,350

Net cash (used in) provided by operating activities	(22,292)	(44,827)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(251,962)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	(251,962)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(274,254)	(44,827)

Cash and cash equivalents, beginning	342,053	423,458

Cash and cash equivalents, ending	$67,799	$378,631

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(616,210)	$(567,973)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	8,908	8,908
Distributions from Operating Partnerships	18,792	31,804
Share of (income) loss from Operating Partnerships	390,702	362,644
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	(97,073)	-
(Decrease) Increase in accounts payable affiliates	131,436	(16,718)

Net cash (used in) provided by operating activities	(168,445)	(181,335)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,445)	(181,335)

Cash and cash equivalents, beginning	274,823	462,109

Cash and cash equivalents, ending	$106,378	$280,774

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(437,321)	$(419,951)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	5,050	9,272
Distributions from Operating Partnerships	12,481	13,409
Share of (income) loss from Operating Partnerships	291,058	263,161
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,764	24,764

Net cash (used in) provided by operating activities	(3,968)	(109,345)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,968)	(109,345)

Cash and cash equivalents, beginning	180,660	305,141

Cash and cash equivalents, ending	$176,692	$195,796

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2013
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
September 30, 2013
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2013 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2013
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2013 and 2012, an impairment loss of $147,078 and $1,595,113, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 4 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2013 and 2012, are as follows:

	2013	2012
Series 27	$ -	$ 228,871
Series 41	-	56,652
Series 42	103,740	34,580
Series 43	100,188	33,396
Series 44	1,272,599	989,799
Series 45	26,724	8,908
Series 46	5,050	9,272
	$1,508,301	$1,361,478

The annual amortization for deferred acquisition costs for the years ending September 30, 2014, 2015, 2016 and 2017 is estimated to be $446,667, $446,667, $446,667, and $223,333, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2013 and 2012, are as follows:
	2013	2012
Series 20	$ 23,307	$ 26,817
Series 21	15,958	16,770
Series 22	16,995	35,920
Series 23	22,680	30,063
Series 24	24,877	30,855
Series 25	10,728	21,148
Series 26	55,813	74,403
Series 27	55,499	57,926
Series 28	69,990	74,662
Series 29	82,851	82,851
Series 30	38,787	41,953
Series 31	83,127	88,401
Series 32	68,544	70,857
Series 33	30,852	30,852
Series 34	64,149	73,299
Series 35	50,520	54,900
Series 36	33,120	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,433	59,517
Series 42	62,175	62,445
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	90,939	91,641
Series 46	62,382	62,382
	$1,347,116	$1,452,201

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2013 and 2012 are as follows:
	2013	2012
Series 20	$ 189,402	$ 263,000
Series 21	79,000	50,000
Series 22	90,375	-
Series 23	18,900	37,750
Series 24	2,520,237	149,800
Series 25	13,026	503,807
Series 26	612,727	795,750
Series 27	364,802	726,000
Series 28	258,775	258,375
Series 29	-	50,000
Series 30	-	98,000
Series 31	-	98,230
Series 32	1,449	75,000
Series 33	-	50,000
Series 36	1,000,000	25,000
Series 37	-	75,000
Series 38	-	75,000
Series 39	-	25,000
Series 41	52,000	25,000
Series 42	50,000	100,000
Series 43	-	25,000
Series 44	-	25,000
Series 45	50,442	200,000
Series 46	-	100,000
	$5,301,135	$3,830,712

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2013 and 2012, the Fund has limited partnership interests in 382 and 422 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2013 and 2012 are as follows:
	2013	2012
Series 20	9	12
Series 21	4	6
Series 22	9	17
Series 23	11	13
Series 24	8	14
Series 25	7	10
Series 26	26	35
Series 27	12	14
Series 28	20	21
Series 29	20	21
Series 30	16	16
Series 31	25	25
Series 32	15	15
Series 33	8	8
Series 34	13	13
Series 35	10	10
Series 36	9	11

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	20
Series 42	21	21
Series 43	23	23
Series 44	10	10
Series 45	30	30
Series 46	15	15
	382	422

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2013 and 2012, are as follows:
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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2013 the Fund disposed of seventeen Operating Partnership. The Fund also had a partial disposition of one Operating Partnership. A summary of the dispositions by Series for September 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition

Series 20	2	-	$183,000	$183,000
Series 21	1	-	79,000	79,000
Series 22	1	-	-	-
Series 24	2	3	1,544,276	1,544,276
Series 25	-	-	618,889	-
Series 26	-	5	2,129,678	2,129,678
Series 27	-	1	308,519	308,519
Series 28	-	-	50,000	50,000
Series 29	1	-	100	100
Series 41	1	-	52,000	52,000

Total	8	9	$4,965,462	$4,346,573

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
September 30, 2013
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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2013.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2013	2012

Revenues
Rental	$ 65,812,209	$ 69,790,134
Interest and other	1,877,511	2,076,732
	67,689,720	71,866,866

Expenses
Interest	12,535,596	14,242,842
Depreciation and amortization	19,567,361	20,819,092
Operating expenses	43,275,734	45,719,627
	75,378,691	80,781,561

NET LOSS	$ (7,688,971)	$ (8,914,695)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (7,612,081)	$ (8,825,548)

Net loss allocated to other Partners	$ (76,890)	$ (89,147)

* Amounts include $(6,583,960) and $(7,448,884) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2013	2012
Revenues
Rental	$ 1,138,528	$ 1,303,143
Interest and other	28,521	31,893
	1,167,049	1,335,036

Expenses
Interest	209,562	206,813
Depreciation and amortization	285,766	331,443
Operating expenses	829,704	950,835
	1,325,032	1,489,091

NET LOSS	$ (157,983)	$ (154,055)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (156,403)	$ (152,514)

Net loss allocated to other Partners	$ (1,580)	$ (1,541)

* Amounts include $(156,403) and $(152,514) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2013	2012
Revenues
Rental	$ 954,331	$ 978,984
Interest and other	12,688	15,752
	967,019	994,736

Expenses
Interest	257,308	299,552
Depreciation and amortization	171,910	195,476
Operating expenses	544,717	612,778
	973,935	1,107,806

NET LOSS	$ (6,916)	$ (113,070)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (6,847)	$ (111,939)

Net loss allocated to other Partners	$ (69)	$ (1,131)

* Amounts include $(6,847) and $(111,939) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2013	2012
Revenues
Rental	$ 874,385	$ 1,618,036
Interest and other	17,834	37,312
	892,219	1,655,348

Expenses
Interest	148,063	261,508
Depreciation and amortization	204,564	538,029
Operating expenses	659,198	1,066,611
	1,011,825	1,866,148

NET LOSS	$ (119,606)	$ (210,800)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (118,410)	$ (208,692)

Net loss allocated to other Partners	$ (1,196)	$ (2,108)

* Amounts include $(118,410) and $(208,692) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2013	2012
Revenues
Rental	$ 1,545,281	$ 1,802,156
Interest and other	60,949	54,167
	1,606,230	1,856,323

Expenses
Interest	260,214	283,507
Depreciation and amortization	343,456	436,076
Operating expenses	1,195,494	1,281,812
	1,799,164	2,001,395

NET LOSS	$ (192,934)	$ (145,072)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (191,004)	$ (143,620)

Net loss allocated to other Partners	$ (1,930)	$ (1,452)

* Amounts include $(191,004) and $(143,620) for 2013 and 2012, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2013	2012
Revenues
Rental	$ 894,848	$ 1,336,491
Interest and other	17,286	40,317
	912,134	1,376,808

Expenses
Interest	122,093	215,653
Depreciation and amortization	266,855	323,206
Operating expenses	626,443	932,790
	1,015,391	1,471,649

NET LOSS	$ (103,257)	$ (94,841)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (102,224)	$ (93,893)

Net loss allocated to other Partners	$ (1,033)	$ (948)

* Amounts include $(102,224) and $(93,893) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2013	2012
Revenues
Rental	$ 656,544	$ 1,196,777
Interest and other	12,779	36,953
	669,323	1,233,730

Expenses
Interest	107,474	216,156
Depreciation and amortization	156,117	269,332
Operating expenses	496,347	800,983
	759,938	1,286,471

NET LOSS	$ (90,615)	$ (52,741)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (89,709)	$ (52,214)

Net loss allocated to other Partners	$ (906)	$ (527)

* Amounts include $(89,709) and $(52,214) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2013	2012
Revenues
Rental	$ 2,655,463	$ 4,071,227
Interest and other	118,691	163,259
	2,774,154	4,234,486

Expenses
Interest	447,264	709,251
Depreciation and amortization	823,290	1,061,857
Operating expenses	1,936,497	2,935,556
	3,207,051	4,706,664

NET LOSS	$ (432,897)	$ (472,178)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (428,568)	$ (467,456)

Net loss allocated to other Partners	$ (4,329)	$ (4,722)

* Amounts include $(428,568) and $(467,456) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2013	2012
Revenues
Rental	$ 2,627,431	$ 2,737,440
Interest and other	38,857	35,125
	2,666,288	2,772,565

Expenses
Interest	554,456	649,795
Depreciation and amortization	619,496	666,202
Operating expenses	1,524,731	1,538,781
	2,698,683	2,854,778

NET LOSS	$ (32,395)	$ (82,213)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (32,071)	$ (81,391)

Net loss allocated to other Partners	$ (324)	$ (822)

* Amounts include $(32,071) and $(81,391) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2013	2012
Revenues
Rental	$ 3,487,727	$ 3,585,012
Interest and other	58,744	84,283
	3,546,471	3,669,295

Expenses
Interest	564,470	637,897
Depreciation and amortization	968,103	1,001,916
Operating expenses	2,321,846	2,349,128
	3,854,419	3,988,941

NET LOSS	$ (307,948)	$ (319,646)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (304,869)	$ (316,450)

Net loss allocated to other Partners	$ (3,079)	$ (3,196)

* Amounts include $(304,869) and $(316,450) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2013	2012
Revenues
Rental	$ 3,788,792	$ 3,850,616
Interest and other	92,261	97,783
	3,881,053	3,948,399

Expenses
Interest	676,134	686,907
Depreciation and amortization	1,226,934	1,261,391
Operating expenses	2,536,914	2,555,944
	4,439,982	4,504,242

NET LOSS	$ (558,929)	$ (555,843)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (553,340)	$ (550,285)

Net loss allocated to other Partners	$ (5,589)	$ (5,558)

* Amounts include $(553,340) and $(550,285) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2013	2012
Revenues
Rental	$ 2,297,936	$ 2,311,414
Interest and other	53,713	37,407
	2,351,649	2,348,821

Expenses
Interest	302,594	352,747
Depreciation and amortization	523,236	500,819
Operating expenses	1,828,341	1,851,577
	2,654,171	2,705,143

NET LOSS	$ (302,522)	$ (356,322)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (299,497)	$ (352,759)

Net loss allocated to other Partners	$ (3,025)	$ (3,563)

* Amounts include $(299,497) and $(352,759) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2013	2012
Revenues
Rental	$ 4,992,390	$ 5,201,988
Interest and other	147,098	153,227
	5,139,488	5,355,215

Expenses
Interest	744,517	870,089
Depreciation and amortization	1,445,388	1,475,251
Operating expenses	3,305,387	3,393,982
	5,495,292	5,739,322

NET LOSS	$ (355,804)	$ (384,107)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (352,246)	$ (380,266)

Net loss allocated to other Partners	$ (3,558)	$ (3,841)

* Amounts include $(352,246) and $(380,266) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2013	2012
Revenues
Rental	$ 2,995,370	$ 2,952,526
Interest and other	100,388	93,316
	3,095,758	3,045,842

Expenses
Interest	580,376	615,329
Depreciation and amortization	1,078,792	1,080,867
Operating expenses	2,017,429	1,973,481
	3,676,597	3,669,677

NET LOSS	$ (580,839)	$ (623,835)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (575,031)	$ (617,597)

Net loss allocated to other Partners	$ (5,808)	$ (6,238)

* Amounts include $(575,031) and $(617,597) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2013	2012
Revenues
Rental	$ 1,392,022	$ 1,385,439
Interest and other	57,491	57,389
	1,449,513	1,442,828

Expenses
Interest	299,811	342,440
Depreciation and amortization	436,954	462,972
Operating expenses	888,694	848,584
	1,625,459	1,653,996

NET LOSS	$ (175,946)	$ (211,168)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (174,187)	$ (209,056)

Net loss allocated to other Partners	$ (1,759)	$ (2,112)

* Amounts include $(174,187) and $(209,056) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 34
	2013	2012
Revenues
Rental	$ 2,879,271	$ 2,917,703
Interest and other	85,044	104,826
	2,964,315	3,022,529

Expenses
Interest	434,095	516,409
Depreciation and amortization	953,559	1,021,332
Operating expenses	1,818,714	2,029,267
	3,206,368	3,567,008

NET LOSS	$ (242,053)	$ (544,479)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (239,632)	$ (539,034)

Net loss allocated to other Partners	$ (2,421)	$ (5,445)

* Amounts include $(239,632) and $(539,034) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,

(Unaudited)

Series 35
	2013	2012
Revenues
Rental	$ 2,205,596	$ 2,315,842
Interest and other	75,812	72,577
	2,281,408	2,388,419

Expenses
Interest	403,134	483,187
Depreciation and amortization	739,918	777,325
Operating expenses	1,366,054	1,486,188
	2,509,106	2,746,700

NET LOSS	$ (227,698)	$ (358,281)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (225,421)	$ (354,698)

Net loss allocated to other Partners	$ (2,277)	$ (3,583)

* Amounts include $(225,421) and $(354,698) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2013	2012
Revenues
Rental	$ 1,485,112	$ 1,799,791
Interest and other	37,997	31,712
	1,523,109	1,831,503

Expenses
Interest	282,455	420,728
Depreciation and amortization	454,034	508,551
Operating expenses	1,008,482	1,090,699
	1,744,971	2,019,978

NET LOSS	$ (221,862)	$ (188,475)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (219,643)	$ (186,590)

Net loss allocated to other Partners	$ (2,219)	$ (1,885)

* Amounts include $(219,643) and $(186,590) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2013	2012
Revenues
Rental	$ 2,271,853	$ 2,204,612
Interest and other	55,711	58,721
	2,327,564	2,263,333

Expenses
Interest	330,728	350,253
Depreciation and amortization	789,608	798,698
Operating expenses	1,703,027	1,685,515
	2,823,363	2,834,466

NET LOSS	$ (495,799)	$ (571,133)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (490,841)	$ (565,422)

Net loss allocated to other Partners	$ (4,958)	$ (5,711)

* Amounts include $(490,841) and $(565,422) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2013	2012
Revenues
Rental	$ 1,827,590	$ 1,778,084
Interest and other	35,034	57,406
	1,862,624	1,835,490

Expenses
Interest	363,659	390,119
Depreciation and amortization	538,297	565,349
Operating expenses	1,176,460	1,172,684
	2,078,416	2,128,152

NET LOSS	$ (215,792)	$ (292,662)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (213,634)	$ (289,735)

Net loss allocated to other Partners	$ (2,158)	$ (2,927)

* Amounts include $(213,634) and $(264,962) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2013	2012
Revenues
Rental	$ 1,364,590	$ 1,269,984
Interest and other	42,844	68,741
	1,407,434	1,338,725

Expenses
Interest	251,989	252,981
Depreciation and amortization	459,407	472,842
Operating expenses	936,743	929,317
	1,648,139	1,655,140

NET LOSS	$ (240,705)	$ (316,415)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (238,298)	$ (313,251)

Net loss allocated to other Partners	$ (2,407)	$ (3,164)

* Amounts include $(238,298) and $(227,903) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2013	2012
Revenues
Rental	$ 2,051,199	$ 2,266,819
Interest and other	51,861	51,684
	2,103,060	2,318,503

Expenses
Interest	459,787	453,141
Depreciation and amortization	655,177	689,848
Operating expenses	1,476,476	1,448,747
	2,591,440	2,591,736

NET LOSS	$ (488,380)	$ (273,233)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (483,496)	$ (270,501)

Net loss allocated to other Partners	$ (4,884)	$ (2,732)

* Amounts include $(483,496) and $(168,169) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2013	2012
Revenues
Rental	$ 2,787,882	$ 2,793,187
Interest and other	68,138	79,611
	2,856,020	2,872,798

Expenses
Interest	582,758	622,871
Depreciation and amortization	1,116,889	1,107,541
Operating expenses	1,573,041	1,551,998
	3,272,688	3,282,410

NET LOSS	$ (416,668)	$ (409,612)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (412,501)	$ (405,516)

Net loss allocated to other Partners	$ (4,167)	$ (4,096)

* Amounts include $(412,501) and $(187,046) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2013	2012
Revenues
Rental	$ 3,151,540	$ 3,047,916
Interest and other	95,947	114,340
	3,247,487	3,162,256

Expenses
Interest	650,495	674,995
Depreciation and amortization	888,503	878,519
Operating expenses	1,865,177	1,825,476
	3,404,175	3,378,990

NET LOSS	$ (156,688)	$ (216,734)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (155,121)	$ (214,567)

Net loss allocated to other Partners	$ (1,567)	$ (2,167)

* Amounts include $(68,339) and $(197,429) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2013	2012
Revenues
Rental	$ 3,792,566	$ 3,693,092
Interest and other	119,385	103,602
	3,911,951	3,796,694

Expenses
Interest	732,424	731,762
Depreciation and amortization	1,133,122	1,159,738
Operating expenses	2,298,643	2,258,417
	4,164,189	4,149,917

NET LOSS	$ (252,238)	$ (353,223)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (249,716)	$ (349,691)

Net loss allocated to other Partners	$ (2,522)	$ (3,532)

* Amounts include $(50,657) and $(206,714) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2013	2012
Revenues
Rental	$ 3,972,351	$ 3,714,834
Interest and other	145,750	144,099
	4,118,101	3,858,933

Expenses
Interest	1,165,325	1,207,246
Depreciation and amortization	1,178,857	1,128,476
Operating expenses	2,290,549	2,312,790
	4,634,731	4,648,512

NET LOSS	$ (516,630)	$ (789,579)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (511,464)	$ (781,683)

Net loss allocated to other Partners	$ (5,166)	$ (7,896)

* Amounts include $(450,944) and $(621,862) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2013	2012
Revenues
Rental	$ 4,973,421	$ 4,948,081
Interest and other	143,957	158,918
	5,117,378	5,106,999

Expenses
Interest	979,175	1,124,478
Depreciation and amortization	1,457,360	1,415,611
Operating expenses	3,182,712	3,126,069
	5,619,247	5,666,158

NET LOSS	$ (501,869)	$ (559,159)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (496,850)	$ (553,567)

Net loss allocated to other Partners	$ (5,019)	$ (5,592)

* Amounts include $(106,148) and $(190,923) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2013	2012
Revenues
Rental	$ 2,748,190	$ 2,708,940
Interest and other	102,731	92,312
	2,850,921	2,801,252

Expenses
Interest	625,236	667,028
Depreciation and amortization	651,769	690,425
Operating expenses	1,867,914	1,709,618
	3,144,919	3,067,071

NET LOSS	$ (293,998)	$ (265,819)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (291,058)	$ (263,161)

Net loss allocated to other Partners	$ (2,940)	$ (2,658)

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
September 30, 2013

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

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into agreements to dispose of the interest in four Operating Partnerships. The estimated disposition price and other terms for the disposition of the Operating Partnerships have been determined. The estimated proceeds to be received for the Operating Partnerships is $4,118,551, the estimated gain on the sales of the Operating Partnerships is $4,087,120, and the dispositions are expected to be recognized in the third quarter of fiscal year 2014.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2013 were $1,347,116 and total fund management fees accrued as of September 30, 2013 were $49,257,491. During the six months ended September 30, 2013, $5,301,135 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2013, an affiliate of the general partner of the Fund advanced a total of $1,342,727 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2013, $18,254 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2013, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	5,866	126,708
Series 39	-	220,455
Series 40	6,004	353,148
Series 41	-	359,757
Series 42	-	221,615
Series 44	6,384	6,384
	$18,254	$1,342,727

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2013.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 15 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2013, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended September 30, 2013, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2013, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

Prior to the quarter ended September 30, 2013, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 16 of the Operating Partnerships and 8 remain.

Prior to the quarter ended September 30, 2013, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2013, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 19 of the Operating Partnerships and 26 remain.

During the quarter ended September 30, 2013, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of September 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 4 of the Operating Partnerships and 12 remain.

During the quarter ended September 30, 2013, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of September 30, 2013. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2013, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of September 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 2 of the Operating Partnerships and 20 remain.

During the quarter ended September 30, 2013, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 3 Operating Partnerships in the amount of $10,197 as of September 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2013, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2013. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2013, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2013. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2013, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 3 Operating Partnerships in the amount of $173,561 as of September 30, 2013. Of the amount outstanding, $46,908 has been advanced or loaned to some of the Operating Partnerships. The loans will be converted to capital and the remaining contributions of $126,653 will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2013, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended September 30, 2013, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2013, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2013, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2013, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2013, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2013. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2013, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of September 30, 2013. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2013, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. Series 41 has since sold its interest in 4 of the Operating Partnerships and 19 remain.

During the quarter ended September 30, 2013, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2013, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2013, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 3 Operating Partnerships in the amount of $121,112 as of September 30, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $57,436 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended September 30, 2013, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2013, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2013, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2013 and 2012, the Fund held limited partnership interests in 382 and 422 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2013, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 23,307	$ 6,080	$ 17,227
Series 21	15,958	2,088	13,870
Series 22	16,995	-	16,995
Series 23	22,680	-	22,680
Series 24	24,877	100,574	(75,697)
Series 25	10,728	-	10,728
Series 26	55,813	169,690	(113,877)
Series 27	55,499	32,130	23,369
Series 28	69,990	13,500	56,490
Series 29	82,851	21,407	61,444
Series 30	38,787	7,050	31,737
Series 31	83,127	1,500	81,627
Series 32	68,544	19,810	48,734
Series 33	30,852	13,139	17,713
Series 34	64,149	5,639	58,510
Series 35	50,520	2,459	48,061
Series 36	33,120		33,120
Series 37	51,216	8,000	43,216
Series 38	41,100	3,840	37,260
Series 39	34,200	3,000	31,200
Series 40	50,004	5,214	44,790
Series 41	59,433	4,618	54,815
Series 42	62,175	22,633	39,542
Series 43	76,695	3,005	73,690
Series 44	71,175	9,184	61,991
Series 45	90,939	1,376	89,563
Series 46	62,382	11,401	50,981
	$1,347,116	$467,337	$ 879,779

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 48,846	$ 9,972	$ 38,874
Series 21	32,728	3,676	29,052
Series 22	35,610	5,000	30,610
Series 23	45,360	3,500	41,860
Series 24	51,880	104,864	(52,984)
Series 25	23,754	3,862	19,892
Series 26	113,380	178,847	(65,467)
Series 27	111,848	55,484	56,364
Series 28	141,266	111,668	29,598
Series 29	165,702	36,803	128,899
Series 30	77,574	8,888	68,686
Series 31	166,254	29,432	136,822
Series 32	137,088	19,810	117,278
Series 33	61,704	13,139	48,565
Series 34	128,298	5,639	122,659
Series 35	101,040	4,918	96,122
Series 36	66,240	6,198	60,042
Series 37	102,432	20,389	82,043
Series 38	82,200	11,899	70,301
Series 39	68,400	8,700	59,700
Series 40	100,008	5,214	94,794
Series 41	118,950	16,315	102,635
Series 42	124,350	33,778	90,572
Series 43	153,390	26,348	127,042
Series 44	142,350	46,117	96,233
Series 45	181,878	11,551	170,327
Series 46	124,764	14,394	110,370
	$2,707,294	$796,405	$1,910,889

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 20 reflects a net loss from Operating Partnerships of $(157,983) and $(154,055), respectively, which includes depreciation and amortization of $285,766 and $331,443, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the third quarter of 2013 due to low occupancy, high operating expenses and insufficient rental rates. Light traffic and management's unsuccessful attempts to fill two open maintenance positions, which will make turning units in a timely fashion challenging, contributed to the property's low average occupancy of 80% through the third quarter of 2013. This is compared to the 2012 average of 84%. Conversely, management notes that the problems of resident skips and evictions for non-payment of rent have improved as bad debt and delinquencies have decreased during 2013. Management has made a more concerted effort to create a strong, qualified tenant portfolio. Unfortunately, this has reduced the total applicant pool and has slowed the pace of signing new tenants. Additionally, management struggles to improve occupancy at Willow Point I because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. Management intends to reverse these rent adjustments once occupancy levels stabilize above 90%. Also, management is offering a special with one month free rent to new tenants. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. All real estate tax and insurance payments are current through September 30, 2013.

In 2010 the operating general partner pursued a workout plan with the first mortgage lender and stopped paying debt service in the third quarter of 2010 in an attempt to induce the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. Since the operating general partner was unwilling to let this property go to foreclosure, the Operating Partnership filed for Chapter 11 bankruptcy protection on January 12, 2012. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that featured restructuring of the secured and non-insider unsecured debt. The reorganization plan was subsequently amended on September 21, 2012 and was conditionally approved by the bankruptcy court pending approval by vote of all creditors and equity security holders. A final confirmation hearing was held on November 13, 2012 and the proposed plan was effectuated on December 21, 2012. The reorganization plan extended the loan maturity date from November 1, 2014 to November 1, 2017. In addition, all accrued interest, default interest, late fees and collection expenses have been deferred until maturity, but will not accrue any additional interest. Beginning on January 1, 2013 and continuing through the new loan maturity date, monthly interest only payments, based on the upheld 8.47% interest rate, are due and payable. At loan maturity a balloon payment equal to the current principal amount outstanding plus the aforementioned deferred amounts, approximately $2,990,623 in total, will be due. According to the operating general partner this will be addressed either through a refinancing or a potential re-syndication.

Note that the 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, L.P. Now that the bankruptcy plan has been approved, the investment general partner intends to re-start the process of exploring various disposition strategies that would be consistent with the investment objectives of the investment partnership.

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

In July 2013, the investment general partner transferred its interest in Edison Lane LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $683,032 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $79,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $79,000 as of September 30, 2013.

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $104,000 and $52,000 for Series 20 and Series 41, respectively, as of September 30, 2013.

In October 2013, the investment general partner transferred its interest in Ashbury Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $957,665 and cash proceeds to the investment partnership of $550,000. Of the total proceeds received, $11,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $539,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 21

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 21 reflects a net loss from Operating Partnerships of $(6,916) and $(113,070), respectively, which includes depreciation and amortization of $171,910 and $195,476, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property operated below breakeven in 2012 and through September 2013 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable have decreased substantially. Occupancy is strong at 100% as of September 30, 2013.

On October 11, 2011, the Maine State Housing Authority, the mortgage lender, issued a notice of default due to unpaid taxes, delays in past insurance payments, and underfunded tax, insurance, and replacement reserve escrow accounts. As of the end of the fourth quarter of 2011, the insurance payment issue had been resolved and the operating general partner had submitted a payment plan to MSHA to address the remaining default issues. To date, the operating general partner continues to present a workout plan to MSHA and is working to reduce the interest rate down to 6%. This will produce a savings of more than $50,000 annually, and would likely allow the property to operate above breakeven. If approved, at the end of year five, the operating general partner plans to explore various disposition opportunities consistent with the investment objectives of the investment partnership. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

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

In July 2013, the investment general partner transferred its interest in Holly Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $673,765 and cash proceeds to the investment partnership of $84,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $79,000 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $79,000 as of September 30, 2013.

Series 22

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 22 reflects a net loss from Operating Partnerships of $(119,606) and $(210,800), respectively, which includes depreciation and amortization of $204,564 and $538,029, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit development located in Litchfield, IL. Occupancy at the property remained strong during the third quarter of 2013 and ended September 2013 at 96% occupied with one vacant unit. The property continues to operate below breakeven in 2013 due to insufficient rental rates and the inability to generate the necessary income to support the parking lot lease and related maintenance expenses. Most of the 27 units are at the maximum allowable rents issued by Illinois Housing Development Authority (IHDA). A new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers in 2011. Competition from this neighboring property, with superior amenities, has adversely impacted occupancy and operations at Elks Tower. The operating general partner subsidizes the deficit by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. The mortgage, real estate taxes, and insurance payments are current through September 30, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

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

In June 2013, the investment general partner transferred its interest in Roxbury Veterans Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,967,816 and no cash proceeds to the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded.

Series 23

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 23 reflects a net loss from Operating Partnerships of $(192,934) and $(145,072), respectively, which includes depreciation and amortization of $343,456 and $436,076, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011, and the property operated above breakeven in 2012. Through the third quarter of 2013, average occupancy declined to 77% with operations trending below breakeven. Replacement reserves are underfunded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Additionally, the reporting from the operating general partner has been sporadic. The former management company was replaced on June 1, 2010, without the investment general partner's approval. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 93% in the third quarter of 2013, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

Series 24

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 24 reflects a net loss from Operating Partnerships of $(103,257) and $(94,841), respectively, which includes depreciation and amortization of $266,855 and $323,206, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88%, and the property operated slightly above breakeven. As of September 30, 2013 occupancy declined further to 74%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management allowed the property to operate above breakeven through September 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

In September 2013, the investment general partner transferred its interest in Elm Street Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,577,900 and no cash proceeds to the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19 and Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded as of June 30, 2012.

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 93% as of September 30, 2013. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In August 2012, with the consent of the investment general partner the operating general partner of Zwolle Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on August 17, 2012. The sales price of the property was $820,435, which included the outstanding mortgage balance of approximately $775,635 and cash proceeds to the investment partnership of $44,800. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. The remaining proceeds from the sale of $39,800 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $39,800 as of September 30, 2012. In addition, the investment general partner on behalf of the investment partnership executed a Transfer and Assignment of Mineral Rights preserving the investment partnership's right to any potential proceeds that may be distributed from production of minerals at the property.

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

In March 2013, the operating general partner of Lake Apartments I LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $446,821 and cash proceeds to the investment partnership of $338,016. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $301,516 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $301,516 as of September 30, 2013.

In July 2013, the investment general partner transferred its interest in Brooks Summit Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,060,799 and cash proceeds to the investment partnership of $126,000. Of the total proceeds received, $2,240 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $118,760 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $118,760 as of September 30, 2013.

In July 2013, the operating general partner of Century East IV, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $483,585 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013.

In July 2013, the operating general partner of Century East V, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $478,552 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013.

Series 25

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 25 reflects a net loss from Operating Partnerships of $(90,615) and $(52,741), respectively, which includes depreciation and amortization of $156,117 and $269,332, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is a 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012 with a cash deficit of ($13,000). The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. As of March 31, 2013, occupancy increased to 100%, and remained 100% for April and May. Occupancy slipped during the month of June, to end the second quarter at 94%. Occupancy improved in September to end the third quarter at 100%. According to the 2013 operating budget, Rural Development has approved a $25 monthly rental increase per unit. Through June 30, 2013, the property operated at a deficit due to increased maintenance expenses. During the second quarter the property incurred $3,000 in exterminating expenses due to the treatment for termites in two homes. The property continued to operate at a slight deficit during the third quarter of 2013 when factoring in the funding of the required replacement reserves. Management has requested Rural Development approval for reimbursement from the replacement reserve. It is expected that Rural Development will approve the request. The mortgage, taxes and insurance were all current through September 30, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

Series 26

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 26 reflects a net loss from Operating Partnerships of $(432,897) and $(472,178), respectively, which includes depreciation and amortization of $823,290 and $1,061,857, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations are below breakeven because of low occupancy. Occupancy averaged 59% through the third quarter of 2013. To address the low occupancy, management is offering a move in concession and is marketing the property through fliers to area businesses and the local newspaper. The concession offered is an option to pay the security deposit, which is equal to one month's rent, in three monthly payments instead of one payment at move in. The investment general partner conducted a site visit in December 2012, which revealed significant deferred maintenance concerns. A follow up a letter was sent to the operating general partner in January 2013 requesting the maintenance concerns be addressed within thirty days. The property was re-inspected on June 11, 2013, and though the specific items noted on the prior report had been addressed, the overall condition of the property remained poor. In follow-up with the operating general partner, the investment general partner suggested many property improvements including; paving the parking area, and replacing flooring, windows, roof shingles, kitchen cabinets and older appliances. The operating general partner replied in a letter dated September 10, 2013, that certain improvements will be made, while the other improvements will be budgeted for in 2014. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The operating general partner funds operating deficits by deferring affiliated management fees. All real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

In March 2013, the operating general partner of Lake Apartments IV LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $490,926 and cash proceeds to the investment partnership of $184,675. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $148,175 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $148,175 as of September 30, 2013.

In March 2013, the operating general partner of Lake Apartments V LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $482,917 and cash proceeds to the investment partnership of $332,003. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $295,503 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $295,503 as of September 30, 2013.

Maxton Green Associates Limited Partnership (Carolina Pines Apartments) is a 32-unit development in Maxton, NC. The property operated below breakeven in 2012 and the first two quarters in 2013 due to low occupancy. Five units at the property do not have rental assistance and are difficult to lease. However, average occupancy increased from 85% in 2012 to 88% as of September 2013. Management relocated an experienced regional manager to supervise operations and stabilize occupancy. As a result of the improved occupancy, the property operated above breakeven in the third quarter of 2013. The low income housing tax credit compliance period expired on December 31, 2011. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Maxton Green Associates Limited Partnership subsequent to September 30, 2013.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. Through the third quarter of 2013, the property averaged 78% occupancy and operated slightly below breakeven. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team is offering a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over three months rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the locally weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items will be assessed and budgeted for repair in 2014. All mortgage, real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

Brookhaven Apartments Partnership, A Louisiana Partnership (Brookhaven Apartments) is a 35-unit property located in Shreveport, Louisiana. Although the property averaged 99% occupancy in 2012, high operating expenses resulted in below breakeven operations for the year. The high operating costs were partially due to a 25% increase in management fees charged by the prior management company. In January 2013, the operating general partner took over management of the property. As of September 2013 operations are above breakeven and occupancy remains strong, averaging 97%. The investment general partner inspected the property on June 10, 2013 and found it to be in very good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Brookhaven Apartments Partnership subsequent to September 30, 2013.

In July 2013, the operating general partner of Calgory Apartments I, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $454,702 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by -Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013.

In July 2013, the operating general partner of Calgory Apartments II, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $475,078 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013.

In July 2013, the operating general partner of Calgory Apartments III, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $444,996 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013.

In August 2013, the operating general partner of Country Edge Apartments LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on October 1, 2013. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $776,729 and cash proceeds to the investment partnership of $475,000. Of the total proceeds received by the investment partnership, $2,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $467,750 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 27

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 27 reflects a net loss from Operating Partnerships of $(32,395) and $(82,213), respectively, which includes depreciation and amortization of $619,496 and $666,202, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Holly Heights Apartments, LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on August 28, 2012. The sales price of the property was $510,000, which included the outstanding mortgage balance of approximately $446,116 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received by the investment partnership, $52,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $7,500 was paid to BCAMLP for expenses related to the sale, which includes third party legal costs. There were no remaining proceeds from the sale returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded. In December 2012, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in amount of $11,619, which were used to pay reporting fees due to an affiliate of the investment partnership.

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

Through the first quarter of 2013 occupancy remained at 100%, and the property operated below breakeven. The property continued to operate at a deficit through the second quarter of 2013. Through the first and second quarter, utilities exceeded budget projections by $5,500 and the 2012 prorated audited results by $16,000. After some research by management and a review of the supply contract, it was determined that the supplier for gas and electricity had been overcharging the utility companies the amounts of the billable rates. As a result, the property had been paying the incorrect billable amounts on the invoices. The property was reimbursed $2,619 for gas and $1,929 for electric. Management has confirmed that the issue has been resolved. Total revenue exceeded budget projections on higher than anticipated other income. Collections on tenant receivables have begun to improve as management collected over $10,000 in past due rent during this quarter. Total operating expenses for the year are well below budgeted projections. As a result of higher revenue and lower operating expenses, the property was able to generate positive net operating income. Occupancy through the end of the third quarter 2013 remained at 100%. Management has confirmed that the New York State Housing and Community Development has issued new tax credit rents. Management has proposed to the operating general partner a 5% rent increase effective January 1, 2014. The operating general partner and Winn Management are currently negotiating the renewal of the annual management contract. Management has confirmed that the mortgage and insurance are current through September 30, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2013.

In March 2013, the operating general partner of Lake Apartments II LP approved an agreement to sell the property to an unaffiliated entity and the transaction closed on July 1, 2013. The sales price for the property was $1,000,000, which includes the outstanding mortgage balance of approximately $478,993 and cash proceeds to the investment partnership of $345,019. Of the total proceeds received by the investment partnership, $31,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of approximately $308,519 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $308,519 as of September 30, 2013.

In December 2010, the investment general partner transferred its interest in Harbor LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,528,742 and cash proceeds to the investment partnership of $1,658,582. Of the total proceeds received, $10,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $10,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. The remaining proceeds of approximately $1,638,582 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to $2,321,435. Accordingly, a loss on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $(682,853) as of December 31, 2010. In addition, the investment partnership received $575,945 that was contingent upon several factors including timely completion of a minor rehabilitation on June 25, 2012. The additional proceeds were returned to cash reserves.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. In 2012, the property suffered from staffing shortages but has since hired a property manager, assistant manager, maintenance supervisor and a leasing agent. Management replaced the property manager in July 2013. The previous manager had been struggling with the daily demands of the property and management decided it was an appropriate time to make a change. The new manager has over 15 years of experience that management believes will improve the occupancy challenges. Unfortunately, occupancy at Park Crest dropped to 72% in September 2013 as several troubled tenants, whom the previous manager had moved into the property, were evicted. An increased emphasis has been placed on the screening process in attempt to attract a higher quality tenant and reduce turnover. Traffic at the property remains strong but management has struggled to find qualified tenants that are not over income. Management works closely with the housing authority, which continues to provide the greatest source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects to the site. The property is offering a 50% reduction from the first month's rent for new tenants. In January of 2013, management received approval for a special replacement reserve request of $15,000 from the loan servicer. These funds have been utilized to turn 43 units since January. Continued high resident turnover at the property requires a number of units that still need to be made market ready. Total revenues have increased by 7% in 2013 and the property is operating above breakeven, largely due to annual optional bond redemption principal payments. All mortgage, tax and insurance payments are current through September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. Despite the fact that all residents are receiving Section 8 rental assistance, the property operated below breakeven in 2012 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averaged 93% occupancy through December 2012. The property continues to operate below breakeven due to insufficient rental rates, high operating expenses and high debt service. Management petitioned for a $7 rent increase in 2012 and 2013, but has been denied. High electric utility costs and maintenance expenses continue to hinder performance. The sole provider of electricity is estimated to have raised rates 72% in each of the last two years. Without an alternative, and because electricity is included in the rent, the property has been forced to absorb the increases without the ability to pass along the costs in the form of a rent increase to its residents. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving one building is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The real estate taxes, insurance and mortgage payments are current on the property through September 30, 2013. At the close of the third quarter of 2013, the investment general partner had not received quarterly occupancy numbers and financial reports. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to C.R. Housing, Limited Partnership.

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

In October 2013, the investment general partner of Series 27 and Series 28, transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 28

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 28 reflects a net loss from Operating Partnerships of $(307,948) and $(319,646), respectively, which includes depreciation and amortization of $968,103 and $1,001,916, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Through the third quarter of 2013 property operations were below breakeven due to low occupancy. The property has averaged 88% occupancy in 2013. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. Management is also working with the local Housing and Urban Development field office to obtain additional rental assistance vouchers. The operating general partner has stated that any deficits in 2013 will be funded by deferring related party management fees and, if necessary, funds will be advanced to the Operating Partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet believes that he is in compliance with it. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than the loan being subordinate, the operating general partner was making reimbursements back to himself. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting but unlike last year, management was present for the August 2013 investment general partner site inspection. Deferred maintenance items were cited, and have been addressed with management without a response back from them. Sporadic occupancy reports show occupancy averaging 80% in 2012, but decreasing to 73% (11 out of 15 occupied) through June 2013. Reporting continues to be an ongoing issue and as of the last received reports, the property is operating below breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. Despite the investment general partner's non-receipt of any quarterly reports, the operating general partner responded stating that he has been sending reports to the investment general partner and did not elaborate on property operations. The low income housing tax credit compliance period expired on December 31, 2011.

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

In October 2013, the investment general partner of Series 27 and Series 28, transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 29

As of September 30, 2013 and 2012, the average Qualified Occupancy for the Series was 99.2%. The series had a total of 20 properties at September 30, 2013, of which 20 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 29 reflects a net loss from Operating Partnerships of $(558,929) and $(555,843), respectively, which includes depreciation and amortization of $1,226,934 and $1,261,391, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Collins Housing Limited Partnership (The Meadows Apartments) is a 36-unit, family property located in Collins, Mississippi. Collins Housing ended September 2013 at 69% physical occupancy. Due to weak and declining economic conditions, which began in 2010 and have continued into 2013, many employers have either closed or significantly reduced employee hours. Because a large portion of the tenant base is composed of hourly-wage employees, evictions and move-outs have increased. Management reported that residents who are no longer able to afford their rent continue to move back in with friends or family. Due to the property's rural location, traffic has been limited. Management has been aggressively marketing the community by distributing fliers throughout the area and having brightly colored directional signage installed. Additionally, a tenant referral program and move-in specials are being offered.

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

In May 2012, the operating general partner submitted a tax credit application and in October of 2012 tax credits were awarded. The operating general partner is syndicating the tax credits in order to rehabilitate the property and the fire damaged units will be repaired as a part of the rehabilitation work. All the units damaged by the fire must be placed in service before December 31, 2014 to avoid recapture. The operating general partner does not anticipate having any difficultly meeting that deadline. The mortgage payments, taxes, insurance and accounts payable are all current. On December 12, 2012, the 15-year low income housing tax credit compliance period expired with respect to The Meadows Apartments.

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

Counsel for the investment general partner took a deposition of the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. Although appellate judges in Massachusetts on average take six months to issue their ruling following a hearing, counsel for the investment general partner thought the hearing in September went very well for the plaintiffs and is predicting a favorable ruling by year end 2013. This will permit counsel for the plaintiffs to once again file a motion in Missouri Court to enforce the Massachusetts judgment. In September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the third quarter of 2013, occupancy averaged 96% and the property was able to operate at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the third quarter of 2013 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy has averaged 85% in 2013; this represents a small improvement over the average of 83% in 2012. According to management, the problem of resident skips and evictions for non-payment of rent has declined in 2013 and therefore bad debt expense and delinquencies has decreased. Two maintenance positions, however, remain open due to the lack of qualified applicants. This is making turning units a challenge at Willow Point Apartments III. In addition, vendor orders take longer to fulfill as a result of the Operating Partnership's credit being shut off with its largest suppliers. Management has made a more concerted effort to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. Management continues to struggle with improving occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. Management intends on reversing these rent reductions once occupancy is stabilized at or above 90%. The constant tenant turnover has resulted in elevated maintenance and repair costs. In addition, since the property is older many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. The insurance payments are current as of September 30, 2013. The 2012 real estate tax payment deadline was missed on August 31, 2013; thus the real estate taxes are past due. The property is financed with $4,250,000 of tax exempt bonds issued by the Mississippi Home Corporation and $275,000 of taxable bonds. The taxable bonds were paid in full during 2012. The monthly interest only payments on the tax exempt bonds are current as of September 30, 2013. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Forest Hill Apartments, L.P. (The Arbors) is an 85-unit senior property located in Richmond, VA. In 2012, the property operated with average physical occupancy of 89%. As of September 30, 2013, the property's physical occupancy was 96%. The management company, an affiliate of the operating general partner, continues to focus on marketing and community outreach in order to increase applicant traffic. Concessions have been the driving force behind the sustained increase in occupancy. However, even with the increased concessions, the property is operating above breakeven through September 2013. Management believes the property will maintain breakeven or better operations through 2013 if extraordinary expenses are kept to a minimum and occupancy remains strong, as expected. The mortgage, real estate taxes, and property insurance payments are current. The operating general partner continues to fund all operating deficits as necessary. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Forest Hill Apartments, L.P. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Forest Hill Apartments, L.P. subsequent to September 30, 2013.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. In 2012, the property suffered from staffing shortages but has since hired a property manager, assistant manager, maintenance supervisor and a leasing agent. Management replaced the property manager in July 2013. The previous manager had been struggling with the daily demands of the property and management decided it was an appropriate time to make a change. The new manager has over 15 years of experience that management believes will improve the occupancy challenges. Unfortunately, occupancy at Park Crest dropped to 72% in September 2013 as several troubled tenants, whom the previous manager had moved into the property, were evicted. An increased emphasis has been placed on the screening process in attempt to attract a higher quality tenant and reduce turnover. Traffic at the property remains strong but management has struggled to find qualified tenants that are not over income. Management works closely with the housing authority, which continues to provide the greatest source of traffic at the property. Management is advertising in The Apartment Guide and using leasing banners to draw prospects to the site. The property is offering a 50% reduction from the first month's rent for new tenants. In January of 2013, management received approval for a special replacement reserve request of $15,000 from the loan servicer. These funds have been utilized to turn 43 units since January. Continued high resident turnover at the property requires a number of units that still need to be made market ready. Total revenues have increased by 7% in 2013 and the property is operating above breakeven (largely due to annual optional bond redemption principal payments). All mortgage, tax and insurance payments are current through September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Through the third quarter of 2013, operations were below breakeven due to low occupancy. Occupancy at the property has suffered since 2010 as a result of businesses closing and lack of employment in the area. A newly constructed development of single family homes located a half mile from the property has also negatively impacted occupancy. Management's marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the locally weak economy but states new companies and employment opportunities are slowly returning to the area. The investment general partner conducted a site visit on June 12, 2013 and found the property to be in good condition. The operating general partner has stated that the projected 2013 deficit will be funded by deferring related party management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Palmetto Place Apartments Partnership, A LA Partnership (Palmetto Place Apartments) is a 40-unit property located in Benton, Louisiana. In 2012, the property averaged 98% occupancy; however, high operating expenses resulted in below breakeven operations. The high operating expenses consisted of significant increases in contract labor associated with the repair of deferred maintenance items. Expenses have normalized in 2013, resulting in above breakeven operations at the property. Occupancy remains strong, averaging 95% through the end of the third quarter of 2013. The investment general partner inspected the property on June 10, 2013, and found it to be in very good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Palmetto Place Apartments Partnership subsequent to September 30, 2013.

In August 2013, the investment general partner transferred its interest in Barrington Cove, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,962,630 and cash proceeds to the investment partnership of $100. The proceeds of $100 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $100 as of September 30, 2013.

Series 30

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 30 reflects a net loss from Operating Partnerships of $(302,522)and $(356,322), respectively, which includes depreciation and amortization of $523,236 and $500,819, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. The property is operating below breakeven due to low occupancy as a result of its very rural location yielding limited rental demand. Average occupancy was 77% in 2012, but increased to 93% by the end of December 2012. In 2013, occupancy has trended downward again, with September occupancy at 71%. The operating general partner attributes the increased occupancy at the end of 2012 into the beginning of 2013 to a new on-site manager who was more attentive to the property's needs and issues. The more recent decline in occupancy has been attributed to seasonality, with the expectation that occupancy will increase during the fall months. Management continues to run advertisements in local media outlets and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house.

The Operating Partnership's $300,000 Arkansas Development Finance Authority loan has been restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow is expected to improve slightly as a result of the restructuring as the new loan terms are more favorable and will reduce annual debt service. The ADFA loan was previously in default due to the Operating Partnership's inability to fund principal and interest payments because of insufficient cash flow. Modified terms include a reduction of the interest rate from 1% to 0% and debt service payments made from surplus cash. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the third quarter of 2013 due to high turnover costs, seasonal operating expenses, and required improvements to the property. Occupancy ended September 2013 at 85% as a result of higher than anticipated turnover during the third quarter. Management reports that several applications are in process for move-ins to occur during the fourth quarter. Management has requested that Maine State Housing lift affordability restrictions on 30% and 40% units and allow those apartments to rent at 50% rents, which they hope will generate additional qualified applicants. A rent increase occurred on April 1, 2013, which increased gross potential rent by $5,052 annually. The property suffered excessive heating and snow removal costs due to a long, harsh winter. Due to the age of the property, management continues to make a number of necessary improvements and repairs. The operating general partner funds cash deficits by deferring fees owed to affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. Occupancy at the property continued to improve during the third quarter and ended September 2013 at 97% with one vacant unit. As the rental market in the surrounding area continues to be competitive, the property is currently offering one free month of rent with a 12 month lease or the installation of a washer and dryer, which will remain in the unit upon move-out. Management continues to work on attracting more qualified prospects, but as the property ages, this remains an ongoing challenge. Operating expenses remained stable during the third quarter of 2013 and management implemented a $20 per unit rental increase upon lease renewal. The property is operating below breakeven through the third quarter of 2013 due to the HOME Loan interest payment of $11,679 recorded in July. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement called for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. All interest payments on the Home Loan through July brought the loan current as Iowa Finance Authority granted verbal approval to the operating general partner to defer the Home Loan principal payments until 2014 but had not yet issued any written documentation noting the extension. Deficits are funded through general partner advances. The taxes, insurance, and mortgage payments are all current through September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2013.

In September 2012, the investment general partner of Series 30 and Series 34 transferred their interests in Millwood Park LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,929,737 and nominal consideration to the investment partnerships. There are no cash proceeds to be returned to cash reserves held by Series 30 and Series 34, respectively. As the annual losses generated by the Operating Partnership had previously reduced the investment partnership's tax basis carrying value to zero, no gain or loss was recognized by the investment partnership as a result of the transfer. In addition, the buyer executed a Post Transfer Compliance and Indemnity Agreement and a Guaranty Agreement indemnifying Series 30 and Series 34, respectively, in the event of recapture.

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

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. Occupancy has improved in 2013 over 2012 figures, and the property was 90% occupied as of September 30, 2013. Despite this improvement, the property operated below breakeven through the third quarter of 2013 due to high water and sewer costs in July and August caused by a water main leak. Management fixed the water leak and paid the high water bill with funds from the operating cash account and the replacement reserve. The City of Radford agreed to reimburse for a portion of the excess sewer charges after three months of stabilized expenses; the property should realize this reimbursement by the end of 2013. The investment general partner intends to continue to monitor expenses to ensure that utility costs improve in 2013, confirming that all leaks have been addressed. The mortgage, tax and insurance payments are current as of September 30, 2013.

Series 31

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 31 reflects a net loss from Operating Partnerships of $(355,804) and $(384,107), respectively, which includes depreciation and amortization of $1,445,388 and $1,475,251, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 70% at the end of the third quarter of 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy and high maintenance expenses, the property operated below breakeven in the third quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of marketing efforts occupancy increased to 97% as of September 30, 2013 and the property operated above breakeven in the third quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 84% as of September 30, 2013. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the third quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 78% as of September 30, 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the third quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the third quarter of 2013 as a result of low occupancy and high utility and maintenance expenses. Occupancy dropped to 89% in April and May due to a bed bug outbreak in the first quarter; however, occupancy ended September 2013 strong at 93%. To remediate the bed bug issue, management signed a costly one year pest control contract which increased maintenance expenses by $900 per month. There were no more cases of bed bugs in the third quarter. The majority of the rental applicants only satisfy the 30% and 40% area median income standard rather than the targeted 60% level. Management has therefore reduced the rents so they qualify for 30% and 40% area median income residents in order to improve occupancy. In an effort to improve overall property performance, management has hired a live-in site manager to stabilize operations. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds cash deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period will expire with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Occupancy averaged 79% in 2012 and the property operated below breakeven. According to the operating general partner, only 13 of the 16 total units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent for the three non-rental assistance units. The USDA/RD approved a 2013 rent increase of $13 per one bedroom unit and $19 per two bedroom unit. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out biannually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials offered for available units throughout the year. Despite these efforts occupancy remains low, averaging 81% year-to-date, with below breakeven operations. The balance sheet is weak with low operating cash and high payables. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property operated below breakeven in 2012 due to high operating expenses and a decline in occupancy during the fourth quarter.  Although occupancy improved in the third quarter of 2013 to 93%, and 85% year-to-date, the property continues to operate below breakeven. Management increased advertising in the local newspapers to increase applicant traffic. Additionally, the operating general partner indicated that managers from other affiliated properties in the area are making a concerted effort to refer qualified applicants to Pilot Point. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees, real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2013.

Series 32

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2013, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2013 and 2012, Series 32 reflects a net loss from Operating Partnerships of $(580,839) and $(623,835), respectively, which includes depreciation and amortization of $1,078,792 and $1,080,867, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged the current third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company has been more effective than any of the previous management firms and operations have moderately improved. The local economy in northern Indiana has improved slightly in recent years, but in general it remains weak. Average occupancy was 94% through the third quarter of 2013 compared to average occupancies of 96% and 97% reported for 2012 and 2011, respectively. Rental rates have recently begun to increase slightly due to the higher occupancy levels, but they remain at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven through the third quarter of 2013 primarily due to a reduction in net rental income as well as high maintenance and bad debt expenses. Net cash flows expended from property operations totaled ($52,402) and ($32,066) in 2012 and 2011, respectively. Negative operations have been financed by operating deficit advances from the operating general partner, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled $52,907 and $41,123 in 2012 and 2011, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of September 30, 2013.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. Tenant receivables as of December 31, 2012 were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. Operations improved during the third quarter of 2013 as the property operated above breakeven. Total revenue exceeded budget projections slightly due to an increase in other revenue. Total operating expenses have fallen below budget even though maintenance expenses have trended up. The increase in year-to-date maintenance expenses was attributed to elevator and boiler repairs necessary to cure violations. Occupancy through September 30, 2013 remained at 100%. Management has stated that the New York State Housing and Community Development released new tax credit rents. Management has proposed to the operating general partner a 5% rent increase effective January 1, 2014. The operating general partner and Winn Management are currently renewing the management contract for another year. Mortgage and insurance are current through September 30, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2015.

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

Pearl Partners, L.P. (Colony Park Apartments) is a 192-unit property located in Pearl, Mississippi. In 2012, the property averaged 93% occupancy and operated above breakeven. The property continued to operate above breakeven and was 96% occupied as of September 30, 2013. On March 18, 2013, the property suffered roof and vinyl siding damage caused by a severe hail and wind storm. No residents were injured or displaced, and no credit loss is anticipated. Immediate repairs were conducted to make the building weather-tight. The operating general partner received the first round of insurance proceeds in September 2013 and major roof and siding repairs will be completed prior to the end of the fourth quarter of 2013. The investment general partner intends to continue to monitor the repair process and ensure that all repairs are completed in a timely manner. The mortgage, tax and insurance payments are current as of September 30, 2013.

Pecan Manor Apartments (Pecan Manor Apartments) is a 40-unit property located in Natchitoches, Louisiana. Occupancy in 2012 averaged 98%; however, high operating expenses resulted in below breakeven operations. Through the third quarter of 2013, occupancy averaged 88% and operations are above breakeven. A decrease in maintenance supply and contract labor costs has contributed to the improved operations. Management is marketing the property by distributing fliers to businesses, churches, and social services. The investment general partner inspected the property on June 10, 2013, and found it to be in very good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pecan Manor Apartments subsequent to September 30, 2013.

Series 33

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 33 reflects a net loss from Operating Partnerships of $(175,946) and $(211,168), respectively, which includes depreciation and amortization of $436,954 and $462,972, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2013 due to high water and sewer rates and consistent bad debt expense. Management recently discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court has increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired and has strengthened the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. Occupancy at the property in 2013 has been strong, averaging 96%; however, a modest recent decline to 92% in September is attributed to the aforementioned rise in evictions for the non-payment of rent and resident skips, 47% of the seventy move-outs since February were from non-payment issues. Management continues with its marketing efforts by reducing the first month's rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the first quarter of 2014, Merchant Court's refinancing negotiations should resume. All mortgage, insurance and real estate tax payments are current as of September 30, 2013.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2013, the property continued to operate at a deficit through the third quarter of 2013 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the third quarter due to costly HVAC repairs. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Series 34

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 34 reflects a net loss from Operating Partnerships of $(242,053) and $(544,479), respectively, which includes depreciation and amortization of $953,559 and $1,021,332, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  The property operated below breakeven in 2012 due to high operating expenses.  Operating expenses increased approximately $6,500 from the prior year due to high maintenance costs. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically not addressing improvements to quarterly reporting as well as site visit follow up. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. The investment general partner sent the notice as a certified letter on January 3, 2013, and gave the operating general partner 30 days to respond. To date, quarterly financial and occupancy reporting remains outstanding with the exception of a June 2013 rental roll which reports the property at 100%. As of the 2012 audit, the mortgage, taxes and insurance were all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy averaged 73% for the third quarter of 2013, ending September 75% occupied with 54 vacant units. The major issues affecting occupancy are the high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. As traffic at the property remains strong, management decided to suspend all move-in specials. Management has implemented a new application process that they hope will improve the quality of tenants at the property. All new tenants must have 12 months of verifiable landlord history and references. If a tenant cannot provide a landlord history, management can allow the tenant to move into the property but they must provide a deposit equal to one full month of rent.

Management continues to focus on getting vacant units ready for occupancy and leasing but lacks the maintenance personal that would be required to turn all of the vacant units. Also impacting turnover at the property is the increased crime rate in the Jackson, MS area. There were two security related lawsuits against the property in 2012. The lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. A third lawsuit was filed in February 2013, resulting from an alleged car robbery on the property premises. The third lawsuit was settled by the Operating Partnership's insurance carrier in June 2013. Management does not expect a considerable increase in insurance premiums as result of the settlements. Management has added supplemental lighting to existing light poles and to the exterior of 14 buildings. The amount of courtesy officers at the property has also been increased to three. The courtesy officers are police officers that live at Summer Park Apartments rent free and regularly monitor the property. The additional lighting and courtesy officers have helped improve security as there has not been any recent criminal activity reported at the property. The property is operating above breakeven through September due to favorable debt service requirements. All mortgage, insurance and real estate tax payments are current as of September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2013 due to high water and sewer rates and consistent bad debt expense. Management recently discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court has increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired and has strengthened the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. Occupancy at the property in 2013 has been strong, averaging 96%; however, a modest recent decline to 92% in September is attributed to the aforementioned rise in evictions for the non-payment of rent and resident skips, 47% of the seventy move-outs since February were from non-payment issues. Management continues with its marketing efforts by reducing the first month's rent to a maximum of $350 and has increased awareness of the property through mobile billboards. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the first quarter of 2014, Merchant Court's refinancing negotiations should resume. All mortgage, insurance and real estate tax payments are current as of September 30, 2013.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired the current third party management company, who subsequently was able to make some improvements to property operations. Average occupancy was 93% through the third quarter of 2013; and 92% and 91% in 2012 and 2011, respectively. Management has improved occupancy in recent years through increased overall marketing efforts as well as implementing a reduced security deposit requirement as a leasing incentive and eliminating the application fee.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven through the third quarter of 2013. This compares to net cash flow expended from property operations totaling ($10,586) and ($71,888) in 2012 and 2011, respectively. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes (further discussed below). Negative operations were financed through increased payables. In 2011, the property suffered from increases in real estate taxes, utilities and maintenance expenses. As a result, negative operations in 2011 were funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner (further discussed below). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012 and projected to be at the same level in 2013. As of September 30, 2013, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

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

A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership toward the personal loan. The investment general partner also discussed the loan treatment with the auditors and the loan was properly reflected on the 2012 audit.

Real estate taxes of $43,626 are delinquent for the period of 2010 through 2012 and the property is at risk of a tax sale. The investment general partner is considering advancing funds directly to the taxing authority to avoid a tax sale. At the close of the third quarter of 2013, a tax sale date had not been scheduled. The operating general partner has not submitted the 2013 third quarter financial reports. Through the second quarter of 2013, occupancy averaged 98% and the property continued to operate above breakeven. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 35 reflects a net loss from Operating Partnerships of $(227,698) and $(358,281), respectively, which includes depreciation and amortization of $739,918 and $777,325, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. Through the third quarter, the property continued to operate below breakeven due to concession loss and high operating expenses. The property is located in a concession driven market, so management continues to offer a $99 or $399 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong averaging 96% year-to-date. The property continues to be marketed via rental websites and print advertising. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 36

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 36 reflects a net loss from Operating Partnerships of $(221,862) and $(188,475), respectively, which includes depreciation and amortization of $454,034 and $508,551, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Aloha Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2012. The sales price of the property was $5,500,000, which included the outstanding mortgage balance of approximately $1,749,703, a seller's note equal to $750,000 (which the investment limited partnership has a 50% ownership interest), and cash proceeds to the investment partnership of $1,324,272. Of the total proceeds received by the investment partnership, $77,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,242,272 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 36 in the event of recapture. Note that the operating general partner wired an additional $131,000 from its share of the net sale proceeds to the investment general partner to be held as security for the Post Transfer Compliance and Indemnity Agreement. The $131,000 will be returned to the operating general partner approximately three years after the expiration of the compliance period assuming there is no event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $1,242,272 as of December 31, 2012.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. In 2012, the property averaged 88% occupancy and operated below breakeven as high maintenance expenses drove up total operating costs. The maintenance work done in 2012 included carpet and tile replacements, range replacements, and air conditioner repairs. Rural Development approved some replacement reserve withdrawals which helped cash flow but did not cover all repairs for the year. Occupancy is at 86% through September 2013 and the property continues to operate slightly below breakeven. In February, management had to replace two roofs due to storm damage. The replacements were covered by insurance proceeds, net a $10,000 deductible. Management does not foresee a significant reduction in maintenance costs in 2013 as they are catching up on deferred maintenance items. A site visit was completed in September 2013 and the property was found to be in good condition. Recently completed deferred maintenance items include floor replacements and new appliances. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 37

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 37 reflects a net loss from Operating Partnerships of $(495,799) and $(571,133), respectively, which includes depreciation and amortization of $789,608 and $798,698, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled with low occupancy and high operating expenses, resulting in below breakeven operations for many years. Through the third quarter, the property continued to operate below breakeven due to concession loss and high operating expenses. The property is located in a concession drive market, so management continues to offer a $99 or $399 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong averaging 96% year-to-date. The property continues to be marketed via rental websites and print advertising. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2013, the property continued to operate at a deficit through the third quarter of 2013 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and greater heating demand during the winter months. Maintenance expenses also continued to be high in the third quarter due to costly HVAC repairs. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 non-voucher holders. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2012 and through the first three quarters of 2013. As of September 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the third quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $130,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $936,000. As of September 30, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $113,900 and $111,000, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of September 30, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property through the third quarter of 2013 was 69%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for August 2013 was 22.1% compared to 9.0% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2013 approximately 65% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family homes. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $25,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued into the third quarter of 2013.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In recent years the Operating Partnership has experienced significant negative operations. Through the third quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($350,000)(unaudited) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

As noted above, as of September 30, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matured on June 30, 2013. As of September 30, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $224,900 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of September 30, 2013, the lender has not issued a formal default notice despite the existence of numerous defaults. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $585,204 is equivalent to recapture and interest of $228 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy averaged 73% for the third quarter of 2013, ending September 75% occupied with 54 vacant units. The major issues affecting occupancy are the high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. As traffic at the property remains strong, management decided to suspend all move-in specials. Management has implemented a new application process that they hope will improve the quality of tenants at the property. All new tenants must have 12 months of verifiable landlord history and references. If a tenant cannot provide a landlord history, management can allow the tenant to move into the property but they must provide a deposit equal to one full month of rent.

Management continues to focus on getting vacant units ready for occupancy and leasing but lacks the maintenance personal that would be required to turn all of the vacant units. Also impacting turnover at the property is the increased crime rate in the Jackson, MS area. There were two security related lawsuits against the property in 2012. The lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. A third lawsuit was filed in February 2013, resulting from an alleged car robbery on the property premises. The third lawsuit was settled by the Operating Partnership's insurance carrier in June 2013. Management does not expect a considerable increase in insurance premiums as result of the settlements. Management has added supplemental lighting to existing light poles and to the exterior of 14 buildings. The amount of courtesy officers at the property has also been increased to three. The courtesy officers are police officers that live at Summer Park Apartments rent free and regularly monitor the property. The additional lighting and courtesy officers has helped improve security as there has not been any recent criminal activity reported at the property. The property is operating above breakeven through September 2013 due to favorable debt service requirements. All mortgage, insurance and real estate tax payments are current as of September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2013, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 38 reflects a net loss from Operating Partnerships of $(215,792) and $(292,662), respectively, which includes depreciation and amortization of $538,297 and $565,349, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90% and through the third quarter of 2013 occupancy is averaging 86%. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remain below breakeven due to vacancy and concession loss as well as high operating expenses. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. During the first quarter, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Series 39

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 39 reflects net loss from Operating Partnerships of $(240,705) and $(316,415), respectively, which includes depreciation and amortization of $459,407 and $472,842, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90%, and through the third quarter of 2013 occupancy is averaging 86%. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remain below breakeven due to vacancy and concession loss as well as high operating expenses. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. During the first quarter, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

31, 2016.

Series 40

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2013, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 40 reflects a net loss from Operating Partnerships of $(488,380) and $(273,233), respectively, which includes depreciation and amortization of $655,177 and $689,848, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2012 and through the first three quarters of 2013. As of September 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the third quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $130,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $936,000. As of September 30, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $113,900 and $111,000, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of September 30, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property through the third quarter of 2013 was 69%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for August 2013 was 22.1% compared to 9.0% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2013 approximately 65% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family homes. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $25,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued into the third quarter of 2013.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In recent years the Operating Partnership has experienced significant negative operations. Through the third quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($350,000)(unaudited) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

As noted above, as of September 30, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matured on June 30, 2013. As of September 30, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $224,900 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of October 11, 2013, the lender has not issued a formal default notice despite the existence of numerous defaults. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $119,846 is equivalent to recapture and interest of $45 per 1,000 BACs.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to a decline in occupancy, insufficient rental rates, and high debt service. The decline in occupancy was due to a number of deaths and residents moving to assisted living facilities. Physical occupancy is 96% as of September 2013. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market. Through the third quarter of 2013, the property is operating at breakeven. The operating general partner is exploring refinancing options but is finding it difficult to attract lenders due to the size of the first permanent mortgage. The operating general partner's current plan is to package a portfolio of refinancing to obtain the best terms. The real estate taxes, mortgage, and insurance are all current as of September 2013. The low income housing tax credit compliance period expires on December 31, 2016.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. During the third quarter of 2012 occupancy declined to 80% due to a fire occurring in one of the units at the property. The cause was attributed to a tenant turning on the stove and then leaving the apartment. Most of the damage sustained in the unit was due to water damage from the sprinkler system. Three additional units were also affected by water damage but have since been rented. Occupancy subsequently improved to 100% during the fourth quarter of 2012. In 2012 the property operated well, generating $23,000 of cash. As of March 31, 2013, occupancy was 92%, and the property operated below breakeven. High maintenance and utility expenses negatively impacted net operating income. Management reported that repairs from a leaking boiler and carpet replacement from fire damage contributed to the higher expenses. Utility expenses also increased as the property provided space heaters to tenants during the new boiler installation. During the second quarter of 2013, the property continued to operate below breakeven. High maintenance expenses continue to strain operations. The property expensed over $7,000 during the quarter in plumbing repairs. Plumbing repairs consisted of a repair to a leaking waste pipe and sewer leak in the basement. The property continued to operate below breakeven through the third quarter 2013. Higher than anticipated maintenance expenses resulted in the cash deficit for the quarter. The project incurred heavy unit turnover costs as well as the cost to power wash the decks. During the quarter, the investment general partner visited the property. During the visit, an area of a building was roped off with yellow caution tape. A window lentil on the third level of one of the buildings was deteriorating and was deemed structurally unsafe. Management is in the process of addressing this issue. Occupancy as of September 30, 2013 was 92%. The operating general partner continues to fund the operating deficits, even as their guarantee expired in 2006. The operating general partner still retains a $70,000 operating reserve that they want to maintain until the project comes closer to the 2016 expiration of the low income housing tax credit compliance period. Management has confirmed that the mortgage, property taxes, and insurance are current through September 30, 2013.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. The property is operating below breakeven through the third quarter of 2013 due to low occupancy and increased operating expenses. Year-to-date average occupancy at the property is 72%. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The increase in operating expenses is primarily due to an increase in the property insurance. The property was damaged by a hurricane in 2012, and as a result insurance costs increased in 2013. The investment general partner inspected the property on June 12, 2013 and found it to be in good condition. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property is operating below breakeven through the third quarter of 2013 due to low occupancy. Year-to-date average occupancy is 60%. The operating general partner has struggled with finding a manager for the property and as a result the occupancy has declined from an average of 80% in 2012. An interim manager has been hired but a suitable permanent replacement has not been found. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The interim manager continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit, family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. Maintenance expenses increased in 2012, mostly from repairs associated with the age of the property and increased unit turnover. The property averaged 94% occupancy in 2012 but turnover was high. Management increased occupancy from a low of 85% in March 2012 to 98% in May by offering rental concessions. Management has stated that market conditions are improving, although many of the new retail and redevelopment prospects do not qualify for LIHTC housing because their incomes are too high. Although maintenance expenses have been reduced through decreased turnover, concessions have continued in 2013, and Section 8 voucher rates have dropped. The property has therefore continued to operate at a deficit through the third quarter of 2013. The operating general partner is focused on reducing expenses by refinancing the permanent mortgage, which currently has an 8.2% interest rate. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 41 reflects a net loss from Operating Partnerships of $(416,668) and $(409,612), respectively, which includes depreciation and amortization of $1,116,889 and $1,107,541, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 74% in 2012 and it was 75% occupied as of September 30, 2013. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 71% as of September 30, 2013. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. However, occupancy has continued to be an issue and the property was 81% occupied as of September 30, 2013. As a result of low occupancy the property operated below breakeven through the third quarter of 2013. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 75% as of September 30, 2013. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated slightly below breakeven through the third quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2012, occupancy was 100% and the property operated above breakeven. Through the third quarter of 2013, average physical occupancy continues to be strong at 94% with operations remaining slightly above breakeven. Improved operations are due to higher occupancy and better rent collection. If occupancy levels are maintained, management is optimistic that the property will continue to operate above breakeven throughout 2013. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the third quarter of 2013, the property continued to operate above breakeven due to improved occupancy, collections, and expense control by the new management agent which took over property operations on June 1, 2013. The property was 93% occupied as of September 30, 2013, and new site management hopes to be 100% occupied by the end of the year. During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice for failing to design and construct the property in accordance with American Disabilities Act requirements. The operating general partner has entered into a consent agreement with the DOJ to make the required repairs, including fixing inaccessible routes, thresholds, door widths, and thermostat positioning, in order to avoid further penalties. A DOJ approved architect inspected the property and is preparing a repairs cost estimate, which will be completed in October 2013. The operating general partner intends to commence repairs in accordance with DOJ's required timeline. The operating general partner has continued negotiations with a potential replacement operating general partner, and the transfer may occur during the fourth quarter of 2013. The investment general partner intends to continue to work closely with new management and the current operating general partner to further improve operations and ensure that all required repairs are made. All mortgage, real estate tax, and insurance payments are current.

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $104,000 and $52,000 for Series 20 and Series 41, respectively, as of September 30, 2013.

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the third quarter of 2013 property operations were below breakeven due to increased operating expenses and low occupancy. Occupancy has decreased from 90% in 2012 to 83% at the end of the third quarter of 2013. Management stated that the local economy is still recovering and job opportunities in the area are limited, which has made it difficult to find residents. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The high operating expenses have ben driven by contract labor costs associated with deferred maintenance repairs. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, funds will be advanced to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 42

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 42 reflects a net loss from Operating Partnerships of $(156,688) and $(216,734), respectively, which includes depreciation and amortization of $888,503 and $878,519, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88%, and the property operated slightly above breakeven. As of September 30, 2013 occupancy declined further to 74%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management allowed the property to operate above breakeven through September, 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, Louisiana. Through the third quarter of 2013, the property was 87% occupied and operating slightly above breakeven. Management states that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and these people typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property's second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The investment general partner conducted a site visit on June 12, 2013, and found the property in good condition. The low income housing tax credit compliance period expires on December 31, 2016. All mortgage and tax, and insurance payments are current.

In June 2012, the investment general partners of Boston Capital Tax Credit Fund III LP - Series 19 and Series 24 and Series 42 transferred their respective interests in Jeremy Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,804,427 and cash proceeds to the investment partnerships of $18,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively. Of the total proceeds received $13,200, $4,536, and $2,264, for Series 19, Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the respective investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $5,000 was paid to BCAMLP for expenses related to the transfer, which includes third party legal costs. No proceeds were returned to cash reserves held by Series 19, Series 24 and Series 42, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded as of June 30, 2012.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the third quarter of 2013 as a result of low occupancy and high unit turnover costs. Following the termination of the site manager and maintenance man during the second quarter, occupancy dropped to a low of 73% in June 2013 due to lack of proper oversight. The property was 80% occupied as of September 30, 2013. The new site manager continues to qualify applicants and work to bring the property back to full occupancy. The property also operated below breakeven due to high unit turnover costs as contractors were hired to complete unit turns, which is not as cost effective as having the management company's staff handle the work. The property secured lower insurance premiums for the year by partnering with another local management group with a large portfolio; this should enable cost savings throughout the fiscal year. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

Series 43

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 43 reflects a net loss from Operating Partnerships of $(252,238) and $(353,223), respectively, which includes depreciation and amortization of $1,133,122 and $1,159,738, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 98% occupancy in 2012 but operated below breakeven. Through the third quarter of 2013, average occupancy increased to 93%; however, the property operated below breakeven due to increased real estate taxes. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. Operations improved to above breakeven status in 2009. Due to high bad debt and operating expenses, the property operated slightly below breakeven in 2010. Excessive receivables and accounts payable continued to impact operations as the property operated significantly below breakeven in 2011. The deficit was funded by drawing down $46,000 of operating reserves in addition to accruing another $45,000 of payables. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. Tenant receivables as of December 31, 2012, were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. Operations improved during the third quarter of 2013 as the property operated above breakeven. Total revenue exceeded budgeted projections slightly due to an increase in other revenue. Total operating expenses have fallen below budget even though maintenance expenses have trended up. The increase in year-to-date maintenance expenses is attributed to elevator and boiler repairs necessary to cure violations. Occupancy through September 30, 2013 remained at 100%. Management has stated that the New York State Housing and Community Development released new tax credit rents. Management has proposed to the operating general partner a 5% rent increase effective January 1, 2014. The operating general partner and Winn Management are currently renewing the management contract for another year. Mortgage and insurance are current through September 30, 2013. Management has confirmed that the mortgage and insurance are current, the property is tax exempt. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in January 2013. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. By December 31, 2011, the balance in the operating deficit reserve was fully depleted.

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves was advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner forecasted a deficit of approximately $85,000 - $100,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of September 30, 2013, $59,662 had been advanced from fund reserves in 2013 as a result of improved occupancy that has averaged 95% during the first three quarters of 2013 and bad debt expense averaging 2.9% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of September 30, 2013.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property continues to operate below breakeven in 2013 due to increased maintenance expenses associated with making vacant units rent ready. To remain competitive in the marketplace, management has increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. From its December 2012 low of 64%, occupancy continues to improve in 2013, averaging 92% year to date. The investment general partner intends to work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner intends to continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a ($4,400) deficit in 2012 due to a bed bug issue that caused low occupancy and increased maintenance costs related to efforts to remedy the problem. Bad debt has also been an issue as the property was only able to achieve 70% economic occupancy in 2012.  The 2012 deficits were funded by deferring required replacement reserve deposits and utilizing $7,000 of reserve funds. The investment general partner has requested a detail of the reserve activity, an aged payables report, and a summary of the costs incurred with regard to the bed bugs in 2012 and 2013.

In 2012, occupancy averaged 87% but continued to decrease through the first quarter of 2013 to an average of 81% through March 31, 2013. However, 2013 occupancy improved to 100% at the end of September 2013, and averaged 90% year-to-date. Turnovers were reduced with the resolution of the bed bug issue that caused the vacancy in two units. The investment general partner had the property secretly shopped in the first quarter of 2013, which revealed poor results with staffing and a low level of professionalism.  Subsequently, a new site manager was hired and occupancy subsequently improved. The regional manager states that collections and bad debt issues are being resolved and that no bad debt has been booked through the third quarter. The investment general partner has requested a detailed tenant aging report as accounts receivable have escalated in the third quarter of 2013. The investment general partner visited the property on September 10, 2013 to meet the property and regional managers, conduct the annual site inspection, and review files. The visit revealed that the site manager was professional and knowledgeable, improved physical appearance of the grounds over the prior year, and that tenant files were in compliance with Section 42 guidelines. The last state inspection was conducted in July, 2013 with minor findings that were addressed by the management company. They will provide a closed letter upon receipt from the State. All mortgage, taxes and insurance are current through September, 2013. The operating deficit guarantee expires July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of September 30, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 10 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 44 reflects a net loss from Operating Partnerships of $(516,630) and $(789,579), respectively, which includes depreciation and amortization of $1,178,857 and $1,128,476, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee had expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period was limited. Both parties discussed alternatives for additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner, the operating general partner continued to fund $242,489 for deficits through the December 1, 2012 mortgage bond payment; however, the deficit funding stopped before the January 1, 2013 mortgage payment. As a result, only partial mortgage bond payments were made each month during the first half of 2013 and the Operating Partnership fell $163,000 into arrears. Note that the servicing agent for the mortgage bonds sent the Operating Partnership a default notice on January 14, 2013. The default remained uncured until June 28, 2013.

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the state tax credit syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the "Letter Agreement") in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that has been hired to coordinate the HUD loan application is forecasting a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period is estimated to be $675,000 - $825,000. With the increase in interest rates during the third quarter of 2013 and the confirmation of upfront escrow requirements for repairs and deferred maintenance resulting from the capital needs assessment, the estimated funding shortfall has increased to $1,800,000. This is new capital that would need to be provided to the Operating Partnership and raised by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner's interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture that otherwise would occur in 2013. Based on the most recent forecast of the funding shortfall in late third quarter of 2013, it is very unlikely that the investment general partner and the state tax credit syndicator will be able to secure the capital commitments needed to close on the subject HUD refinancing.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy during the first three quarters of 2013 remained steady at 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first three quarters of 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner and state tax credit syndicator are unable to refinance the existing mortgage bonds before February 28, 2014, there is a high probability that the mortgage will be foreclosed. The property's real estate tax, insurance payments and bond payments were current as of September 30, 2013. The low income housing tax credit compliance period for Brookside Park Limited Partnership expires on December 31, 2019. If recapture was to occur in 2014, the Operating Partnership would lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed a site visit in January 2013. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the contractual mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. By December 31, 2011, the balance in the operating deficit reserve was fully depleted.

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Through December 31, 2012, $152,422 from fund reserves was advanced to the Operating Partnership to keep the mortgage current during 2012. For 2013, the operating general partner forecasted a deficit of approximately $85,000 - $100,000 with the agreement that the operating general would continue to charge the reduced 3% management fee. The investment general partner also decided to start 2013 again utilizing fund reserves to finance deficits and keep the mortgage current. As of September 30, 2013, $59,662 had been advanced from fund reserves in 2013 as a result of improved occupancy that has averaged 95% during the first three quarters of 2013 and bad debt expense averaging 2.9% of net rental income. If market conditions and property operations start to deteriorate at any point during 2013, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of September 30, 2013.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. Average occupancy fell significantly in recent years, averaging 62% through September 30, 2013, and 68% and 76% in 2012 and 2011, respectively, due to the continuing downward trends in the rental market and the lack of job opportunities in Memphis. Also, for a period of time in 2011 Section 8 vouchers were unavailable from the Memphis Housing Authority due to the operating general partner not being current on the real estate taxes owed by Memphis 102. In late 2011, the Housing Authority once again started to refer Section 8 voucher holders to Memphis 102. Despite management's increased advertising and marketing, as well as offers of rental concessions, occupancy remains a significant challenge for the property. Through September 30, 2013, as well as in 2012 and 2011 the property continued to operate significantly below breakeven due to: low net rental revenue resulting from low occupancy, high maintenance expenses and bad debt, as well as high real estate taxes and accompanying interest charges and penalties. Net cash flow expended by property operations totaled ($503,432) and ($204,196) in 2012 and 2011, respectively. Negative operations through September 30, 2013, and in 2012 and 2011 were primarily financed by the deferral of certain maintenance items, accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County.

During a site visit to the property in August 2011, the investment general partner noted that the management company, an affiliate of the operating general partner, lacked certain internal controls, communication, and structure to provide accurate and timely reporting. It was also noted that the weak economy and lack of job opportunities in the Memphis area continued to negatively impact occupancy. Furthermore, the operating general partner indicated that it was negotiating with City and County officials on a repayment plan for outstanding real estate taxes which have been accruing for most of Memphis 102 individual tax parcels since 2006. The estimated accrued real estate tax liability for Memphis 102 totals approximately $825,000 as of September 30, 2013.

On September 2, 2011, the mortgage lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships controlled by the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. A hearing was originally scheduled for September 21, 2011. The attorneys representing the operating general partner negotiated with the lender and obtained several continuances of the hearing. As conditions of these continuances, the lender required that Memphis 102 and the four other unrelated LIHTC partnerships meet certain requirements going forward, including: 1) providing complete information on the status of past due real estate taxes for all properties, 2) obtaining written agreements with the County and City to stay all tax sales, 3) executing and complying with repayment plans for the real estate tax liabilities with both the City and Shelby County, and 4) installing new operating and financial management controls at the management company in order to provide reporting satisfactory to the lender.

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

The Receiver was also given broad authority by the Court to sell the property through a receivership sale, which will legally leave the land use and regulatory agreement in place with all requirements under Section 42. On September 30, 2013, the Receiver signed a purchase and sale agreement (the "PSA") to sell the property for $1,173,000 with the buyer's (the "Buyer") due diligence period ending on October 21, 2013 and the sale scheduled to close on November 29, 2013. The PSA requires that the Buyer comply with the land use and regulatory agreement as well as Section 42 of the Tax Code or to indemnify the seller for any loss resulting from non-compliance. The lender has indicated that it will approve the terms of the PSA and accept a significantly reduced payment for full satisfaction of the outstanding mortgage debt to allow the sale of the property to be completed. Note that if the proposed sale closes on November 29, 2013, the Operating Partnership would not receive 1/12th of the remaining tax credits scheduled to be delivered in 2013 and none in 2014 (the estimated tax credit loss in 2013 and 2014 are $30,660 and $131,253, respectively, which are equivalent to a tax credit loss of $11 and $49 per 1,000 BACs). If the property is sold and continues to be operated according to Section 42, the Operating Partnership would not incur tax credit recapture and interest penalties as a result of the sale of the property.

Insurance payments were current as of September 30, 2013; however, mortgage payments and real estate taxes were not current as of this date. The most recent mortgage payment was made in January 2013 and the last year real estate taxes were paid in full for all the homes was prior to 2006. These two deficiencies represent undeclared defaults on the mortgage. Furthermore, in May 2013 the Receiver was notified by the Shelby County Treasurer that due to the significant delinquent real estate taxes it was going to begin the tax lien sale process for each of the 102 homes and that it had tentatively set January 6, 2014 as the tax lien sale date. The lender has indicated that it will not make protective advances to pay the delinquent real estate taxes to avoid tax lien sales of the homes. If the above referenced receivership sale does not take place and the property is sold at the tax lien sale in 2014, the estimated credit loss would be $131,253, or $49 per 1,000 BACs, and the tax credit recapture cost plus interest penalty would be $1,663,823, or $616 per 1,000 BACs. As mentioned above, the low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family development, located in West Memphis, AR. Average occupancy was not strong in recent years due to continued weakness in the local economy and the ineffectiveness of prior management (further discussed below). The property operated at slightly below breakeven through the third quarter of 2013, after operating below breakeven during 2012, and generating a small positive cash flow in 2011. The deficits to date in 2013 and in 2012 were primarily financed by increases in the accounts payable. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy through September 30, 2013 was 81%, after averaging 82% and 85% in 2012 and 2011, respectively. Occupancy has decreased in 2013 due to an increase in evictions as the new third party management company has been addressing nonpayment of full monthly rent by certain tenants (the previous affiliated management company allowed a policy of accepting partial rent payments from tenants to maintain occupancy). Consequently, due to these evictions the property has seen an increase in bad debt expense through September 30, 2013. Also, in June 2013 the new third party management company commenced a plan in coordination with the lender to address deferred maintenance in approximately ten vacant units which had not been maintained as rent ready by the previous management company. As part of this plan, the lender has agreed to fast-track the payment procedures from the Operating Partnership's replacement reserve escrow to pay invoices for the costs to make the down units rent ready. By the end of the third quarter of 2013, all ten (10) of these previously not rent ready units had been repaired and made fully rent ready for prospective tenants. Management is forecasting occupancy to increase throughout the remainder of 2013 and reach 90% by year-end. The mortgage payments, real estate taxes and insurance are current as of September 30, 2013. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 30 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 45 reflects a net loss from Operating Partnerships of $(501,869) and $(559,159), respectively, which includes depreciation and amortization of $1,457,360 and $1,415,611 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2012 and through the first three quarters of 2013. As of September 30, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the third quarter of 2013 and during 2012 and 2011, the operating general partner provided approximately $130,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy the required payment obligations of the new mortgage note and settlement agreement. From inception through September 30, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $936,000. As of September 30, 2013 the required monthly installment payments of the new mortgage note and settlement agreement have been made; however, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $113,900 and $111,000, respectively, have not been paid. Also, the operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid as the operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below).  As of September 30, 2013, no default notice has been received by the Operating Partnership from the lender.

Average occupancy at the property through the third quarter of 2013 was 69%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for August 2013 was 22.1% compared to 9.0% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2013 approximately 65% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family homes. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family homes. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $25,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued into the third quarter of 2013.

In January 2011, Baldwin Villas received a tax foreclosure notice from Oakland County regarding past due 2008 real estate taxes.  Total taxes, interest and penalties of $105,695 were due on March 31, 2011 or the County had the right to take the property through foreclosure.  On March 16, 2011, the lender made a protective advance to prevent the property from being taken through foreclosure. The protective advance was added to the principal balance in the new mortgage note and Settlement Agreement discussed above.

In recent years the Operating Partnership has experienced significant negative operations. Through the third quarter of 2013 and in 2012, the Operating Partnership reported net cash flow of approximately ($350,000)(unaudited) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner and accrual of real estate taxes. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

As noted above, as of September 30, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the new mortgage note and Settlement Agreement. Also, the operating general partner indicated that it is negotiating with the lender to extend or re-structure the new mortgage note that matured on June 30, 2013. As of September 30, 2013, the Operating Partnership remains current on its property insurance obligations. Real estate taxes for 2012 and 2011 totaling approximately $224,900 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. Also, the operating general partner is discussing a house by house sales effort that would be executed in coordination with a nonprofit affordable housing agency and the lender; all sales would be to low-income qualified homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of October 11, 2013, the lender has not issued a formal default notice despite the existence of numerous defaults. If the property is foreclosed in 2013, the estimated tax credit recapture cost and interest penalty of $34,665 is equivalent to recapture and interest of $8 per 1,000 BACs.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property in Atlanta, Georgia. Occupancy fell to a low of 89% in March 2007, as a result of crime in the surrounding neighborhood. Management responded by replacing chain link fencing with more durable hard fence, thinning shrub cover and installing alarm systems in every unit. Due to an operating general partnership transfer in June of 2008, the new operating general partner agreed to extend the operating deficit guarantee through June of 2011. The operating general partner continued to fund all deficits through the end of 2011 even though its operating deficit guarantee had expired. The operating deficits in 2009, 2010 and 2011 were ($76,000), ($132,000) and ($123,000), respectively. In early January 2012, the operating general partner informed the investment general partner that its willingness to continue to fund operating deficits for the remainder of the compliance period was limited. Both parties discussed alternatives for additional funding sources for 2012 and beyond. Although no agreement was reached between the operating general partner and the investment general partner, the operating general partner continued to fund $242,489 for deficits through the December 1, 2012 mortgage bond payment; however, the deficit funding stopped before the January 1, 2013 mortgage payment. As a result, only partial mortgage bond payments were made each month during the first half of 2013 and the Operating Partnership fell $163,000 into arrears. Note that the servicing agent for the mortgage bonds sent the Operating Partnership a default notice on January 14, 2013. The default remained uncured until June 28, 2013.

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the state tax credit syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the "Letter Agreement") in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that has been hired to coordinate the HUD loan application is forecasting a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period is estimated to be $675,000 - $825,000. With the increase in interest rates during the third quarter of 2013 and the confirmation of upfront escrow requirements for repairs and deferred maintenance resulting from the capital needs assessment, the estimated funding shortfall has increased to $1,800,000. This is new capital that would need to be provided to the Operating Partnership and raised by the state and federal tax credit investors. The investment general partner is investigating selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. This means that all or a portion of the existing investment limited partner's interest in Brookside Park Limited Partnership may need to be sold in order raise capital to avoid foreclosure and recapture that otherwise would occur in 2013. Based on the most recent forecast of the funding shortfall in late third quarter of 2013, it is very unlikely that the investment general partner and the state tax credit syndicator will be able to secure the capital commitments needed to close on the subject HUD refinancing.

Occupancy improved in 2010 averaging 94% and remained strong during 2011 and 2012 averaging 94%. Occupancy during the first three quarters of 2013 remained steady at 94%. Currently, management offers a move-in special on the two-bedroom terrace level apartments where prospective tenants will pay a reduced rent of $699 for the first six months, and the regular rate of $745 for the remainder of the year lease. Management continues to market the property by distributing fliers to local and city businesses, using on-line advertising sites, and leaving property information at the local housing authority for recent voucher recipients. Recently, the property partnered with Community Connections, a social service organization. During the fourth quarter of 2009, management implemented a surety bond as an incentive for new residents. The residents will pay a minimal amount for a surety bond as opposed to a higher amount for a security deposit. The property will receive a guarantee that the surety bond, limited to the bond cap amount, will cover all damage incurred to a unit.

The operating general partner hired a new regional director of operations in the fourth quarter of 2011 to oversee its Georgia portfolio. Though occupancy remains strong, the property continued to operate below breakeven in 2011, 2012 and the first three quarters of 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. If the investment general partner and state tax credit syndicator are unable to refinance the existing mortgage bonds before February 28, 2014, there is a high probability that the mortgage will be foreclosed. The property's real estate tax, insurance payments and bond payments were current as of September 30, 2013. The low income housing tax credit compliance period for Brookside Park Limited Partnership expires on December 31, 2019. If recapture was to occur in 2014, the Operating Partnership would lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively.

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

Series 46

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2013, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2013 and 2012, Series 46 reflects a net loss from Operating Partnerships of $(293,998) and $(265,819), respectively, which includes depreciation and amortization of $651,769 and $690,425, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs decreased significantly. Overall operating expenses decreased in 2012 and the property operated slightly above breakeven for 2012. Occupancy in 2012 averaged 98% and has continued to remain strong in 2013 averaging 98%. Operations at the property have fluctuated in 2013 due to sporadically high maintenance and administrative expenses; year to date, the property is operating below breakeven. The operating general partner submitted a plan to replace the domestic hot water tank and repair the HVAC of which a portion will be funded with an operating partner advance and a portion from the replacement reserve withdrawal. Thus far, funds have not been accessed to fund these repairs. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite occupancy averaging 99%, the property operated below breakeven in the third quarter of 2013 due to high operating expenses, expensive mortgage debt, and insufficient rental rates.  Major repairs to the parking lot, concrete curbing and improved landscaping have also led to higher maintenance expenses for the year. Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn't willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. The first mortgage lender continues to review this request; however, the process has been stalled due to the bank's concerns over the ongoing personal bankruptcy of the principal of the operating managing member. In 2011 the operating managing member hired a real estate tax consulting firm to appeal the 2011 tax assessment, via the payment under protest process. This appeal was ultimately rejected by the taxing authority and could have been appealed; however, the legal expense to go to court would have been greater than the actual cost savings. In addition, because occupancy remained strong, the state tax credit-allocating agency approved a $15 per unit per month rent increase in November 2010; unfortunately, this did not bring 2011 operations above breakeven. Despite a second $10 per unit per month rent increase, made effective May 1, 2012, and occupancy averaging 99% the property remained below breakeven through the third quarter of 2013. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of September 30, 2013.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 14, 2013		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2013	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 14, 2013	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.