Form 10-Q
period 2013-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2014-02-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2013
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

TABLE OF CONTENTS
PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three Months	31-58
Condensed Statements of Operations Nine Months	59-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-247

Item 3. Quantitative and Qualitative Disclosures About Market Risk	248

Item 4. Controls and Procedures	248

PART II OTHER INFORMATION

Item 1. Legal Proceedings	249

Item 1A. Risk Factors	249

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	249

Item 3. Defaults Upon Senior Securities	249

Item 4. Mine Safety Disclosures	249

Item 5. Other Information	249

Item 6. Exhibits	249

Signatures	250

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$12,132,469	$13,605,938

OTHER ASSETS
Cash and cash equivalents	14,255,375	10,156,227
Notes receivable	22,790	69,698
Acquisition costs, net	1,451,666	1,786,668
Other assets	382,201	838,860

	$28,244,501	$26,457,391

LIABILITIES

Accounts payable and accrued expenses	$250,275	$196,892
Accounts payable affiliates (Note C)	51,725,702	53,175,805
Capital contributions payable	664,260	1,111,008

	52,640,237	54,483,705

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,628,246 and 83,644,880 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(16,985,555)	(20,579,829)
General Partner	(7,410,181)	(7,446,485)

	(24,395,736)	(28,026,314)

	$28,244,501	$26,457,391

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	655,067	158,143
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$655,067	$158,143

LIABILITIES

Accounts payable and accrued expenses	$8,333	$20,000
Accounts payable affiliates (Note C)	1,907,665	2,027,860
Capital contributions payable	-	-

	1,915,998	2,047,860

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,864,700 and 3,865,700 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(940,070)	(1,562,568)
General Partner	(320,861)	(327,149)

	(1,260,931)	(1,889,717)

	$655,067	$158,143

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	119,871	128,750
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$122,871	$131,750

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	1,372,439	1,403,159
Capital contributions payable	-	-

	1,377,439	1,403,159

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 and 1,890,700 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(1,080,071)	(1,096,744)
General Partner	(174,497)	(174,665)

	(1,254,568)	(1,271,409)

	$122,871	$131,750

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	102,179	223,347
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$102,179	$223,347

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,880,568	2,918,338
Capital contributions payable	9,352	9,352

	2,889,920	2,927,690

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,561,400 and 2,564,400 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,540,780)	(2,458,216)
General Partner	(246,961)	(246,127)

	(2,787,741)	(2,704,343)

	$102,179	$223,347

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	119,623	172,186
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$119,623	$172,186

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,527,270	2,478,131
Capital contributions payable	-	-

	2,527,270	2,478,131

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,336,227 and 3,336,727 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,098,724)	(1,998,039)
General Partner	(308,923)	(307,906)

	(2,407,647)	(2,305,945)

	$119,623	$172,186

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	825,753	1,726,961
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	3,422

	$825,753	$1,730,383

LIABILITIES

Accounts payable and accrued expenses	$20,000	$-
Accounts payable affiliates (Note C)	-	2,468,363
Capital contributions payable	-	-

	20,000	2,468,363

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,168,878 and 2,169,878 outstanding as of December 31, 2013 and March 31, 2013, respectively.	982,993	(545,303)
General Partner	(177,240)	(192,677)

	805,753	(737,980)

	$825,753	$1,730,383

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,563,415	1,984,103
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	627,865

	$2,564,665	$2,611,968

LIABILITIES

Accounts payable and accrued expenses	$5,000	$978
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	5,000	978

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 outstanding as of December 31, 2013 and March 31, 2013.	2,791,512	2,842,324
General Partner	(231,847)	(231,334)

	2,559,665	2,610,990

	$2,564,665	$2,611,968

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,370,316	271,051
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	4,363

	$2,370,316	$275,414

LIABILITIES

Accounts payable and accrued expenses	$34,960	$7,460
Accounts payable affiliates (Note C)	-	499,347
Capital contributions payable	1,293	1,293

	36,253	508,100

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,995,200 outstanding as of December 31, 2013 and March 31, 2013.	2,650,976	109,894
General Partner	(316,913)	(342,580)

	2,334,063	(232,686)

	$2,370,316	$275,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,444,361	230,059
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	6,500	7,233

	$2,450,861	$237,292

LIABILITIES

Accounts payable and accrued expenses	$10,000	$7,500
Accounts payable affiliates (Note C)	1,399,257	1,603,517
Capital contributions payable	10,020	10,020

	1,419,277	1,621,037

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and outstanding as of December 31, 2013 and March 31, 2013.	1,227,716	(1,163,460)
General Partner	(196,132)	(220,285)

	1,031,584	(1,383,745)

	$2,450,861	$237,292

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,401,091	386,279
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	2,817	3,550

	$1,403,908	$389,829

LIABILITIES

Accounts payable and accrued expenses	$7,500	$-
Accounts payable affiliates (Note C)	1,528,045	1,577,136
Capital contributions payable	40,968	40,968

	1,576,513	1,618,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,999,738 and 4,000,238 outstanding as of December 31, 2013 and March 31, 2013, respectively.	172,869	(872,244)
General Partner	(345,474)	(356,031)

	(172,605)	(1,228,275)

	$1,403,908	$389,829

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	328,403	82,084
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$328,403	$82,084

LIABILITIES

Accounts payable and accrued expenses	$17,500	$-
Accounts payable affiliates (Note C)	3,623,316	3,508,005
Capital contributions payable	8,235	10,197

	3,649,051	3,518,202

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,991,300 and 3,991,800 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,948,795)	(3,063,110)
General Partner	(371,853)	(373,008)

	(3,320,648)	(3,436,118)

	$328,403	$82,084

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	245,990	269,758
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$246,490	$270,258

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,652,026	1,535,665
Capital contributions payable	127,396	127,396

	1,779,422	1,663,061

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and outstanding as of December 31, 2013 and March 31, 2013.	(1,290,547)	(1,151,819)
General Partner	(242,385)	(240,984)

	(1,532,932)	(1,392,803)

	$246,490	$270,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	269,079	233,992
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$294,079	$258,992

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	3,182,423	2,933,577
Capital contributions payable	66,294	66,294

	3,253,717	2,999,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,415,757 and 4,417,857 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,550,783)	(2,334,212)
General Partner	(408,855)	(406,667)

	(2,959,638)	(2,740,879)

	$294,079	$258,992

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	281,232	337,905
Notes receivable	-	46,908
Acquisition costs, net	-	-
Other assets	-	22,577

	$281,232	$407,390

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,019,737	2,815,554
Capital contributions payable	3,486	173,561

	3,023,223	2,989,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,753,198 and 4,753,698 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(2,308,208)	(2,149,545)
General Partner	(433,783)	(432,180)

	(2,741,991)	(2,581,725)

	$281,232	$407,390

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	195,185	201,600
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$195,185	$201,600

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,910,534	1,817,978
Capital contributions payable	69,154	69,154

	1,983,091	1,890,535

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of December 31, 2013 and March 31, 2013.	(1,544,247)	(1,446,266)
General Partner	(243,659)	(242,669)

	(1,787,906)	(1,688,935)

	$195,185	$201,600

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	98,311	63,811
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$98,311	$63,811

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,834,900	3,631,497
Capital contributions payable	-	-

	3,834,900	3,631,497

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,528,319 and 3,529,319 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(3,398,833)	(3,231,619)
General Partner	(337,756)	(336,067)

	(3,736,589)	(3,567,686)

	$98,311	$63,811

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	151,323	101,782
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$151,323	$101,782

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,211,401	2,055,092
Capital contributions payable	-	-

	2,211,401	2,055,092

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,298,763 and 3,300,463 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(1,757,452)	(1,651,752)
General Partner	(302,626)	(301,558)

	(2,060,078)	(1,953,310)

	$151,323	$101,782

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	437,843	1,437,216
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$437,843	$1,437,216

LIABILITIES

Accounts payable and accrued expenses	$131,912	$131,000
Accounts payable affiliates (Note C)	1,075,231	1,975,871
Capital contributions payable	-	-

	1,207,143	2,106,871

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,104,504 and 2,106,838 outstanding as of December 31, 2013 and March 31, 2013, respectively.	(582,944)	(484,295)
General Partner	(186,356)	(185,360)

	(769,300)	(669,655)

	$437,843	$1,437,216

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	308,529	287,786
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$308,529	$287,786

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,095,931	1,942,283
Capital contributions payable	138,438	138,438

	2,234,369	2,080,721

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and outstanding as of December 31, 2013 and March 31, 2013.	(1,691,018)	(1,559,442)
General Partner	(234,822)	(233,493)

	(1,925,840)	(1,792,935)

	$308,529	$287,786

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	211,991	175,521
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$211,991	$175,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,675,732	1,552,432
Capital contributions payable	-	-

	1,675,732	1,552,432

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and outstanding as of December 31, 2013 and March 31, 2013.	(1,230,819)	(1,144,857)
General Partner	(232,922)	(232,054)

	(1,463,741)	(1,376,911)

	$211,991	$175,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	130,633	142,890
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$130,633	$142,890

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,513,699	1,411,099
Capital contributions payable	-	-

	1,513,699	1,411,099

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and outstanding as of December 31, 2013 and March 31, 2013.	(1,172,793)	(1,059,085)
General Partner	(210,273)	(209,124)

	(1,383,066)	(1,268,209)

	$130,633	$142,890

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	77,334	92,145
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$77,334	$92,145

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,776,621	2,615,847
Capital contributions payable	102	102

	2,776,723	2,615,949

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and outstanding as of December 31, 2013 and March 31, 2013.	(2,447,451)	(2,273,622)
General Partner	(251,938)	(250,182)

	(2,699,389)	(2,523,804)

	$77,334	$92,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	126,925	147,099
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$128,143	$148,317

LIABILITIES

Accounts payable and accrued expenses	$1,667	$-
Accounts payable affiliates (Note C)	2,995,549	2,869,208
Capital contributions payable	100	100

	2,997,316	2,869,308

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and outstanding as of December 31, 2013 and March 31, 2013.	(2,591,312)	(2,444,612)
General Partner	(277,861)	(276,379)

	(2,869,173)	(2,720,991)

	$128,143	$148,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$109,918

OTHER ASSETS
Cash and cash equivalents	258,447	259,722
Notes receivable	22,790	22,790
Acquisition costs, net	224,772	276,642
Other assets	51,003	51,003

	$557,012	$720,075

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,009,298	1,872,773
Capital contributions payable	73,433	73,433

	2,082,731	1,946,206

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and outstanding as of December 31, 2013 and March 31, 2013.	(1,269,523)	(972,931)
General Partner	(256,196)	(253,200)

	(1,525,719)	(1,226,131)

	$557,012	$720,075

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,202,088	$1,467,908

OTHER ASSETS
Cash and cash equivalents	267,328	244,501
Notes receivable	-	-
Acquisition costs, net	217,074	267,168
Other assets	97,581	85,341

	$1,784,071	$2,064,918

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,471,533	2,241,448
Capital contributions payable	99,265	121,112

	2,570,798	2,362,560

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and outstanding as of December 31, 2013 and March 31, 2013.	(457,338)	26,856
General Partner	(329,389)	(324,498)

	(786,727)	(297,642)

	$1,784,071	$2,064,918

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$975,803	$1,079,218

OTHER ASSETS
Cash and cash equivalents	34,627	342,053
Notes receivable	-	-
Acquisition costs, net	919,090	1,131,190
Other assets	45,764	-

	$1,975,284	$2,552,461

LIABILITIES

Accounts payable and accrued expenses	$-	$21,551
Accounts payable affiliates (Note C)	1,577,246	1,352,903
Capital contributions payable	-	252,864

	1,577,246	1,627,318

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and outstanding as of December 31, 2013 and March 31, 2013.	631,506	1,153,340
General Partner	(233,468)	(228,197)

	398,038	925,143

	$1,975,284	$2,552,461

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,397,973	$4,953,547

OTHER ASSETS
Cash and cash equivalents	61,578	274,823
Notes receivable	-	-
Acquisition costs, net	57,900	71,262
Other assets	143,780	-

	$4,661,231	$5,299,632

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	1,370,832	1,141,419
Capital contributions payable	16,724	16,724

	1,387,556	1,163,143

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and outstanding as of December 31, 2013 and March 31, 2013.	3,594,600	4,448,786
General Partner	(320,925)	(312,297)

	3,273,675	4,136,489

	$4,661,231	$5,299,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2013	March 31, 2013

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,556,605	$5,995,347

OTHER ASSETS
Cash and cash equivalents	168,941	180,660
Notes receivable	-	-
Acquisition costs, net	32,830	40,406
Other assets	3,788	3,788

	$5,762,164	$6,220,201

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,114,449	927,303
Capital contributions payable	-	-

	1,114,449	927,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and outstanding as of December 31, 2013 and March 31, 2013.	4,863,981	5,502,712
General Partner	(216,266)	(209,814)

	4,647,715	5,292,898

	$5,762,164	$6,220,201

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$31,253	$4,117
Other income	59,634	142,020

	90,887	146,137

Share of income (loss) from Operating Partnerships (Note D)	4,074,927	6,000,715

Expenses
Professional fees	27,008	44,714
Fund management fee, net (Note C)	1,157,801	1,080,074
Amortization	111,667	158,450
General and administrative expenses	202,513	202,226

	1,498,989	1,485,464

NET INCOME (LOSS)	$2,666,825	$4,661,388

Net income (loss) allocated to assignees	$2,640,156	$4,614,774

Net income (loss) allocated to general partner	$26,669	$46,614

Net income (loss) per BAC	$.03	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2013	2012

Income
Interest income	$230	$142
Other income	-	1,250

	230	1,392

Share of income (loss) from Operating Partnerships (Note D)	539,000	6,402

Expenses
Professional fees	574	55
Fund management fee, net (Note C)	20,295	22,130
Amortization	-	-
General and administrative expenses	9,217	8,329

	30,086	30,514

NET INCOME (LOSS)	$509,144	$(22,720)

Net income (loss) allocated to assignees	$504,053	$(22,493)

Net income (loss) allocated to general partner	$5,091	$(227)

Net income (loss) per BAC	$.13	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2013	2012

Income
Interest income	$82	$131
Other income	-	-

	82	131

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	15,552	16,770
Amortization	-	-
General and administrative expenses	5,204	5,399

	21,330	22,169

NET INCOME (LOSS)	$(21,248)	$(22,038)

Net income (loss) allocated to assignees	$(21,036)	$(21,818)

Net income (loss) allocated to general partner	$(212)	$(220)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2013	2012

Income
Interest income	$57	$137
Other income	-	-

	57	137

Share of income (loss) from Operating Partnerships (Note D)	-	218,995

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	16,995	20,949
Amortization	-	-
General and administrative expenses	7,005	7,862

	24,574	28,811

NET INCOME (LOSS)	$(24,517)	$190,321

Net income (loss) allocated to assignees	$(24,272)	$188,418

Net income (loss) allocated to general partner	$(245)	$1,903

Net income (loss) per BAC	$(.01)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2013	2012

Income
Interest income	$63	$88
Other income	-	-

	63	88

Share of income (loss) from Operating Partnerships (Note D)	-	70,180

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	22,679	24,977
Amortization	-	-
General and administrative expenses	8,628	7,943

	31,881	32,920

NET INCOME (LOSS)	$(31,818)	$37,348

Net income (loss) allocated to assignees	$(31,500)	$36,975

Net income (loss) allocated to general partner	$(318)	$373

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2013	2012

Income
Interest income	$218	$155
Other income	-	11,048

	218	11,203

Share of income (loss) from Operating Partnerships (Note D)	-	1,540,442

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	19,092	28,661
Amortization	-	-
General and administrative expenses	6,594	6,434

	26,260	35,095

NET INCOME (LOSS)	$(26,042)	$1,516,550

Net income (loss) allocated to assignees	$(25,782)	$1,501,384

Net income (loss) allocated to general partner	$(260)	$15,166

Net income (loss) per BAC	$(.01)	$.69

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2013	2012

Income
Interest income	$1,288	$156
Other income	16	17,867

	1,304	18,023

Share of income (loss) from Operating Partnerships (Note D)	-	2,119,968

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	11,127	(7,240)
Amortization	-	-
General and administrative expenses	8,012	7,030

	19,713	(210)

NET INCOME (LOSS)	$(18,409)	$2,138,201

Net income (loss) allocated to assignees	$(18,225)	$2,116,819

Net income (loss) allocated to general partner	$(184)	$21,382

Net income (loss) per BAC	$(.01)	$.70

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2013	2012

Income
Interest income	$642	$211
Other income	-	13,358

	642	13,569

Share of income (loss) from Operating Partnerships (Note D)	471,941	1,367,856

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	46,723	34,109
Amortization	-	-
General and administrative expenses	11,177	10,512

	58,474	44,621

NET INCOME (LOSS)	$414,109	$1,336,804

Net income (loss) allocated to assignees	$409,968	$1,323,436

Net income (loss) allocated to general partner	$4,141	$13,368

Net income (loss) per BAC	$.10	$.33

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2013	2012

Income
Interest income	$512	$175
Other income	-	27,615

	512	27,790

Share of income (loss) from Operating Partnerships (Note D)	2,199,875	6,283

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	38,319	34,894
Amortization	-	16,347
General and administrative expenses	7,063	6,560

	45,956	57,801

NET INCOME (LOSS)	$2,154,431	$(23,728)

Net income (loss) allocated to assignees	$2,132,887	$(23,491)

Net income (loss) allocated to general partner	$21,544	$(237)

Net income (loss) per BAC	$.87	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2013	2012

Income
Interest income	$466	$320
Other income	85	19,840

	551	20,160

Share of income (loss) from Operating Partnerships (Note D)	889,495	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	63,612	59,972
Amortization	-	-
General and administrative expenses	9,338	8,742

	73,524	68,714

NET INCOME (LOSS)	$816,522	$(48,554)

Net income (loss) allocated to assignees	$808,357	$(48,068)

Net income (loss) allocated to general partner	$8,165	$(486)

Net income (loss) per BAC	$.20	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2013	2012

Income
Interest income	$70	$112
Other income	-	2,854

	70	2,966

Share of income (loss) from Operating Partnerships (Note D)	344,556	-

Expenses
Professional fees	1,744	24,747
Fund management fee, net (Note C)	68,008	80,651
Amortization	-	-
General and administrative expenses	9,356	9,072

	79,108	114,470

NET INCOME (LOSS)	$265,518	$(111,504)

Net income (loss) allocated to assignees	$262,863	$(110,389)

Net income (loss) allocated to general partner	$2,655	$(1,115)

Net income (loss) per BAC	$.07	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2013	2012

Income
Interest income	$174	$217
Other income	-	-

	174	217

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	859
Fund management fee, net (Note C)	38,787	27,027
Amortization	-	-
General and administrative expenses	6,899	6,821

	46,260	34,707

NET INCOME (LOSS)	$(46,086)	$(34,490)

Net income (loss) allocated to assignees	$(45,625)	$(34,145)

Net income (loss) allocated to general partner	$(461)	$(345)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2013	2012

Income
Interest income	$181	$181
Other income	15,000	-

	15,181	181

Share of income (loss) from Operating Partnerships (Note D)	15,000	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	68,868	60,127
Amortization	-	-
General and administrative expenses	9,932	9,290

	79,374	69,417

NET INCOME (LOSS)	$(49,193)	$(69,236)

Net income (loss) allocated to assignees	$(48,701)	$(68,544)

Net income (loss) allocated to general partner	$(492)	$(692)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2013	2012

Income
Interest income	$26,020	$266
Other income	3,439	10,000

	29,459	10,266

Share of income (loss) from Operating Partnerships (Note D)	3,428	1,449

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	49,722	51,972
Amortization	-	-
General and administrative expenses	9,628	8,746

	59,924	60,718

NET INCOME (LOSS)	$(27,037)	$(49,003)

Net income (loss) allocated to assignees	$(26,767)	$(48,513)

Net income (loss) allocated to general partner	$(270)	$(490)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2013	2012

Income
Interest income	$147	$172
Other income	-	2,529

	147	2,701

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	30,852	30,383
Amortization	-	-
General and administrative expenses	5,903	5,903

	37,329	36,286

NET INCOME (LOSS)	$(37,182)	$(33,585)

Net income (loss) allocated to assignees	$(36,810)	$(33,249)

Net income (loss) allocated to general partner	$(372)	$(336)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2013	2012

Income
Interest income	$24	$3
Other income	-	23,956

	24	23,959

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	742	1,646
Fund management fee, net (Note C)	61,649	50,810
Amortization	-	-
General and administrative expenses	7,246	7,326

	69,637	59,782

NET INCOME (LOSS)	$(69,613)	$(35,823)

Net income (loss) allocated to assignees	$(68,917)	$(35,465)

Net income (loss) allocated to general partner	$(696)	$(358)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2013	2012

Income
Interest income	$71	$54
Other income	28,229	-

	28,300	54

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	6,831
Fund management fee, net (Note C)	13,721	50,520
Amortization	-	-
General and administrative expenses	6,855	6,932

	21,150	64,283

NET INCOME (LOSS)	$7,150	$(64,229)

Net income (loss) allocated to assignees	$7,078	$(63,587)

Net income (loss) allocated to general partner	$72	$(642)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2013	2012

Income
Interest income	$159	$74
Other income	-	3,330

	159	3,404

Share of income (loss) from Operating Partnerships (Note D)	-	1,242,272

Expenses
Professional fees	574	18
Fund management fee, net (Note C)	23,882	(49,019)
Amortization	-	-
General and administrative expenses	5,480	5,685

	29,936	(43,316)

NET INCOME (LOSS)	$(29,777)	$1,288,992

Net income (loss) allocated to assignees	$(29,479)	$1,276,102

Net income (loss) allocated to general partner	$(298)	$12,890

Net income (loss) per BAC	$(.01)	$.61

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2013	2012

Income
Interest income	$180	$236
Other income	-	-

	180	236

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	51,216	51,216
Amortization	-	-
General and administrative expenses	5,512	5,590

	57,302	56,806

NET INCOME (LOSS)	$(57,122)	$(56,570)

Net income (loss) allocated to assignees	$(56,551)	$(56,004)

Net income (loss) allocated to general partner	$(571)	$(566)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2013	2012

Income
Interest income	$70	$76
Other income	8,000	8,220

	8,070	8,296

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	41,100	35,100
Amortization	-	-
General and administrative expenses	5,899	5,985

	47,573	41,085

NET INCOME (LOSS)	$(39,503)	$(32,789)

Net income (loss) allocated to assignees	$(39,108)	$(32,461)

Net income (loss) allocated to general partner	$(395)	$(328)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2013	2012

Income
Interest income	$79	$128
Other income	-	-

	79	128

Share of income (loss) from Operating Partnerships (Note D)	-	(28,155)

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	34,200	27,265
Amortization	-	-
General and administrative expenses	5,502	5,503

	40,276	32,768

NET INCOME (LOSS)	$(40,197)	$(60,795)

Net income (loss) allocated to assignees	$(39,795)	$(60,187)

Net income (loss) allocated to general partner	$(402)	$(608)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2013	2012

Income
Interest income	$18	$16
Other income	-	-

	18	16

Share of income (loss) from Operating Partnerships (Note D)	-	(87,711)

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	46,779	37,679
Amortization	-	-
General and administrative expenses	5,972	6,876

	53,325	44,555

NET INCOME (LOSS)	$(53,307)	$(132,250)

Net income (loss) allocated to assignees	$(52,774)	$(130,927)

Net income (loss) allocated to general partner	$(533)	$(1,323)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2013	2012

Income
Interest income	$109	$113
Other income	169	-

	278	113

Share of income (loss) from Operating Partnerships (Note D)	-	(138,757)

Expenses
Professional fees	574	18
Fund management fee, net (Note C)	57,646	54,447
Amortization	-	28,326
General and administrative expenses	7,506	8,019

	65,726	90,810

NET INCOME (LOSS)	$(65,448)	$(229,454)

Net income (loss) allocated to assignees	$(64,794)	$(227,159)

Net income (loss) allocated to general partner	$(654)	$(2,295)

Net income (loss) per BAC	$(.02)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2013	2012

Income
Interest income	$87	$188
Other income	-	-

	87	188

Share of income (loss) from Operating Partnerships (Note D)	(20,631)	22,907

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	42,271	59,678
Amortization	17,290	17,289
General and administrative expenses	7,226	7,754

	67,361	84,721

NET INCOME (LOSS)	$(87,905)	$(61,626)

Net income (loss) allocated to assignees	$(87,026)	$(61,010)

Net income (loss) allocated to general partner	$(879)	$(616)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2013	2012

Income
Interest income	$123	$165
Other income	-	-

	123	165

Share of income (loss) from Operating Partnerships (Note D)	(47,291)	(10,377)

Expenses
Professional fees	574	-
Fund management fee, net (Note C)	53,706	72,428
Amortization	16,698	16,698
General and administrative expenses	8,734	9,052

	79,712	98,178

NET INCOME (LOSS)	$(126,880)	$(108,390)

Net income (loss) allocated to assignees	$(125,611)	$(107,306)

Net income (loss) allocated to general partner	$(1,269)	$(1,084)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2013	2012

Income
Interest income	$21	$245
Other income	4,696	51

	4,717	296

Share of income (loss) from Operating Partnerships (Note D)	(41,993)	(73,244)

Expenses
Professional fees	9,200	-
Fund management fee, net (Note C)	71,175	71,175
Amortization	70,700	70,700
General and administrative expenses	5,947	6,879

	157,022	148,754

NET INCOME (LOSS)	$(194,298)	$(221,702)

Net income (loss) allocated to assignees	$(192,355)	$(219,485)

Net income (loss) allocated to general partner	$(1,943)	$(2,217)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2013	2012

Income
Interest income	$45	$190
Other income	-	51

	45	241

Share of income (loss) from Operating Partnerships (Note D)	(143,250)	(135,265)

Expenses
Professional fees	2,118	855
Fund management fee, net (Note C)	87,443	81,511
Amortization	4,454	4,454
General and administrative expenses	9,385	10,269

	103,400	97,089

NET INCOME (LOSS)	$(246,605)	$(232,113)

Net income (loss) allocated to assignees	$(244,139)	$(229,792)

Net income (loss) allocated to general partner	$(2,466)	$(2,321)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2013	2012

Income
Interest income	$117	$166
Other income	-	51

	117	217

Share of income (loss) from Operating Partnerships (Note D)	(135,203)	(122,530)

Expenses
Professional fees	576	9,685
Fund management fee, net (Note C)	62,382	51,882
Amortization	2,525	4,636
General and administrative expenses	7,293	7,713

	72,776	73,916

NET INCOME (LOSS)	$(207,862)	$(196,229)

Net income (loss) allocated to assignees	$(205,783)	$(194,267)

Net income (loss) allocated to general partner	$(2,079)	$(1,962)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2013	2012

Income
Interest income	$40,846	$96,717
Other income	630,736	664,465

	671,582	761,182

Share of income (loss) from Operating Partnerships (Note D)	7,393,379	6,629,917

Expenses
Professional fees	616,713	712,907
Fund management fee, net (Note C)	3,069,602	3,327,441
Amortization	335,002	475,355
General and administrative expenses	413,066	431,153

	4,434,383	4,946,856

NET INCOME (LOSS)	$3,630,578	$2,444,243

Net income (loss) allocated to assignees	$3,594,274	$2,419,802

Net income (loss) allocated to general partner	$36,304	$24,441

Net income (loss) per BAC	$.04	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2013	2012

Income
Interest income	$470	$571
Other income	689	3,125

	1,159	3,696

Share of income (loss) from Operating Partnerships (Note D)	722,000	6,402

Expenses
Professional fees	17,139	20,535
Fund management fee, net (Note C)	59,168	72,058
Amortization	-	-
General and administrative expenses	18,066	18,703

	94,373	111,296

NET INCOME (LOSS)	$628,786	$(101,198)

Net income (loss) allocated to assignees	$622,498	$(100,186)

Net income (loss) allocated to general partner	$6,288	$(1,012)

Net income (loss) per BAC	$.16	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2013	2012

Income
Interest income	$256	$430
Other income	7,372	3,559

	7,628	3,989

Share of income (loss) from Operating Partnerships (Note D)	79,000	-

Expenses
Professional fees	13,509	16,215
Fund management fee, net (Note C)	44,604	47,259
Amortization	-	-
General and administrative expenses	11,674	12,658

	69,787	76,132

NET INCOME (LOSS)	$16,841	$(72,143)

Net income (loss) allocated to assignees	$16,673	$(71,422)

Net income (loss) allocated to general partner	$168	$(721)

Net income (loss) per BAC	$.01	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2013	2012

Income
Interest income	$262	$307
Other income	5,683	5,683

	5,945	5,990

Share of income (loss) from Operating Partnerships (Note D)	-	318,670

Expenses
Professional fees	27,274	23,277
Fund management fee, net (Note C)	47,605	86,574
Amortization	-	-
General and administrative expenses	14,464	16,782

	89,343	126,633

NET INCOME (LOSS)	$(83,398)	$198,027

Net income (loss) allocated to assignees	$(82,564)	$196,047

Net income (loss) allocated to general partner	$(834)	$1,980

Net income (loss) per BAC	$(.03)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2013	2012

Income
Interest income	$213	$240
Other income	-	68,066

	213	68,306

Share of income (loss) from Operating Partnerships (Note D)	-	82,930

Expenses
Professional fees	20,399	19,867
Fund management fee, net (Note C)	64,539	76,984
Amortization	-	-
General and administrative expenses	16,977	17,881

	101,915	114,732

NET INCOME (LOSS)	$(101,702)	$36,504

Net income (loss) allocated to assignees	$(100,685)	$36,139

Net income (loss) allocated to general partner	$(1,017)	$365

Net income (loss) per BAC	$(.03)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2013	2012

Income
Interest income	$1,055	$519
Other income	972	15,528

	2,027	16,047

Share of income (loss) from Operating Partnerships (Note D)	1,544,276	1,754,864

Expenses
Professional fees	22,764	22,505
Fund management fee, net (Note C)	(33,891)	80,009
Amortization	-	-
General and administrative expenses	13,697	14,531

	2,570	117,045

NET INCOME (LOSS)	$1,543,733	$1,653,866

Net income (loss) allocated to assignees	$1,528,296	$1,637,327

Net income (loss) allocated to general partner	$15,437	$16,539

Net income (loss) per BAC	$.70	$.75

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2013	2012

Income
Interest income	$3,376	$836
Other income	11,155	20,027

	14,531	20,863

Share of income (loss) from Operating Partnerships (Note D)	-	2,424,100

Expenses
Professional fees	19,079	20,505
Fund management fee, net (Note C)	31,019	26,855
Amortization	-	-
General and administrative expenses	15,758	16,145

	65,856	63,505

NET INCOME (LOSS)	$(51,325)	$2,381,458

Net income (loss) allocated to assignees	$(50,812)	$2,357,643

Net income (loss) allocated to general partner	$(513)	$23,815

Net income (loss) per BAC	$(.02)	$.78

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2013	2012

Income
Interest income	$1,235	$869
Other income	5,834	37,043

	7,069	37,912

Share of income (loss) from Operating Partnerships (Note D)	2,601,619	1,948,350

Expenses
Professional fees	40,074	34,850
Fund management fee, net (Note C)	(18,744)	150,276
Amortization	-	-
General and administrative expenses	20,609	21,056

	41,939	206,182

NET INCOME (LOSS)	$2,566,749	$1,780,080

Net income (loss) allocated to assignees	$2,541,082	$1,762,279

Net income (loss) allocated to general partner	$25,667	$17,801

Net income (loss) per BAC	$.64	$.44

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2013	2012

Income
Interest income	$884	$638
Other income	34,750	49,190

	35,634	49,828

Share of income (loss) from Operating Partnerships (Note D)	2,508,394	582,228

Expenses
Professional fees	19,849	19,030
Fund management fee, net (Note C)	94,683	76,868
Amortization	-	49,043
General and administrative expenses	14,167	14,195

	128,699	159,136

NET INCOME (LOSS)	$2,415,329	$472,920

Net income (loss) allocated to assignees	$2,391,176	$468,191

Net income (loss) allocated to general partner	$24,153	$4,729

Net income (loss) per BAC	$.97	$.19

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2013	2012

Income
Interest income	$1,086	$826
Other income	252,850	282,500

	253,936	283,326

Share of income (loss) from Operating Partnerships (Note D)	939,495	44,775

Expenses
Professional fees	26,614	25,715
Fund management fee, net (Note C)	93,210	114,730
Amortization	-	-
General and administrative expenses	17,937	17,775

	137,761	158,220

NET INCOME (LOSS)	$1,055,670	$169,881

Net income (loss) allocated to assignees	$1,045,113	$168,182

Net income (loss) allocated to general partner	$10,557	$1,699

Net income (loss) per BAC	$.26	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2013	2012

Income
Interest income	$192	$411
Other income	11,177	5,856

	11,369	6,267

Share of income (loss) from Operating Partnerships (Note D)	344,656	-

Expenses
Professional fees	25,426	107,330
Fund management fee, net (Note C)	196,907	201,918
Amortization	-	-
General and administrative expenses	18,222	19,282

	240,555	328,530

NET INCOME (LOSS)	$115,470	$(322,263)

Net income (loss) allocated to assignees	$114,315	$(319,040)

Net income (loss) allocated to general partner	$1,155	$(3,223)

Net income (loss) per BAC	$.03	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2013	2012

Income
Interest income	$529	$667
Other income	1,522	3,834

	2,051	4,501

Share of income (loss) from Operating Partnerships (Note D)	-	72,943

Expenses
Professional fees	20,755	21,099
Fund management fee, net (Note C)	107,473	103,628
Amortization	-	-
General and administrative expenses	13,952	15,026

	142,180	139,753

NET INCOME (LOSS)	$(140,129)	$(62,309)

Net income (loss) allocated to assignees	$(138,728)	$(61,686)

Net income (loss) allocated to general partner	$(1,401)	$(623)

Net income (loss) per BAC	$(.05)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2013	2012

Income
Interest income	$536	$451
Other income	16,232	7,598

	16,768	8,049

Share of income (loss) from Operating Partnerships (Note D)	15,000	48,230

Expenses
Professional fees	26,614	25,980
Fund management fee, net (Note C)	205,690	106,659
Amortization	-	-
General and administrative expenses	18,223	18,316

	250,527	150,955

NET INCOME (LOSS)	$(218,759)	$(94,676)

Net income (loss) allocated to assignees	$(216,571)	$(93,729)

Net income (loss) allocated to general partner	$(2,188)	$(947)

Net income (loss) per BAC	$(.05)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2013	2012

Income
Interest income	$26,457	$827
Other income	13,439	19,300

	39,896	20,127

Share of income (loss) from Operating Partnerships (Note D)	3,428	1,449

Expenses
Professional fees	18,749	19,982
Fund management fee, net (Note C)	167,000	170,091
Amortization	-	-
General and administrative expenses	17,841	19,104

	203,590	209,177

NET INCOME (LOSS)	$(160,266)	$(187,601)

Net income (loss) allocated to assignees	$(158,663)	$(185,725)

Net income (loss) allocated to general partner	$(1,603)	$(1,876)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2013	2012

Income
Interest income	$445	$526
Other income	6,686	17,249

	7,131	17,775

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,364	16,889
Fund management fee, net (Note C)	79,417	79,417
Amortization	-	-
General and administrative expenses	12,321	13,443

	106,102	109,749

NET INCOME (LOSS)	$(98,971)	$(91,974)

Net income (loss) allocated to assignees	$(97,981)	$(91,054)

Net income (loss) allocated to general partner	$(990)	$(920)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2013	2012

Income
Interest income	$57	$8
Other income	50,668	36,678

	50,725	36,686

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,759	25,487
Fund management fee, net (Note C)	184,308	196,208
Amortization	-	-
General and administrative expenses	14,561	15,537

	219,628	237,232

NET INCOME (LOSS)	$(168,903)	$(200,546)

Net income (loss) allocated to assignees	$(167,214)	$(198,541)

Net income (loss) allocated to general partner	$(1,689)	$(2,005)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2013	2012

Income
Interest income	$223	$114
Other income	33,179	69

	33,402	183

Share of income (loss) from Operating Partnerships (Note D)	-	52,500

Expenses
Professional fees	16,329	26,172
Fund management fee, net (Note C)	109,843	153,010
Amortization	-	-
General and administrative expenses	13,998	15,052

	140,170	194,234

NET INCOME (LOSS)	$(106,768)	$(141,551)

Net income (loss) allocated to assignees	$(105,700)	$(140,135)

Net income (loss) allocated to general partner	$(1,068)	$(1,416)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2013	2012

Income
Interest income	$663	$194
Other income	13,182	22,777

	13,845	22,971

Share of income (loss) from Operating Partnerships (Note D)	-	1,242,272

Expenses
Professional fees	16,967	19,366
Fund management fee, net (Note C)	84,837	22,875
Amortization	-	-
General and administrative expenses	11,686	12,662

	113,490	54,903

NET INCOME (LOSS)	$(99,645)	$1,210,340

Net income (loss) allocated to assignees	$(98,649)	$1,198,237

Net income (loss) allocated to general partner	$(996)	$12,103

Net income (loss) per BAC	$(.05)	$.57

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2013	2012

Income
Interest income	$540	$718
Other income	24,920	23,092

	25,460	23,810

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,359	14,711
Fund management fee, net (Note C)	133,259	135,130
Amortization	-	-
General and administrative expenses	11,747	12,734

	158,365	162,575

NET INCOME (LOSS)	$(132,905)	$(138,765)

Net income (loss) allocated to assignees	$(131,576)	$(137,377)

Net income (loss) allocated to general partner	$(1,329)	$(1,388)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2013	2012

Income
Interest income	$217	$258
Other income	51,871	27,497

	52,088	27,755

Share of income (loss) from Operating Partnerships (Note D)	-	(24,773)

Expenses
Professional fees	15,174	19,367
Fund management fee, net (Note C)	111,401	107,036
Amortization	-	-
General and administrative expenses	12,343	13,265

	138,918	139,668

NET INCOME (LOSS)	$(86,830)	$(136,686)

Net income (loss) allocated to assignees	$(85,962)	$(135,319)

Net income (loss) allocated to general partner	$(868)	$(1,367)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2013	2012

Income
Interest income	$233	$411
Other income	5,246	7,345

	5,479	7,756

Share of income (loss) from Operating Partnerships (Note D)	-	(113,503)

Expenses
Professional fees	14,819	16,975
Fund management fee, net (Note C)	93,900	78,677
Amortization	-	-
General and administrative expenses	11,617	12,417

	120,336	108,069

NET INCOME (LOSS)	$(114,857)	$(213,816)

Net income (loss) allocated to assignees	$(113,708)	$(211,678)

Net income (loss) allocated to general partner	$(1,149)	$(2,138)

Net income (loss) per BAC	$(.05)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2013	2012

Income
Interest income	$60	$52
Other income	225	7,580

	285	7,632

Share of income (loss) from Operating Partnerships (Note D)	-	(190,043)

Expenses
Professional fees	21,404	25,399
Fund management fee, net (Note C)	141,573	134,720
Amortization	-	-
General and administrative expenses	12,893	14,063

	175,870	174,182

NET INCOME (LOSS)	$(175,585)	$(356,593)

Net income (loss) allocated to assignees	$(173,829)	$(353,027)

Net income (loss) allocated to general partner	$(1,756)	$(3,566)

Net income (loss) per BAC	$(.07)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2013	2012

Income
Interest income	$343	$395
Other income	4,812	-

	5,155	395

Share of income (loss) from Operating Partnerships (Note D)	52,000	(357,227)

Expenses
Professional fees	29,190	26,638
Fund management fee, net (Note C)	160,281	160,684
Amortization	-	84,978
General and administrative expenses	15,866	15,961

	205,337	288,261

NET INCOME (LOSS)	$(148,182)	$(645,093)

Net income (loss) allocated to assignees	$(146,700)	$(638,642)

Net income (loss) allocated to general partner	$(1,482)	$(6,451)

Net income (loss) per BAC	$(.05)	$(.22)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2013	2012

Income
Interest income	$324	$32,597
Other income	38,021	716

	38,345	33,313

Share of income (loss) from Operating Partnerships (Note D)	(107,413)	5,769

Expenses
Professional fees	28,256	27,558
Fund management fee, net (Note C)	132,843	156,211
Amortization	51,870	51,870
General and administrative expenses	17,551	16,627

	230,520	252,266

NET INCOME (LOSS)	$(299,588)	$(213,184)

Net income (loss) allocated to assignees	$(296,592)	$(211,052)

Net income (loss) allocated to general partner	$(2,996)	$(2,132)

Net income (loss) per BAC	$(.11)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2013	2012

Income
Interest income	$367	$51,902
Other income	35,555	-

	35,922	51,902

Share of income (loss) from Operating Partnerships (Note D)	(246,350)	(153,354)

Expenses
Professional fees	29,987	29,183
Fund management fee, net (Note C)	180,747	195,878
Amortization	50,094	50,094
General and administrative expenses	17,829	17,447

	278,657	292,602

NET INCOME (LOSS)	$(489,085)	$(394,054)

Net income (loss) allocated to assignees	$(484,194)	$(390,113)

Net income (loss) allocated to general partner	$(4,891)	$(3,941)

Net income (loss) per BAC	$(.13)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2013	2012

Income
Interest income	$219	$724
Other income	4,696	51

	4,915	775

Share of income (loss) from Operating Partnerships (Note D)	(102,513)	(233,065)

Expenses
Professional fees	36,453	18,523
Fund management fee, net (Note C)	167,408	192,715
Amortization	212,100	212,100
General and administrative expenses	13,546	14,489

	429,507	437,827

NET INCOME (LOSS)	$(527,105)	$(670,117)

Net income (loss) allocated to assignees	$(521,834)	$(663,416)

Net income (loss) allocated to general partner	$(5,271)	$(6,701)

Net income (loss) per BAC	$(.19)	$(.25)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2013	2012

Income
Interest income	$257	$712
Other income	-	51

	257	763

Share of income (loss) from Operating Partnerships (Note D)	(533,952)	(497,909)

Expenses
Professional fees	38,144	37,057
Fund management fee, net (Note C)	257,770	232,860
Amortization	13,362	13,362
General and administrative expenses	19,843	19,660

	329,119	302,939

NET INCOME (LOSS)	$(862,814)	$(800,085)

Net income (loss) allocated to assignees	$(854,186)	$(792,084)

Net income (loss) allocated to general partner	$(8,628)	$(8,001)

Net income (loss) per BAC	$(.21)	$(.20)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2013	2012

Income
Interest income	$347	$514
Other income	-	51

	347	565

Share of income (loss) from Operating Partnerships (Note D)	(426,261)	(385,691)

Expenses
Professional fees	23,263	32,692
Fund management fee, net (Note C)	172,752	168,111
Amortization	7,576	13,908
General and administrative expenses	15,678	16,342

	219,269	231,053

NET INCOME (LOSS)	$(645,183)	$(616,179)

Net income (loss) allocated to assignees	$(638,731)	$(610,017)

Net income (loss) allocated to general partner	$(6,452)	$(6,162)

Net income (loss) per BAC	$(.21)	$(.20)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2013	$(20,579,829)	$(7,446,485)	$(28,026,314)

Net income (loss)	3,594,274	36,304	3,630,578

Partners' capital (deficit), December 31, 2013	$(16,985,555)	$(7,410,181)	$(24,395,736)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2013	$(1,562,568)	$(327,149)	$(1,889,717)

Net income (loss)	622,498	6,288	628,786

Partners' capital (deficit), December 31, 2013	$(940,070)	$(320,861)	$(1,260,931)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2013	$(1,096,744)	$(174,665)	$(1,271,409)

Net income (loss)	16,673	168	16,841

Partners' capital (deficit), December 31, 2013	$(1,080,071)	$(174,497)	$(1,254,568)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2013	$(2,458,216)	$(246,127)	$(2,704,343)

Net income (loss)	(82,564)	(834)	(83,398)

Partners' capital (deficit), December 31, 2013	$(2,540,780)	$(246,961)	$(2,787,741)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2013	$(1,998,039)	$(307,906)	$(2,305,945)

Net income (loss)	(100,685)	(1,017)	(101,702)

Partners' capital (deficit), December 31, 2013	$(2,098,724)	$(308,923)	$(2,407,647)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2013	$(545,303)	$(192,677)	$(737,980)

Net income (loss)	1,528,296	15,437	1,543,733

Partners' capital (deficit), December 31, 2013	$982,993	$(177,240)	$805,753

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2013	$2,842,324	$(231,334)	$2,610,990

Net income (loss)	(50,812)	(513)	(51,325)

Partners' capital (deficit), December 31, 2013	$2,791,512	$(231,847)	$2,559,665

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2013	$109,894	$(342,580)	$(232,686)

Net income (loss)	2,541,082	25,667	2,566,749

Partners' capital (deficit), December 31, 2013	$2,650,976	$(316,913)	$2,334,063

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2013	$(1,163,460)	$(220,285)	$(1,383,745)

Net income (loss)	2,391,176	24,153	2,415,329

Partners' capital (deficit), December 31, 2013	$1,227,716	$(196,132)	$1,031,584

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2013	$(872,244)	$(356,031)	$(1,228,275)

Net income (loss)	1,045,113	10,557	1,055,670

Partners' capital (deficit), December 31, 2013	$172,869	$(345,474)	$(172,605)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2013	$(3,063,110)	$(373,008)	$(3,436,118)

Net income (loss)	114,315	1,155	115,470

Partners' capital (deficit), December 31, 2013	$(2,948,795)	$(371,853)	$(3,320,648)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2013	$(1,151,819)	$(240,984)	$(1,392,803)

Net income (loss)	(138,728)	(1,401)	(140,129)

Partners' capital (deficit), December 31, 2013	$(1,290,547)	$(242,385)	$(1,532,932)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2013	$(2,334,212)	$(406,667)	$(2,740,879)

Net income (loss)	(216,571)	(2,188)	(218,759)

Partners' capital (deficit), December 31, 2013	$(2,550,783)	$(408,855)	$(2,959,638)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2013	$(2,149,545)	$(432,180)	$(2,581,725)

Net income (loss)	(158,663)	(1,603)	(160,266)

Partners' capital (deficit), December 31, 2013	$(2,308,208)	$(433,783)	$(2,741,991)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2013	$(1,446,266)	$(242,669)	$(1,688,935)

Net income (loss)	(97,981)	(990)	(98,971)

Partners' capital (deficit), December 31, 2013	$(1,544,247)	$(243,659)	$(1,787,906)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2013	$(3,231,619)	$(336,067)	$(3,567,686)

Net income (loss)	(167,214)	(1,689)	(168,903)

Partners' capital (deficit), December 31, 2013	$(3,398,833)	$(337,756)	$(3,736,589)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2013	$(1,651,752)	$(301,558)	$(1,953,310)

Net income (loss)	(105,700)	(1,068)	(106,768)

Partners' capital (deficit), December 31, 2013	$(1,757,452)	$(302,626)	$(2,060,078)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2013	$(484,295)	$(185,360)	$(669,655)

Net income (loss)	(98,649)	(996)	(99,645)

Partners' capital (deficit), December 31, 2013	$(582,944)	$(186,356)	$(769,300)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2013	$(1,559,442)	$(233,493)	$(1,792,935)

Net income (loss)	(131,576)	(1,329)	(132,905)

Partners' capital (deficit), December 31, 2013	$(1,691,018)	$(234,822)	$(1,925,840)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2013	$(1,144,857)	$(232,054)	$(1,376,911)

Net income (loss)	(85,962)	(868)	(86,830)

Partners' capital (deficit), December 31, 2013	$(1,230,819)	$(232,922)	$(1,463,741)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2013	$(1,059,085)	$(209,124)	$(1,268,209)

Net income (loss)	(113,708)	(1,149)	(114,857)

Partners' capital (deficit), December 31, 2013	$(1,172,793)	$(210,273)	$(1,383,066)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2013	$(2,273,622)	$(250,182)	$(2,523,804)

Net income (loss)	(173,829)	(1,756)	(175,585)

Partners' capital (deficit), December 31, 2013	$(2,447,451)	$(251,938)	$(2,699,389)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2013	$(2,444,612)	$(276,379)	$(2,720,991)

Net income (loss)	(146,700)	(1,482)	(148,182)

Partners' capital (deficit), December 31, 2013	$(2,591,312)	$(277,861)	$(2,869,173)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2013	$(972,931)	$(253,200)	$(1,226,131)

Net income (loss)	(296,592)	(2,996)	(299,588)

Partners' capital (deficit), December 31, 2013	$(1,269,523)	$(256,196)	$(1,525,719)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2013	$26,856	$(324,498)	$(297,642)

Net income (loss)	(484,194)	(4,891)	(489,085)

Partners' capital (deficit), December 31, 2013	$(457,338)	$(329,389)	$(786,727)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2013
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2013	$1,153,340	$(228,197)	$925,143

Net income (loss)	(521,834)	(5,271)	(527,105)

Partners' capital (deficit), December 31, 2013	$631,506	$(233,468)	$398,038

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2013	$4,448,786	$(312,297)	$4,136,489

Net income (loss)	(854,186)	(8,628)	(862,814)

Partners' capital (deficit), December 31, 2013	$3,594,600	$(320,925)	$3,273,675

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2013	$5,502,712	$(209,814)	$5,292,898

Net income (loss)	(638,731)	(6,452)	(645,183)

Partners' capital (deficit), December 31, 2013	$4,863,981	$(216,266)	$4,647,715

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2013	2012

Cash flows from operating activities:

Net income (loss)	$3,630,578	$2,444,243
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	335,002	475,355
Distributions from Operating Partnerships	55,034	161,049
Share of (income) loss from Operating Partnerships	(7,393,379)	(6,629,917)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	53,383	204,388
Decrease (Increase) in other assets	(184,807)	(111,237)
(Decrease) Increase in accounts payable affiliates	(1,450,103)	(493,127)

Net cash (used in) provided by operating activities	(4,954,292)	(3,949,246)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(374,399)	(23,196)
Proceeds from the disposition of Operating Partnerships	9,427,839	8,580,155

Net cash (used in) provided by investing activities	9,053,440	8,556,959

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,099,148	4,607,713

Cash and cash equivalents, beginning	10,156,227	7,526,780

Cash and cash equivalents, ending	$14,255,375	$12,134,493

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$69,485	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2013	2012

Cash flows from operating activities:

Net income (loss)	$628,786	$(101,198)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(722,000)	(6,402)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(11,667)	(4,900)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(120,195)	(207,549)

Net cash (used in) provided by operating activities	(225,076)	(320,049)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	722,000	6,402

Net cash (used in) provided by investing activities	722,000	6,402

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	496,924	(313,647)

Cash and cash equivalents, beginning	158,143	479,690

Cash and cash equivalents, ending	$655,067	$166,043

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2013	2012

Cash flows from operating activities:
Net income (loss)	$16,841	$(72,143)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(79,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	(10,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(30,720)	(24,690)

Net cash (used in) provided by operating activities	(87,879)	(106,833)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	79,000	-

Net cash (used in) provided by investing activities	79,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,879)	(106,833)

Cash and cash equivalents, beginning	128,750	244,322

Cash and cash equivalents, ending	$119,871	$137,489

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(83,398)	$198,027
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(318,670)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	53,000
Decrease (Increase) in other assets	-	500
(Decrease) Increase in accounts payable affiliates	(37,770)	2,786

Net cash (used in) provided by operating activities	(121,168)	(64,357)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	318,670

Net cash (used in) provided by investing activities	-	318,670

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,168)	254,313

Cash and cash equivalents, beginning	223,347	156,063

Cash and cash equivalents, ending	$102,179	$410,376

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(101,702)	$36,504
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(82,930)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	7,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	49,139	27,609

Net cash (used in) provided by operating activities	(52,563)	(11,317)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	82,930

Net cash (used in) provided by investing activities	-	82,930

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,563)	71,613

Cash and cash equivalents, beginning	172,186	114,217

Cash and cash equivalents, ending	$119,623	$185,830

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2013	2012

Cash flows from operating activities:

Net income (loss)	$1,543,733	$1,653,866
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,544,276)	(1,754,864)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	7,754
Decrease (Increase) in other assets	3,422	-
(Decrease) Increase in accounts payable affiliates	(2,468,363)	(226,411)

Net cash (used in) provided by operating activities	(2,445,484)	(319,655)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(9,999)
Proceeds from the disposition of Operating Partnerships	1,544,276	1,754,864

Net cash (used in) provided by investing activities	1,544,276	1,744,865

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(901,208)	1,425,210

Cash and cash equivalents, beginning	1,726,961	278,922

Cash and cash equivalents, ending	$825,753	$1,704,132

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(51,325)	$2,381,458
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(2,424,100)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,022	(7,942)
Decrease (Increase) in other assets	7,726	-
(Decrease) Increase in accounts payable affiliates	-	(540,435)

Net cash (used in) provided by operating activities	(39,577)	(591,019)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	618,889	2,424,100

Net cash (used in) provided by investing activities	618,889	2,424,100

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	579,312	1,833,081

Cash and cash equivalents, beginning	1,984,103	492,120

Cash and cash equivalents, ending	$2,563,415	$2,325,201

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2013	2012

Cash flows from operating activities:

Net income (loss)	$2,566,749	$1,780,080
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,601,619)	(1,948,350)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	27,500	13,914
Decrease (Increase) in other assets	4,363	3,628
(Decrease) Increase in accounts payable affiliates	(499,347)	(697,259)

Net cash (used in) provided by operating activities	(502,354)	(847,987)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(13,197)
Proceeds from the disposition of Operating Partnerships	2,601,619	1,948,350

Net cash (used in) provided by investing activities	2,601,619	1,935,153

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,099,265	1,087,166

Cash and cash equivalents, beginning	271,051	563,940

Cash and cash equivalents, ending	$2,370,316	$1,651,106

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2013	2012

Cash flows from operating activities:

Net income (loss)	$2,415,329	$472,920
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	49,043
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,508,394)	(582,228)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,500	8,257
Decrease (Increase) in other assets	733	-
(Decrease) Increase in accounts payable affiliates	(204,260)	(627,915)

Net cash (used in) provided by operating activities	(294,092)	(679,923)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	2,508,394	582,228

Net cash (used in) provided by investing activities	2,508,394	582,228

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,214,302	(97,695)

Cash and cash equivalents, beginning	230,059	312,310

Cash and cash equivalents, ending	$2,444,361	$214,615

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2013	2012

Cash flows from operating activities:

Net income (loss)	$1,055,670	$169,881
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(939,495)	(44,775)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	(5,070)
Decrease (Increase) in other assets	733	-
(Decrease) Increase in accounts payable affiliates	(49,091)	(156,099)

Net cash (used in) provided by operating activities	75,317	(36,063)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	939,495	44,775

Net cash (used in) provided by investing activities	939,495	44,775

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,014,812	8,712

Cash and cash equivalents, beginning	386,279	329,156

Cash and cash equivalents, ending	$1,401,091	$337,868

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2013	2012

Cash flows from operating activities:

Net income (loss)	$115,470	$(322,263)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(344,656)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	17,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	115,311	198,553

Net cash (used in) provided by operating activities	(96,375)	(123,710)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	342,694	-

Net cash (used in) provided by investing activities	342,694	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	246,319	(123,710)

Cash and cash equivalents, beginning	82,084	246,671

Cash and cash equivalents, ending	$328,403	$122,961

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(140,129)	$(62,309)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(72,943)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(5,700)
(Decrease) Increase in accounts payable affiliates	116,361	26,276

Net cash (used in) provided by operating activities	(23,768)	(114,676)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	72,943

Net cash (used in) provided by investing activities	-	72,943

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,768)	(41,733)

Cash and cash equivalents, beginning	269,758	304,531

Cash and cash equivalents, ending	$245,990	$262,798

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(218,759)	$(94,676)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(15,000)	(48,230)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	248,846	139,336

Net cash (used in) provided by operating activities	20,087	(3,570)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	15,000	48,230

Net cash (used in) provided by investing activities	15,000	48,230

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,087	44,660

Cash and cash equivalents, beginning	233,992	185,230

Cash and cash equivalents, ending	$269,079	$229,890

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(160,266)	$(187,601)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,428)	(1,449)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(1,449)
(Decrease) Increase in accounts payable affiliates	204,183	112,571

Net cash (used in) provided by operating activities	40,489	(77,928)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(100,590)	-
Proceeds from the disposition of Operating Partnerships	3,428	1,449

Net cash (used in) provided by investing activities	(97,162)	1,449

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,673)	(76,479)

Cash and cash equivalents, beginning	337,905	429,921

Cash and cash equivalents, ending	$281,232	$353,442

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$69,485	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(98,971)	$(91,974)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	92,556	17,556

Net cash (used in) provided by operating activities	(6,415)	(74,418)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,415)	(74,418)

Cash and cash equivalents, beginning	201,600	277,132

Cash and cash equivalents, ending	$195,185	$202,714

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(168,903)	$(200,546)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	203,403	222,764

Net cash (used in) provided by operating activities	34,500	22,218

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	34,500	22,218

Cash and cash equivalents, beginning	63,811	14,637

Cash and cash equivalents, ending	$98,311	$36,855

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(106,768)	$(141,551)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(52,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(41,800)
(Decrease) Increase in accounts payable affiliates	156,309	162,510

Net cash (used in) provided by operating activities	49,541	(73,341)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	52,500

Net cash (used in) provided by investing activities	-	52,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,541	(20,841)

Cash and cash equivalents, beginning	101,782	118,570

Cash and cash equivalents, ending	$151,323	$97,729

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(99,645)	$1,210,340
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,242,272)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	912	136,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(900,640)	70,447

Net cash (used in) provided by operating activities	(999,373)	174,515

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,242,272

Net cash (used in) provided by investing activities	-	1,242,272

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(999,373)	1,416,787

Cash and cash equivalents, beginning	1,437,216	159,780

Cash and cash equivalents, ending	$437,843	$1,576,567

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(132,905)	$(138,765)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,648	53,648

Net cash (used in) provided by operating activities	20,743	(85,117)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	20,743	(85,117)

Cash and cash equivalents, beginning	287,786	378,738

Cash and cash equivalents, ending	$308,529	$293,621

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(86,830)	$(136,686)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	5,260
Share of (income) loss from Operating Partnerships	-	24,773
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	123,300	23,300

Net cash (used in) provided by operating activities	36,470	(83,353)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,470	(83,353)

Cash and cash equivalents, beginning	175,521	224,156

Cash and cash equivalents, ending	$211,991	$140,803

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(114,857)	$(213,816)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	7,601
Share of (income) loss from Operating Partnerships	-	113,503
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,600	52,600

Net cash (used in) provided by operating activities	(12,257)	(40,112)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,257)	(40,112)

Cash and cash equivalents, beginning	142,890	182,356

Cash and cash equivalents, ending	$130,633	$142,244

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(175,585)	$(356,593)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	190,043
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	160,774	155,980

		-
Net cash (used in) provided by operating activities	(14,811)	(10,570)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,811)	(10,570)

Cash and cash equivalents, beginning	92,145	81,751

Cash and cash equivalents, ending	$77,334	$71,181

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(148,182)	$(645,093)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	84,978
Distributions from Operating Partnerships	-	2,265
Share of (income) loss from Operating Partnerships	(52,000)	357,227
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,667	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	126,341	153,551

Net cash (used in) provided by operating activities	(72,174)	(47,072)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	52,000	-

Net cash (used in) provided by investing activities	52,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,174)	(47,072)

Cash and cash equivalents, beginning	147,099	194,350

Cash and cash equivalents, ending	$126,925	$147,278

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(299,588)	$(213,184)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	51,870	51,870
Distributions from Operating Partnerships	2,505	46,454
Share of (income) loss from Operating Partnerships	107,413	(5,769)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	136,525	37,065

Net cash (used in) provided by operating activities	(1,275)	(83,564)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,275)	(83,564)

Cash and cash equivalents, beginning	259,722	341,295

Cash and cash equivalents, ending	$258,447	$257,731

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(489,085)	$(394,054)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	50,094	50,094
Distributions from Operating Partnerships	19,470	42,219
Share of (income) loss from Operating Partnerships	246,350	153,354
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(12,240)	(27,435)
(Decrease) Increase in accounts payable affiliates	230,085	205,085

Net cash (used in) provided by operating activities	44,674	29,263

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(21,847)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(21,847)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	22,827	29,263

Cash and cash equivalents, beginning	244,501	226,214

Cash and cash equivalents, ending	$267,328	$255,477

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(527,105)	$(670,117)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	212,100	212,100
Distributions from Operating Partnerships	-	12,037
Share of (income) loss from Operating Partnerships	102,513	233,065
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(21,551)	-
Decrease (Increase) in other assets	(45,764)	(33,539)
(Decrease) Increase in accounts payable affiliates	224,343	188,525

Net cash (used in) provided by operating activities	(55,464)	(57,929)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(251,962)	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	(251,962)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(307,426)	(57,929)

Cash and cash equivalents, beginning	342,053	423,458

Cash and cash equivalents, ending	$34,627	$365,529

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$902	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(862,814)	$(800,085)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	13,362	13,362
Distributions from Operating Partnerships	20,578	31,804
Share of (income) loss from Operating Partnerships	533,952	497,909
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	5,875
Decrease (Increase) in other assets	(143,780)	(5,442)
(Decrease) Increase in accounts payable affiliates	229,413	49,923

Net cash (used in) provided by operating activities	(214,289)	(206,654)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,044	442

Net cash (used in) provided by investing activities	1,044	442

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(213,245)	(206,212)

Cash and cash equivalents, beginning	274,823	462,109

Cash and cash equivalents, ending	$61,578	$255,897

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2013	2012

Cash flows from operating activities:

Net income (loss)	$(645,183)	$(616,179)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	7,576	13,908
Distributions from Operating Partnerships	12,481	13,409
Share of (income) loss from Operating Partnerships	426,261	385,691
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	187,146	87,146

Net cash (used in) provided by operating activities	(11,719)	(116,025)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,719)	(116,025)

Cash and cash equivalents, beginning	180,660	305,141

Cash and cash equivalents, ending	$168,941	$189,116

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2013
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
December 31, 2013
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2013 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2013
(Unaudited)

Amortization

Acquisition costs were originally amortized on the straight-line method over 27.5 years. During the years ended March 31, 2013 and 2012, an impairment loss of $147,078 and $1,595,113, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 4 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2013 and 2012, are as follows:

	2013	2012
Series 27	$ -	$ 245,219
Series 41	-	84,978
Series 42	121,030	51,870
Series 43	116,886	50,094
Series 44	1,343,299	1,060,499
Series 45	31,178	13,362
Series 46	7,576	13,908
	$1,619,969	$1,519,930

The annual amortization for deferred acquisition costs for the years ending December 31, 2014, 2015, 2016 and 2017 is estimated to be $446,667, $446,667, $446,667, and $111,665, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2013 and 2012, are as follows:
	2013	2012
Series 20	$ 20,361	$ 26,817
Series 21	15,552	16,770
Series 22	16,995	28,824
Series 23	22,679	27,602
Series 24	19,926	29,661
Series 25	11,877	19,760
Series 26	49,191	73,299
Series 27	48,694	56,731
Series 28	68,418	73,197
Series 29	74,877	82,851
Series 30	38,787	38,787
Series 31	82,592	83,127
Series 32	68,544	70,857
Series 33	30,852	30,852
Series 34	64,149	64,149
Series 35	50,520	50,520
Series 36	33,120	40,149
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,391	59,517
Series 42	62,175	62,175
Series 43	76,695	76,695
Series 44	71,175	71,175
Series 45	90,939	91,641
Series 46	62,382	62,382
	$1,316,411	$1,414,058

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2013 and 2012 are as follows:
	2013	2012
Series 20	$ 189,402	$ 288,000
Series 21	79,000	75,000
Series 22	90,375	99,675
Series 23	18,900	62,750
Series 24	2,540,169	321,742
Series 25	35,631	603,807
Series 26	661,918	925,250
Series 27	364,802	801,000
Series 28	258,775	381,775
Series 29	131,631	50,000
Series 30	-	98,000
Series 31	-	123,230
Series 32	1,449	100,000
Series 33	-	75,000
Series 36	1,000,000	50,000
Series 37	-	100,000
Series 38	-	100,000
Series 39	-	50,000
Series 41	52,000	25,000
Series 42	50,000	150,000
Series 43	-	25,000
Series 44	-	25,000
Series 45	50,442	225,000
Series 46	-	100,000
	$5,524,494	$4,855,229

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2013 and 2012, the Fund has limited partnership interests in 369 and 406 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2013 and 2012 are as follows:
	2013	2012
Series 20	8	11
Series 21	4	6
Series 22	9	11
Series 23	11	11
Series 24	8	13
Series 25	7	8
Series 26	24	33
Series 27	10	13
Series 28	19	21
Series 29	17	21
Series 30	16	16
Series 31	24	25
Series 32	14	15
Series 33	8	8
Series 34	13	13
Series 35	10	10
Series 36	9	10

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)
Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	20
Series 42	21	21
Series 43	23	23
Series 44	9	10
Series 45	29	30
Series 46	15	15
	369	406

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2013 and 2012, are as follows:
	2013	2012
Series 22	$ 9,352	$ 9,352
Series 26	1,293	1,293
Series 27	10,020	10,020
Series 28	40,968	40,968
Series 29	8,235	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	3,486	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	121,112
Series 44	-	254,640
Series 45	16,724	16,724
	$664,260	$1,112,784

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2013 the Fund disposed of thirty Operating Partnership. The Fund also had a partial disposition of one Operating Partnership. A summary of the dispositions by Series for December 31, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Partnership Proceeds from Disposition *	Gain on Disposition

Series 20	3	-	$722,000	$722,000
Series 21	1	-	79,000	79,000
Series 22	1	-	-	-
Series 24	2	3	1,544,276	1,544,276
Series 25	-	-	618,889	-
Series 26	1	6	2,601,619	2,601,619
Series 27	2	1	2,508,394	2,508,394
Series 28	1	-	939,495	939,495
Series 29	2	2	342,694	344,656
Series 31	1	-	15,000	15,000
Series 32	1	-	3,428	3,428
Series 41	1	-	52,000	52,000
Series 44	-	1	-	-
Series 45	1	-	1,044	1,044
Total	17	13	$9,427,839	$8,810,912

* Fund proceeds from disposition include $618,889 recorded as a receivable as of March 31, 2013, for Series 25. Proceeds from disposition does not include $1,962 which was due to a writeoff of capital contribution payable for Series 29.

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
December 31, 2013
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

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2013.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2013	2012

Revenues
Rental	$ 96,775,255	$ 102,699,880
Interest and other	2,880,833	3,106,840
	99,656,088	105,806,720

Expenses
Interest	18,485,614	20,966,227
Depreciation and amortization	28,740,657	30,518,036
Operating expenses	63,677,809	67,227,357
	110,904,080	118,711,620

NET LOSS	$(11,247,992)	$(12,904,900)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$(11,135,514)	$(12,775,850)

Net loss allocated to other Partners	$ (112,478)	$ (129,050)

* Amounts include $(9,717,981) and $(10,825,612) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2013	2012
Revenues
Rental	$ 1,613,365	$ 1,952,970
Interest and other	47,810	47,041
	1,661,175	2,000,011

Expenses
Interest	304,573	333,465
Depreciation and amortization	410,115	496,280
Operating expenses	1,237,697	1,401,086
	1,952,385	2,230,831

NET LOSS	$ (291,210)	$ (230,820)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (288,298)	$ (228,512)

Net loss allocated to other Partners	$ (2,912)	$ (2,308)

* Amounts include $(288,298) and $(228,512) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2013	2012
Revenues
Rental	$1,420,425	$ 1,484,011
Interest and other	17,811	23,048
	1,438,236	1,507,059

Expenses
Interest	391,381	455,981
Depreciation and amortization	255,973	254,424
Operating expenses	793,317	893,306
	1,440,671	1,603,711

NET LOSS	$ (2,435)	$ (96,652)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,411)	$ (95,685)

Net loss allocated to other Partners	$ (24)	$ (967)

* Amounts include $(2,411) and $(95,685) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2013	2012
Revenues
Rental	$ 1,317,171	$ 2,111,317
Interest and other	29,434	59,937
	1,346,605	2,171,254

Expenses
Interest	221,714	363,317
Depreciation and amortization	307,676	617,414
Operating expenses	1,005,560	1,461,181
	1,534,950	2,441,912

NET LOSS	$ (188,345)	$ (270,658)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (186,462)	$ (267,951)

Net loss allocated to other Partners	$ (1,883)	$ (2,707)

* Amounts include $(186,462) and $(267,951) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2013	2012
Revenues
Rental	$ 2,304,215	$ 2,593,172
Interest and other	87,030	77,654
	2,391,245	2,670,826

Expenses
Interest	378,293	421,501
Depreciation and amortization	516,305	608,589
Operating expenses	1,807,637	1,832,296
	2,702,235	2,862,386

NET LOSS	$ (310,990)	$ (191,560)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (307,879)	$ (189,643)

Net loss allocated to other Partners	$ (3,111)	$ (1,917)

* Amounts include $(307,879) and $(189,643) for 2013 and 2012, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2013	2012
Revenues
Rental	$ 1,240,112	$ 1,871,076
Interest and other	26,262	55,377
	1,266,374	1,926,453

Expenses
Interest	164,731	298,135
Depreciation and amortization	367,577	450,968
Operating expenses	891,845	1,297,640
	1,424,153	2,046,743

NET LOSS	$ (157,779)	$ (120,290)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (156,201)	$ (119,087)

Net loss allocated to other Partners	$ (1,578)	$ (1,203)

* Amounts include $(156,201) and $(119,087) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2013	2012
Revenues
Rental	$ 990,490	$ 1,552,463
Interest and other	19,601	52,012
	1,010,091	1,604,475

Expenses
Interest	161,238	290,886
Depreciation and amortization	231,048	349,887
Operating expenses	700,334	1,028,847
	1,092,620	1,669,620

NET LOSS	$ (82,529)	$ (65,145)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (81,704)	$ (64,494)

Net loss allocated to other Partners	$ (825)	$ (651)

* Amounts include $(81,704) and $(64,494) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2013	2012
Revenues
Rental	$ 3,703,623	$ 5,628,627
Interest and other	147,975	227,896
	3,851,598	5,856,523

Expenses
Interest	596,996	992,344
Depreciation and amortization	1,123,521	1,498,437
Operating expenses	2,668,090	3,998,340
	4,388,607	6,489,121

NET LOSS	$ (537,009)	$ (632,598)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (531,639)	$ (626,272)

Net loss allocated to other Partners	$ (5,370)	$ (6,326)

* Amounts include $(531,639) and $(626,272) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2013	2012
Revenues
Rental	$ 3,750,599	$ 4,114,136
Interest and other	51,588	50,301
	3,802,187	4,164,437

Expenses
Interest	794,729	972,422
Depreciation and amortization	877,750	977,529
Operating expenses	2,165,755	2,328,696
	3,838,234	4,278,647

NET LOSS	$ (36,047)	$ (114,210)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (35,687)	$ (113,068)

Net loss allocated to other Partners	$ (360)	$ (1,142)

* Amounts include $(35,687) and $(113,068) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2013	2012
Revenues
Rental	$ 5,116,918	$ 5,343,142
Interest and other	104,188	135,208
	5,221,106	5,478,350

Expenses
Interest	786,405	948,641
Depreciation and amortization	1,439,859	1,481,245
Operating expenses	3,364,407	3,467,709
	5,590,671	5,897,595

NET LOSS	$ (369,565)	$ (419,245)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (365,869)	$ (415,053)

Net loss allocated to other Partners	$ (3,696)	$ (4,192)

* Amounts include $(365,869) and $(415,053) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2013	2012
Revenues
Rental	$ 5,180,534	$ 5,644,887
Interest and other	147,493	140,649
	5,328,027	5,785,536

Expenses
Interest	904,271	1,009,213
Depreciation and amortization	1,699,327	1,903,094
Operating expenses	3,478,206	3,731,399
	6,081,804	6,643,706

NET LOSS	$ (753,777)	$ (858,170)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (746,239)	$ (849,588)

Net loss allocated to other Partners	$ (7,538)	$ (8,582)

* Amounts include $(746,239) and $(849,588) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2013	2012
Revenues
Rental	$ 3,414,053	$ 3,430,602
Interest and other	68,890	53,325
	3,482,943	3,483,927

Expenses
Interest	450,721	512,340
Depreciation and amortization	786,745	743,984
Operating expenses	2,722,588	2,697,513
	3,960,054	3,953,837

NET LOSS	$ (477,111)	$ (469,910)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (472,340)	$ (465,211)

Net loss allocated to other Partners	$ (4,771)	$ (4,699)

* Amounts include $(472,340) and $(465,211) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2013	2012
Revenues
Rental	$ 7,449,157	$ 7,651,490
Interest and other	277,703	233,215
	7,726,860	7,884,705

Expenses
Interest	1,086,482	1,237,764
Depreciation and amortization	2,183,640	2,183,998
Operating expenses	5,006,692	4,985,039
	8,276,814	8,406,801

NET LOSS	$ (549,954)	$ (522,096)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (544,454)	$ (516,875)

Net loss allocated to other Partners	$ (5,500)	$ (5,221)

* Amounts include $(544,454) and $(516,875) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2013	2012
Revenues
Rental	$ 4,360,111	$ 4,406,448
Interest and other	160,277	139,384
	4,520,388	4,545,832

Expenses
Interest	836,418	910,403
Depreciation and amortization	1,589,992	1,595,582
Operating expenses	2,940,274	2,980,118
	5,366,684	5,486,103

NET LOSS	$ (846,296)	$ (940,271)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (837,833)	$ (930,868)

Net loss allocated to other Partners	$ (8,463)	$ (9,403)

* Amounts include $(837,833) and $(930,868) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2013	2012
Revenues
Rental	$ 2,100,677	$ 2,035,789
Interest and other	92,338	82,610
	2,193,015	2,118,399

Expenses
Interest	444,559	497,574
Depreciation and amortization	667,600	657,361
Operating expenses	1,308,069	1,278,556
	2,420,228	2,433,491

NET LOSS	$ (227,213)	$ (315,092)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (224,941)	$ (311,942)

Net loss allocated to other Partners	$ (2,272)	$ (3,150)

* Amounts include $(224,941) and $(311,942) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 34
	2013	2012
Revenues
Rental	$ 4,320,147	$ 4,291,153
Interest and other	135,796	149,976
	4,455,943	4,441,129

Expenses
Interest	636,784	727,171
Depreciation and amortization	1,408,564	1,450,143
Operating expenses	2,888,848	3,034,474
	4,934,196	5,211,788

NET LOSS	$ (478,253)	$ (770,659)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (473,470)	$ (762,952)

Net loss allocated to other Partners	$ (4,783)	$ (7,707)

* Amounts include $(473,470) and $(762,952) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,

(Unaudited)

Series 35
	2013	2012
Revenues
Rental	$ 3,321,007	$ 3,415,277
Interest and other	111,336	111,676
	3,432,343	3,526,953

Expenses
Interest	601,131	688,745
Depreciation and amortization	1,065,218	1,138,282
Operating expenses	2,058,703	2,223,655
	3,725,052	4,050,682

NET LOSS	$ (292,709)	$ (523,729)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (289,782)	$ (518,492)

Net loss allocated to other Partners	$ (2,927)	$ (5,237)

* Amounts include $(289,782) and $(518,492) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2013	2012
Revenues
Rental	$ 2,226,451	$ 2,532,370
Interest and other	54,862	51,275
	2,281,313	2,583,645

Expenses
Interest	422,755	565,438
Depreciation and amortization	681,862	743,430
Operating expenses	1,486,517	1,562,686
	2,591,134	2,871,554

NET LOSS	$ (309,821)	$ (287,909)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (306,723)	$ (285,030)

Net loss allocated to other Partners	$ (3,098)	$ (2,879)

* Amounts include $(306,723) and $(285,030) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2013	2012
Revenues
Rental	$ 3,425,506	$ 3,318,593
Interest and other	89,176	89,776
	3,514,682	3,408,369

Expenses
Interest	534,400	530,200
Depreciation and amortization	1,186,940	1,198,841
Operating expenses	2,482,082	2,478,697
	4,203,422	4,207,738

NET LOSS	$ (688,740)	$ (799,369)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (681,853)	$ (791,375)

Net loss allocated to other Partners	$ (6,887)	$ (7,994)

* Amounts include $(681,853) and $(791,375) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2013	2012
Revenues
Rental	$ 2,742,355	$ 2,653,395
Interest and other	64,713	95,170
	2,807,068	2,748,565

Expenses
Interest	545,786	582,746
Depreciation and amortization	791,171	845,098
Operating expenses	1,776,638	1,774,936
	3,113,595	3,202,780

NET LOSS	$ (306,527)	$ (454,215)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (303,462)	$ (449,673)

Net loss allocated to other Partners	$ (3,065)	$ (4,542)

* Amounts include $(303,462) and $(424,900) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2013	2012
Revenues
Rental	$ 2,051,267	$ 1,917,038
Interest and other	74,127	103,481
	2,125,394	2,020,519

Expenses
Interest	381,191	379,418
Depreciation and amortization	658,304	713,451
Operating expenses	1,419,540	1,385,752
	2,459,035	2,478,621

NET LOSS	$ (333,641)	$ (458,102)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (330,305)	$ (453,521)

Net loss allocated to other Partners	$ (3,336)	$ (4,581)

* Amounts include $(330,305) and $(340,018) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2013	2012
Revenues
Rental	$ 3,077,919	$ 3,308,765
Interest and other	74,743	77,738
	3,152,662	3,386,503

Expenses
Interest	680,754	669,553
Depreciation and amortization	989,733	1,016,943
Operating expenses	2,119,148	2,138,723
	3,789,635	3,825,219

NET LOSS	$ (636,973)	$ (438,716)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (630,603)	$ (434,329)

Net loss allocated to other Partners	$ (6,370)	$ (4,387)

* Amounts include $(630,603) and $(244,286) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2013	2012
Revenues
Rental	$ 4,184,645	$ 4,172,724
Interest and other	109,707	133,413
	4,294,352	4,306,137

Expenses
Interest	875,912	935,899
Depreciation and amortization	1,676,222	1,641,881
Operating expenses	2,391,198	2,364,724
	4,943,332	4,942,504

NET LOSS	$ (648,980)	$ (636,367)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (642,490)	$ (630,003)

Net loss allocated to other Partners	$ (6,490)	$ (6,364)

* Amounts include $(642,490) and $(272,776) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2013	2012
Revenues
Rental	$ 4,642,261	$ 4,605,637
Interest and other	151,839	167,432
	4,794,100	4,773,069

Expenses
Interest	962,345	1,026,347
Depreciation and amortization	1,308,459	1,323,780
Operating expenses	2,799,018	2,708,685
	5,069,822	5,058,812

NET LOSS	$ (275,722)	$ (285,743)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (272,965)	$ (282,886)

Net loss allocated to other Partners	$ (2,757)	$ (2,857)

* Amounts include $(165,552) and $(288,655) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2013	2012
Revenues
Rental	$ 5,716,863	$ 5,517,463
Interest and other	178,429	151,927
	5,895,292	5,669,390

Expenses
Interest	1,102,099	1,104,215
Depreciation and amortization	1,712,649	1,743,561
Operating expenses	3,372,052	3,300,449
	6,186,800	6,148,225

NET LOSS	$ (291,508)	$ (478,835)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (288,593)	$ (474,047)

Net loss allocated to other Partners	$ (2,915)	$ (4,788)

* Amounts include $(42,243) and $(320,693) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2013	2012
Revenues
Rental	$ 5,846,657	$ 5,669,739
Interest and other	211,036	219,116
	6,057,693	5,888,855

Expenses
Interest	1,776,274	1,828,807
Depreciation and amortization	1,725,913	1,716,055
Operating expenses	3,431,350	3,576,873
	6,933,537	7,121,735

NET LOSS	$ (875,844)	$(1,232,880)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (867,086)	$(1,220,551)

Net loss allocated to other Partners	$ (8,758)	$ (12,329)

* Amounts include $(764,573) and $(987,486) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2013	2012
Revenues
Rental	$ 7,151,010	$ 7,417,902
Interest and other	191,009	234,461
	7,342,019	7,652,363

Expenses
Interest	1,511,863	1,685,914
Depreciation and amortization	2,080,236	2,130,427
Operating expenses	4,598,368	4,738,094
	8,190,467	8,554,435

NET LOSS	$ (848,448)	$ (902,072)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (839,964)	$ (893,051)

Net loss allocated to other Partners	$ (8,484)	$ (9,021)

* Amounts include $(304,968) and $(394,700) for 2013 and 2012, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2013
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2013	2012
Revenues
Rental	$ 4,107,717	$ 4,059,694
Interest and other	155,660	143,742
	4,263,377	4,203,436

Expenses
Interest	931,809	997,788
Depreciation and amortization	998,258	1,037,352
Operating expenses	2,763,876	2,557,883
	4,693,943	4,593,023

NET LOSS	$ (430,566)	$ (389,587)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (426,261)	$ (385,691)

Net loss allocated to other Partners	$ (4,305)	$ (3,896)

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
December 31, 2013

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2013 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2010 remain open.

NOTE G - SUBSEQUENT EVENTS

The Fund has entered into an agreement to dispose of the interest in one Operating Partnership. The estimated disposition price and other terms for the disposition of the Operating Partnership have been determined. The estimated proceeds to be received for the Operating Partnership is $100,000, the estimated gain on the sale of the Operating Partnership is $95,000, and the disposition is expected to be recognized in the fourth quarter of fiscal year 2014.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2013 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2013 were $1,316,411 and total fund management fees accrued as of December 31, 2013 were $50,350,543. During the nine months ended December 31, 2013, $5,524,494 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2013, an affiliate of the general partner of the Fund advanced a total of $1,375,159 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2013, $50,686 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2013, are as follows:

	Current
	Period	Total

Series 29	$ 6,363	$ 6,363
Series 33	-	54,660
Series 34	10,956	131,798
Series 35	4,749	4,749
Series 39	-	220,455
Series 40	10,762	357,906
Series 41	-	359,757
Series 42	-	221,615
Series 44	10,818	10,818
Series 45	7,038	7,038
	$50,686	$1,375,159

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2013.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 16 of the Operating Partnerships and 8 remain.

Prior to the quarter ended December 31, 2013, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2013, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2013, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

Prior to the quarter ended December 31, 2013, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 16 of the Operating Partnerships and 8 remain.

Prior to the quarter ended December 31, 2013, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2013, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 21 of the Operating Partnerships and 24 remain.

During the quarter ended December 31, 2013, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of December 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 6 of the Operating Partnerships and 10 remain.

During the quarter ended December 31, 2013, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of December 31, 2013. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 7 of the Operating Partnerships and 19 remain.

During the quarter ended December 31, 2013, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of December 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 5 of the Operating Partnerships and 17 remain.

During the quarter ended December 31, 2013, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of December 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2013, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2013. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 3 of the Operating Partnerships and 24 remain.

During the quarter ended December 31, 2013, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2013. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 3 of the Operating Partnerships and 14 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2013, Series 32 released $100,590 of capital contributions. Series 32 has outstanding contributions payable to 2 Operating Partnerships in the amount of $3,486 as of December 31, 2013. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2013, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2013. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended December 31, 2013, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended December 31, 2013, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2013, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2013, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2013, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2013. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2013, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,033,772 as of December 31, 2013. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2013, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2013, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2013, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2013, Series 43 released $21,847 of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of December 31, 2013. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 44 has since sold its interest in 1 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2013, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 45 has since sold its interest in 2 of the Operating Partnerships and 29 remain.

During the quarter ended December 31, 2013, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2013. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2013, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2013 and 2012, the Fund held limited partnership interests in 369 and 406 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2013, are as follows:
	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 20,361	$ 66	$ 20,295
Series 21	15,552	-	15,552
Series 22	16,995	-	16,995
Series 23	22,679	-	22,679
Series 24	19,926	834	19,092
Series 25	11,877	750	11,127
Series 26	49,191	2,468	46,723
Series 27	48,694	10,375	38,319
Series 28	68,418	4,806	63,612
Series 29	74,877	6,869	68,008
Series 30	38,787	-	38,787
Series 31	82,592	13,724	68,868
Series 32	68,544	18,822	49,722
Series 33	30,852	-	30,852
Series 34	64,149	2,500	61,649
Series 35	50,520	36,799	13,721
Series 36	33,120	9,238	23,882
Series 37	51,216	-	51,216
Series 38	41,100	-	41,100
Series 39	34,200	-	34,200
Series 40	50,004	3,225	46,779
Series 41	59,391	1,745	57,646
Series 42	62,175	19,904	42,271
Series 43	76,695	22,989	53,706
Series 44	71,175	-	71,175
Series 45	90,939	3,496	87,443
Series 46	62,382	-	62,382
	$1,316,411	$158,610	$1,157,801

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 69,207	$ 10,039	$ 59,168
Series 21	48,280	3,676	44,604
Series 22	52,605	5,000	47,605
Series 23	68,039	3,500	64,539
Series 24	71,806	105,697	(33,891)
Series 25	35,631	4,612	31,019
Series 26	162,571	181,315	(18,744)
Series 27	160,542	65,859	94,683
Series 28	209,684	116,474	93,210
Series 29	240,579	43,672	196,907
Series 30	116,361	8,888	107,473
Series 31	248,846	43,156	205,690
Series 32	205,632	38,632	167,000
Series 33	92,556	13,139	79,417
Series 34	192,447	8,139	184,308
Series 35	151,560	41,717	109,843
Series 36	99,360	14,523	84,837
Series 37	153,648	20,389	133,259
Series 38	123,300	11,899	111,401
Series 39	102,600	8,700	93,900
Series 40	150,012	8,439	141,573
Series 41	178,341	18,060	160,281
Series 42	186,525	53,682	132,843
Series 43	230,085	49,338	180,747
Series 44	213,525	46,117	167,408
Series 45	272,817	15,047	257,770
Series 46	187,146	14,394	172,752
	$4,023,705	$954,103	$3,069,602

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 20 reflects a net loss from Operating Partnerships of $(291,210) and $(230,820), respectively, which includes depreciation and amortization of $410,115 and $496,280, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the fourth quarter of 2013 due to low occupancy, high operating expenses and insufficient rental rates. Light traffic and slow unit turns have contributed to the average occupancy rate of 78% during 2013. The majority of work orders for unit turns are for new carpeting and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. Conversely, management notes that the problems of resident skips and evictions for non-payment of rent have improved. Bad debt expense declined from $35,000 in the third quarter of 2013 to $14,000 in the fourth quarter. Management has made a more concerted effort to create a strong, qualified tenant portfolio. Unfortunately, this has reduced the total applicant pool and has slowed the pace of signing new tenants. Additionally, management struggles to improve occupancy at Willow Point I because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. Management intends to reverse these rent adjustments once occupancy levels stabilize above 90%. Also, management is offering a special with one month free rent to new tenants. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues weekly communication with the operating general partner to discuss operations and occupancy concerns. The mortgage payment and insurance and real estate tax escrows are current through December 31, 2013.

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

In October 2013, the investment general partner transferred its interest in Ashbury Apartments, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $957,665 and cash proceeds to the investment partnership of $550,000. Of the total proceeds received, $11,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $539,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $539,000 as of December 31, 2013.

Series 21

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 21 reflects a net loss from Operating Partnerships of $(2,435) and $(96,652), respectively, which includes depreciation and amortization of $255,973 and $254,424, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property operated below breakeven in 2013 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continues to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable balance has decreased substantially. As of December 31, 2013, the property is 96% occupied.

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

Series 22

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 22 reflects a net loss from Operating Partnerships of $(188,345) and $(270,658), respectively, which includes depreciation and amortization of $307,676 and $617,414, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit property in Litchfild Illinios. Occupancy at the property declined throughout the year ending in December 2013 at 81% occupied. The property continued to operate below breakeven in 2013 due to insufficient rental rates and the inability to generate the necessary income to support the parking lot lease and related maintenance expenses. Most of the 27 units are at the maximum allowable rents issued by Illinois Housing Development Authority (IHDA). A new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers in 2011. Competition from this neighboring property, with superior amenities, has adversely impacted occupancy and operations at Elks Tower. The operating general partner subsidizes the deficit by accruing payments towards a parking lot lease and an annual maintenance contract owed to a related entity. The mortgage, real estate taxes, and insurance payments are current through December 31, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

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

In January 2013, the investment general partner transferred 50% of its interest in Lake City LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $610,340 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in February 2014 for the assumption of approximately $610,399 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

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

Series 23

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 23 reflects a net loss from Operating Partnerships of $(310,990) and $(191,560), respectively, which includes depreciation and amortization of $516,305 and $608,589, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. The property operated slightly below breakeven in 2011, and the property operated above breakeven in 2012. Through the fourth quarter of 2013, average occupancy increased slightly to 81% with operations trending below breakeven. Replacement reserves are underfunded and the accounts payable balance remains high. Further, over $360,000 is due from the operating general partner and affiliates for unapproved loans from the Operating Partnership. Additionally, the reporting from the operating general partner has been sporadic. The former management company was replaced on June 1, 2010, without the investment general partner's approval. There is minimal management oversight at the property as there is only one maintenance person on site on a consistent basis. The investment general partner continues to work with the management company in an attempt to better understand operating results and initiatives for the property. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Colonna Redevelopment Company.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 91% in the fourth quarter of 2013, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

Series 24

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 24 reflects a net loss from Operating Partnerships of $(157,779) and $(120,290), respectively, which includes depreciation and amortization of $367,577 and $450,968, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88% and the property operated slightly above breakeven. As of December 31, 2013 occupancy had declined to 74%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management allowed the property to operate above breakeven through December, 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 94% as of December 31, 2013. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 25

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 25 reflects a net loss from Operating Partnerships of $(82,529) and $(65,145), respectively, which includes depreciation and amortization of $231,048 and $349,887, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2013, the investment general partner transferred 50% of its interest in Rose Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,416 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in February 2014 for the assumption of approximately $185,416 of the remaining outstanding mortgage balance and anticipated cash proceeds of $0. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded. In addition, the investment general partner on behalf of the investment limited partnership entered into an agreement with the Operating Partnership for receipt of a residual payment, if any. Under the terms of the residual agreement if the property owned by the Operating Partnership is refinanced or sold, on or before December 18, 2013, and cash proceeds are paid to the Operating Partnership as a result of such refinance or sale, there will be a payment of cash proceeds distributable to the investment limited partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partnership transferred its interest.

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

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is a 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012. The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. As of March 31, 2013, occupancy increased to 100%, and remained 100% for April and May. Occupancy slipped during the month of June, to end the second quarter at 94%. Occupancy improved in September to 100%. Occupancy as of December 31, 2013 was 94%. Through June 30, 2013, the property operated at a deficit due to increased maintenance expenses. The property incurred $3,000 in exterminating expenses due to the treatment for termites in two homes. The property continued to operate at a slight deficit during the third quarter of 2013 when factoring in the funding of the required replacement reserves. Rural Development approved during the fourth quarter the withdrawal of $3,000 from the Replacement Reserve Account to reimburse operations. The property will operate slightly below breakeven through the fourth quarter as a result of the higher maintenance expenses and real estate taxes. Management conveyed that the financial statements are over accruing real estate taxes and the adjustment will be made at year end. Management has confirmed that the actual real estate taxes are within budget. Rural Development has approved the 2014 budget. The budget does not anticipate any rental increases. Rural Development approved a $25 rent increase in 2013. The mortgage, taxes and insurance were all current through December 31, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

Series 26

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 26 reflects a net loss from Operating Partnerships of $(537,009) and $(632,598), respectively, which includes depreciation and amortization of $1,123,521 and $1,498,437, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations are below breakeven due to continued low occupancy. Occupancy averaged 52% through the fourth quarter of 2013. To address the low occupancy, management continues to offer a move in concession and continues marketing the property through fliers to area businesses and through advertising in the local newspaper. The concession offered is an option to pay the security deposit, which is equal to one month's rent, in three monthly payments instead of one payment at move in. The investment general partner conducted a site visit in December 2012, which revealed significant deferred maintenance concerns. A follow up letter was sent to the operating general partner in January 2013 requesting the maintenance concerns be addressed within thirty days. The property was re-inspected on June 11, 2013, and though the specific items noted on the prior report had been addressed, the overall condition of the property remained poor. In follow-up with the operating general partner, the investment general partner suggested many property improvements including; paving the parking area, and replacing flooring, windows, roof shingles, kitchen cabinets and older appliances. The operating general partner replied in a letter dated September 10, 2013, that certain improvements will be made, while the other improvements will be budgeted for in 2014. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The operating general partner funds operating deficits by deferring affiliated management company fees. All real estate tax and insurance payments are current. There is no debt on the property that requires current payments. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. Through the fourth quarter of 2013, the property averaged 79% occupancy and operated slightly below breakeven. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team is offering a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over three months rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the locally weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items will be assessed and budgeted for repair in 2014. All mortgage, real estate tax and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership was transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and cash proceeds of $4,191, $3,428 and $1,044 which were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012. An additional gain on for the remaining 50% transfer of $4,191, $3,428 and $1,044 for Series 26, Series 32 and Series 45, respectively, was recorded as of December 31, 2013.

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

In August 2013, the operating general partner of Country Edge Apartments LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on October 1, 2013. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $776,729 and cash proceeds to the investment partnership of $475,000. Of the total proceeds received by the investment partnership, $2,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $467,750 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $467,750 as of December 31, 2013.

Series 27

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 27 reflects a net loss from Operating Partnerships of $(36,047) and $(114,210), respectively, which includes depreciation and amortization of $877,750 and $977,529, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. Winn Residential became the managing agent effective October 1, 2010. During 2012 the property operated slightly below breakeven, and the property incurred a ($1,354) cash deficit. Even though the property was fully occupied in 2012, high operating expenses resulted in the below breakeven results. Total 2012 operating expenses increased 26% over 2011 results. The insurance expense increased by $14,000 due to the operating general partner switching insurance carriers during the year and paying the premium on two equivalent policies. In 2012, tenant receivables declined slightly by $1,000 but remained high at $14,716. Account payables decreased by $33,000 but accrued expenses and accrued management fees remained high.

Through the first quarter of 2013 occupancy remained at 100%, and the property operated below breakeven. The property continued to operate at a deficit through the second quarter of 2013. Through the first and second quarter, utilities exceeded budget projections by $5,500 and the 2012 prorated audited results by $16,000. After some research by management and a review of the supply contract, it was determined that the supplier for gas and electricity had been overcharging the utility companies the amounts of the billable rates. As a result, the property had been paying the incorrect billable amounts on the invoices. The property was reimbursed $2,619 for gas and $1,929 for electric. Management has confirmed that the issue has been resolved. Through December 2013, total operating expenses were well below budgeted projections. As a result of higher revenue and lower operating expenses, the property was able to generate operating cash. Management has confirmed that the New York State Housing and Community Development issued new tax credit rents. The 2014 operating budget has not been approved by the operating general partner, but management has proposed a 5% rent increase effective March 1, 2014. The operating general partner, under the direction of their Board of Directors, has decided not to execute the standard one year renewal contract with Winn Management, rather continue on a month to month basis at this time. Management has confirmed that the mortgage and insurance are current through December 31, 2013 (the property is tax exempt) As of December 31, 2013, physical occupancy remained at 100%. The low income housing tax credit compliance period expired on December 31, 2013.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. During the fourth quarter, management had to hire the third site manager in 2013. Occupancy at Park Crest dropped to 64% in December 2013 as troubled tenants, whom previous managers had moved into the property, were evicted. Delinquent rent and evictions have a major impact on occupancy at the property. The eviction process in Arkansas cannot be reversed once initiated, so the tenant has three days to vacate the unit as a workout plan cannot be negotiated. To reduce the number of evictions, an increased emphasis has been placed on the screening process in attempt to attract higher quality tenants to the site. Traffic at the property remains strong but management has struggled to find qualified tenants that are not over income.

In January, 2014, the Qualified Contract at Park Crest Apartments expired. The property can begin the process of converting to a full market rate property over the next three years. This property must maintain compliance with the existing low income tenants for three years or until vacate, but new applicants are no longer subject to rent or income restrictions. This change will increase the applicant pool and management can approve tenants that were previously overqualified. The 77 units that are currently vacant, along with any units vacant after January 4, 2014 will be converted to market rate units. Management believes that these changes will increase occupancy through 2014 and improve operations. Total revenues increased by 4% in 2013, and the property operated above breakeven, largely due to annual optional bond redemption principal payments. All mortgage, tax and insurance payments are current through December 31, 2013. The low income housing tax credit compliance period expired on December 31, 2013.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. Despite the fact that all residents are receiving Section 8 rental assistance, the property operated below breakeven in 2012 due to insufficient rental rates, high operating expenses and high debt service. After averaging 94% occupancy in 2011, the property averaged 93% occupancy through December 2012. In 2013, the property continued to operate below breakeven due to insufficient rental rates, high operating expenses and high debt service. Management petitioned for a $7 rent increase in 2012 and 2013, but the petition was denied. High electric utility costs and maintenance expenses continued to hinder performance. The sole provider of electricity is estimated to have raised rates 72% in each of the last two years. Without an alternative provider, and because electricity is included in the rent, the property will be challenged by high electricity costs for the foreseeable future. Due to the age and design of the two buildings, whereby common kitchens and bathrooms serve multiple resident units and are heavily used, constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving one building is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The operating general partner confirmed in December that the mortgage balance was fully repaid. The real estate taxes and insurance payments are current on the property through December 31, 2013. At the close of the fourth quarter of 2013, the investment general partner had not received quarterly occupancy numbers and financial reports. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to C.R. Housing, Limited Partnership.

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

In October 2013, the investment general partner of Series 27 and Series 28, transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,190,875 and $889,495 for Series 27 and Series 28, respectively, as of December 31, 2013.

In December 2013, the investment general partner transferred its interest in Pear Village to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $472,820 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,000 as of December 31, 2013.

Series 28

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 28 reflects a net loss from Operating Partnerships of $(369,565) and $(419,245), respectively, which includes depreciation and amortization of $1,439,859 and $1,481,245, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Through the fourth quarter of 2013 property operations were below breakeven due to low occupancy. The property averaged 81% occupancy in 2013. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. Management is also working with the local Housing and Urban Development field office to obtain additional rental assistance vouchers. The operating general partner has stated that any deficits in 2013 will be funded by deferring related party management fees and, if necessary, they will advance funds to the operating partnership. The investment general partner inspected the property on June 10, 2013 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Maplewood Apartments Partnership expired on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet believes that he is in compliance with it. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than the loan being subordinate, the operating general partner was making reimbursements back to himself. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the Operating Partnership account and the return of all payments made on this loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the Operating Partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding, neither of which supports an extended legal battle for removal. Management has been unresponsive in providing regular reporting but unlike last year, management was present for the August 2013 investment general partner site inspection. Deferred maintenance items were cited, and have been addressed with management without a response back from them. Sporadic occupancy reports report the property is averaging 73% (11 out of 15 occupied) through September 2013. No reports were received for the fourth quarter. Reporting continues to be an ongoing issue and as of the last received reports, the property is operating below breakeven. The first mortgage was fully paid off as of December 31, 2010. The second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner requesting monthly reporting and updates on the maintenance and operations of the property. Despite the investment general partner's non-receipt of any quarterly reports, the operating general partner responded stating that he has been sending reports to the investment general partner and did not elaborate on property operations. The low income housing tax credit compliance period expired on December 31, 2011.

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

In October 2013, the investment general partner of Series 27 and Series 28, transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,190,875 and $889,495 for Series 27 and Series 28, respectively, as of December 31, 2013.

Series 29

As of December 31, 2013 and 2012, the average Qualified Occupancy for the Series was 99.0%. The series had a total of 17 properties at December 31, 2013, of which 16 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 29 reflects a net loss from Operating Partnerships of $(753,777) and $(858,170), respectively, which includes depreciation and amortization of $1,699,327 and $1,903,094, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2013, the operating general partner of Collins Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 4, 2013. The sales price of the property was $678,600, which included the outstanding mortgage balance of approximately $624,600 and cash proceeds to the investment partnership of $54,000. Of the total proceeds received by the investment partnership, $1,452 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $47,548 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $47,548 as of December 31, 2013. An additional gain of $1,962 was recorded on the sale as of December 31, 2013.

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

Counsel for the investment general partner took a deposition of the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. Although appellate judges in Massachusetts on average take six months to issue their ruling following a hearing, counsel for the investment general partner thought the hearing in September went very well for the plaintiffs and predicted a favorable ruling by year end 2013. This prediction turned out to be too optimistic since the judge has not issued his ruling as of January 17, 2014. Assuming an eventual favorable ruling from the appellate judge, counsel for the plaintiffs will then re-file a motion in Missouri Court to enforce the Massachusetts judgment. In September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when only two or three units become vacant. Through the fourth quarter of 2013, occupancy averaged 97% and the property was able to operate at breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven through the fourth quarter of 2013 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy averaged 82% in 2013. The majority of work orders for unit turns are for new carpeting and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. This is making turning units a challenge at the property and a major reason for the declining occupancy. As of December 31, 2013, the accounts payable balance was $250,000. Management has made a more concerted effort to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. Management continues to struggle with improving occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. Management intends on reversing these rent reductions once occupancy is stabilized at or above 90%. The constant tenant turnover has resulted in elevated maintenance and repair costs. In addition, since the property is older many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to review operations and occupancy concerns. The insurance payments are current as of December 31, 2013. The 2012 and 2013 real estate taxes are currently not paid. The unpaid taxes begin to accrue interest penalties and late fees when not paid by February 1 of the subsequent year. The operating general partner is assuming the lender will pay the outstanding taxes as a protective advance; however, conversations are ongoing between the lender and the operating general partner with no resolution as of January 17, 2014. Since the 2012 taxes were not paid prior to the August 31, 2013 payment deadline, the tax receivable was offered for sale to the public by the Hinds County Tax Collector; however, no sale was consummated. The operating general partner has informed the investment general partner that any back taxes would be paid prior to the end of the two year redemption period as permitted under Mississippi tax sale statutes. The property is financed with $4,250,000 of tax exempt bonds issued by the Mississippi Home Corporation and $275,000 of taxable bonds. The taxable bonds were paid in full during 2012. The monthly interest only payments on the tax exempt bonds are current as of December 31, 2013. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. During the fourth quarter, management had to hire their third site manager of 2013. Occupancy at Park Crest dropped to 64% in December 2013 as troubled tenants, whom previous managers had moved into the property, were evicted. Delinquent rent and evictions have a major impact on occupancy at the property. The eviction process in Arkansas cannot be reversed once initiated, so the tenant has three days to vacate the unit as a workout plan cannot be negotiated. To reduce the number of evictions, an increased emphasis has been placed on the screening process in attempt to attract higher quality tenants to the site. Traffic at the property remains strong but management has struggled to find qualified tenants that are not over income.

In January, 2014, the Qualified Contract at Park Crest Apartments expired. The property can begin the process of converting to a full market rate property over the next three years. This property must maintain compliance with the existing low income tenants for three years or until vacate, but new applicants are no longer subject to rent or income restrictions. This change will increase the applicant pool and management can approve tenants that were previously overqualified. The 77 units that are currently vacant, along with any units vacant after January 4, 2014 will be converted to market rate units. Management believes that these changes will increase occupancy through 2014 and improve operations. Total revenues increased by 4% in 2013, and the property operated above breakeven, largely due to annual optional bond redemption principal payments. All mortgage, tax and insurance payments are current through December 31, 2013. The low income housing tax credit compliance period expired on December 31, 2013.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Through the fourth quarter of 2013 operations were below breakeven due to low occupancy. Occupancy averaged only 73% for the year. Occupancy at the property has suffered since 2010 as a result of businesses closing and lack of employment in the area. A newly constructed development of single family homes located a half mile from the property has also negatively impacted occupancy. Management's marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the locally weak economy but states new companies and employment opportunities are slowly returning to the area. The investment general partner conducted a site visit on June 12, 2013, and found the property to be in good condition. The operating general partner has stated that the 2013 deficit will be funded by deferring related party management company fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Westfield Apartments Partnership expired on December 31, 2013.

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

In December 2013, the operating general partner of Lutkin Bayou Apartments, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 4, 2013. The sales price of the property was $852,474, which included the outstanding mortgage balance of approximately $762,474 and cash proceeds to the investment partnership of $90,000. Of the total proceeds received by the investment partnership, $917 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $84,083 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $84,083 as of December 31, 2013.

In December 2013, the investment general partner transferred its interest in Northway Drive, Ltd. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,189,577 and cash proceeds to the investment partnership of $222,963. Of the total proceeds received, $4,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $210,963 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $210,963 as of December 31, 2013.

Series 30

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 30 reflects a net loss from Operating Partnerships of $(477,111)and $(469,910), respectively, which includes depreciation and amortization of $786,745 and $743,984, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. The property is operating below breakeven due to low occupancy as a result of its very rural location, which has resulted in limited rental demand. Occupancy averaged 77% in 2012, and after showing some improvement in early 2013, has trended back downwards, averaging 83% for the year 2013. The recent decline in occupancy has been attributed to seasonality, the loss of large employers in the area, replacement of on site manager earlier in 2013, and eviction of tenants. Management continues to run advertisements in local media outlets and distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house.

The Operating Partnership's $300,000 Arkansas Development Finance Authority loan has been restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow is expected to improve slightly as a result of the restructuring as the new loan terms are more favorable and will reduce annual debt service. The ADFA loan was previously in default due to the Operating Partnership's inability to fund principal and interest payments because of insufficient cash flow. Modified terms include a reduction of the interest rate from 1% to 0%. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the fourth quarter of 2013 due to high turnover costs, seasonal operating expenses, and required improvements to the property. Occupancy ended December 2013 at 90% as a result of higher than anticipated turnover during the third and fourth quarters. Additionally, in October a flood caused by a toilet overflow resulted in two down units which are currently being rehabbed and anticipated to be back on line by the end of the first quarter of 2014. Since the property is out of compliance, there is no risk of recapture. Management has received approval from Maine State Housing to lift affordability restrictions on 30% and 40% units and allow those apartments to rent at 50% rents through attrition. Management anticipates this will result in additional qualified applicants at turnover. The operating general partner funds cash deficits by deferring fees owed to affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. During the fourth quarter of 2013 occupancy decreased to 83% with 5 vacant units. Management feels that decrease in occupancy is timing issue and that occupancy will pick back up during the first quarter of 2014. Traffic at the property was steady until the extremely low temperatures experienced throughout the Council Bluffs, IA in December. As the rental market in the surrounding area continues to be competitive, the property is currently offering one free month of rent with a 12 month lease or the installation of a washer and dryer, which will remain in the unit upon move-out. Management also reduced the rent on the three bedroom units from $730 to $630 with a six month lease. Management continues to work on attracting more qualified prospects, but as the property ages, this remains a challenge. Operating expenses remained stable during the fourth quarter of 2013 and management implemented a $20 per unit rental increase upon lease renewal. The property is operating below breakeven through the December of 2013 due to the 2012 and 2013 HOME Loan payments of $20,000 that was recorded in July and December. In February 2012, the HOME loan was amended to defer principal and interest payments until the fourth quarter of 2012. The amended agreement called for $9,353 payable in the fourth quarter of 2012, $10,304 on August 15, 2013, $11,250 on August 15, 2014 and the remaining principal balance of $165,111 on August 15, 2015. All Iowa Home interest payments are current through 2014 and the Iowa Finance Authority granted approval to the operating general partner to defer the Home Loan principal payments until 2014. Deficits are funded through general partner advances. The taxes, insurance, and mortgage payments are all current through December 30, 2013. The low income housing tax credit compliance period expired on December 31, 2013.

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

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. Occupancy improved significantly in 2013 and the property was 92% occupied as of December 31, 2013. Despite the improvement, the property operated below breakeven in 2013 due to high water and sewer costs that were caused by a water line leak beginning in July. Management fixed the water leak and paid the high water bill with funds from the operating cash account and the replacement reserve. As water and sewer costs remained high during the fourth quarter of 2013, management made additional repairs and is working to determine if all leaks have been addressed. During the fourth quarter, the City of Radford reimbursed the Operating Partnership for a portion of the excess water and sewer charges; however, the small reimbursement is unlikely to have a significant effect on year-end utility figures. An additional reimbursement may be received in early 2014. The investment general partner will continue to monitor expenses to ensure that all leaks have been addressed and that utility costs improve in 2014. The mortgage, tax and insurance payments are current. The tax credit compliance period for Jeffries Associates Limited Partnership ended on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

Series 31

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 31 reflects a net loss from Operating Partnerships of $(549,954) and $(522,096), respectively, which includes depreciation and amortization of $2,183,640 and $2,183,998, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 57% at the end of the fourth quarter of 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. As a result of low occupancy and higher expenses, the property operated below breakeven in the fourth quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of marketing efforts occupancy increased to 88% as of December 31, 2013 and the property operated above breakeven in the fourth quarter. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 97% as of December 31, 2013. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips in 2013. The struggle with vacancy prior to 2013 was a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures which have resulted in increased occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of increased occupancy, the property operated slightly above breakeven in the fourth quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 81% as of December 31, 2013. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the fourth quarter of 2013. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the fourth quarter of 2013 as a result of low occupancy and high utility and maintenance expenses. Occupancy dropped to 89% in April and May due to a bed bug outbreak in the first quarter. Occupancy ended December 2013 at 90%. To remediate the bed bug issue, management signed a costly pest control contract which increased maintenance expenses by $900 per month. Since there were no more cases of bed bugs in the third and fourth quarters, management has terminated the contract. The majority of the rental applicants only satisfy the 30% and 40% area median income standard rather than the targeted 60% level. Management has therefore reduced the rents in order to improve occupancy. In an effort to improve overall property performance, management hired an on-site manager in the third quarter; however, this person has already left. Management continues to search for a manager to improve property operations. All tax, insurance, and mortgage payments are current. The operating general partner is responsible for funding operating deficits, capped at $300,000, through the end of the tax credit compliance period. The operating general partner funds deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Occupancy averaged 79% in 2012 and the property operated below breakeven. According to the operating general partner, only 13 of the 16 total units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent for the three non-rental assistance units. The USDA/RD approved a 2013 rent increase of $13 per one bedroom unit and $19 per two bedroom unit. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out biannually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials offered for available units throughout the year. Despite these efforts occupancy remains low, averaging 82% year-to-date, with below breakeven operations. Another rent increase took effect on January 1, 2014, which should help the property achieve breakeven operations with only 13 units occupied. The balance sheet is weak with low operating cash and high payables. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property operated below breakeven in 2012 due to high operating expenses and a decline in occupancy during the fourth quarter.  Although occupancy improved to 90% year-to-date, the property continues to operate below breakeven. Management increased advertising in the local newspapers to increase applicant traffic and managers from affiliated properties in the area are referring qualified applicants to Pilot Point. Still, management continues to have problems finding qualified tenants for the four units without assistance, which effectively causes the property to operate below breakeven with negative cash flow. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees; real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2013.

In November 2013, the investment general partner transferred its interest in Brittney Square Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $651,868 and cash proceeds to the investment partnership of $20,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $15,000 as of December 31, 2013.

In January 2014, the investment general partner transferred its interest in Double Springs Manor II, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $263,863 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $95,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 32

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2013, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2013 and 2012, Series 32 reflects a net loss from Operating Partnerships of $(846,296) and $(940,271), respectively, which includes depreciation and amortization of $1,589,992 and $1,595,582, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged a third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company moderately improved operations; however, effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. The local economy in northern Indiana has improved only slightly in recent years, and in general it remains weak. Average occupancy was 93% in 2013 compared to 96% and 97% for 2012 and 2011, respectively. Rental rates remained flat in 2013 and are at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven in 2013 primarily due to an increase in vacancy loss as well as high maintenance and bad debt expenses. Net cash flows expended from property operations totaled ($52,402) and ($32,066) in 2012 and 2011, respectively. Negative operations have been financed by operating deficit advances from the operating general partner, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled $52,907 and $41,123 in 2012 and 2011, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of December 31, 2013.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. Tenant receivables as of December 31, 2012 were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. Operations improved during the third quarter of 2013 as the property operated above breakeven. Total revenue exceeded budget projections slightly due to an increase in other revenue. Total operating expenses have decreased below budget even though maintenance expenses have trended up. The increase in year-to-date maintenance expenses was attributed to elevator and boiler repairs necessary to cure violations. Occupancy through December 31, 2013 remained at 100%, and the property operated at breakeven for the year. Management has stated that the New York State Housing and Community Development released new tax credit rents. Management has proposed to the operating general partner a 5% rent increase effective March 1, 2014. The operating general partner, under the direction of their Board of Directors, has decided not to renew the management contract with Winn for another year. The relationship will be on a month to month basis at this time. Mortgage and insurance are current through December 31, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2015.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership was transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and cash proceeds of $4,191, $3,428 and $1,044 which were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012. An additional gain on for the remaining 50% transfer of $4,191, $3,428 and $1,044 for Series 26, Series 32 and Series 45, respectively, was recorded as of December 31, 2013.

Pearl Partners, L.P. (Colony Park Apartments) is a 192-unit property located in Pearl, Mississippi. Through 2013, the property operated above breakeven and was 94% occupied as of December 31, 2013. On March 18, 2013, the property suffered roof and vinyl siding damage caused by a severe hail and wind storm. No residents were injured or displaced, and no credit loss is anticipated. Immediate repairs were conducted to make the buildings weather-tight. The operating general partner received the first round of insurance proceeds in September 2013 and initiated major roof and siding repairs. During the fourth quarter of 2013, the insurance company approved a supplemental claim to repair additional siding and the operating general partner anticipates all work to be completed during the first quarter of 2014. The investment general partner will continue to monitor the repair process and ensure that all repairs are completed in a timely manner. The mortgage, tax and insurance payments are current as of December 31, 2013.

Series 33

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 33 reflects a net loss from Operating Partnerships of $(227,213) and $(315,092), respectively, which includes depreciation and amortization of $667,600 and $657,361, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the fourth quarter of 2013 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management recently discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired and has strengthened the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. Occupancy at the property in 2013 has been strong, averaging 94%; however, a recent decline to 85% in December is attributed to the aforementioned rise in evictions for the non-payment of rent, resident skips, and fewer move-ins due to seasonal reasons and less qualified traffic. Fifty-five (55%)of the one hundred move-outs through December were from non-payment issues. Management continues with its marketing efforts by offering $200 off the first three month's rent to attract traffic and close on leases. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month. Trade payables have increased sharply during the fourth quarter due to unit turns and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the first quarter of 2014, Merchant Court's refinancing negotiations should resume. The property's financial health will need to improve before a lender will give serious consideration to refinancing the property. All mortgage and insurance payments are current as of December 31, 2013. The 2013 real estate taxes were due November 15, 2013 and were unpaid as of January 17, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2013, the property continued to operate at a deficit through the fourth quarter of 2013 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to costly HVAC repairs. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 units with residents who do not have rental assistance. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Series 34

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 34 reflects a net loss from Operating Partnerships of $(478,253) and $(770,659), respectively, which includes depreciation and amortization of $1,408,564 and $1,450,143, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit family scattered site rehabilitation property in West Philadelphia, Pennsylvania.  In 2012 the property operated below breakeven due to high operating expenses.  Operating expenses increased approximately $6,500 from the prior year due to high maintenance costs. No reports have been received throughout 2013. The operating general partner has been unresponsive to various requests and questions from the investment general partner; specifically not addressing improvements to quarterly reporting as well as site visit follow up. According to a site inspection performed in November 2013, the property is in good condition and the tenant files are orderly. At the time of the inspection, the property was 80% occupied, which according to the property manager, is normal for the property. As of 2012 the mortgage, taxes and insurance were all current. The low income housing tax credit compliance period expires on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy increased in the fourth quarter and ended December 77% occupied with 50 vacant units. The major occupancy issues include high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. As traffic at the property remains strong, management decided to suspend all move-in specials. Management has implemented a new application process that they hope will improve the quality of tenants attracted to the property. All new tenants must have 12 months of verifiable landlord history and references. If a tenant cannot provide a landlord history, management can allow the tenant to move into the property provided that they remit a deposit equal to one month's full rent.

Management continues to focus on getting vacant units ready for occupancy but lacks the maintenance personnel required to turn all of the vacant units. Of the 50 vacant units at the property, three units are rent ready and the remaining 47 units need work completed. High trade payables and insufficient operating cash have made it difficult for management to keep existing vendors current. Management must wait for replacement reserve withdrawal approval before vendors are paid and work is completed. This has a significant impact on the timing of turning vacant units. Also impacting turnover at the property is the increased crime rate in the Jackson, MS area. There were two security related lawsuits against the property in 2012. The lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. A third lawsuit was filed in February 2013, resulting from an alleged car robbery on the property premises. The third lawsuit was settled by the Operating Partnership's insurance carrier in June 2013. Management does not expect a considerable increase in insurance premiums as result of the settlements. Management has added supplemental lighting to existing light poles and to the exterior of 14 buildings. Management has also increased the security force to three courtesy officers patrolling the property. These courtesy officers are police officers that reside at Summer Park Apartments rent free and regularly monitor the property. The additional lighting and courtesy officers have helped improve security as there has not been any substantial criminal activity reported at the property since inception of these initiatives. The property is operating above breakeven through November due to favorable debt service requirements associated with optional annual bond redemption payments. All mortgage, insurance and real estate tax payments are current as of December 31, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the fourth quarter of 2013 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management recently discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired and has strengthened the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. Occupancy at the property in 2013 has been strong, averaging 94%; however, a recent decline to 85% in December is attributed to the aforementioned rise in evictions for the non-payment of rent, resident skips, and fewer move-ins due to seasonal reasons and less qualified traffic. Fifty-five (55%)of the one hundred move-outs through December were from non-payment issues. Management continues with its marketing efforts by offering $200 off the first three month's rent to attract traffic and close on leases. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. In addition, since Georgia is a tenant-friendly state, causing the eviction process to be lengthy, management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month. Trade payables have increased sharply during the fourth quarter due to unit turns and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the first quarter of 2014, Merchant Court's refinancing negotiations should resume. The property's financial health will need to improve before a lender will give serious consideration to refinancing the property. All mortgage and insurance payments are current as of December 31, 2013. The 2013 real estate taxes were due November 15, 2013 and were unpaid as of January 17, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired a third party management company, who subsequently was able to make some modest improvements to property operations. Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. Average occupancy was 92% in 2013, compared to and 92% and 91% in 2012 and 2011, respectively.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven in 2013 as an increase in rental rates was offset by an increase in maintenance expense. Comparatively, net cash flow expended from property operations totaled ($10,586) and ($71,888) in 2012 and 2011, respectively. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes (further discussed below). Negative operations were financed through increased payables. In 2011, the property suffered from increases in real estate taxes, utilities and maintenance expenses. As a result, negative operations in 2011 were funded through advances from the operating general partner and proceeds from a loan provided by the investment general partner (further discussed below). The operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012 and projected to be at the same level in 2013. As of December 31, 2013, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

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

Real estate taxes of $46,930 are delinquent for the period of 2010 through 2012 and the property is at risk of a tax sale. The investment general partner is considering advancing funds directly to the taxing authority to avoid a tax sale. At the close of the fourth quarter of 2013, a tax sale date had not been scheduled. The operating general partner has not submitted the 2013 fourth quarter financial reports. Through December 2013, occupancy averaged 99% and the property continued to operate above breakeven. The low income housing tax credit compliance period expires on December 31, 2014.

Series 35

As of September 30, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 35 reflects a net loss from Operating Partnerships of $(292,709) and $(523,729), respectively, which includes depreciation and amortization of $1,065,218 and $1,138,282, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the fourth quarter of 2013, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong averaging 96% year-to-date. The property continues to be marketed via rental websites and print advertising. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

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

Series 36

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 36 reflects a net loss from Operating Partnerships of $(309,821) and $(287,909), respectively, which includes depreciation and amortization of $681,862 and $743,430, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The property has historically operated with low occupancy and below breakeven operations. In 2012, the property averaged 88% occupancy and operated below breakeven as high maintenance expenses drove up total operating costs. Occupancy improved slightly in 2013, averaging 92% for the year. However, the property continued to operate below breakeven. In February, management had to replace two roofs due to storm damage. The replacements were covered by insurance proceeds, net of a $10,000 deductible. Expenses are expected to stabilize in 2014 following the completion of deferred maintenance items associated with updating units. Updates include floor and carpet replacements, new lighting and new appliances. A site visit was completed in September 2013 and the property was found to be in good condition. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 37

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 37 reflects a net loss from Operating Partnerships of $(688,740) and $(799,369), respectively, which includes depreciation and amortization of $1,186,940 and $1,198,841, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Columbia Woods Townhomes has historically struggled high operating expenses, resulting in below breakeven operations for many years. Through the fourth quarter of 2013, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong averaging 96% year-to-date. The property continues to be marketed via rental websites and print advertising. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment; thus far, the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit at the property. The property was found to be in good condition and the management team appeared well qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2013, the property continued to operate at a deficit through the fourth quarter of 2013 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses also continued to be high in the fourth quarter due to costly HVAC repairs. To offset the high expenses, management implemented a $15 rent increase effective May 1, 2013 for the 11 units with residents who do not have rental assistance. The rent increase will boost gross potential rent by $1,980 annually. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund cash deficits as necessary. All mortgage, tax and insurance payments are current.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013. As of December 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during 2013, 2012 and 2011, the operating general partner provided approximately $160,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $962,500. As of December 31, 2013 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through October 2013; however, as of December 31, 2013 the monthly installment payments were two months in arrears. In addition, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $117,000 and $117,600, respectively, had not been paid as of December 31, 2013. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2013.

Average occupancy at the property in 2013 was 68%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for November 2013 was 18.8% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2013 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued during 2013.

In recent years the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($480,000,unaudited) and ($665,046, audited), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and two months unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of December 31, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2013, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2012 and 2011 totaling approximately $234,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of December 31, 2013, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $393,477 is equivalent to recapture and interest of $153 per 1,000 BACs. The 15-year low income housing tax credit compliance period with respect to Baldwin Villas expires on December 31, 2014.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses. Occupancy increased in the fourth quarter and ended December 77% occupied with 50 vacant units. The major occupancy issues include high turnover rates and the lack of qualified tenants in the Jackson area. Many applicants are either over or under qualified. Management also struggles to get applications approved due to incomplete credit and landlord history. As traffic at the property remains strong, management decided to suspend all move-in specials. Management has implemented a new application process that they hope will improve the quality of tenants attracted to the property. All new tenants must have 12 months of verifiable landlord history and references. If a tenant cannot provide a landlord history, management can allow the tenant to move into the property provided that they remit a deposit equal to one month's full rent.

Management continues to focus on getting vacant units ready for occupancy but lacks the maintenance personnel required to turn all of the vacant units. Of the 50 vacant units at the property, three units are rent ready and the remaining 47 units need work completed. High trade payables and insufficient operating cash have made it difficult for management to keep existing vendors current. Management must wait for replacement reserve withdrawal approval before vendors are paid and work is completed. This has a significant impact on the timing of turning vacant units. Also impacting turnover at the property is the increased crime rate in the Jackson, MS area. There were two security related lawsuits against the property in 2012. The lawsuits were a result of the same incident involving an armed robbery at the property and were settled by the insurance company in April of 2013. A third lawsuit was filed in February 2013, resulting from an alleged car robbery on the property premises. The third lawsuit was settled by the Operating Partnership's insurance carrier in June 2013. Management does not expect a considerable increase in insurance premiums as result of the settlements. Management has added supplemental lighting to existing light poles and to the exterior of 14 buildings. Management has also increased the security force to three courtesy officers patrolling the property. These courtesy officers are police officers that reside at Summer Park Apartments rent free and regularly monitor the property. The additional lighting and courtesy officers have helped improve security as there has not been any substantial criminal activity reported at the property since inception of these initiatives. The property is operating above breakeven through November due to favorable debt service requirements associated with optional annual bond redemption payments. All mortgage, insurance and real estate tax payments are current as of December 31, 2013. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2013, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 38 reflects a net loss from Operating Partnerships of $(306,527) and $(454,215), respectively, which includes depreciation and amortization of $791,171 and $845,098, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90% and through the fourth quarter of 2013 occupancy averaged 88%. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remained below breakeven due to vacancy and concession loss as well as high operating expenses and high debt payments. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

Series 39

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 39 reflects net loss from Operating Partnerships of $(333,641) and $(458,102), respectively, which includes depreciation and amortization of $658,304 and $713,451, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90% and through the fourth quarter of 2013 occupancy averaged 88%. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remained below breakeven due to vacancy and concession loss as well as high operating expenses and high debt payments. The operating general partner is exploring refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender has been unwilling to negotiate this penalty. During the first quarter of 2013, the investment general partner conducted a site visit inspection at the property. The property was in good condition and the management team appeared qualified to manage the property. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The low income tax credit compliance period expires on December 31, 2016.

31, 2016.

Series 40

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2013, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 40 reflects a net loss from Operating Partnerships of $(636,973) and $(438,716), respectively, which includes depreciation and amortization of $989,733 and $1,016,943, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013. As of December 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during 2013, 2012 and 2011, the operating general partner provided approximately $160,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $962,500. As of December 31, 2013 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through October 2013; however, as of December 31, 2013 the monthly installment payments were two months in arrears. In addition, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $117,000 and $117,600, respectively, had not been paid as of December 31, 2013. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2013.

Average occupancy at the property in 2013 was 68%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for November 2013 was 18.8% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2013 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued during 2013.

In recent years the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($480,000,unaudited) and ($665,046, audited), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and two months unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of December 31, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2013, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2012 and 2011 totaling approximately $234,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of December 31, 2013, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $80,600 is equivalent to recapture and interest of $30 per 1,000 BACs. The 15-year low income housing tax credit compliance period with respect to Baldwin Villas, LP expires on December 31, 2015.

Sedgwick - Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to a decline in occupancy, insufficient rental rates, and high debt service. The decline in occupancy was due to a number of deaths and residents moving to assisted living facilities. Physical occupancy is 100% as of December 2013. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market. Through the fourth quarter of 2013, the property is operating above breakeven. The operating general partner is exploring refinancing options but is finding it difficult to attract lenders due to the size of the first permanent mortgage. The operating general partner's current plan is to package a portfolio of refinancing to obtain the best terms. The real estate taxes, mortgage, and insurance are all current as of September 2013. The low income housing tax credit compliance period expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Sedgwick - Sundance Apartments, Limited Partnership subsequent to December 31, 2013.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. During the third quarter of 2012 occupancy declined to 80% due to a fire occurring in one of the units at the property. The cause was attributed to a tenant turning on the stove and then leaving the apartment. Most of the damage sustained in the unit was due to water damage from the sprinkler system. Three additional units were also affected by water damage but have since been rented. Occupancy subsequently improved to 100% during the fourth quarter of 2012. In 2012 the property operated well, generating $23,000 of cash. As of March 31, 2013, occupancy was 92%, yet the property operated below breakeven. High maintenance and utility expenses negatively impacted net operating income. Management reported that repairs from a leaking boiler and carpet replacement from fire damage contributed to the higher expenses. Utility expenses also increased as the property provided space heaters to tenants during the new boiler installation. During the second quarter of 2013, the property continued to operate below breakeven. High maintenance expenses continue to strain operations. The property expensed over $7,000 during the quarter in plumbing repairs. Plumbing repairs consisted of a repair to a leaking waste pipe and sewer leak in the basement. The property continued to operate below breakeven through the third quarter 2013 due to higher than anticipated maintenance expenses. The project incurred heavy unit turnover costs as well as the cost to power wash the decks. During the third quarter, the investment general partner visited the property. During the visit, an area of a building was roped off with yellow caution tape. A window lentil on the third level of one of the buildings was deteriorating and was deemed structurally unsafe. Management stated that lentil work will commence in March 2014. The operating general partner continues to fund the operating deficits, even as their guarantee expired in 2006. The operating general partner still retains a $70,000 operating reserve that they want maintained until the project nears the 2016 expiration of the low income housing tax credit compliance period. Management anticipates withdrawing funds from replacement reserve account to reimburse operations. It is expected that once the funds are withdrawn, the project should operate above breakeven. Occupancy through December 31, 2013 was 92%. Management has confirmed that the mortgage, property taxes, and insurance are current through December 31, 2013.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. The property operated below breakeven through the fourth quarter of 2013 due to low occupancy and increased operating expenses. Year-to-date average occupancy at the property is 71%. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The increase in operating expenses is primarily due to an increase in the property insurance. The property was damaged by a hurricane in 2012, and as a result insurance costs increased in 2013. The investment general partner inspected the property on June 12, 2013 and found it to be in good condition. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated below breakeven through the fourth quarter of 2013 due to low occupancy. Year-to-date average occupancy at the property is 61%. The operating general partner has struggled with finding a manager for the property and as a result the occupancy has declined from an average of 80% in 2012. An interim manager has been hired but a suitable permanent replacement has not been found. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The interim manager continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. Maintenance expenses increased in 2012, mostly from repairs associated with the age of the property and increased unit turnover. The property averaged 94% occupancy in 2012 but turnover was high. Management increased occupancy from a low of 85% in March 2012 to 98% in May by offering rental concessions. High occupancy has continued in 2013 as the property has averaged 97% occupancy for the year, and year-end occupancy was 97%. Management has stated that market conditions are improving, although many applicants do not qualify for LIHTC housing because their incomes are too high. Maintenance expenses have been reduced through decreased turnover; however, concessions have continued in 2013, and Section 8 voucher rates have dropped. The property has therefore continued to operate at a deficit through the fourth quarter of 2013. The operating general partner is focused on reducing expenses by refinancing the permanent mortgage, which currently has an 8.2% interest rate. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. The property operated slightly above breakeven in 2012 and continued to operate above breakeven in 2013. Occupancy averaged 92% in 2012 and 96% in 2013. The property sustained fire damage on December 28, 2013. The resident living in the unit where the fire started was not home at the time. However, the resident's 27 year old son was visiting and sleeping in the unit when the fire occurred. The son was transported to the hospital where he was pronounced deceased. There were no injuries to any other residents. The cause of the fire is still under investigation by the fire department. There were a total of four units impacted that are now offline due to varying degrees of fire, smoke, and water damage. All displaced residents were temporarily relocated to live with family or moved into vacant units at the property. Insurance agents for both the property and tenant have been at the property and are currently finalizing their reports. Property performance is not expected to be significantly impacted by the fire. As the property is beyond the credit period, there will be no credit loss. The property would be subject to credit recapture if the basis is not restored by the end of the second year following the casualty event. The investment general partner will continue to monitor the status of the insurance claims and repair work.

Series 41

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 41 reflects a net loss from Operating Partnerships of $(648,980) and $(636,367), respectively, which includes depreciation and amortization of $1,676,222 and $1,641,881, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 75% in 2013 and it was 75% occupied as of December 31, 2013. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 83% as of December 31, 2013. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. However, occupancy has continued to be an issue and the property was 87% occupied as of December 31, 2013. As a result of low occupancy the property operated below breakeven through the fourth quarter of 2013. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 67% as of December 31, 2013. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2013. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2012, occupancy was 100% and the property operated above breakeven. In 2013, average occupancy is 92% with operations slightly above breakeven. Improved operations are due to higher occupancy and better rent collection. If occupancy levels are maintained, management is optimistic that the property will continue to operate above breakeven throughout 2013. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. Through the fourth quarter of 2013, the property continued to operate above breakeven due to improved occupancy, collections, and expense control by the new management agent that took over property operations on June 1, 2013. The property was 96% occupied as of December 31, 2013.

During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes must be corrected by December 18, 2015, public and common areas must be corrected by June 18, 2015, and unit interior work must be corrected by December 18, 2015. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. During the course of 2013, the operating general partner was in the process of transferring the operating general partner interest; however, the purchasing party decided to terminate the purchase agreement in December. The investment general partner intends to work closely with new management and the current operating general partner to further improve operations and ensure that all required repairs are made. All mortgage, real estate tax, and insurance payments are current.

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

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the fourth quarter of 2013 property operations were below breakeven due to increased operating expenses and low occupancy. Occupancy has decreased from 90% in 2012 to 81% at the end of the fourth quarter of 2013. Management stated that the local economy is still recovering and job opportunities in the area are limited, which has made it difficult to find residents. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The high operating expenses have been driven by contract labor costs associated with deferred maintenance repairs. The operating general partner has stated that the projected 2013 deficit will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 42

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 42 reflects a net loss from Operating Partnerships of $(275,722) and $(285,743), respectively, which includes depreciation and amortization of $1,308,459 and $1,323,780, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2012, occupancy averaged 88% and the property operated slightly above breakeven. As of December 31, 2013 occupancy had declined to 74%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. In spite of systemic economic challenges, efficient operating expense management allowed the property to operate above breakeven through December, 2013. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, Louisiana. Through the fourth quarter of 2013, the property was 84% occupied and operating slightly above breakeven. Management states that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and those employed typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property's second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The investment general partner conducted a site visit on June 12, 2013, and found the property in good condition. The low income housing tax credit compliance period expires on December 31, 2016. All mortgage and tax, and insurance payments are current.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the fourth quarter of 2013 as a result of low occupancy and high unit turnover costs. The property ended the year at 84% occupancy. During the fourth quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes must be corrected by December 18, 2015, public and common areas must be corrected by June 18, 2015, and unit interior work must be corrected by December 18, 2015. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. The investment limited partner will work closely with the operating general partner to ensure that the consent order is addressed within the required timeframes. The investment limited partner will also continue to push the management agent to implement more processes and procedures to improve partnership operations. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current.

Series 43

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 43 reflects a net loss from Operating Partnerships of $(291,508) and $(478,835), respectively, which includes depreciation and amortization of $1,712,649 and $1,743,561, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 98% occupancy in 2012 but operated below breakeven. Through the fourth quarter of 2013, average occupancy increased to 93%; however, the property operated below breakeven due to increased real estate taxes. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. The property operated below breakeven from 2005 - 2008 due to high utility, maintenance and administrative expenses combined with collection loss. In 2012 the property operated above breakeven, generating $62,000 of surplus cash. Tenant receivables as of December 31, 2012 were $19,520, which represented a decrease of $9,000 over the tenant receivables at year-end 2011. Vendor payables decreased by $41,000 in 2012 over 2011, but accrued expenses still remain high. Operations improved during the third quarter of 2013 as the property operated above breakeven. Total revenue exceeded budget projections slightly due to an increase in other revenue. Total operating expenses have decreased below budget even though maintenance expenses have trended up. The increase in year-to-date maintenance expenses was attributed to elevator and boiler repairs necessary to cure violations. Occupancy through December 31, 2013 remained at 100%, and the property operated at breakeven for the year. Management has stated that the New York State Housing and Community Development released new tax credit rents. Management has proposed to the operating general partner a 5% rent increase effective March 1, 2014. The operating general partner, under the direction of their Board of Directors, has decided not to renew the management contract with Winn for another year. The relationship will be on a month to month basis at this time. Mortgage and insurance are current through December 31, 2013 (the property is tax exempt). The low income housing tax credit compliance period expires on December 31, 2015.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner has also decided to start 2014 again utilizing fund reserves to finance deficits if they arise to keep the mortgage current. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of December 31, 2013.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property continues to operate below breakeven in 2013 due to increased maintenance expenses associated with making vacant units rent ready. To remain competitive in the marketplace, management has increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. From its December 2012 low of 64%, occupancy continues to improve in 2013, averaging 94% year to date. Also, year-to-date operations appear to be above breakeven with positive cash flow. The investment general partner intends to work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner intends to continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a ($4,400) deficit in 2012 due to a bed bug issue that caused low occupancy and increased maintenance costs related to efforts to remedy the problem. Bad debt has also been an issue as the property was only able to achieve 70% economic occupancy in 2012.  The 2012 deficits were funded by deferring required replacement reserve deposits and utilizing $7,000 of reserve funds. The investment general partner stated that the reserve funds were used for carpet replacement, painting and unit turnover expense. Tenant accounts receivable consistently increased through 2013. A phone conversation with management revealed and confirmed that bad debt consisting of late fees, damages, and rent of approximately $10,000 was written off in December of 2013. The property projects to operate below breakeven in 2013, in the range consistent with prior years' results. As of December 31, 2013, there have been no reports or evidence of bed bugs.

In 2012, occupancy averaged 87% but continued to decrease through the first quarter of 2013 to an average of 81% through March 31, 2013. However, 2013 occupancy improved to 100% at the end of September 2013, and declined to 92% as of December 31, 2013. Average occupancy was 91% at for 2013. Turnovers were reduced with the resolution of the bed bug issue that caused the vacancy in two units. The investment general partner visited the property on September 10, 2013 to meet the property and regional managers, conduct the annual site inspection, and review files. The visit revealed that the site manager was professional and knowledgeable, that the physical appearance of the grounds improved over the prior year and that tenant files were in compliance with Section 42 guidelines. The last state inspection was conducted in July 2013 with minor findings that were addressed by the management company. All mortgage, taxes and insurance are current through December 31, 2013. The operating deficit guarantee expires July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of December 31, 2013 and 2012, the average Qualified Occupancy was 100%. The series had a total of 9 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 44 reflects a net loss from Operating Partnerships of $(875,844) and $(1,232,880), respectively, which includes depreciation and amortization of $1,725,913 and $1,716,055, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the State Tax Credit Syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (The Letter Agreement) in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that was hired to coordinate the HUD loan application forecasted a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period was estimated to be $675,000 - $825,000. With the increase in interest rates by the time the loan application was completed in early December 2013 and the confirmation of increased upfront escrow requirements for repairs and deferred maintenance resulting from the physical needs assessment, the estimated funding shortfall increased to between $1,650,000 and $1,800,000. This represents new capital that would need to be provided to the Operating Partnership and raised by the State and Federal tax credit syndicators from new investors. The investment general partner investigated selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. In late December 2013, the investment general partner and the State Tax Credit syndicator concluded they could not raise the capital required to close the refinancing. As a result, the January 1, 2014 bond payment was missed and a default notice was issued on January 3, 2014 by the servicing agent for the mortgage bonds. It is now expected that a foreclosure sale will occur in March or April 2014. If this event does occur in 2014 then the investment limited partner will lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership expires on December 31, 2019.

Although occupancy has remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property's real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner has also decided to start 2014 again utilizing fund reserves to finance deficits if they arise to keep the mortgage current. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged. The mortgage payment, real estate taxes and insurance payments were current as of December 31, 2013.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. On November 26, 2013 the property was sold via a receivership sale to a buyer who indicated that it would continue to operate the property in accordance with the affordability requirements of Section 42 of the Code; therefore, resulting in no tax credit recapture or interest penalties stemming from the sale. There were no proceeds from the sale for distribution to the investment limited partners since the sale price was less than the mortgage debt plus real estate tax liability. The investment limited partners will lose a portion of the 2013 tax credits and all of the 2014 tax credits as a result of the sale. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded.

Due to a downturn in the local economy and rising unemployment, average occupancy has suffered at Memphis 102 since 2007. Average occupancy fell significantly in recent years, averaging 62% in 2013 (through the date of the sale), and 68% and 76% in 2012 and 2011, respectively, due to the constant downward trends in the rental market and the lack of job opportunities in Memphis. Through the date of sale in 2013, as well as in 2012 and 2011, the property operated significantly below breakeven due to: low net rental revenue resulting from low occupancy, high maintenance expenses and bad debt, as well as high real estate taxes and accompanying interest charges and penalties. Net cash flow expended by property operations totaled ($503,432) and ($204,196) in 2012 and 2011, respectively. Negative operations in 2013, 2012 and 2011 were primarily financed by the deferral of certain maintenance items, accrual of real estate taxes and accompanying interest and other penalties levied by the City of Memphis and Shelby County. The accrued real estate tax liability for Memphis 102 at the time of the receivership sale was approximately $856,000.

On September 2, 2011, the mortgage lender filed a complaint with the Chancery Court of Shelby County, TN requesting the appointment of a receiver for Memphis 102 and four other unrelated LIHTC partnerships controlled by the operating general partner primarily due to significant unpaid real estate taxes and incomplete reporting. The hearing date was postponed several times while the operating general partner and Memphis 102 attempted to address certain conditions required by the mortgage lender. By late November 2012, Memphis 102 and the operating general partner had not completed these conditions to the satisfaction of the lender. As a result, the lender filed an amended complaint on November 29, 2012 requesting the appointment of a receiver for Memphis 102 and the four other unrelated LIHTC partnerships controlled by the operating general partner. On January 23, 2013 a receiver (Receiver) was appointed by the Court for Memphis 102. The investment general partner did not object to this action by the lender.

In early February 2013, the Receiver hired a third party management company to manage the property. The new management company inspected each unit and issued a report indicating that occupancy was 72% and $212,000 was needed to address deferred maintenance and to make the 28 vacant units rent ready. Also, in early February 2013, the Receiver became aware of numerous 8823s that had been issued to the Operating Partnership by a state agency dating back to a March 27, 2012 inspection that identified several issues of noncompliance which had not been responded to by the operating general partner. After a review by the Receiver and the investment general partner, the Operating Partnership recognized recapture in 2012 totaling $281,707, equivalent to $104 per 1,000 BACs.

The Receiver was given broad authority by the Court to sell the property through a receivership sale, which would legally leave the land use and regulatory agreement in place with all requirements under Section 42. In May 2013, the Receiver was notified by the Shelby County Treasurer that it had tentatively set January 6, 2014 as the tax lien sale date due to the significant amount of delinquent real estate taxes. On September 30, 2013, the Receiver signed a Purchase and Sale Agreement (the PSA) to sell the property for $1,173,000. As noted above, the sale closed on November 26, 2013. The PSA required that the buyer (the Buyer) agree to comply with the land use and regulatory agreement as well as Section 42 of the Tax Code or to indemnify the seller for any loss resulting from non-compliance. The lender approved the terms of the PSA and agreed to accept a significantly reduced payment for full satisfaction of the outstanding mortgage debt to allow the sale of the property to be completed. As a result of the sale, the investment limited partners will not receive 1/12th of the remaining tax credits scheduled to be delivered in 2013 and none of the 2014 tax credits totaling $30,660 and $131,253, respectively, which are equivalent to a tax credit loss of $11 and $49, respectively, per 1,000 BACs. Since the property will continue to be operated according to Section 42 of the Code, the Operating Partnership will not incur tax credit recapture and interest penalties as a result of the sale. The low income housing tax credit compliance period expires on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Average occupancy in recent years has not been strong due to continued weakness in the local economy and the ineffectiveness of prior management. The property operated at below breakeven in 2013 and 2012 after generating a small positive cash flow in 2011. In 2013, negative operations were primarily due to lower net rental income from increased vacancies, as well as increased bad debt and maintenance expenses. Negative operations in 2013 were financed by an advance from fund reserves of $25,431 and an increase in accounts payable. In 2012, negative operations were principally due to increased administrative and maintenance expenses. Negative operations in 2012 were generally financed by an increase in the accounts payable balance. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy in 2013 was 79%, after averaging 82% and 85% in 2012 and 2011, respectively. Occupancy decreased in 2013 partly due to an increase in evictions resulting from the new third party management company not accepting partial rent payments as the previous manager had done. Due to the subject evictions the operating partnership incurred increased bad debt expense in 2013. Occupancy also decreased in 2013 due to the limited traffic flow of qualified applicants. Management replaced the site manager in January 2014 and will expand its outreach marketing efforts to increase traffic flow and improve occupancy. In June 2013 the new third party management company commenced a plan in coordination with the lender to address deferred maintenance in approximately ten vacant units which had not been maintained as rent ready by the previous management company. As part of this plan, the lender agreed to fast-track reimbursement requests from the Operating Partnership's replacement reserve escrow to pay invoices for the costs to make the down units rent ready. By the end of the third quarter of 2013, all ten (10) of these previously not rent ready units had been repaired and made fully rent ready for prospective tenants. The mortgage payments, real estate taxes and insurance are current as of December 31, 2013. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 29 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 45 reflects a net loss from Operating Partnerships of $(848,448) and $(902,072), respectively, which includes depreciation and amortization of $2,080,236 and $2,130,427 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013. As of December 31, 2013, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2013 and February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay the 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during 2013, 2012 and 2011, the operating general partner provided approximately $160,000, $448,500, and $146,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2013, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $962,500. As of December 31, 2013 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through October 2013; however, as of December 31, 2013 the monthly installment payments were two months in arrears. In addition, the 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $117,000 and $117,600, respectively, had not been paid as of December 31, 2013. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2013.

Average occupancy at the property in 2013 was 68%, compared to 65% and 79% in 2012 and 2011, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for November 2013 was 18.8% compared to 8.8% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2013 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. This problem continued during 2013.

In recent years the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($480,000,unaudited) and ($665,046, audited), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and two months unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement. In 2011, the Operating Partnership expended net cash flows of ($606,688) funded primarily through the increase in mortgage debt from default fees from the Settlement Agreement and operating deficit advances from the operating general partner, as well as accruals of operating payables and real estate taxes.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of December 31, 2013 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2013, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2012 and 2011 totaling approximately $234,600 remain unpaid. The operating general partner indicated that it did file appeals for the 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of December 31, 2013, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $23,344 is equivalent to recapture and interest of $6 per 1,000 BACs. The 15-year low income housing tax credit compliance period with respect to Baldwin Villas, LP expires on December 31, 2015.

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

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the State Tax Credit Syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the Letter Agreement) in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that was hired to coordinate the HUD loan application forecasted a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period was estimated to be $675,000 - $825,000. With the increase in interest rates by the time the loan application was completed in early December 2013 and the confirmation of increased upfront escrow requirements for repairs and deferred maintenance resulting from the physical needs assessment, the estimated funding shortfall increased to between $1,650,000 and $1,800,000. This represents new capital that would need to be provided to the Operating Partnership and raised by the State and Federal tax credit syndicators from new investors. The investment general partner investigated selling some or all of the remaining federal tax credits to source the federal tax credit investors' share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. In late December 2013, the investment general partner and the State Tax Credit syndicator concluded they could not raise the capital required to close the refinancing. As a result, the January 1, 2014 bond payment was missed and a default notice was issued on January 3, 2014 by the servicing agent for the mortgage bonds. It is now expected that a foreclosure sale will occur in March or April 2014. If this event does occur in 2014 then the investment limited partner will lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership expires on December 31, 2019.

Although occupancy has remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property's real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

In November 2012, the investment general partners of Series 26, Series 32 and Series 45 transferred 50% of their respective interests in 200 East Avenue Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,118,291 and cash proceeds to the investment partnerships of $1,772, $1,449 and $5,442 for Series 26, Series 32 and Series 45, respectively. Of the total proceeds received $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $1,772, $1,449 and $442 were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The remaining 50% investment limited partner interests in the Operating Partnership was transferred in December 2013 for the assumption of approximately $4,118,291 of the remaining outstanding mortgage balance and cash proceeds of $4,191, $3,428 and $1,044 which were returned to cash reserves held by Series 26, Series 32 and Series 45, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,772, $1,449 and $442 for Series 26, Series 32 and Series 45, respectively, as of December 31, 2012. An additional gain on for the remaining 50% transfer of $4,191, $3,428 and $1,044 for Series 26, Series 32 and Series 45, respectively, was recorded as of December 31, 2013.

Series 46

As of December 31, 2013 and 2012, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2013, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2013 and 2012, Series 46 reflects a net loss from Operating Partnerships of $(430,566) and $(389,587), respectively, which includes depreciation and amortization of $998,258 and $1,037,352, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs decreased significantly. Overall operating expenses decreased in 2012 and the property operated slightly above breakeven for 2012. Occupancy in 2012 averaged 98%. Occupancy has continued to remain strong in 2013, averaging 97%. Operations at the property have fluctuated in 2013 and remain below breakeven for the year due to sporadically high maintenance and administrative expenses. Through the end of 2013, bed bug exterminating costs continued to challenge the property and will likely remain an issue for the property in 2014. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite ending 2013 with a 96% occupancy rate, property operations remained below breakeven through the fourth quarter of 2013. Contributing factors included high operating expenses, high interest rate mortgage debt, and insufficient rental rates.  Despite management increasing all unit rents by $20/month in the third quarter of 2013, expense growth continued to outpace revenue growth. Per state housing agency regulations, only one rent increase can occur in a 365 day period. Major repairs to the parking lot, concrete curbing, unit specific floor repairs, and landscaping also led to higher maintenance expenses during 2013. Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn't willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. The first mortgage lender continues to review this request; however, the process has been stalled due to the bank's concerns over the ongoing personal bankruptcy of the principal of the operating managing member. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of December 31, 2013.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 14, 2014		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 14, 2014	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.