Form 10-K
period 2014-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2014-07-10
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014 or

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2014

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2014, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2014 the Fund had invested in 8 Operating Partnerships on behalf of Series 20, 4 Operating Partnership on behalf of Series 21, 8 Operating Partnerships on behalf of Series 22, 11 Operating Partnerships on behalf of Series 23, 7 Operating Partnerships on behalf of Series 24, 6 Operating Partnerships on behalf of Series 25, 24 Operating Partnerships on behalf of Series 26, 10 Operating Partnerships on behalf of Series 27, 19 Operating Partnerships on behalf of Series 28, 17 Operating Partnerships on behalf of Series 29, 16 Operating Partnerships on behalf of Series 30, 22 Operating Partnerships on behalf of Series 31, 14 Operating Partnerships on behalf of Series 32, 8 Operating Partnerships on behalf of Series 33, 12 Operating Partnerships on behalf of Series 34, 10 Operating Partnerships on behalf of Series 35, 9 Operating Partnerships on behalf of Series 36, 7 Operating Partnerships on behalf of Series 37, 10 Operating Partnerships on behalf of Series 38, 9 Operating Partnerships on behalf of Series 39, 16 Operating Partnerships on behalf of Series 40, 19 Operating Partnerships on behalf of Series 41, 21 Operating Partnerships on behalf of Series 42, 23 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44, 28 Operating Partnerships on behalf of Series 45 and 15 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 361 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Concordia Manor I	St. Croix, VI	22	$1,367,774	8/94	7/95	100%	$490,034

Coushatta Seniors II Apartments	Coushatta, LA	24	659,462	5/94	3/94	100%	175,182

Fairoaks Lane Apts.	Rincon, GA	44	1,327,310	7/94	5/95	100%	339,284

Harrisonburg, Seniors Apts.	Harrison-burg, LA	24	627,175	5/94	1/94	100%	176,621

Kristine Apartments	Bakersfield, CA	60	780,001	10/94	10/94	100%	311,675

Northfield Apts.	Jackson, MS	120	2,432,089	6/94	8/95	100%	3,273,126

Riverview Apartments	Franklinton, LA	47	1,555,373	4/94	10/94	100%	370,000

Shady Lane Senior Apts.	Winnfield, LA	32	858,964	5/94	10/93	100%	197,200

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Forest Glen at Sully Station	Centreville, VA	119	$5,185,226	11/94	9/95	100%	$2,649,450

Fort Halifax	Winslow, ME	24	950,106	9/94	1/95	100%	389,085

Havelock Manor Apts.	Havelock, NC	60	1,683,078	12/94	10/95	100%	347,557

Liveoak Village	Union Springs, AL	24	702,946	10/94	7/95	100%	176,953

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Concordia Manor II	St. Croix, VI	20	$1,401,569	1/95	11/95	100%	$259,444

Concordia Manor III	St. Croix, VI	20	1,375,978	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,170,056	1/95	6/95	100%	232,722

Elks Towers Apartments	Litchfield, IL	27	614,157	10/95	12/96	100%	756,656

Kimbark 1200 Apts.	Longmont, CO	48	1,776,658	9/95	12/95	100%	321,843

Kingsway Apartments	Swedsboro, NJ	36	1,359,526	7/95	11/01	100%	384,585

Marksville Square	Marksville, LA	32	887,091	1/95	1/96	100%	268,848

The Birches	Old Orchard Beach, ME	88	2,724,104	1/95	3/96	100%	1,514,512

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Concordia Manor II	St. Croix, VI	20	$1,401,569	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,375,978	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	613,619	5/95	5/95	100%	1,551,605

Great Pines Apts.	Hurleyville, NY	26	1,049,406	7/95	12/95	100%	340,835

Ithaca Apts. I	Ithaca, MI	28	487,343	11/95	7/95	100%	164,008

Kimbark 1200 Apts.	Longmont, CO	48	1,776,658	9/95	12/95	100%	965,530

La Pensione K Apts.	Sacramento, CA	129	2,024,957	9/95	12/96	100%	2,650,580

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Riverview Apartments	St. Louis, MO	42	1,157,719	8/95	12/95	100%	1,160,308

The Birches	Old Orchard Beach, ME	88	2,724,104	1/95	3/96	100%	1,399,532

Village Woods Est.	Kansas City, KS	45	1,491,028	5/95	12/95	100%	1,704,928

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Autumn Ridge Apartments	Shenandoah, VA	34	$1,447,511	7/96	1/97	100%	$319,466

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

New Hilltop Apartments	Laurens, SC	72	1,420,704	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	100,977	12/96	9/96	100%	217,266

Park Meadow Apartments	Gaylord, MI	80	1,349,043	9/95	4/97	100%	1,753,158

Shadowcreek Apartments	Overton, NV	24	1,151,107	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,148,644	11/95	9/95	100%	269,867

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Dunlap Acres	West Point, MS	50	$720,220	9/96	4/96	100%	$522,160

Hannah Heights Apts.	Ethel, MS	28	762,935	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	786,026	5/96	11/96	100%	270,132

Hurricane Hills	Hurricane, UT	49	809,009	9/96	4/97	100%	2,242,394

Rosewood Estates, II	Bladenboro, NC	16	638,393	9/96	12/96	100%	124,304

Shannon Rentals	Shannon, MS	48	1,178,259	4/96	1/97	100%	324,990

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Academy Apts.	West Point, VA	32	$1,094,484	4/97	3/98	100%	$263,722

Brookhaven Apts.	Shrevport, LA	35	950,546	2/97	1/97	100%	726,113

Butler Estates	Leesville, LA	10	128,811	8/96	10/96	100%	129,311

Devonshire II Apts.	London, OH	28	642,013	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	454,685	1/97	1/97	100%	126,983

East Park II Apts.	Dilworth, MN	24	418,272	8/96	8/96	100%	525,631

Grandview Apartments	Fargo, ND	36	884,064	8/96	8/96	100%	1,069,522

Grayson Manor	Independence, VA	32	925,606	3/98	11/98	100%	656,156

Hanover Apts.	Ashland, VA	40	1,198,496	11/97	4/98	100%	295,538

Holly Heights Apts.	Bowling Green, KY	30	924,280	5/97	8/97	100%	362,738

Lauderdale County Properties	Meriden, MS	48	811,463	12/98	5/99	100%	444,136

Maxton Green Apts.	Maxton, NC	32	869,703	9/96	12/96	100%	263,281

Madison Apartments	Miami Beach, FL	17	802,018	3/96	6/97	100%	911,695

Mason Manor Apts.	Mason, TN	24	872,304	2/96	1/96	100%	229,775

New Hope Bailey Apts.	De Ridder, LA	40	749,267	8/96	9/96	100%	758,620

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Park Ridge Apartments	Jackson, TN	136	$3,500,000	11/98	12/99	100%	$854,147

Powell Valley Village	Jonesville, VA	34	552,250	3/98	12/98	100%	1,423,248

Southwind Apts. A LDHA	Jennings, LA	36	763,306	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	631,106	8/96	12/96	100%	714,504

Timmons-Ville Green Apts.	Timmonsville, SC	32	1,005,448	10/96	2/97	100%	292,587

Village Estates Apts.	Victoria, VA	32	1,085,381	4/97	10/98	100%	270,204

Village Green Apts.	Gloucester, VA	32	1,083,908	4/97	11/97	100%	296,893

Warrensburg Heights	Warrensburg, MO	28	1,030,031	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	890,437	8/96	10/96	100%	265,020

14

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

AHAB Rental Units Phase II	Springfield, MO	17	$352,426	6/97	11/97	100%	$578,458

Angelou Court Apts.	New York, NY	23	767,368	10/97	8/99	100%	1,791,275

Canisteo Manor	Canisteo, NY	24	874,378	4/98	4/98	100%	621,857

The Casa Rosa	San Juan, PR	97	107,784	9/97	4/98	100%	1,232,936

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	5,166,126	8/96	6/97	100%	1,362,808

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,718,629	5/00	5/00	100%	610,365

Park Crest Apts.	Sherwood, AR	216	7,890,000	11/99	6/99	100%	115,311

Summer Hill Sr. Apts.	Wayne, NJ	164	6,892,526	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	666,600	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

1374 Boston Road L.P.	New York, NY	15	$7,666	2/97	6/97	100%	$522,065

Bienville III Apts.	Ringold, LA	32	895,632	2/97	2/97	100%	349,186

Blanchard Apts.	Blanchard, LA	32	842,822	7/97	7/97	100%	307,218

Chandler Village Apts	Chandler, OK	32	843,222	4/97	7/97	100%	255,639

Cottonwood Apts.	Holly Grove, AR	24	801,167	2/97	4/97	100%	254,856

Fairway Apts. II	Marlette, MI	48	793,130	12/96	3/97	100%	255,353

Falcon Pointe Apts.	Rosenburg, TX	102	2,651,049	4/98	10/99	100%	3,782,145

Jackson Place Apts.	Jackson, LA	40	901,200	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,058,894	3/98	8/98	100%	922,119

Neighborhood Restorations VII	West Philadelphia, PA	72	0	2/98	2/98	100%	3,809,335

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Park Village Apts.	Athens, TN	80	$1,010,803	10/98	6/99	100%	$1,992,486

Pin Oak Village	Bowie, MD	110	8,301,374	11/97	1/96	100%	3,880,319

Southern Villa Apts.	Russellville, KY	32	1,265,916	11/97	4/98	100%	323,500

Sand Lane Manor Apts.	Henderson, KY	24	590,426	8/97	4/98	100%	556,478

Senior Suites of Chicago	Chicago, IL	84	3,897,710	12/97	12/98	100%	3,208,112

Sumner House	Hartford, CT	79	896,821	1/98	7/98	100%	2,010,966

Terraceview Townhomes Apts.	Litchfield MN	22	497,862	7/97	10/97	100%	726,402

Wellston Village Apts.	Wellston, OK	14	354,048	4/97	8/97	100%	107,258

Yale Village Apts.	Yale, OK	8	186,856	2/98	7/98	100%	74,341

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

The Arbor Park Apts.	Jackson, MS	160	$4,755,000	12/96	6/98	100%	$2,809,826

The Arbors	Richmond, VA	85	4,238,506	7/97	11/98	83%	2,480,576

Bent Tree Apts.	Jacksboro, TX	24	492,981	12/97	1/98	100%	161,552

Colonial Apts.	Poplarville, MS	16	370,970	10/97	7/97	100%	86,039

Dogwood Apts.	Appomattox, VA	48	1,283,613	10/98	5/99	100%	637,151

Emerald Trace Apts.	Ruston, LA	48	1,230,588	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,327,162	3/97	9/98	100%	1,856,539

Glenbrook Apts.	Saint Jo, TX	24	407,213	12/97	3/97	100%	145,871

Harbor Pointe Apts.	Benton Harbor, MI	84	1,270,079	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	644,820	2/97	7/97	100%	697,511

Park Crest Apts.	Sherwood, AZ	216	7,890,000	2/98	6/99	100%	3,199,520

Palmetto Place Apts.	Benton, LA	40	1,205,235	10/98	4/99	100%	1,153,878

Pecan Hill Apts.	Bryson, TX	16	313,719	8/97	1/98	100%	110,600

Regency Apts.	Poplarville, MS	16	427,428	10/97	7/97	100%	102,419

Rhome Apts.	Rhome, TX	24	412,779	12/97	2/97	100%	160,551

18

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Westfield Apts.	Welsh, LA	40	$719,589	11/97	8/98	100%	$918,605

Willow Point Apts. III	Jackson, MS	120	4,250,000	12/96	2/98	100%	2,035,596

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Country Estates Apts.	Farmville, VA	24	$845,873	3/98	7/99	100%	$223,562

Emerald Trace II Apts	Ruston, LA	24	239,602	7/98	12/98	100%	717,594

Farewell Mills Apts.	Lisbon, ME	27	747,246	8/97	3/98	100%	662,864

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,554,016	4/99	7/00	100%	542,326

Lakewood Apts.	Clarksville, VA	52	1,469,939	3/98	10/99	100%	394,349

Lone Oak Apts.	Graham, TX	64	1,262,140	8/97	9/98	100%	408,634

New River Gardens	Radford, VA	48	1,376,495	10/98	5/99	100%	637,321

Nocona Terrace Apts.	Nocona, TX	36	619,973	8/97	12/98	100%	249,394

Northgate Apts.	Bryant, AR	20	557,214	4/99	11/99	100%	834,557

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Park Trace Apts.	Jackson, TN	84	$1,373,007	11/97	3/99	100%	$3,353,303

Pine Forest Apts.	Dahlgren, VA	40	1,769,399	3/98	2/99	100%	503,181

Riverbend Apts.	Swanzey, NH	24	494,796	7/97	2/98	100%	1,321,798

Royal Crest Apts.	Bowie, TX	48	830,976	8/97	10/98	100%	337,545

Trinity Life Gardens	Pueblo, CO	44	884,171	4/99	12/99	100%	1,952,175

Western Trails Apts.	Council Bluffs, IA	30	805,146	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	629,782	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Canton Manor Apts.	Canton, MS	32	$735,555	11/97	7/98	100%	$271,306

Canton Village Apts.	Canton, MS	42	1,042,549	11/97	7/98	100%	363,557

Eagles Ridge Terrace	Decatur, TX	89	1,517,218	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	554,675	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	679,646	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	435,735	11/97	9/98	100%	120,846

Madison Height Apts.	Canton, MS	80	2,054,856	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	371,829	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	570,807	11/97	11/98	100%	193,766

Munjoy South Townhouse Apts.	Portland, ME	140	2,877,525	9/97	10/98	100%	777,411

Nottoway Manor	Blackstone, VA	28	810,583	3/98	4/99	100%	214,977

Parktowne Apts.	Cleveland, TN	84	1,330,890	11/97	6/98	100%	3,363,097

Park Ridge Apts.	McKee, KY	22	835,754	10/97	5/98	100%	338,464

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Pilot Point Apts.	Pilot Point, VA	40	$641,036	11/97	2/99	100%	$142,680

Plantation Ridge	Sugar Hill, GA	218	11,290,000	5/98	5/99	100%	1,974,354

Riverbend Apts.	Bedford, ME	28	689,199	10/97	7/98	100%	1,578,561

Roth Village	Mechanicsburg, PA	61	1,716,799	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	785,364	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	3,003,426	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	762,239	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	383,098	5/00	9/00	100%	$91,419

Windsor Park Apts.	Jackson, MS	279	6,600,000	11/97	3/99	100%	2,891,603

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Chardonnay Apts.	Oklahoma City, OK	14	$0	1/98	1/97	100%	$393,700

Cogic Village Apts.	Benton Harbor, MI	136	2,102,102	4/98	7/99	100%	6,669,762

Courtside Apts.	Cottonwood, AZ	44	721,380	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,233,105	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	3,013,091	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	7,840,000	6/98	12/99	100%	2,911,900

Parkside Plaza Apts	New York, NY	39	1,306,732	7/99	5/01	100%	2,931,239

Park Ridge Apts.	Jackson, TN	136	3,500,000	11/98	12/99	100%	1,672,917

Park Village Apts.	Athens, TN	80	1,010,803	10/98	6/99	100%	1,503,103

Pearlwood Apts.	Pearl, MS	40	740,207	2/98	5/98	100%	745,648

Rose Villa Apts.	Ganado, TX	8	153,264	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	716,282	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	733,886	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	632,885	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Bradford Park Apts.	Southhaven, MS	208	$9,670,000	10/98	12/99	100%	$302,884

Columbia Luxar	Dallas, TX	125	3,013,091	8/98	12/99	100%	3,947,106

Foxridge Apts.	Durham, NC	92	2,568,079	3/98	7/99	100%	3,652,119

Harbor Pointe	Benton Harbor, MI	84	1,270,079	1/99	10/99	100%	1,157,091

Merchant Court	Dallas, GA	192	4,937,951	10/98	12/99	100%	2,422,226

Northrock Apts.	Topeka, KS	76	1,718,629	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,151,966	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Abby Ridge Apts.	Elizabethtown, KY	24	$318,987	2/00	1/00	100%	$1,577,723

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	252,675	1/99	12/99	100%	1,829,040

Boerne Creekside Apts.	Boerne, TX	71	1,654,775	11/98	6/00	100%	2,324,652

Bradford Park Apts.	Southaven, MS	208	9,670,000	3/99	12/99	100%	2,868,684

Hillside Club Apts.	Bear Creek Township, MI	56	1,401,527	10/98	12/99	100%	2,097,333

Howard Park Apts	Florida City, FL	16	329,144	4/99	12/99	100%	681,334

Kerrville Meadows Apts.	Kerrville, TX	72	1,274,521	11/98	4/00	100%	2,335,827

Merchant Court Apts.	Dallas, GA	192	4,937,951	10/98	12/99	100%	4,718,773

Northwood Homes	Leitchfield, KY	24	563,873	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	1,003,256	10/98	4/99	100%	753,362

Summer Park Apts.	Jackson, MS	216	9,570,000	10/99	6/00	100%	1,106,814

Washington Courtyards	Houston, TX	74	2,156,314	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Ashton Cove Apts.	Kingsland, GA	72	$1,531,807	1/00	4/00	100%	$2,664,000

Autumn Park	Dickson, TN	104	3,065,000	4/99	12/99	100%	1,637,797

Columbia Woods Townhomes	Newman, GA	120	3,833,714	10/00	6/02	100%	1,310,103

Country Walk Apts.	Mulvane, KS	68	1,304,684	12/98	11/99	100%	1,923,697

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,611,136	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	1,113,200	3/99	3/00	100%	1,067,950

Hillside Terrace Apts.	Poughkeepsie, NY	64	1,554,016	4/99	7/00	100%	3,977,051

Riverwalk Apt. Homes Phase II	Sheboygan, WI	20	305,213	12/98	7/99	100%	1,354,092

Washington Courtyards	Houston, TX	74	2,156,314	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,572,275	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Ashton Ridge	Jackson, MI	144	$2,398,804	2/00	12/00	100%	$1,430,296

Nowata Village	Nowata, OK	28	1,194,450	8/99	2/00	100%	330,497

Paris Place	Paris, KY	32	1,050,797	6/00	9/00	100%	930,412

Riverview Bend Apts.	Cystal City, MO	94	2,639,603	11/99	3/00	100%	1,210,500

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,435,258	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	292,767	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,572,275	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	761,532	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	642,597	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Ashton Ridge Apts.	Jackson, MS	144	$2,398,804	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,625,751	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	3,833,714	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,435,258	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	3,204,596	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Summer Park	Jackson, MS	216	9,570,000	10/99	6/00	100%	2,379,767

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Andover Crossing Apts.	Andover, KS	80	$2,250,073	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,183,276	12/00	10/01	100%	3,512,499

Bristow Place Apts.	Bristow, OK	28	1,182,277	6/01	12/00	100%	487,648

Columbia Creek Apts.	Woodstock, GA	172	4,857,794	8/01	11/01	100%	2,795,601

Cushing Place Apts.	Cushing, OK	24	1,053,780	3/00	10/00	100%	428,559

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	3,010,649	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	248,468	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	856,066	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	657,943	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,183,276	12/00	10/01	100%	$3,512,499

Arbors at Ironwood Apts.	Mishawaka, IN	88	1,582,680	7/00	9/01	100%	3,772,295

Austin Acres Apts.	Hopkinsville, KY	32	778,972	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	4,857,794	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	667,242	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	804,610	5/01	12/01	100%	327,226

Pine Grove Community	Gouverneur, NY	48	1,049,182	12/00	10/01	100%	3,077,767

Tally-Ho Apts.	Campti, CA	26	512,373	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	744,031	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Arbors @ Ironwood Apts. II	Mishawaka, IN	40	$783,198	2/01	11/01	100%	$1,771,758

Baldwin Villas Apts.	Pontiac, MI	65	4,625,751	8/01	7/01	100%	344,405

Carlyle Apts.	Aberdeen, SD	44	428,089	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	726,583	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	1,009,347	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	433,467	2/01	6/01	100%	1,836,027

Mason's Point Apts.	Hopkinsville, KY	41	1,213,031	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,554,192	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	1,929,525	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,167,754	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,086,369	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	322,544	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	378,467	04/01	11/01	100%	1,866,896

Shalom Plaza Apts.	Kansas City, MO	126	3,310,467	08/01	11/01	100%	1,273,119

Springfield Crossing	Springfield, VA	347	24,646,656	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,219,829	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Bienville Apts.	Ringhold, LA	32	$725,019	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	959,563	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	993,304	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	950,803	5/02	1/02	100%	514,844

Dawson Square	Thornton, CO	36	1,549,800	7/02	12/03	100%	605,962

Franklin Green	Franklin Grove, IL	12	317,628	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,468,519	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	6,958,085	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	12,338,592	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,554,192	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	357,663	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	624,942	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	462,136	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	776,596	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Sandalwood Apartments	Toppenish, WA	20	$956,425	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,440,144	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	24,646,656	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	738,181	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Bellamy Mills Apartments	Dover, NH	30	$1,305,361	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	952,568	4/02	3/03	100%	505,416

Canon Club	Canon City, CO	46	683,507	7/02	12/03	100%	511,573

Chester Townhouses Phase II	Chester, SC	52	1,921,053	4/06	12/06	100%	421,158

Clifton Family Housing	Clifton, CO	51	1,841,086	7/02	12/03	100%	924,532

Dorchester Apartments	Port Huron, MI	131	4,217,271	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,468,519	4/02	10/02	100%	1,731,786

Helios Station	Lafayette, CO	30	2,185,546	7/02	12/03	100%	583,895

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	6,958,085	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,216,445	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	12,338,592	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Natchez Place Apartments	Natchez, MS	32	$768,592	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	100,977	4/03	12/96	100%	24,330

Park Meadow Apartments	Gaylord, MI	80	1,349,043	4/03	4/97	100%	228,511

Park Plaza IV	West Memphis, AR	24	528,312	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,329,963	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,708,535	3/02	8/02	100%	672,589

Sunrise Manor Seniors.	Buena Vista, CO	40	1,043,199	7/02	12/03	100%	738,573

Tiffany Square	Lakewood, CO	52	1,695,915	7/02	12/03	100%	636,566

Wingfield Apartments II	Kinder, LA	42	256,482	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Alexander Mill Apartments	Lawrenceville,GA	224	$11,372,321	12/02	1/03	100%	$1,854,189

Aspen Meadows	Aurora, CO	100	3,435,500	9/02	12/03	100%	1,342,431

Ashbury Park	Aurora, CO	44	2,202,279	9/02	12/03	100%	728,732

Bohannon Place Apts.	Bowling Green, KY	12	222,170	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,450,078	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,171,215	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,921,053	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	163,481	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,217,271	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	673,053	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	6,958,085	12/02	11/02	100%	2,654,279

Kearney Plaza	Commerce City, CO	51	1,321,107	9/02	12/03	100%	575,398

Lakewood Apartments	Saranac, MI	24	782,981	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,223,519	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	1,962,896	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Parkside Plaza Apartments	New York, NY	34	$1,306,732	1/04	5/01	100%	$21,847

Parkside Apartments	Coleman, MI	40	748,914	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	683,874	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	902,030	9/02	3/03	100%	687,978

Sheridan Gardens	Englewood, CO	48	1,728,545	9/02	12/03	100%	672,657

Stottville Court Apartments	Stockport, NY	28	1,097,231	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	837,097	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Alexander Mills Apts.	Lawrenceville, GA	224	$11,372,321	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	3,957,985	2/03	3/03	100%	1,526,951

Families First II	W. Memphis, AR	66	2,183,755	5/03	6/04	100%	2,005,916

Northrock Apts. III	Topeka, KS	32	876,708	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,591,950	10/03	9/03	100%	2,483,087

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,261,718	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	13,169,586	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,745,969	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Baldwin Villas Apts.	Pontiac, MI	65	$4,625,751	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	835,365	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	952,568	12/03	3/03	100%	53,729

Brookside Square	Boykins, VA	32	1,211,799	7/03	8/04	100%	743,039

Dawn Springs Villa	London, KY	24	485,501	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	618,822	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	733,153	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,468,519	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	280,418	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	2,069,952	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	2,092,132	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	786,102	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	630,345	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	865,092	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	692,879	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2014

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

London Village	London, KY	32	$538,538	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,217,759	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	822,560	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	931,514	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	722,980	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,371,549	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,294,480	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,191,247	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	1,006,302	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	686,100	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,328,619	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,189,775	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2014

Property Name	Location	Units	Mortgage Balance as of 12/31/13	Acq Date	Const Comp	Qualified Occupancy 3/31/14	Cap Con paid thru 3/31/14

Bartlett Bayou Apartments	Pascagoula, MS	48	$835,365	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	719,438	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,106,543	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,462,095	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,050,223	11/03	7/04	100%	621,519

Kensington Heights Apts.	Kansas City, MO	126	4,431,033	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	6,485,054	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	1,096,924	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,433,772	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	730,474	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,375,127	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	476,646	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	768,510	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,145,013	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	951,763	1/04	1/04	100%	341,377

42

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund's Limited Partnership Interests and Related Partner Matters and Issuer Purchases of Partnership Interests

(a)	Market Information

The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders

As of March 31, 2014, the Fund has 42,129 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,276
investors holding 3,866,700 BACs, Series 21 consists of 1,151 investors holding 1,892,700 BACs, Series 22 consists of 1,613 investors holding 2,564,400 BACs, Series 23 consists of 2,106 investors holding 3,336,727 BACs, Series 24 consists of 1,282 investors holding 2,169,878 BACs, Series 25 consists of 1,737 investors holding 3,026,109 BACs, Series 26 consists of 2,282 investors holding 3,995,900 BACs, Series 27 consists of 1,314 investors holding 2,460,700 BACs, Series 28 consists of 2,009 investors holding 4,000,738 BACs, Series 29 consists of 2,205 investors holding 3,991,800 BACs, Series 30 consists of 1,327 investors holding 2,651,000 BACs, Series 31 consists of 2,041 investors holding 4,417,857 BACs, Series 32 consists of 2,224 investors holding 4,754,198 BACs, Series 33 consists of 1,217 investors holding 2,636,533 BACs, Series 34 consists of 1,681 investors holding 3,529,319 BACs, Series 35 consists of 1,655 investors holding 3,300,463 BACs, Series 36 consists of 1,007 investors holding 2,106,838 BACs, Series 37 consists of 1,115 investors holding 2,512,500 BACs, Series 38 consists of 1,169 investors holding 2,543,100 BACs, Series 39 consists of 978
investors holding 2,292,151 BACs, Series 40 consists of 1,089 investors holding 2,630,256 BACs, Series 41 consists of 1,348 investors holding 2,891,626 BACs, Series 42 consists of 1,206 investors holding 2,744,262 BACs, Series 43 consists of 1,625 investors holding 3,637,987 BACs, Series 44 consists of 1,273 investors holding 2,701,973 BACs, Series 45 consists of 1,799 investors holding 4,014,367 BACS and Series 46 consists of 1,400 investors holding 2,980,998 BACS at March 31, 2014

(c)	Dividend history and restriction

The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2014.

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

During the fiscal year ended March 31, 2014, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2014, 16 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2014, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2014, 10 of the properties has been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2014, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2014, 21 of the properties have been disposed of and 8 remain. Series 20 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of March 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2014, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2014, 11 of the properties have been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2014, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2014, 17 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2014, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2014, 16 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2014, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215 and the Fund had completed payment ofall installments of its capital contributions to 43 of the Operating Partnerships. As of March 31, 2014, 21 of the properties have been disposed of and 24 remain. Series 26 has outstanding contributions payable to 2 Operating Partnerships in the amount of $1,293, as of March 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2014, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574 and the Fund had completed payment of all installments of its capital contributions to 14 of the Operating Partnerships. As of March 31, 2014, 6 of the properties have been disposed of and 10 remain. Series 27 has outstanding contributions payable to 2 Operating Partnerships in the amount of $10,020 as of March 31, 2014. Of the amount outstanding, $6,500 has been advanced to one of the Operating Partnerships. The advance will be converted to capital and the remaining contributions of $3,520 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2014, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2014, 7 of the properties have been disposed of and 19 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 28 has outstanding contributions payable to 3 Operating Partnerships in the amount of $40,968 as of March 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2014, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2014, 5 of the properties has been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 19 of the Operating Partnerships. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of March 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2014, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2014, 4 of the properties have been disposed of and 16 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of March 31, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2014, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2014, 5 of the properties has been disposed of and 22 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2014. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2014, $100,590 of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2014, 3 of the properties have been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 32 has outstanding contributions payable to 2 Operating Partnerships in the amount of $3,486 as of March 31, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2014, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2014, 2 of the properties have been disposed of and 8 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2014. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2014, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2014, 2 of the properties have been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2014, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2014, 1 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2014, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2014, 2 of the properties have been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2014, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142 and the Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2014, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287 and the Fund had completed payment of all installments of its capital contributions to the Operating Partnerships.

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

During the fiscal year ended March 31, 2014, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in anaggregate amount of $17,115,492, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2014, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772, and the Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2014, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2014, 4 of the properties have been disposed of and 19 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2014, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120, and the Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships. As of March 31, 2014, 2 of the properties has been disposed of and 21 remain. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2014, $21,847 of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154, and the Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of March 31, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2014, $251,962 of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2014, 2 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2014, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2014, 3 of the properties has been disposed of and 28 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2014, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. As of March 31, 2014, proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2014 and 2013 was $4,069,465 and $4,523,004, respectively.

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

(Series 20). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 Operating Partnerships at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $329,387 and $(79,430), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $606,391 and $(132,037), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, and the fund management fee.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven in the first quarter of 2014 due to low occupancy, high operating expenses and insufficient rental rates. Light traffic and slow unit turns have contributed to an occupancy rate of 67% in the first quarter of 2014. The majority of work orders for unit turns are for new carpeting and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. Conversely, management notes that the problems of resident skips and evictions for non-payment of rent have improved. Delinquent rental payments declined from $35,000 in the third quarter of 2013 to $11,000 in the first quarter of 2014. Management has made a more concerted effort to create a strong, qualified tenant portfolio. Unfortunately, this has reduced the total applicant pool and has slowed the pace of signing new tenants. Additionally, management struggles to improve occupancy at Willow Point I because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $193 and $167 below the maximum allowable rates on two and three bedroom units, respectively. Management intends to reverse these rent adjustments once occupancy levels stabilize above 90%. Also, management is offering a $99 move-in special to new tenants. The constant tenant turnover has resulted in continuous maintenance and repair costs. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to discuss operations and occupancy concerns. The mortgage payment and insurance and real estate tax escrows are current through March 31, 2014.

In 2010 the operating general partner pursued a workout plan with the first mortgage lender and stopped paying debt service in the third quarter of 2010 in an attempt to induce the lender to negotiate. In January 2012 the operating general partner advised the investment general partner that the lender had exercised its right to accelerate the mortgage. Since the operating general partner was unwilling to let this property go to foreclosure, the Operating Partnership filed for Chapter 11 bankruptcy protection on January 12, 2012. On April 6, 2012, the operating general partner submitted a reorganization plan to the bankruptcy court that featured restructuring of the secured and non-insider unsecured debt. The reorganization plan was subsequently amended on September 21, 2012 and was conditionally approved by the bankruptcy court pending approval by vote of all creditors and equity security holders. A final confirmation hearing was held on November 13, 2012 and the proposed plan was effectuated on December 21, 2012. The reorganization plan extended the loan maturity date from November 1, 2014 to November 1, 2017. In addition, all accrued interest, default interest, late fees and collection expenses have been deferred until maturity, but will not accrue any additional interest. Beginning on January 1, 2013 and continuing through the new loan maturity date, monthly interest only payments, based on the upheld 8.47% interest rate, are due and payable. At loan maturity a balloon payment equal to the current principal amount outstanding plus the aforementioned deferred amounts, approximately $2,990,623 in total, will be due. According to the operating general partner this will be addressed either through a refinancing or a potential re-syndication. Note that the 15-year low income housing tax credit compliance period expired on December 31, 2009 with respect to Northfield Apartments, L.P. With the bankruptcy plan approved, the investment general partner intends on re-starting the process of exploring various disposition strategies that would be consistent with the investment objectives of the investment partnership.

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

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $104,000 and $52,000 for Series 20 and Series 41, respectively, as of September 30, 2013.

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

Shady Lane Seniors Apartments, A Louisiana Partnership (Shady Lane Senior Apartments) is a 32-unit family property in Winnfield, LA. Through the first quarter of 2014, property operations were below breakeven due to high operating expenses. Occupancy remains strong and has ended the first quarter of 2014 at 100%. Average occupancy for 2013 was 99% with below breakeven operations. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The high operating expenses have been driven by contract labor costs and the annual audit expense. The operating general partner has stated that any deficits would be funded by deferring management fees and, if necessary, they would advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

(Series 21). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(60,083) and $499,635, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $3,069 and $(94,652), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property operated below breakeven in 2013 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. The mortgage has been placed in default and the operating general partner filed for bankruptcy protection. Although the property continued to operate below breakeven through 2013, the replacement reserve account is being funded and the accounts payable balance has decreased substantially. As of March 31, 2014, the property was 100% occupied.

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

(Series 22). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had total of 8 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $377,663 and $114,672, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(98,478) and $173,710, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit property in Litchfield, Illinois. Occupancy at the property declined throughout 2013, ending December at 78% occupancy. The property continued to operate below breakeven in 2013 due to insufficient rental rates and the inability to generate the necessary income to support the parking lot lease and related maintenance expenses. Most of the 27 units are at the maximum rents allowed by Illinois Housing Development Authority (IHDA). In 2011, a new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers. Competition from this neighboring property, with superior amenities, has adversely impacted occupancy and operations. The operating general partner funds the deficit by accruing payments towards the parking lot lease and an annual maintenance contract owed to a related entity. The mortgage is currently scheduled for maturity in November 2014. Despite numerous requests, the operating general partner has not provided financial reporting for the first quarter of 2014 nor have they responded to requests for detail on their plans to refinance the property when the mortgage matures. The investment general partner will continue to work with the operating general partner to improve the timeliness of their reporting and to ensure the mortgage is either extended or replaced at maturity. The mortgage, real estate taxes, and insurance payments are current through December 31, 2013. The low income housing tax credit compliance period expired on December 31, 2011.

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

In January 2013, the investment general partner transferred 50% of its interest in Lake City LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $610,340 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in February 2014 for the assumption of approximately $610,399 of the remaining outstanding mortgage balance and no cash proceeds to the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded.

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

(Series 23). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(459,146) and $(427,580), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(125,463) and $7,680, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. On April 8, 2014 the investment general partner issued a default notice to the operating general partner and Class A Limited Partners outlining various deficiencies relative to required reporting to the investment limited partner as well as a change of management company without the consent of the investment general partner. It is the investment general partner’s intent to either: a) sell the property with the cooperation of the operating general partner and Class A Limited Partners; b) sell the investment limited partner’s interest in the Operating Partnership; or c) remove the operating general partner and then manage the sale of the property. There appears to be minimal management oversight by the operating general partner and the property management company; there is only one maintenance person on site on a consistent basis. The investment general partner continues to attempt to work with the management company to better understand operations; however, the management company is not very responsive. Note that the 15-year compliance period for Colonna Redevelopment Company expired on December 31, 2009.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO. Despite average physical occupancy of 90% in the first quarter of 2014, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area. Management is aggressively advertising in local publications and online sources. To attract applicants, management continues to offer rental concessions and resident referral fees. The operating general partner continues to fund operating deficits despite the expiration of the operating deficit guarantee. To date, the operating general partner has advanced $146,810 to cover operating deficits. The mortgage, trade payables, property taxes and insurance are current. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP.

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

(Series 24). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(758,537) and $603,180, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013 the net income (loss) of the Series was $1,625,695 and $1,665,868, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 67%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. As a result of the continued decrease in in occupancy and rental revenues, the property continues to operate below breakeven through March 31, 2014. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 95% as of March 31, 2014. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner’s guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2013, the operating general partner of Century East IV, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $483,585 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $24,330, which were returned to the cash reserves held by Series 24.

In July 2013, the operating general partner of Century East V, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $478,552 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $41,056, which were returned to the cash reserves held by Series 24.

In March 2014, the investment general partner transferred its interest in Pahrump Valley Investors, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,308,661 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $1,600 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,400 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $20,400 as of March 31, 2014. In addition, the investment general partner on behalf of the investment partnership entered into a residual receipt promissory note (the RRN) with the Operating Partnership for receipt of a residual payment. Under the terms of the RRN, if there is a capital transaction involving the property owned by the Operating Partnership at any time within six (6) years from the initial transfer date, there would be a residual payment distributable to the investment partnership in accordance with the Operating Partnership Agreement in effect at the date the investment limited partner transferred its interest.

(Series 25). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(34,447) and $(907,518), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(59,679) and $3,048,059, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In January 2013, the investment general partner transferred 50% of its interest in Rose Square LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,416 and no cash proceeds to the investment partnership. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in February 2014 for the assumption of approximately $185,416 of the remaining outstanding mortgage balance and no cash proceeds to the investment partnership. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership was recorded.

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

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is a 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012. The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. Occupancy as of December 31, 2013 was 94% and 100% as of March 31, 2014. During the fourth quarter of 2013, Rural Development approved a withdrawal of $3,000 from the replacement reserve account to reimburse operations, and operations were above breakeven. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Dublin Housing Associates, Phase II, A North Carolina LP subsequent to March 31, 2014.

In April 2014, the investment general partner transferred its interest in Hurricane Hills, LC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $790,385 and cash proceeds to the investment partnership of $1,225,624. Of the total proceeds received, $4,029 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,221,595 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 26). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 24 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $846,152 and $(4,578,237), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $2,736,763 and $1,778,373, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 28-unit senior property located in Salem, Arkansas. The property receives rental assistance for 100% of its units. In 2013, property operations were below breakeven with an average occupancy of 80%. Through March 2014, operations remained below breakeven and average occupancy declined to 79%, but further improvements in occupancy will be required before the property operates above breakeven. Management reports the property’s occupancy issues result from its location, which is set back off the main road. Directional signs have been installed on main thoroughfares in an effort to increase foot traffic and offset the property’s poor visibility. The property continues to utilize advertisements in local papers and distributes fliers to all surrounding communities. Various leasing incentives have also been offered to applicants. Operating deficits are funded through the accrual of related party management fees and payroll. The mortgage payments, taxes, insurance, and accounts payable are all current. The 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor One on December 31, 2011.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations in the first quarter of 2014 remained below breakeven due to low occupancy. Occupancy averaged 52% in 2013 and decreased to 40% in the first quarter of 2014. To address the low occupancy, management continues to offer a move-in concession and continues to market the property through fliers to area businesses and through advertising in the local newspaper. The concession offered is the option to pay the security deposit, which is equal to one month’s rent, in three monthly payments instead of one payment at move-in. The investment general partner conducted a site visit in June 2013 and discovered several deferred maintenance items. A follow up letter was sent to the operating general partner requesting repairs. The operating general partner has agreed to correct all the issues noted during the visit. A follow-up inspection is expected to occur in the second quarter of 2014. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The operating general partner funds operating deficits by deferring affiliated management company fees. All real estate tax and insurance payments are current. There is no debt on the property that requires current payments. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2013, the property operated below breakeven due to low occupancy. Through the first quarter of 2014, average occupancy increased to 90% and operations were at breakeven. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team is offering a move-in incentive to encourage qualified applicants to lease. The incentive is the option to pay the security deposit, which is equal to one month’s rent, over three months rather than in a lump sum at move-in. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the locally weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items would be budgeted for repair in 2014. However, the 2014 site visit revealed that the maintenance issues still exist at the property. The investment general partner intends to continue to work with the operating general partner to ensure all the repairs are completed. All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In July 2013, the operating general partner of Calgory Apartments I, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $454,702 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by -Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $69,787, which were returned to the cash reserves held by Series 26.

In July 2013, the operating general partner of Calgory Apartments II, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $475,078 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $31,859, which were returned to the cash reserves held by Series 26.

In July 2013, the operating general partner of Calgory Apartments III, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $444,996 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $31,590, which were returned to the cash reserves held by Series 26.

In August 2013, the operating general partner of Country Edge Apartments LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on October 1, 2013. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $776,729 and cash proceeds to the investment partnership of $475,000. Of the total proceeds received by the investment partnership, $2,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $467,750 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $467,750 as of December 31, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $66,802, which were returned to the cash reserves held by Series 26.

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the first quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are paid. Occupancy at Park Ridge averaged 89% in 2013 but trended down to 80% as of March 31, 2014. In September 2013 an insurance claim was filed for a fire which caused damage to one unit. Estimated damages were $53,699 less the $10,000 deductible; as of March 31, 2014 all the work has been completed and the Operating Partnership is awaiting the reimbursement from the insurance company. In March 2013, Affordable Construction Services, Inc. filed a lien against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the first quarter of 2014 the Operating Partnership had engaged legal counsel in order to reach a settlement on the dispute with Affordable Construction Services Inc. As of March 31, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

In February 2014, the operating general partner of East Park Apartments II, LP approved an agreement to sell the property to a third party buyer to and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $395,000 and cash proceeds to the investment partnership of $275,000. Of the proceeds received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $235,500 will be returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2014, the operating general partner of Grandview Apartments, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $1,700,000, which includes the outstanding mortgage balance of approximately $880,000 and cash proceeds to the investment partnership of $200,000. Of the proceeds to be received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $160,500 will be returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 27). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $864,203 and $(1,983,012), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $2,385,674 and $416,424, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Angelou Court (Angelou Court Apts.) is a 23-unit co-op property in Harlem, New York. During 2012 the property operated slightly below breakeven.  Even though the property was fully occupied in 2012, high operating expenses resulted in the below breakeven results.  Through the first quarter of 2014 the property operated above breakeven, with physical occupancy at 100%, and mortgage and insurance are current.  The low income housing tax credit compliance period for Angelou Court expired on December 31, 2013.   As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Angelou Court subsequent to March 31, 2014.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the first quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate that allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013, with 63% reported as of March 31, 2014. This reduction in occupancy is largely attributed to the majority of the property’s applicant pool being over income. In 2014 the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property’s units being converted to market rate over the next three years. Through March 31, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. In 2013, the property operated below breakeven due to insufficient rental rates, high operating expenses, high debt service and low occupancy. Additionally, the investment general partner has difficulty obtaining financial reporting from the operating general partner and has only received occupancy data through the fourth quarter of 2013, when the property was 84% occupied. No operating data for the first quarter of 2014 has been received. To offset the ongoing operating losses, management petitioned for a $7 rent increase in 2012 and 2013, but the petition was denied. High electric utility costs and maintenance expenses continue to hinder performance. The sole provider of electricity has raised rates 72% in each of the last two years. Without an alternative provider, and because electricity is included in the rent, the property will be challenged by high electricity costs for the foreseeable future. Due to the age and design of the two buildings (common kitchens and bathrooms serve multiple resident units and are heavily used) constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving one building is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The operating general partner confirmed in December that the mortgage balance was fully repaid. The real estate taxes and insurance payments are current on the property through December 31, 2013. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to C.R. Housing, Limited Partnership.

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

In October 2013, the investment general partner of Series 27 and Series 28 transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,190,875 and $889,495 for Series 27 and Series 28, respectively, as of December 31, 2013.

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

In June 2014, the investment general partner transferred its interest in AHAB Project I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,876 and cash proceeds to the investment partnership of $235,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $230,000 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 28). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(484,058) and $(1,727,632), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $992,304 and $145,521, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 81%. Through the first quarter of 2014 operations remain below breakeven with an average occupancy of 78%. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month’s rent, over the first three months of occupancy rather than in a lump sum at move in. Management is also working with the local Housing and Urban Development field office to obtain additional rental assistance vouchers. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the operating partnership. The investment general partner inspected the property in March 2014 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Maplewood Apartments Partnership expired on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet argues that he is in full compliance. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than subordinating the loan to the partnership’s debt and asset management fee payment obligations, the operating general partner made reimbursements back to himself under the loan. The investment general partner’s repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding a removal of the loan from the operating partnership account and the return of all payments made on the loan. The operating general partner’s response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the operating partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding of deficits. Management has been unresponsive in providing regular reporting but was present for the August 2013 investment general partner site inspection. Deferred maintenance items were cited, and have been addressed with management without a response back from them. Sporadic occupancy reports indicate the property averaged 73% (11 out of 15 occupied) through September 2013. Reporting continues to be an ongoing issue with the management company. No reports were received during the first quarter of 2014. The first mortgage was fully paid off as of December 31, 2010 and the second mortgage matured in December 2012. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner in January 2013 requesting monthly reporting and updates on the maintenance and operations of the property. The operating general partner did not provide any meaningful response. The low income housing tax credit compliance period expired on December 31, 2011.

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

In October 2013, the investment general partner of Series 27 and Series 28 transferred their respective interests in Randolph Village Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,748,497 and cash proceeds to the investment partnerships of $2,200,250 and $893,301 for Series 27 and Series 28, respectively. Of the total proceeds received of $9,375 and $3,806 for Series 27 and Series 28, respectively, represents reporting fees due to an affiliate of the investment partnership. The remaining proceeds of approximately $2,190,875 and $889,495 for Series 27 and Series 28, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,190,875 and $889,495 for Series 27 and Series 28, respectively, as of December 31, 2013.

In April 2014, the investment general partner transferred its interest in Pin Oak Elderly Associates LP to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $8,275,570 and cash proceeds to the investment partnership of $4,582,400. Of the total proceeds received, $17,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,966 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $4,560,806 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In April 2014, the investment general partner transferred its interest in Sand Lane Manor Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $650,168 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $22,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 29). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 99.2% and 99.2%, respectively. The series had a total of 17 properties at March 31, 2014, 16 of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(4,231,109) and $(1,878,927), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $68,179 and $(445,991), respectively. The major components of these amounts are the Fund's share of losses from Operating Partnerships and the fund management fee.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the Investment Limited Partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge, counsel for the plaintiff is planning to re-file a motion in Missouri Court in the second quarter of 2014 to enforce the Massachusetts judgment. Note that in September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when units become vacant. Through the fourth quarter of 2013, occupancy averaged 97% and the property was able to operate at breakeven. In first quarter 2014 operations continue to improve. As of March 31, 2014, was 95% with operations above breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property in Jackson, Mississippi. The property continued to operate below breakeven in the first quarter of 2014 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy averaged 70% through the first quarter of 2014. The majority of work orders for unit turns are for new carpeting and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. This is making turning units a challenge at the property and a major reason for the declining occupancy. As of March 2014 the accounts payable balance was $216,500. Management has made a more concerted effort to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. Management continues to struggle with improving occupancy because the Jackson, MS market is saturated with newer affordable units at comparable rents. Consequently, to remain competitive, rents have been adjusted downward by $82, $178 and $152 below the maximum allowable rates on one, two and three bedroom units, respectively. Management intends on reversing these rent reductions once occupancy is stabilized at or above 90%. The constant tenant turnover has resulted in elevated maintenance and repair costs. In addition, since the property is older many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The investment general partner continues bi-weekly communication with the operating general partner to review operations and occupancy concerns. The insurance payments are current as of March 31, 2014. The 2012 and 2013 real estate taxes are currently not paid. The unpaid taxes begin to accrue interest penalties and late fees when not paid by February 1 of the subsequent year. The operating general partner is assuming the lender will pay the outstanding taxes as a protective advance; however, conversations are ongoing between the lender and the operating general partner with no resolution as of March 31, 2014. Since the 2012 taxes were not paid prior to the August 31, 2013 payment deadline, the tax receivable was offered for sale to the public by the Hinds County Tax Collector; however, no sale was consummated. The operating general partner has informed the investment general partner that any back taxes would be paid prior to the end of the two year redemption period as permitted under Mississippi tax sale statutes. The property is financed with $4,250,000 of tax exempt bonds issued by the Mississippi Home Corporation and $275,000 of taxable bonds. The taxable bonds were paid in full during 2012.

The monthly interest only payments on the tax exempt bonds are current as of March 31, 2014. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the first quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate that allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013, with 63% reported as of March 31, 2014. This reduction in occupancy is largely attributed to the majority of the property’s applicant pool being over income. In 2014 the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property’s units being converted to market rate over the next three years. Through March 31, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 73%. Average occupancy has increased slightly to 75% through the first quarter of 2014, with operations remaining below breakeven. Occupancy at the property has suffered since 2010 as a result of businesses closing and lack of employment in the area. A newly constructed development of single family homes located a half mile from the property has also negatively impacted occupancy. Management’s marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month’s rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the locally weak economy but states new companies and employment opportunities are slowly returning to the area. The investment general partner conducted a site visit in March 2014 and found the property to be in good condition. The operating general partner has stated that the any operating deficits will be funded by deferring related party management company fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Westfield Apartments Partnership expired on December 31, 2013.

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

Jackson Partners, L.P. (Arbor Park Apartments) is a 160-unit project located in Jackson, MS. Arbor Park operated slightly below breakeven in 2013 and into the first quarter of 2014 largely due to a downward trend in occupancy, with a 90% average reported in 2013 and 84% as of March 31, 2014. On March 18, 2013, the property was damaged from a hail storm which resulted in an insurance claim. As of the first quarter of 2014 the majority of the work had been completed but the Operating Partnership was still awaiting a portion of the insurance proceeds. Through March 31, 2014, all insurance, tax and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2012.

(Series 30). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(747,789) and $(436,171), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(170,958) and $(99,836), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit complex in Gentry, Arkansas. The property is operating below breakeven due to low occupancy as a result of its very rural location. Annual occupancy averaged 77% in 2012 and 84% in 2013. During the first quarter of 2014, average occupancy increased to 88%, finishing March 2014 at 89%. Historically the occupancy issues have been attributed to seasonality, the loss of large employers in the area, onsite management changes, and the eviction of tenants. Management continues to run advertisements in local media outlets and to distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. Management notes that Gentry is not as desirable as nearby Shiloam Springs, and that the local applicant pool consists primarily of food factory employees, most of whom exceed income qualifications. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house.

The Operating Partnership’s $300,000 Arkansas Development Finance Authority loan was restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow is expected to improve slightly as a result of the restructuring as the new loan terms are more favorable and will reduce annual debt service. The ADFA loan was previously in default due to the Operating Partnership’s inability to fund principal and interest payments because of insufficient cash flow. Modified terms include a reduction of the interest rate from 1% to 0%. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the first quarter of 2014 due to high turnover costs, seasonal operating expenses, and required improvements to the property. Occupancy improved as of March 31, 2014 to 100%. In October 2013 a flood caused by a toilet overflow resulted in two down units which were rehabbed and placed back in service in March 2014. Since the property is out of compliance, there is no risk of recapture associated with the down units. Management has received approval from Maine State Housing to lift affordability restrictions on 30% and 40% units and allow those apartments to rent at 50% rents. This measure aided in improving occupancy. The operating general partner funds cash deficits by deferring fees owed to the affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The operating general partner’s operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. In 2013 and into the first quarter of 2014 the property has operated slightly below breakeven, with the operating deficit being funded by accruing payables. Occupancy averaged 91% in 2013 despite fluctuations that included a low of 83% reported in December. Occupancy as of March 31, 2014 is 93%. Occupancy has been adversely impacted as several competitive developments have come to market in the neighborhood and drawn potential residents away from the property. Additionally, several infrastructure improvements are underway in the neighborhood which has re-routed traffic and made the property difficult to locate. Management has continued to market the property and offer attractive rental incentives including one month’s free rent for new residents who sign a twelve month lease, offering to equip units with washers and dryers for all new residents and by implementing a reduction in the three bedroom unit rents, from $730 to $630 on six month leases. The property’s first mortgage matures on September 1, 2014 and the property’s HOME loan matures in August of 2015. As of March 31, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

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

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. Occupancy improved significantly and the property was 100% occupied as of March 31, 2014. The property operated above breakeven through the first quarter of 2014. The investment general partner will continue to monitor expenses to ensure that all leaks have been addressed and that utility costs improve in 2014. The mortgage, tax and insurance payments are current. The tax credit compliance period for Jeffries Associates Limited Partnership ended on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

(Series 31). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(2,146,613) and $(2,098,176), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $337,127 and $(173,701), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 56% at the end of the first quarter of 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. However, as a result of low occupancy and higher expenses, the property operated below breakeven in the first quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of marketing efforts occupancy increased to 88% as of March 31, 2014 and the property operated above breakeven in the first quarter. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 94% as of March 31, 2014. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips in 2013. The struggle with vacancy prior to 2013 was a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures which have resulted in increased occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of increased occupancy, the property operated slightly above breakeven in the first quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 78% as of March 31, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the first quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the first quarter of 2014 as a result of low occupancy and high utility and maintenance expenses. Occupancy has improved significantly and ended March, 2014 at 96%. In an effort to improve overall property performance, management hired a new on-site manager and maintenance person in 2013 which has contributed to the improved occupancy. All tax, insurance, and mortgage payments are current. The operating general partner funds deficits by deferring fees owed to his management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Only 13 of the 16 units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent on the three non-rental assistance units. The USDA/RD approved a 2013 rent increase of $13 per one bedroom unit and $19 per two bedroom unit. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out bi-annually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials being offered. Despite these efforts occupancy remains low, averaging 82% for 2013 with below breakeven operations. Another rent increase took effect on January 1, 2014, which will help achieve breakeven operations with only 13 units occupied. Occupancy was 88% as of March 31, 2014. The balance sheet is weak with low operating cash, high payables, and underfunded tax and insurance escrow. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property operated below breakeven in 2012 due to high operating expenses and a decline in occupancy during the fourth quarter.  Although occupancy improved to 90% in 2013, the property continued to operate below breakeven. Occupancy remains at 90% as of March 31, 2014. Management increased advertising in the local newspapers to increase applicant traffic and managers from affiliated properties in the area are referring qualified applicants to Pilot Point. Still, management continues to have problems finding qualified tenants for the four units without assistance, which effectively causes the property to operate below breakeven. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees. Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2013.

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

In January 2014, the investment general partner transferred its interest in Double Springs Manor II, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $263,863 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $95,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $95,000 as of March 31, 2014.

Windsor Park Partners, L.P. (Windsor Park Apartments) is a 279-unit property located in Jackson, MS. The property operated slightly below breakeven in 2013 and into the first quarter of 2014, largely as result of a reduction in occupancy and an increase in maintenance, utility and administrative expenses. Occupancy averaged 88% in 2013, but trended down in the first quarter of 2014, ending at 81% as of March 31, 2014. In 2013, Mississippi Housing approved the Operating Partnership’s pre-application for a qualified contract. In 2014 the Operating Partnership has taken action to move forward with submitting a formal request to Mississippi Housing which if approved could potentially allow all or a portion of the property’s units to be converted to market rate over the next three years. As of March 31, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

In March 2014, the investment general partner transferred its interest in Hurricane Hills II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $548,850 and cash proceeds to the investment partnership of $516,813. Of the total proceeds received, $2,257 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $514,556 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $514,556 as of March 31, 2014.

(Series 32). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(734,411) and $(1,272,688), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(196,777) and $(250,554), respectively. The major component of these amounts are the fund management fee.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged a third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company moderately improved operations; however, effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. The local economy in northern Indiana in general remains weak. After the transition to the new third party management company it was noted that the performance of the staff had diminished and it was necessary to hire a new site manager and maintenance staff in the first quarter of 2014. Occupancy had dropped off in December of 2013 and the first quarter of 2014 due to unexpected move outs and poor marketing efforts of the previous site manager. Management expects occupancy to increase to above 90% during the second half of 2014. Average occupancy was 84% in the first quarter of 2014 compared to 93% and 96% for 2013 and 2012, respectively. Rental rates have remained flat in recent years and are at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven in the first quarter of 2014 primarily due to an increase in vacancy loss as well as higher payroll expense during the transition to new site staff. Negative operations have been financed by operating deficit advances from the operating general partner, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled $22,841 and $52,907 in 2013 and 2012, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of March 31, 2014.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the first quarter of 2014, the property continues to operate above breakeven. The mortgage and insurance are current through March 31, 2014. The property is 100% occupied through March 31, 2014. The low income housing tax credit compliance period expires on December 31, 2015.

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

Pearl Partners, L.P. (Colony Park Apartments) is a 192-unit property located in Pearl, Mississippi. This property has continued to operate above breakeven through the first quarter of 2014 and was 99% occupied as of March 31, 2014. On March 18, 2013, the property suffered roof and vinyl siding damage caused by a severe hail and wind storm. No residents were injured or displaced, and no credit loss is anticipated. Immediate repairs were conducted to make the buildings weather-tight. All repair work was completed as of the first quarter of 2014. The cost of all the repair work was covered through insurance proceeds, less the deductible. The mortgage, tax and insurance payments are current as of March 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pearl Partners, L.P. subsequent to March 31, 2014.

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the first quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are paid. Occupancy at Park Ridge averaged 89% in 2013 but trended down to 80% as of March 31, 2014. In September 2013 an insurance claim was filed for a fire which caused damage to one unit. Estimated damages were $53,699 less the $10,000 deductible; as of March 31, 2014 all the work has been completed and the Operating Partnership is awaiting the reimbursement from the insurance company. In March 2013, Affordable Construction Services, Inc. filed a lien against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the first quarter of 2014 the Operating Partnership had engaged legal counsel in order to reach a settlement on the dispute with Affordable Construction Services Inc. As of March 31, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 33). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(664,216) and $(816,434), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the Series was $(130,088) and $(123,940), respectively. The major component of these amounts are the fund management fee.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven in the first quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to strengthen the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. In the first quarter of 2014, occupancy did not improve with an average physical occupancy reported at 80%. Management continues with its marketing efforts by offering $200 off the first three month’s rent to attract traffic and close on leases. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. Since Georgia is a tenant-friendly state proper tenant screening is a critical management function because the eviction process tends to be lengthy and expensive. Management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month in order to ensure a timely start to the eviction timeline. Trade payables remain elevated through the first quarter due to unit turn costs and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the third quarter of 2014, Merchant Court’s refinancing negotiations should resume. The property’s financial health will need to improve before a lender will give serious consideration to refinancing the property. All mortgage and insurance payments are current as of March 31, 2014. The 2013 real estate taxes were due November 15, 2013 and were paid on February 20, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2014, the property continued to operate at a deficit through the first quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses, inclusive of snow removal and HVAC costs, also continued to be high in the first quarter. To offset the high expenses, management implemented a rent increase in the second quarter of 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue was higher by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund deficits as necessary. All mortgage, tax and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

(Series 34). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(1,285,664) and $(334,649), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the Series was $(37,107) and $(241,582), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit scattered site rehabilitation property in West Philadelphia, Pennsylvania.  In 2013 the property operated below breakeven due to high operating expenses.  Operating expenses increased approximately $22,000 from the prior year due to high maintenance costs. Despite repeated requests, no financial reporting has been received in 2014. Both the operating general partner and management company have been unresponsive to various requests and questions from the investment general partner. The investment general partner will continue to follow-up until the reporting improves. According to a site inspection performed in November 2013, the property is in good condition and the tenant files were orderly. At the time of the inspection, the property was 80% occupied, which according to the property manager is normal for the property. The 15-year low income housing tax credit compliance period with respect to Belmont Affordable Housing II expired on December 31, 2013.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the first quarter of 2014 due to the optional bond redemption financing structure. Occupancy remained low in 2013, with an average of 74%. Occupancy was 77% as of March 31, 2014. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield unqualified applicants. Applicants are either over or under income or unable to pass the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue; as of the end of the first quarter of 2014 only one of the fifty-two vacant units was in rent ready condition. Accounts payable have continued to run high and management has continued to pay vendors on an incremental basis in order to avoid being shut off from service. Security continues to be monitored by the three courtesy officers who live on-site, and no major security-related incidents were reported in the first three months of 2014. All mortgage, insurance and real estate tax payments are current through March 31, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven in the first quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to strengthen the policy of strict rental collections by knocking on doors, charging late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. In the first quarter of 2014, occupancy did not improve with an average physical occupancy reported at 80%. Management continues with its marketing efforts by offering $200 off the first three month’s rent to attract traffic and close on leases. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. Since Georgia is a tenant-friendly state proper tenant screening is a critical management function because the eviction process tends to be lengthy and expensive. Management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month in order to ensure a timely start to the eviction timeline. Trade payables remain elevated through the first quarter due to unit turn costs and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the third quarter of 2014, Merchant Court’s refinancing negotiations should resume. The property’s financial health will need to improve before a lender will give serious consideration to refinancing the property. All mortgage and insurance payments are current as of March 31, 2014. The 2013 real estate taxes were due November 15, 2013 and were paid on February 20, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

RHP 96–I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired a third party management company, who subsequently was able to make some modest improvements to property operations. Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. Average occupancy was 94% in the first quarter of 2014, compared to 92% reported for 2013 and 2012.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven in the first quarter of 2014 as occupancy and rental rates increased. Comparatively, net cash flow expended from property operations totaled ($41,033) and ($10,586) in 2013 and 2012, respectively. In 2013, the property had higher maintenance expense and real estate taxes (further discussed below) offset by higher rental income. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes. Negative operations were financed through increased payables and approximately $25,000 of operating deficit advances in 2013 from the operating general partner and its affiliate. Note that the operating general partner’s unlimited operating deficit guarantee expired as of July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. Real estate taxes were subsequently increased in 2013 to approximately $46,000. As of March 31, 2014, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

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

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007 through 2009; property operations were unable to support the high real estate tax burden. The operating general partner was successful in reducing the property’s assessed value for 2010 onward, but needed to provide a personal loan to pay the 2007 and 2008 taxes. The operating general partner should have made the personal loan to Howard Park as a subordinated operating general partner advance; however, improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy.

A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership toward the personal loan. The investment general partner also discussed the loan treatment with the auditors and the loan was properly reflected on the 2012 audit.

Real estate taxes of $61,965 are delinquent for the period of 2010 through 2013 and the property is at risk of a tax sale. As of the close of the first quarter of 2014, a tax sale date had not been scheduled. The operating general partner has not submitted the 2014 first quarter financial reports. Through December 2013, occupancy averaged 99% and the property continued to operate above breakeven. The first mortgage will mature on April 1, 2014. The investment general partner has requested an update from the operating general partner. The low income housing tax credit compliance period expires on December 31, 2014.

In March 2014, the investment general partner transferred its interest in Allison Limited, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $401,637 and cash proceeds to the investment partnership of $180,000. Of the total proceeds received $667 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $176,333 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $176,333 as of March 31, 2014.

(Series 35). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2014 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(871,956) and $(1,614,161), respectively, in passive tax income

(losses) that were passed through to the investors, and also provided $0.02 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(25,674) and $(229,818), respectively. The major components of these amounts are the miscellaneous income and the fund management fee.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the first quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 97% year-to-date in 2014. The property continues to be marketed via rental websites and print advertising. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

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

(Series 36). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $2,476,650 and $216,523, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(121,517) and $1,171,987, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In March 2012, the operating general partner of Aloha Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2012. The sales price of the property was $5,500,000, which included the outstanding mortgage balance of approximately $1,749,703, a seller’s note equal to $750,000 (which the investment limited partnership has a 50% ownership interest), and cash proceeds to the investment partnership of $1,324,272. Of the total proceeds received by the investment partnership, $77,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,242,272 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 36 in the event of recapture. Note that the operating general partner wired an additional $131,000 from its share of the net sale proceeds to the investment general partner to be held as security for the Post Transfer Compliance and Indemnity Agreement. The $131,000 will be returned to the operating general partner approximately three years after the expiration of the compliance period assuming there is no event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $1,242,272 as of December 31, 2012. In April 2014, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash accounts in the amount of $25,054, which were returned to the cash reserves held by Series 36.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The property has historically operated with low occupancy and below breakeven operations. In 2012, the property averaged 88% occupancy and operated below breakeven as high maintenance expenses drove up total operating costs. Occupancy improved slightly in 2013, averaging 92% for the year. However, the property operated below breakeven during the year due to the completion of deferred maintenance items associated with updating units. Deferred maintenance items included floor and carpet replacements, new lighting and new appliances. In February 2014, management had to replace two roofs due to storm damage. The replacements were covered by insurance proceeds, net of a $10,000 deductible. The property operated slightly below breakeven through the first quarter of 2014. Expenses decreased in early 2014 as many of the deferred maintenance items were completed in 2013 and additional costs are not being incurred. A site visit was completed in September 2013 and the property was found to be in good condition. The operating general partner continues to fund deficits as needed. The property’s mortgage, real estate taxes, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Nowata village LP expires on December 31, 2014.

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

(Series 37). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2014 all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(520,690) and $(1,598,753), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.06, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 37 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(187,483) and $(195,816), respectively. The major components of these amounts are the miscellaneous income and the fund management fee.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the first quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 97% year-to-date in 2014. The property continues to be marketed via rental websites and print advertising. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of March 31, 2014, the property continued to operate at a deficit through the first quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses, inclusive of snow removal and HVAC costs, also continued to be high in the first quarter. To offset the high expenses, management implemented a rent increase in the second quarter of 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue was higher by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit. The operating general partner’s operating deficit guaranty is unlimited in time and amount and he continues to fund deficits as necessary. All mortgage, tax and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of March 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables.

It also has several deferred maintenance items that could not be addressed due to the property’s weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Mortgage Note”) being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2014, February 2013 and February 2012, the operating general partner provided approximately $20,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during the first quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $20,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through March 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,279,500. As of March 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of March 31, 2014 the monthly installment payments were six months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $94,400, $127,300 and $98,800, respectively, had not been paid as of March 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of March 31, 2014.

Average occupancy at the property in the first quarter of 2014 was 69%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for February 2014 was 19.2% compared to 8.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2014 approximately 60% of the property’s rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property’s maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and during the first quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of March 31, 2014 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of March 31, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,500 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of March 31, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $393,477 is equivalent to recapture and interest of $153 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the first quarter of 2014 due to the optional bond redemption financing structure. Occupancy remained low in 2013, with an average of 74%. Occupancy was 77% as of March 31, 2014. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield unqualified applicants. Applicants are either over or under income or unable to pass the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue; as of the end of the first quarter of 2014 only one of the fifty-two vacant units was in rent ready condition. Accounts payable have continued to run high and management has continued to pay vendors on an incremental basis in order to avoid being shut off from service. Security continues to be monitored by the three courtesy officers who live on-site, and no major security-related incidents were reported in the first three months of 2014. All mortgage, insurance and real estate tax payments are current through March 31, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

(Series 38). As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(520,434) and $(909,551), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.04, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for

Series 38 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(103,034) and $(143,068), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and miscellaneous income.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90%. However, there were signs of improvement during the first quarter of 2014 as average occupancy was 98%. The operating general partner attributes this increase to an improving local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remained below breakeven during the first quarter due to vacancy and concession loss as well as high operating expenses and high debt payments. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

(Series 39). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(652,293) and $(967,720), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.09, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 39 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(135,596) and $(254,218), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. The property has historically struggled to maintain occupancy above 90%. However, there were signs of improvement during the first quarter of 2014 as average occupancy was 98%. The operating general partner attributes this increase to an improving local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Operations remained below breakeven during the first quarter due to vacancy and concession loss as well as high operating expenses and high debt payments. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The operating general partner’s obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

(Series 40). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(1,071,449) and $(652,403), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.11, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 40 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(207,935) and $(506,558), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of March 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property’s weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Mortgage Note”) being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2014, February 2013 and February 2012, the operating general partner provided approximately $20,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during the first quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $20,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through March 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,279,500. As of March 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of March 31, 2014 the monthly installment payments were six months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $94,400, $127,300 and $98,800, respectively, had not been paid as of March 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of March 31, 2014.

Average occupancy at the property in the first quarter of 2014 was 69%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for February 2014 was 19.2% compared to 8.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2014 approximately 60% of the property’s rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property’s maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and during the first quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of March 31, 2014 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of March 31, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,500 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of March 31, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $80,600 is equivalent to recapture and interest of $30 per 1,000 BACs.

Sedgwick Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to insufficient rental rates, high expenses and high debt service. Unit turnover has been significant due to a number of deaths and residents moving to assisted living facilities; still average occupancy was high at 96% in 2013. Occupancy is 94% as of March 31, 2014. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market. Maintenance expenses increased due to plumbing supplies and costs associated with making units rent ready. The operating general partner was exploring refinancing options but found difficulties attracting lenders due to the size of the first permanent mortgage. At this time, there is no further plan to refinance the existing loan. The real estate taxes, mortgage, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2016.

MA NO 2, LLC (Parkview Apartments) is a 25-unit family property in Springfield, MA. In 2012 the property operated well, generating $23,000 of cash. Although occupancy improved in 2013, rental revenue was down from 2012. Rental revenue in 2012 was inflated as the loss rents insurance policy paid at higher rent levels for the down units caused by the fire in 2012. During the year, the operating general partner withdrew $31,000 from the Replacement Reserves to reimburse themselves after making previous operating advances for capital expenditures. The operating general partner continues to fund the operating deficits, even as their guarantee expired in 2006. Occupancy as of March 31, 2014, is 92%. Management has confirmed that the mortgage, property taxes, and insurance payments are current through March 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for MA NO 2, LLC subsequent to March 31, 2014.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. In 2013, the property operated below breakeven with an average occupancy of 71%. Through the first quarter of 2014 operations remain below breakeven despite a slight increase in average occupancy. Average occupancy in the first quarter was 74%, with the property being 85% occupied in March. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month’s rent, over the first three months of occupancy rather than in a lump sum at move-in. The increase in operating expenses is primarily due to an increase in the property insurance. The property was damaged by a hurricane in 2012, and as a result insurance costs increased in 2013. The investment general partner inspected the property on June 12, 2013 and found it to be in good condition. The operating general partner has stated that any operating deficit will be funded by deferring management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated below breakeven in 2013 due to low occupancy and continues to operate below breakeven through the first quarter of 2014 for the same reason. Year-to-date average occupancy at the property is 60%. The operating general partner has struggled with finding a manager for the property and as a result the occupancy has declined from an average of 80% in 2012. An interim manager has been hired but a suitable permanent replacement has not been found. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The interim manager continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month’s rent, over the first three months of occupancy rather than in a lump sum at move-in. A site inspection was conducted in March 2014, and the property received “good” ratings for physical inspection, management, and the overall score. The operating general partner has stated that any deficit will be funded by deferring management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. Maintenance expenses increased in 2012, mostly from repairs associated with the age of the property and increased unit turnover. In the first quarter of 2014, occupancy has averaged 93%, with lower traffic due to the harsh winter. Management has stated that market conditions are improving, although many applicants do not qualify for LIHTC housing because their incomes are too high. Maintenance expenses have been reduced through decreased turnover; however, concessions have continued in 2013 and 2014, and Section 8 voucher rates have dropped. The property operated below breakeven in 2013 and through the first quarter of 2014. The operating general partner is focused on reducing operating costs by refinancing the permanent mortgage, which has an 8.2% interest rate. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Capitol Five Limited Partnership (Mason’s Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. The property sustained fire damage on December 28, 2013. The resident living in the unit where the fire started was not home at the time. However, the resident’s 27 year old son was visiting and sleeping in the unit when the fire occurred. The son was transported to the hospital where he was pronounced dead. There were no injuries to any other residents. The cause of the fire is still under investigation by the fire department. There were a total of four units impacted that are now offline due to fire, smoke, and water damage. All displaced residents were temporarily relocated to live with family or moved into vacant units at the property. Insurance agents for both the property and tenant have been at the property and are currently finalizing their reports. As the property is beyond the credit period, there will be no credit loss caused by the units being uninhabitable as of December 31, 2013. The property would be subject to credit recapture if the basis is not restored by the end of the second year following the casualty event. Repair work to the affected building was complete at the end of March 2014. However, operations declined below breakeven in 2013 as a result increased maintenance expenses. Occupancy averaged 95% in 2013 but began to decline toward the end of the year and into 2014. Physical occupancy finished March 2014 at 83%. Management reports that despite repeated assurances of the building’s safety, some tenants residing in unaffected units near the fire damaged units vacated due to the fear that their unit would catch fire as well. These issues are not expected to continue as property occupancy is historically strong and management expects vacancy will decrease through 2014. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

(Series 41) As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012, the series, in total, generated $(952,620) and $(911,814), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.02 and $0.36, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 41 was $0. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2014 and 2013, the net income (loss) of the series was $(165,403) and $(1,379,525), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 75% in 2013 and it was 74% occupied as of March 31, 2014. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 83% as of March 31, 2014. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. However, occupancy has continued to be an issue and the property was 87% occupied as of March 31, 2014. As a result of low occupancy the property operated below breakeven through the first quarter of 2014. The mortgage, property taxes and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 75% as of March 31, 2014. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property’s newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the first quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Hawthorne Associates, LP (Sandalwood Apartments) is a 20-unit property located in Toppenish, Washington. As of December 31, 2012, occupancy was 100% and the property operated above breakeven. In 2013, average occupancy was 92% with operations remaining above breakeven. Occupancy is 100% as of March 31, 2014. Improved operations are due to higher occupancy and better rent collection. In addition, the balance sheet is strong with sufficient operating cash to cover all accrued expenses and accounts payable. All required reserves are fully funded. The taxes, mortgage and insurance are all current. The low income tax credit compliance period expires on December 31, 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Hawthorne Associates, LP subsequent to March 31, 2014.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. In the first quarter of 2014, the property operated at breakeven due to improved occupancy, collections, and expense control by the new management agent that took over property operations on June 1, 2013. The property was 100% occupied as of March 31, 2014.

During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. In addition, the operating general partner must complete various administrative tasks such as notifying previous tenants of the consent order. As of March 31, 2014 the presiding judge had not signed the consent order; however, the operating general partner had started the retrofit work and notification process. In March 2013, the operating general partner entered into a purchase and sale agreement (the “PSA”) to sell its interest in the operating partnership. The buyer terminated the PSA in December 2013 due to the uncertainty and risk for a substitute general partner caused by the consent agreement. The investment general partner intends to work closely with new management and the current operating general partner to further improve operations and ensure that all required repairs are made. All mortgage, real estate tax, and insurance payments are current as of March 31, 2014.

In July 2013, the investment general partner transferred its interests in Forest Glen Village LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,259,434 and cash proceeds to the investment partnerships of $107,333 and $53,667 for Series 20 and Series 41, respectively. Of the total proceeds received, $3,333 and $1,667 for Series 20 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $104,000 and $52,000 for Series 20 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $104,000 and $52,000 for Series 20 and Series 41, respectively, as of September 30, 2013.

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the first quarter of 2014, property operations were below breakeven due to increased operating expenses. Occupancy has increased from an average of 81% in 2013 to 97% at the end of the first quarter of 2014. Management attributes this increase to the strong performance of a new property manager. While occupancy has improved, management has stated that the local economy is still relatively weak and job opportunities are limited. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The high operating expenses have been driven by contract labor costs associated with deferred maintenance repairs. The operating general partner has stated that any deficits would be funded by deferring management fees and, if necessary, they would advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

(Series 42). As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(794,476) and $(1,350,231), respectively, in passive tax income (losses) that were passed through to the investors, and and also provided $0.18 and $0.77, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013 Investments in Operating Partnerships for Series 42 was $0 and $109,918, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013 the net income (loss) of the series was $(578,220) and $(1,816,283), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment losses.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 67%. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. As a result of the continued decrease in in occupancy and rental revenues, the property continues to operate below breakeven through March 31, 2014. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 84%. Through the first quarter of 2014 operations remain below breakeven despite a slight increase in average occupancy. Year-to-date average occupancy is 88% and the property was 93% occupied in March 2014. Management states that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and those employed typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property’s second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month’s rent, over the first three months of occupancy rather than in a lump sum at move-in. The investment general partner conducted a site visit in March 2014 and found the property in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the first quarter of 2014 as a result of low occupancy and high unit turnover costs. The property ended the quarter at 80% occupancy. During the fourth quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. As of March 31, 2014 the consent order has yet to be signed by the presiding judge; however, the operating general partner has initiated the retrofit and notification process. The investment general partner will work closely with the operating general partner to ensure that the consent order is addressed within the required timeframes. The investment general partner will also continue to push the management agent to implement more processes and procedures to improve partnership operations. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current as of March 31, 2014.

Crittenden County Partners, LP (Park Plaza III Apartments) is a 24-unit property located in West Memphis, Arkansas. The property operated above breakeven through the first quarter of 2014 and was 100% occupied as of March 31, 2014. The property is financed by a mortgage loan payable to Regions Bank. The loan matures June 12, 2014 in the approximate amount of $516,384. The investment limited partner will work closely with the operating general partner to ensure the mortgage is renewed at the end of its term. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

(Series 43) As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(1,202,969) and $(1,070,334), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.49 and $0.90, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 43 was $178,330 and $1,467,908, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(1,582,420) and $(2,884,319), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment loss, and amortization of acquisition costs.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 93% occupancy in 2013 but operated below breakeven. As of March 31, 2014, occupancy is 89% with operations remaining below breakeven due to increased real estate taxes. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified residents. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the first quarter of 2014, the property continues to operate above breakeven. The mortgage and insurance are current through March 31, 2014. The property is 100% occupied through March 31, 2014. The low income housing tax credit compliance period expires on December 31, 2015.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed its most recent site visit in March 2014. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner has also decided to start 2014 again utilizing fund reserves to finance deficits if they arise to keep the mortgage current. In the first quarter of 2014, physical occupancy averaged 94% and operations were reported at a breakeven level. Nonetheless, $22,733 was advanced in first quarter of 2014 from Fund Reserves to pay some of the aged payables that accrued during late 2013 and early 2014. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations do not support a re-financing at the current mortgage balance and the refinancing gap is significant there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. That being said, the mortgage payment, real estate taxes and insurance payments were current as of March 31, 2014.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property continues to operate below breakeven due to increased maintenance expenses associated with making vacant units rent ready. To remain competitive in the marketplace, management has increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. From its December 2012 low of 64%, occupancy improved in 2013, averaging 95% for the year, and the property operated slightly above breakeven due to increased income and an overall decrease in expenses. As of March 31, 2014, occupancy was 89%. The investment general partner intends to work with the operating general partner to improve resident selection, reduce maintenance expenses, and increase occupancy. The operating general partner intends to continue to fund deficits. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a ($4,400) deficit in 2012 due to a bed bug issue that caused low occupancy and increased maintenance costs related to efforts to remedy the problem. In 2013 the property continued to operate below breakeven. Occupancy ended 2013 at 100% and remains strong at 92% as of March 31, 2014. Bad debt has also been an issue as the property was only able to achieve 70% and 74% economic occupancy in 2012 and 2013, respectively.  The 2013 deficits were funded by deferring required replacement reserve deposits and utilizing replacement reserve funds. The reserve funds were used for equipment replacement, carpet replacement, painting and unit turnover expense. Bad debt consisting of late fees, damages, and rent of $10,000 was written off in December of 2013. Management expects operations to improve to breakeven status in 2014. As of March 31, 2014, there have been no reports or evidence of bed bugs. Turnovers have been reduced with the resolution of the bed bug issue. The investment general partner visited the property on September 10, 2013 to meet the property and regional managers, conduct the annual site inspection, and review files. The visit revealed that the site manager was professional and knowledgeable, that the physical appearance of the grounds improved over the prior year and that tenant files were in compliance with Section 42 guidelines. The last state inspection was conducted in July 2013 with minor findings that were addressed by the management company. All mortgage, taxes and insurance are current through March 31, 2014. The operating deficit guarantee expires July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Library Square Apartments (MDI Limited Partnership #81) is a 46-unit senior property located in Mandan, North Dakota. In the first quarter of 2014 the investment general partner learned that the operating general partner assigned its ownership interest in the Operating Partnership to an affiliate of the prior operating general partner, without the consent of the special limited partner, investment general partner, or the lender. The lender considered the unauthorized assignment an event of default. The special limited partner and investment general partner were not notified by the operating general partner of the original default notice, which was issued in November 2012, until April 2014. The investment general partner and special limited partner are currently performing the due diligence necessary to approve the change in operating general partner interest. Approval by the special limited partner and investment general partner via an Operating Partnership Amendment is part of the documentation package that the operating general partner must submit to the lender to cure the current default. Through the first quarter of 2014, the property operated above breakeven with average occupancy of 100%. All mortgage, taxes, and insurance are current through March 31, 2014. The operating deficit guarantee expired December 31, 2008. The low income housing tax credit compliance period expires on December 31, 2018.

(Series 44) As of March 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(2,531,177) and $(2,137,461), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.67 and $0.86, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 44 was $0 and $1,079,218, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(2,529,532) and $(1,930,330), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, impairment losses and amortization of acquisition costs.

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

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the State Tax Credit Syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (The Letter Agreement) in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that was hired to coordinate the HUD loan application forecasted a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period was estimated to be $675,000 - $825,000. With the increase in interest rates by the time the loan application was completed in early December 2013 and the confirmation of increased upfront escrow requirements for repairs and deferred maintenance resulting from the physical needs assessment, the estimated funding shortfall increased to between $1,650,000 and $1,800,000. This represented new capital that would need to be provided to the Operating Partnership and raised by the State and Federal tax credit syndicators from new investors. The investment general partner investigated selling some or all of the remaining federal tax credits to source the federal tax credit investors’ share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. In late December 2013, the investment general partner and the State Tax Credit syndicator concluded they could not raise the capital required to close the refinancing. As a result, the January 1, 2014 bond payment was missed and a default notice was issued on January 3, 2014 by the servicing agent for the mortgage bonds. The servicing agent promptly initiated a foreclosure action and the foreclosure sale occurred on March 4, 2014. As a result, the investment limited partner will lose future tax credits of $27,713, and incur recapture and interest penalty costs of $59,658, equivalent to approximately $10 and $22 per 1,000 BACs respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership would not have expired until December 31, 2019.

Although occupancy has remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property’s real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker’s hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed its most recent site visit in March 2014. The property was found to be in good physical condition. The investment general partner intends to continue to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner has also decided to start 2014 again utilizing fund reserves to finance deficits if they arise to keep the mortgage current. In the first quarter of 2014, physical occupancy averaged 94% and operations were reported at a breakeven level. Nonetheless, $22,733 was advanced in the first quarter of 2014 from Fund Reserves to pay some of the aged payables that accrued during late 2013 and early 2014. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner’s request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations do not support a re-financing at the current mortgage balance and the refinancing gap is significant there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. That being said, the mortgage payment, real estate taxes and insurance payments were current as of March 31, 2014.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. In September 2013, the court-appointed receiver for the Operating Partnership entered into an agreement to sell the property to a third-party buyer for $1,173,000; the sale transaction closed on November 26, 2013. After payment of the outstanding real estate taxes, the remaining proceeds of $210,000 were paid to the first mortgage lender. There were no cash proceeds to the investment partnership. The buyer agreed to operate the property in accordance with the land use and regulatory agreement as well as Section 42 of the Tax Code; therefore, resulting in no tax credit recapture or interest penalties for the investment limited partner stemming from the sale. The investment limited partners will, however, lose federal tax credits in 2013 and 2014 totaling $30,660 and $131,253, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Despite the sale of the property, the low income housing tax credit compliance period for the tax credits received remains unchanged and will expire on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Average occupancy in recent years has not been strong due to continued weakness in the local economy and the ineffectiveness of prior management. The property operated below breakeven in the first quarter of 2014, as well as in 2013 and 2012. During the first quarter of 2014 negative operations were primarily due to lower net rental income resulting from increased vacancies. In 2013, negative operations were primarily due to lower net rental income from increased vacancies, as well as increased bad debt and maintenance expenses. Negative operations have been financed by increases in accounts payable, draws from the replacement reserves as well as an advance from fund reserves of $25,431 in 2013. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy in the first quarter of 2014 was 81% compared to 79% and 82% in 2013 and 2012, respectively. Occupancy decreased in 2013 partly due to an increase in evictions resulting from the new third party management company not accepting partial rent payments as the previous manager had done. Due to the subject evictions the operating partnership incurred increased bad debt expense in 2013. Occupancy also decreased in 2013 due to the limited traffic flow of qualified applicants. Management replaced the site manager in January 2014 and expanded its outreach marketing efforts to increase traffic flow and improve occupancy. Management is forecasting average occupancy to increase to above 90% for the second half of 2014. In June 2013 the new third party management company commenced a plan in coordination with the lender to address deferred maintenance in approximately ten vacant units which had not been maintained as rent ready by the previous management company. As part of this plan, the lender agreed to fast-track reimbursement requests from the Operating Partnership’s replacement reserve escrow to pay invoices for the costs to make the down units rent ready. By the end of the third quarter of 2013, all ten (10) of these previously not rent ready units had been repaired and made fully rent ready for prospective tenants. Mortgage payments, real estate taxes and insurance are current as of March 31, 2014. The low income housing tax credit compliance period expires on December 31, 2018.

(Series 45) As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(1,460,815) and $(1,650,716), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.74 and $0.95, respectively, in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for

Series 45 was $2,004,492 and $4,953,547, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(3,485,593) and $(3,626,224), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of March 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property’s weak operating cash flow and lack of reserves.

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

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Mortgage Note”) being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note was set at 2% over prime. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with “consent and confession judgments” through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In February 2014, February 2013 and February 2012, the operating general partner provided approximately $20,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, during the first quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $20,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through March 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,279,500. As of March 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of March 31, 2014 the monthly installment payments were six months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $94,400, $127,300 and $98,800, respectively, had not been paid as of March 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of March 31, 2014.

Average occupancy at the property in the first quarter of 2014 was 69%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for February 2014 was 19.2% compared to 8.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of March 31, 2014 approximately 60% of the property’s rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property’s maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Although there are qualified tenants available, vacancies continue to remain high due to the lack of available funds to complete the costly unit turns. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and during the first quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

As noted above, as of March 31, 2014 the operating general partner reports that the lender has not yet issued a default notice to the Operating Partnership with regard to the New Mortgage Note and Settlement Agreement. In addition, the operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of March 31, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,500 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of March 31, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $23,344 is equivalent to recapture and interest of $6 per 1,000 BACs.

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

After the operating general partner stopped funding deficits it notified the investment general partner that it was willing to either: a) transfer its general partner interest to the investment general partner, or b) transfer the property to the lender in a deed in lieu of a foreclosure transaction if the investment general partner elected not to become the operating general partner. During the first and second quarters of 2013, the investment general partner and the State Tax Credit Syndicator negotiated with the servicing agent in an attempt to re-structure the payment terms for the mortgage bonds and avoid foreclosure and possible recapture. On June 28, 2013 the aforementioned parties executed a letter agreement (the Letter Agreement) in which the servicing agent agreed to allow the investment general partner and the state tax credit syndicator until February 28, 2014 to refinance the existing mortgage bonds. The servicing agent consented to early bond redemption and agreed that no penalties would be charged to the Operating Partnership. Concurrently with the Letter Agreement being signed, the investment general partner and the state tax credit syndicator cured the payment defaults on June 28, 2013, agreed to keep the bond payments current during the loan application process, and agreed to share the costs of the refinancing 50%/50%. The mortgage bank that was hired to coordinate the HUD loan application forecasted a funding shortfall of $400,000 - $500,000 based on interest rate levels in early July 2013. Including the payment in June 2013 to bring the bonds current and anticipated deficit funding through closing on the refinancing, the total new capital needed through the refinancing period was estimated to be $675,000 - $825,000. With the increase in interest rates by the time the loan application was completed in early December 2013 and the confirmation of increased upfront escrow requirements for repairs and deferred maintenance resulting from the physical needs assessment, the estimated funding shortfall increased to between $1,650,000 and $1,800,000. This represented new capital that would need to be provided to the Operating Partnership and raised by the State and Federal tax credit syndicators from new investors. The investment general partner investigated selling some or all of the remaining federal tax credits to source the federal tax credit investors’ share of the new capital needed in order to: a) cure the mortgage bond default, b) facilitate the early redemption and re-financing of the existing mortgage bonds, and c) avoid foreclosure and the accompanying recapture costs. In late December 2013, the investment general partner and the State Tax Credit syndicator concluded they could not raise the capital required to close the refinancing. As a result, the January 1, 2014 bond payment was missed and a default notice was issued on January 3, 2014 by the servicing agent for the mortgage bonds. The servicing agent promptly initiated a foreclosure action and the foreclosure sale occurred on March 4, 2014. As a result, the investment limited partner will lose future tax credits of $742,111, and incur recapture and interest penalty costs of $1,597,559, equivalent to approximately $185 and $398 per 1,000 BACs respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership would not have expired until December 31, 2019.

Although occupancy has remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property’s real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

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

(Series 46) As of March 31, 2014 and 2013 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2014, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2013 and 2012 the series, in total, generated $(1,374,629) and $(1,390,016), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.97 for both years in tax credits per BAC to the investors.

As of March 31, 2014 and 2013, Investments in Operating Partnerships for Series 46 was $3,145,879 and $5,995,347, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2014 and 2013, the net income (loss) of the series was $(3,125,208) and $(3,165,494), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment loss.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs decreased significantly. Overall operating expenses decreased in 2012 and the property operated slightly above breakeven. Occupancy averaged 97% in 2013 has continued to remain strong at 94% as of March 31, 2014. Operations at the property fluctuated in 2013 and were below breakeven for the year due to sporadically high maintenance and administrative expenses. Through the beginning of 2014, bed bug exterminating costs continue to challenge the property, and the property is operating below breakeven. Several changes have currently been made or are in process to get the bed bug issue resolved. First, a new property manager was hired in January. Second, the maintenance staff was trained extensively on how to monitor the units for early signs of infestations. Third, as of March 2014, management has terminated the previous costly contract with the company that was conducting the monthly heat treatments. In the interim, monthly canine inspections are being completed, and units are being chemically treated as needed. Lastly, to address the repeat infestations, management has paired up with the local Housing Authority to work on a program for tenant behavior modification. This program is not only cost effective, but has also had a 100% success rate at another property in the operating general partner’s portfolio. Tenants will be required to attend an informative seminar about the bed bug epidemic, which will teach them how to spot, eliminate, and prevent future infestations. Thereafter, management will follow up weekly with tenants. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite ending March 2014 with a 98% occupancy rate, the property operated at breakeven during the first quarter of 2014. Contributing factors included high operating expenses, high interest rate mortgage debt, and insufficient rental rates.  In addition, harsh winter weather resulted in a 66% increase in monthly snow related expenses in the first quarter of 2014 compared to the first quarter of 2013. Despite management increasing all unit rents by $20/month in the third quarter of 2013, expense growth continued to outpace revenue growth. Per state housing agency regulations, only one rent increase can occur in a 365 day period. Major repairs to the parking lot, concrete curbing, unit specific floor repairs, and landscaping also led to higher maintenance expenses during 2013. Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn’t willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. The first mortgage lender continues to review this request; however, the process has been stalled due to the bank’s concerns over the ongoing personal bankruptcy of the principal of the operating managing member. The operating managing member reports that the monthly mortgage, tax, and insurance escrow payments are current as of March 31, 2014.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2014 and 2013. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2014. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2014, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 65, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 52, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 67, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 50, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2014 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2014 was $4,069,465.

2. The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $352,566 for amounts charged to operations during the year ended March 31, 2014. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

As of March 31, 2014, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.11%
Series 22	8.65%
Series 23	6.72%
Series 26	8.56%
Series 27	9.23%
Series 28	8.17%
Series 29	7.20%
Series 30	7.26%
Series 31	6.84%
Series 32	9.24%
Series 33	8.23%
Series 34	9.18%
Series 35	7.90%
Series 36	6.97%
Series 37	8.55%
Series 38	8.98%
Series 39	8.31%
Series 40	6.04%
Series 41	9.68%
Series 42	6.82%
Series 43	7.35%
Series 44	7.33%
Series 45	5.30%
Series 46	7.08%

As of March 31, 2014, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2014.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$12,072	$9,672	$20,772	$14,922	$16,672

Audit Related Fees	-	-	-	-	-

Tax Fees	5,305	4,075	6,740	5,715	6,330

All Other Fees	-	-	-	-	-

Total	$17,377	$13,747	$27,512	$20,637	$23,002

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$14,422	$29,472	$14,372	$18,522	$15,122

Audit Related Fees	-	-	-	-	-

Tax Fees	4,895	10,840	5,715	7,970	6,945

All Other Fees	-	-	-	-	-

Total	$19,317	$40,312	$20,087	$26,492	$22,067

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$14,622	$17,672	$13,272	$10,322	$12,872

Audit Related Fees	-	-	-	-	-

Tax Fees	6,125	7,970	5,715	4,280	5,510

All Other Fees	-	-	-	-	-

Total	$20,747	$25,642	$18,987	$14,602	$18,382

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2014 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,672	$12,222	$9,522	$10,722	$9,922

Audit Related Fees	-	-	-	-	650

Tax Fees	4,895	4,895	4,075	4,690	4,485

All Other Fees	-	-	-	-	-

Total	$16,567	$17,117	$13,597	$15,412	$15,057

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,122	$14,722	$16,072	$15,922	$10,722

Audit Related Fees	2,600	4,875	3,900	5,850	1,950

Tax Fees	5,920	6,740	7,150	7,355	5,100

All Other Fees	-	-	-	-	750

Total	$21,642	$26,337	$27,122	$29,127	$18,522

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,273	$12,727

Audit Related Fees	8,775	4,875

Tax Fees	8,790	5,715

All Other Fees	-	-

Total	$36,838	$23,317

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$15,081	$11,436	$17,106	$14,676	$16,296

Audit Related Fees	-	-	-	-	-

Tax Fees	6,170	4,370	6,970	5,970	6,570

All Other Fees	-	-	-	-	-

Total	$21,251	$15,806	$24,076	$20,646	$22,866

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$14,676	$24,399	$14,274	$18,729	$16,704

Audit Related Fees	-	-	-	-	-

Tax Fees	6,170	10,570	5,570	7,770	6,770

All Other Fees	-	-	-	-	-

Total	$20,846	$34,969	$19,844	$26,499	$23,474

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$15,084	$18,729	$14,274	$11,844	$13,869

Audit Related Fees	-	265	530	-	-

Tax Fees	5,970	7,770	5,570	4,370	5,370

All Other Fees	-	-	-	-	-

Total	$21,054	$26,764	$20,374	$16,214	$19,239

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2013 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,654	$12,654	$11,034	$12,249	$11,844

Audit Related Fees	1,060	530	530	1,590	1,590

Tax Fees	4,770	4,770	3,970	4,570	4,370

All Other Fees	-	-	-	-	-

Total	$18,484	$17,954	$15,534	$18,409	$17,804

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$14,679	$16,299	$17,109	$17,514	$12,249

Audit Related Fees	3,975	4,505	4,240	5,300	2,120

Tax Fees	5,770	6,570	6,970	7,170	4,970

All Other Fees	-	-	-	-	-

Total	$24,424	$27,374	$28,319	$29,984	$19,339

Fee Type	Ser. 45	Ser. 46
Audit Fees	$20,349	$14,274

Audit Related Fees	7,420	3,975

Tax Fees	8,570	5,570

All Other Fees	-	-

Total	$36,339	$23,819

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2014 and 2013

Statements of Operations for the years ended March 31, 2014 and 2013

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2014 and 2013

Statements of Cash Flows for the years ended March 31, 2014 and 2013

Notes to Financial Statements, March 31, 2014 and 2013

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

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (Incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership(Incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 29, 1999.)

bl.	Agreement of Limited Partnership of Lake City Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 3, 2000.)

bm.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on on February 9, 2000.)

bn.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

bo.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 16, 2000.)

bp.	Agreement of Limited Partnership of Lombard Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 26, 2000.)

bq.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

br.	Agreement of Limited Partnership of Jackson Bond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Breezewood II, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.)

bu.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

bv.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 13, 2002.)

bw.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2002.)

bx.	Agreement of Limited Partnership of Springfield Metro (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

bz.	Agreement of Limited Partnership of Meadowside Associates (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Los Lunas Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Edna Vanderbilt (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.	Agreement of Limited Partnership of Hawthorne Assoc. LP (Incorporated by reference from registrants current report on form 8-K as filed Eith the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Heritage Two LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cj.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of Casa Rosa Apartments (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of Lake Apartments II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Northrock Housing Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of AHAB Project One LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Randolph Village Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cp. Agreement of Limited Partnership of Sr. Suites Chicago Austin LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Clubview Partners LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31,2003.)

ct.	Agreement of Limited Partnership of Lombard Partners LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Millwood Park LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Hillside Terrace Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Montfort Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of Summerdale Partners LP II (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Seagraves Apartments LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of COGIC Village LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Parkside Plaza LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of Granada Rose LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Northrock Housing Assoc.LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Southaven Partners I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Howard Park Ltd (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Highway Partners 18 LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Wedgewood Park LP incorporated by reference from registrants current report on form 8-K as filed filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.	Agreement of Limited Partnership of Annadale Housing Partners (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of FAH Silver Pond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Aldine Westfield Apts., LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of KC Shalom Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Breeze Cove Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of DS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of CC Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of TS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of Carpenter School I Elderly Apts.LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of Lyceum Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of New Shinnston I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ee.	Agreement of Limited Partnership of New Shinniston I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ef.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

eg.	Agreement of Limited Partnership of HS Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.

eh.	Agreement of Limited Partnership of SM Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ei.	Agreement of Limited Partnership of CT Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26,2004.)

ek.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26,2004.)

el.	Agreement of Limited Partnership of Byam Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

em.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

en. Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 29,2004.)

eo.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 3, 2004.)

ep.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 1, 2004.)

eq.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

er.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

es. Agreement of Limited Partnership of Tanglewood Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 4, 2004.)

et.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

eu.	Agreement of Limited Partnership of Clayton Station Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

ev.	Agreement of Limited Partnership of Deer Meadows Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906
a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P.
General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: July 10, 2014		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

July 10, 2014	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

July 10, 2014	/s/ Marc N. Teal	Sr. Vice President,
	Marc N. Teal	Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

