Form 10-Q
period 2014-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2014-08-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2014
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three Months	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-205

Item 3. Quantitative and Qualitative Disclosures About Market Risk	206

Item 4. Controls and Procedures	206

PART II OTHER INFORMATION

Item 1. Legal Proceedings	207

Item 1A. Risk Factors	207

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	207

Item 3. Defaults Upon Senior Securities	207

Item 4. Mine Safety Disclosures	207

Item 5. Other Information	207

Item 6. Exhibits	207

Signatures	208

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$5,077,792	$5,328,701

OTHER ASSETS
Cash and cash equivalents	19,766,428	12,797,054
Notes receivable	22,790	22,790
Acquisition costs, net	183,678	200,376
Other assets	237,930	180,417

	$25,288,618	$18,529,338

LIABILITIES

Accounts payable and accrued expenses	$184,548	$160,120
Accounts payable affiliates (Note C)	51,177,417	50,042,235
Capital contributions payable	636,912	664,260

	51,998,877	50,866,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,626,246 outstanding as of June 30, 2014 and March 31, 2014.	(19,276,934)	(24,847,683)
General Partner	(7,433,325)	(7,489,594)

	(26,710,259)	(32,337,277)

	$25,288,618	$18,529,338

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	198,177	204,785
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$198,177	$204,785

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,507,557	1,488,111
Capital contributions payable	-	-

	1,507,557	1,488,111

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,864,700 outstanding as of June 30, 2014 and March 31, 2014.	(988,034)	(962,241)
General Partner	(321,346)	(321,085)

	(1,309,380)	(1,283,326)

	$198,177	$204,785

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	146,120	116,749
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$149,120	$119,749

LIABILITIES

Accounts payable and accrued expenses	$5,000	$5,000
Accounts payable affiliates (Note C)	1,397,414	1,383,089
Capital contributions payable	-	-

	1,402,414	1,388,089

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of June 30, 2014 and March 31, 2014.	(1,078,810)	(1,093,706)
General Partner	(174,484)	(174,634)

	(1,253,294)	(1,268,340)

	$149,120	$119,749

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	99,309	98,564
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$99,309	$98,564

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,907,648	2,892,033
Capital contributions payable	9,352	9,352

	2,917,000	2,901,385

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,561,400 outstanding as of June 30, 2014 and March 31, 2014.	(2,570,430)	(2,555,709)
General Partner	(247,261)	(247,112)

	(2,817,691)	(2,802,821)

	$99,309	$98,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	119,455	118,542
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$119,455	$118,542

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,572,630	2,549,950
Capital contributions payable	-	-

	2,572,630	2,549,950

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,336,227 outstanding as of June 30, 2014 and March 31, 2014.	(2,143,796)	(2,122,247)
General Partner	(309,379)	(309,161)

	(2,453,175)	(2,431,408)

	$119,455	$118,542

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	872,092	890,715
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$872,092	$890,715

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,000	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,168,878 outstanding as of June 30, 2014 and March 31, 2014.	1,045,698	1,064,135
General Partner	(176,606)	(176,420)

	869,092	887,715

	$872,092	$890,715

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,762,219	2,550,061
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	1,250

	$3,763,469	$2,551,311

LIABILITIES

Accounts payable and accrued expenses	$4,029	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,029	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 outstanding as of June 30, 2014 and March 31, 2014.	3,979,290	2,783,242
General Partner	(219,850)	(231,931)

	3,759,440	2,551,311

	$3,763,469	$2,551,311

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,933,024	2,510,330
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$2,933,024	$2,510,330

LIABILITIES

Accounts payable and accrued expenses	$14,960	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	1,127	1,293

	16,087	6,253

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,995,200 outstanding as of June 30, 2014 and March 31, 2014.	3,228,020	2,819,289
General Partner	(311,083)	(315,212)

	2,916,937	2,504,077

	$2,933,024	$2,510,330

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,200,518	1,049,687
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	6,500	6,500

	$1,207,018	$1,056,187

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	-	44,238
Capital contributions payable	7,838	10,020

	12,838	54,258

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,460,700 outstanding as of June 30, 2014 and March 31, 2014.	1,388,685	1,198,357
General Partner	(194,505)	(196,428)

	1,194,180	1,001,929

	$1,207,018	$1,056,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	5,540,904	515,862
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	2,817

	$5,542,154	$518,679

LIABILITIES

Accounts payable and accrued expenses	$12,899	$7,500
Accounts payable affiliates (Note C)	762,075	706,182
Capital contributions payable	15,968	40,968

	790,942	754,650

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,999,738 outstanding as of June 30, 2014 and March 31, 2014.	5,047,448	110,137
General Partner	(296,236)	(346,108)

	4,751,212	(235,971)

	$5,542,154	$518,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	215,362	224,155
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$215,362	$224,155

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,650,766	3,583,859
Capital contributions payable	8,235	8,235

	3,659,001	3,592,094

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,991,300 outstanding as of June 30, 2014 and March 31, 2014.	(3,070,556)	(2,995,613)
General Partner	(373,083)	(372,326)

	(3,443,639)	(3,367,939)

	$215,362	$224,155

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	249,117	253,948
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$249,617	$254,448

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,729,600	1,690,813
Capital contributions payable	127,396	127,396

	1,856,996	1,818,209

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,651,000 outstanding as of June 30, 2014 and March 31, 2014.	(1,364,249)	(1,321,067)
General Partner	(243,130)	(242,694)

	(1,607,379)	(1,563,761)

	$249,617	$254,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	860,448	852,580
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$885,448	$877,580

LIABILITIES

Accounts payable and accrued expenses	$2,257	$2,257
Accounts payable affiliates (Note C)	3,289,035	3,212,781
Capital contributions payable	66,294	66,294

	3,357,586	3,281,332

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,415,757 outstanding as of June 30, 2014 and March 31, 2014.	(2,068,158)	(2,000,456)
General Partner	(403,980)	(403,296)

	(2,472,138)	(2,403,752)

	$885,448	$877,580

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	311,797	310,949
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$311,797	$310,949

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,152,193	3,085,965
Capital contributions payable	3,486	3,486

	3,155,679	3,089,451

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,751,198 outstanding as of June 30, 2014 and March 31, 2014.	(2,409,080)	(2,344,354)
General Partner	(434,802)	(434,148)

	(2,843,882)	(2,778,502)

	$311,797	$310,949

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	198,290	194,920
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$198,290	$194,920

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	1,972,238	1,941,386
Capital contributions payable	69,154	69,154

	2,044,795	2,013,943

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of June 30, 2014 and March 31, 2014.	(1,602,260)	(1,575,053)
General Partner	(244,245)	(243,970)

	(1,846,505)	(1,819,023)

	$198,290	$194,920

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	296,016	299,036
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$296,016	$299,036

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	3,962,716	3,900,829
Capital contributions payable	-	-

	3,965,716	3,903,829

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,528,319 outstanding as of June 30, 2014 and March 31, 2014.	(3,332,613)	(3,268,355)
General Partner	(337,087)	(336,438)

	(3,669,700)	(3,604,793)

	$296,016	$299,036

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	281,453	278,190
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$281,453	$278,190

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,307,694	2,257,174
Capital contributions payable	-	-

	2,307,694	2,257,174

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,298,763 outstanding as of June 30, 2014 and March 31, 2014.	(1,723,953)	(1,677,169)
General Partner	(302,288)	(301,815)

	(2,026,241)	(1,978,984)

	$281,453	$278,190

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	476,480	448,179
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$476,480	$448,179

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,141,471	1,108,351
Capital contributions payable	-	-

	1,272,471	1,239,351

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,104,504 outstanding as of June 30, 2014 and March 31, 2014.	(609,368)	(604,597)
General Partner	(186,623)	(186,575)

	(795,991)	(791,172)

	$476,480	$448,179

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	324,822	305,167
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$324,822	$305,167

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,198,363	2,147,147
Capital contributions payable	138,438	138,438

	2,336,801	2,285,585

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of June 30, 2014 and March 31, 2014.	(1,776,295)	(1,745,050)
General Partner	(235,684)	(235,368)

	(2,011,979)	(1,980,418)

	$324,822	$305,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	230,645	236,887
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$230,645	$236,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,757,932	1,716,832
Capital contributions payable	-	-

	1,757,932	1,716,832

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of June 30, 2014 and March 31, 2014.	(1,293,730)	(1,246,861)
General Partner	(233,557)	(233,084)

	(1,527,287)	(1,479,945)

	$230,645	$236,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	138,131	144,094
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$138,131	$144,094

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,582,099	1,547,899
Capital contributions payable	-	-

	1,582,099	1,547,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,292,151 outstanding as of June 30, 2014 and March 31, 2014.	(1,233,086)	(1,193,325)
General Partner	(210,882)	(210,480)

	(1,443,968)	(1,403,805)

	$138,131	$144,094

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	92,776	96,711
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$92,776	$96,711

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,880,105	2,828,348
Capital contributions payable	102	102

	2,880,207	2,828,450

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,630,256 outstanding as of June 30, 2014 and March 31, 2014.	(2,534,613)	(2,479,478)
General Partner	(252,818)	(252,261)

	(2,787,431)	(2,731,739)

	$92,776	$96,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	173,219	167,428
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$174,437	$168,646

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,114,331	3,054,940
Capital contributions payable	100	100

	3,114,431	3,055,040

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of June 30, 2014 and March 31, 2014. 0.	(2,661,425)	(2,608,361)
General Partner	(278,569)	(278,033)

	(2,939,994)	(2,886,394)

	$174,437	$168,646

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	331,488	266,762
Notes receivable	22,790	22,790
Acquisition costs, net	-	-
Other assets	51,003	51,003

	$405,281	$340,555

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,133,648	2,071,473
Capital contributions payable	73,433	73,433

	2,207,081	2,144,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of June 30, 2014 and March 31, 2014.	(1,542,844)	(1,545,369)
General Partner	(258,956)	(258,982)

	(1,801,800)	(1,804,351)

	$405,281	$340,555

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$172,905	$178,330

OTHER ASSETS
Cash and cash equivalents	358,984	303,384
Notes receivable	-	-
Acquisition costs, net	183,678	200,376
Other assets	92,697	85,341

	$808,264	$767,431

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,624,923	2,548,228
Capital contributions payable	99,265	99,265

	2,724,188	2,647,493

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of June 30, 2014 and March 31, 2014.	(1,575,243)	(1,539,740)
General Partner	(340,681)	(340,322)

	(1,915,924)	(1,880,062)

	$808,264	$767,431

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	36,550	38,362
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	51,724	-

	$88,274	$38,362

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,758,152	1,642,751
Capital contributions payable	-	-

	1,758,152	1,642,751

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of June 30, 2014 and March 31, 2014.	(1,415,731)	(1,350,897)
General Partner	(254,147)	(253,492)

	(1,669,878)	(1,604,389)

	$88,274	$38,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,881,929	$2,004,492

OTHER ASSETS
Cash and cash equivalents	124,171	126,153
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$2,006,100	$2,130,645

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,535,614	1,463,025
Capital contributions payable	16,724	16,724

	1,552,338	1,479,749

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of June 30, 2014 and March 31, 2014.	802,886	998,049
General Partner	(349,124)	(347,153)

	453,762	650,896

	$2,006,100	$2,130,645

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$3,022,958	$3,145,879

OTHER ASSETS
Cash and cash equivalents	194,861	194,854
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,788	3,788

	$3,221,607	$3,344,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,239,213	1,176,831
Capital contributions payable	-	-

	1,239,213	1,176,831

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,980,998 outstanding as of June 30, 2014 and March 31, 2014.	2,225,313	2,408,756
General Partner	(242,919)	(241,066)

	1,982,394	2,167,690

	$3,221,607	$3,344,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2014	2013

Income
Interest income	$8,307	$5,057
Other income	412,269	448,071

	420,576	453,128

Share of income (loss) from Operating Partnerships (Note D)	6,369,551	(442,380)

Expenses
Professional fees	125,455	135,051
Fund management fee, net (Note C)	937,358	1,031,110
Amortization	16,698	111,667
General and administrative expenses	83,598	131,845

	1,163,109	1,409,673

NET INCOME (LOSS)	$5,627,018	$(1,398,925)

Net income (loss) allocated to assignees	$5,570,749	$(1,384,936)

Net income (loss) allocated to general partner	$56,269	$(13,989)

Net income (loss) per BAC	$.07	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2014	2013

Income
Interest income	$152	$115
Other income	-	-

	152	115

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,820	3,820
Fund management fee, net (Note C)	18,746	21,647
Amortization	-	-
General and administrative expenses	3,640	5,417

	26,206	30,884

NET INCOME (LOSS)	$(26,054)	$(30,769)

Net income (loss) allocated to assignees	$(25,793)	$(30,461)

Net income (loss) allocated to general partner	$(261)	$(308)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2014	2013

Income
Interest income	$82	$79
Other income	-	7,154

	82	7,233

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,030	2,900
Fund management fee, net (Note C)	(20,675)	15,182
Amortization	-	-
General and administrative expenses	2,681	3,835

	(14,964)	21,917

NET INCOME (LOSS)	$15,046	$(14,684)

Net income (loss) allocated to assignees	$14,896	$(14,537)

Net income (loss) allocated to general partner	$150	$(147)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2014	2013

Income
Interest income	$43	$138
Other income	284	5,683

	327	5,821

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,820	4,900
Fund management fee, net (Note C)	8,304	13,615
Amortization	-	-
General and administrative expenses	3,073	4,481

	15,197	22,996

NET INCOME (LOSS)	$(14,870)	$(17,175)

Net income (loss) allocated to assignees	$(14,721)	$(17,003)

Net income (loss) allocated to general partner	$(149)	$(172)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2014	2013

Income
Interest income	$43	$84
Other income	7,590	-

	7,633	84

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,820	4,130
Fund management fee, net (Note C)	22,180	19,180
Amortization	-	-
General and administrative expenses	3,400	5,044

	29,400	28,354

NET INCOME (LOSS)	$(21,767)	$(28,270)

Net income (loss) allocated to assignees	$(21,549)	$(27,987)

Net income (loss) allocated to general partner	$(218)	$(283)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2014	2013

Income
Interest income	$641	$647
Other income	1,680	952

	2,321	1,599

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,130	4,590
Fund management fee, net (Note C)	13,493	22,713
Amortization	-	-
General and administrative expenses	3,321	4,222

	20,944	31,525

NET INCOME (LOSS)	$(18,623)	$(29,926)

Net income (loss) allocated to assignees	$(18,437)	$(29,627)

Net income (loss) allocated to general partner	$(186)	$(299)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2014	2013

Income
Interest income	$2,055	$851
Other income	-	10,162

	2,055	11,013

Share of income (loss) from Operating Partnerships (Note D)	1,221,595	-

Expenses
Professional fees	3,345	3,515
Fund management fee, net (Note C)	8,459	9,164
Amortization	-	-
General and administrative expenses	3,717	4,709

	15,521	17,388

NET INCOME (LOSS)	$1,208,129	$(6,375)

Net income (loss) allocated to assignees	$1,196,048	$(6,311)

Net income (loss) allocated to general partner	$12,081	$(64)

Net income (loss) per BAC	$.40	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2014	2013

Income
Interest income	$963	$274
Other income	1,819	4,224

	2,782	4,498

Share of income (loss) from Operating Partnerships (Note D)	396,166	-

Expenses
Professional fees	7,285	7,975
Fund management fee, net (Note C)	(25,381)	48,410
Amortization	-	-
General and administrative expenses	4,184	5,651

	(13,912)	62,036

NET INCOME (LOSS)	$412,860	$(57,538)

Net income (loss) allocated to assignees	$408,731	$(56,963)

Net income (loss) allocated to general partner	$4,129	$(575)

Net income (loss) per BAC	$.10	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2014	2013

Income
Interest income	$895	$156
Other income	-	15,536

	895	15,692

Share of income (loss) from Operating Partnerships (Note D)	232,182	-

Expenses
Professional fees	5,315	4,130
Fund management fee, net (Note C)	32,235	32,995
Amortization	-	-
General and administrative expenses	3,276	4,221

	40,826	41,346

NET INCOME (LOSS)	$192,251	$(25,654)

Net income (loss) allocated to assignees	$190,328	$(25,397)

Net income (loss) allocated to general partner	$1,923	$(257)

Net income (loss) per BAC	$.08	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2014	2013

Income
Interest income	$1,157	$300
Other income	256,356	243,265

	257,513	243,565

Share of income (loss) from Operating Partnerships (Note D)	4,741,256	50,000

Expenses
Professional fees	5,390	5,820
Fund management fee, net (Note C)	2,765	(26,892)
Amortization	-	-
General and administrative expenses	3,431	5,157

	11,586	(15,915)

NET INCOME (LOSS)	$4,987,183	$309,480

Net income (loss) allocated to assignees	$4,937,311	$306,385

Net income (loss) allocated to general partner	$49,872	$3,095

Net income (loss) per BAC	$1.23	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2014	2013

Income
Interest income	$187	$61
Other income	-	6,577

	187	6,638

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,390	7,477
Fund management fee, net (Note C)	66,907	67,455
Amortization	-	-
General and administrative expenses	3,590	5,316

	75,887	80,248

NET INCOME (LOSS)	$(75,700)	$(73,610)

Net income (loss) allocated to assignees	$(74,943)	$(72,874)

Net income (loss) allocated to general partner	$(757)	$(736)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2014	2013

Income
Interest income	$169	$177
Other income	-	-

	169	177

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,605	4,435
Fund management fee, net (Note C)	36,387	36,949
Amortization	-	-
General and administrative expenses	2,795	4,306

	43,787	45,690

NET INCOME (LOSS)	$(43,618)	$(45,513)

Net income (loss) allocated to assignees	$(43,182)	$(45,058)

Net income (loss) allocated to general partner	$(436)	$(455)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2014	2013

Income
Interest income	$352	$179
Other income	-	192

	352	371

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,020	7,030
Fund management fee, net (Note C)	59,254	55,195
Amortization	-	-
General and administrative expenses	3,464	5,296

	68,738	67,521

NET INCOME (LOSS)	$(68,386)	$(67,150)

Net income (loss) allocated to assignees	$(67,702)	$(66,479)

Net income (loss) allocated to general partner	$(684)	$(671)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2014	2013

Income
Interest income	$129	$221
Other income	2,278	-

	2,407	221

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,445	4,130
Fund management fee, net (Note C)	59,728	68,544
Amortization	-	-
General and administrative expenses	3,614	5,328

	67,787	78,002

NET INCOME (LOSS)	$(65,380)	$(77,781)

Net income (loss) allocated to assignees	$(64,726)	$(77,003)

Net income (loss) allocated to general partner	$(654)	$(778)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2014	2013

Income
Interest income	$139	$151
Other income	2,777	1,406

	2,916	1,557

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,345	3,055
Fund management fee, net (Note C)	24,352	30,852
Amortization	-	-
General and administrative expenses	2,701	4,003

	30,398	37,910

NET INCOME (LOSS)	$(27,482)	$(36,353)

Net income (loss) allocated to assignees	$(27,207)	$(35,989)

Net income (loss) allocated to general partner	$(275)	$(364)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2014	2013

Income
Interest income	$70	$12
Other income	4,731	25,146

	4,801	25,158

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,748	6,423
Fund management fee, net (Note C)	61,887	64,149
Amortization	-	-
General and administrative expenses	3,073	4,657

	69,708	75,229

NET INCOME (LOSS)	$(64,907)	$(50,071)

Net income (loss) allocated to assignees	$(64,258)	$(49,570)

Net income (loss) allocated to general partner	$(649)	$(501)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2014	2013

Income
Interest income	$113	$83
Other income	6,305	4,950

	6,418	5,033

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,105	3,515
Fund management fee, net (Note C)	46,520	48,061
Amortization	-	-
General and administrative expenses	3,050	4,554

	53,675	56,130

NET INCOME (LOSS)	$(47,257)	$(51,097)

Net income (loss) allocated to assignees	$(46,784)	$(50,586)

Net income (loss) allocated to general partner	$(473)	$(511)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2014	2013

Income
Interest income	$309	$352
Other income	4,754	9,862

	5,063	10,214

Share of income (loss) from Operating Partnerships (Note D)	25,054	-

Expenses
Professional fees	3,660	3,603
Fund management fee, net (Note C)	28,710	26,922
Amortization	-	-
General and administrative expenses	2,566	3,828

	34,936	34,353

NET INCOME (LOSS)	$(4,819)	$(24,139)

Net income (loss) allocated to assignees	$(4,771)	$(23,898)

Net income (loss) allocated to general partner	$(48)	$(241)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2014	2013

Income
Interest income	$164	$180
Other income	14,770	17,378

	14,934	17,558

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,185	2,900
Fund management fee, net (Note C)	40,698	38,827
Amortization	-	-
General and administrative expenses	2,612	3,870

	46,495	45,597

NET INCOME (LOSS)	$(31,561)	$(28,039)

Net income (loss) allocated to assignees	$(31,245)	$(27,759)

Net income (loss) allocated to general partner	$(316)	$(280)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2014	2013

Income
Interest income	$75	$89
Other income	-	13,231

	75	13,320

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,660	3,360
Fund management fee, net (Note C)	41,100	33,041
Amortization	-	-
General and administrative expenses	2,657	3,986

	47,417	40,387

NET INCOME (LOSS)	$(47,342)	$(27,067)

Net income (loss) allocated to assignees	$(46,869)	$(26,796)

Net income (loss) allocated to general partner	$(473)	$(271)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2014	2013

Income
Interest income	$79	$75
Other income	-	4,310

	79	4,385

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,500	3,205
Fund management fee, net (Note C)	34,200	28,500
Amortization	-	-
General and administrative expenses	2,542	3,759

	40,242	35,464

NET INCOME (LOSS)	$(40,163)	$(31,079)

Net income (loss) allocated to assignees	$(39,761)	$(30,768)

Net income (loss) allocated to general partner	$(402)	$(311)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2014	2013

Income
Interest income	$22	$23
Other income	-	-

	22	23

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,605	4,285
Fund management fee, net (Note C)	48,504	50,004
Amortization	-	-
General and administrative expenses	2,605	4,378

	55,714	58,667

NET INCOME (LOSS)	$(55,692)	$(58,644)

Net income (loss) allocated to assignees	$(55,135)	$(58,058)

Net income (loss) allocated to general partner	$(557)	$(586)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2014	2013

Income
Interest income	$117	$115
Other income	9,229	4,643

	9,346	4,758

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,571	4,900
Fund management fee, net (Note C)	53,503	47,820
Amortization	-	-
General and administrative expenses	2,872	5,569

	62,946	58,289

NET INCOME (LOSS)	$(53,600)	$(53,531)

Net income (loss) allocated to assignees	$(53,064)	$(52,996)

Net income (loss) allocated to general partner	$(536)	$(535)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2014	2013

Income
Interest income	$90	$156
Other income	50,000	38,011

	50,090	38,167

Share of income (loss) from Operating Partnerships (Note D)	-	(42,920)

Expenses
Professional fees	6,726	5,205
Fund management fee, net (Note C)	38,109	51,030
Amortization	-	17,290
General and administrative expenses	2,704	7,559

	47,539	81,084

NET INCOME (LOSS)	$2,551	$(85,837)

Net income (loss) allocated to assignees	$2,525	$(84,979)

Net income (loss) allocated to general partner	$26	$(858)

Net income (loss) per BAC	$.00	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2014	2013

Income
Interest income	$107	$127
Other income	49,274	35,389

	49,381	35,516

Share of income (loss) from Operating Partnerships (Note D)	(5,425)	(96,007)

Expenses
Professional fees	5,705	5,360
Fund management fee, net (Note C)	54,360	53,352
Amortization	16,698	16,698
General and administrative expenses	3,055	5,988

	79,818	81,398

NET INCOME (LOSS)	$(35,862)	$(141,889)

Net income (loss) allocated to assignees	$(35,503)	$(140,470)

Net income (loss) allocated to general partner	$(359)	$(1,419)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2014	2013

Income
Interest income	$5	$162
Other income	-	-

	5	162

Share of income (loss) from Operating Partnerships (Note D)	-	(28,648)

Expenses
Professional fees	3,975	13,725
Fund management fee, net (Note C)	58,731	34,243
Amortization	-	70,700
General and administrative expenses	2,788	4,935

	65,494	123,603

NET INCOME (LOSS)	$(65,489)	$(152,089)

Net income (loss) allocated to assignees	$(64,834)	$(150,568)

Net income (loss) allocated to general partner	$(655)	$(1,521)

Net income (loss) per BAC	$(.02)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2014	2013

Income
Interest income	$29	$137
Other income	422	-

	451	137

Share of income (loss) from Operating Partnerships (Note D)	(122,563)	(207,193)

Expenses
Professional fees	6,810	6,435
Fund management fee, net (Note C)	64,940	80,763
Amortization	-	4,454
General and administrative expenses	3,272	6,607

	75,022	98,259

NET INCOME (LOSS)	$(197,134)	$(305,315)

Net income (loss) allocated to assignees	$(195,163)	$(302,262)

Net income (loss) allocated to general partner	$(1,971)	$(3,053)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2014	2013

Income
Interest income	$120	$113
Other income	-	-

	120	113

Share of income (loss) from Operating Partnerships (Note D)	(118,714)	(117,612)

Expenses
Professional fees	4,445	4,228
Fund management fee, net (Note C)	59,342	59,389
Amortization	-	2,525
General and administrative expenses	2,915	5,169

	66,702	71,311

NET INCOME (LOSS)	$(185,296)	$(188,810)

Net income (loss) allocated to assignees	$(183,443)	$(186,922)

Net income (loss) allocated to general partner	$(1,853)	$(1,888)

Net income (loss) per BAC	$(.06)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(24,847,683)	$(7,489,594)	$(32,337,277)

Net income (loss)	5,570,749	56,269	5,627,018

Partners' capital (deficit), June 30, 2014	$(19,276,934)	$(7,433,325)	$(26,710,259)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2014	$(962,241)	$(321,085)	$(1,283,326)

Net income (loss)	(25,793)	(261)	(26,054)

Partners' capital (deficit), June 30, 2014	$(988,034)	$(321,346)	$(1,309,380)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2014	$(1,093,706)	$(174,634)	$(1,268,340)

Net income (loss)	14,896	150	15,046

Partners' capital (deficit), June 30, 2014	$(1,078,810)	$(174,484)	$(1,253,294)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2014	$(2,555,709)	$(247,112)	$(2,802,821)

Net income (loss)	(14,721)	(149)	(14,870)

Partners' capital (deficit), June 30, 2014	$(2,570,430)	$(247,261)	$(2,817,691)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2014	$(2,122,247)	$(309,161)	$(2,431,408)

Net income (loss)	(21,549)	(218)	(21,767)

Partners' capital (deficit), June 30, 2014	$(2,143,796)	$(309,379)	$(2,453,175)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2014	$1,064,135	$(176,420)	$887,715

Net income (loss)	(18,437)	(186)	(18,623)

Partners' capital (deficit), June 30, 2014	$1,045,698	$(176,606)	$869,092

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2014	$2,783,242	$(231,931)	$2,551,311

Net income (loss)	1,196,048	12,081	1,208,129

Partners' capital (deficit), June 30, 2014	$3,979,290	$(219,850)	$3,759,440

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2014	$2,819,289	$(315,212)	$2,504,077

Net income (loss)	408,731	4,129	412,860

Partners' capital (deficit), June 30, 2014	$3,228,020	$(311,083)	$2,916,937

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2014	$1,198,357	$(196,428)	$1,001,929

Net income (loss)	190,328	1,923	192,251

Partners' capital (deficit), June 30, 2014	$1,388,685	$(194,505)	$1,194,180

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2014	$110,137	$(346,108)	$(235,971)

Net income (loss)	4,937,311	49,872	4,987,183

Partners' capital (deficit), June 30, 2014	$5,047,448	$(296,236)	$4,751,212

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2014	$(2,995,613)	$(372,326)	$(3,367,939)

Net income (loss)	(74,943)	(757)	(75,700)

Partners' capital (deficit), June 30, 2014	$(3,070,556)	$(373,083)	$(3,443,639)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2014	$(1,321,067)	$(242,694)	$(1,563,761)

Net income (loss)	(43,182)	(436)	(43,618)

Partners' capital (deficit), June 30, 2014	$(1,364,249)	$(243,130)	$(1,607,379)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2014	$(2,000,456)	$(403,296)	$(2,403,752)

Net income (loss)	(67,702)	(684)	(68,386)

Partners' capital (deficit), June 30, 2014	$(2,068,158)	$(403,980)	$(2,472,138)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2014	$(2,344,354)	$(434,148)	$(2,778,502)

Net income (loss)	(64,726)	(654)	(65,380)

Partners' capital (deficit), June 30, 2014	$(2,409,080)	$(434,802)	$(2,843,882)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2014	$(1,575,053)	$(243,970)	$(1,819,023)

Net income (loss)	(27,207)	(275)	(27,482)

Partners' capital (deficit), June 30, 2014	$(1,602,260)	$(244,245)	$(1,846,505)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2014	$(3,268,355)	$(336,438)	$(3,604,793)

Net income (loss)	(64,258)	(649)	(64,907)

Partners' capital (deficit), June 30, 2014	$(3,332,613)	$(337,087)	$(3,669,700)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2014	$(1,677,169)	$(301,815)	$(1,978,984)

Net income (loss)	(46,784)	(473)	(47,257)

Partners' capital (deficit), June 30, 2014	$(1,723,953)	$(302,288)	$(2,026,241)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2014	$(604,597)	$(186,575)	$(791,172)

Net income (loss)	(4,771)	(48)	(4,819)

Partners' capital (deficit), June 30, 2014	$(609,368)	$(186,623)	$(795,991)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2014	$(1,745,050)	$(235,368)	$(1,980,418)

Net income (loss)	(31,245)	(316)	(31,561)

Partners' capital (deficit), June 30, 2014	$(1,776,295)	$(235,684)	$(2,011,979)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2014	$(1,246,861)	$(233,084)	$(1,479,945)

Net income (loss)	(46,869)	(473)	(47,342)

Partners' capital (deficit), June 30, 2014	$(1,293,730)	$(233,557)	$(1,527,287)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2014	$(1,193,325)	$(210,480)	$(1,403,805)

Net income (loss)	(39,761)	(402)	(40,163)

Partners' capital (deficit), June 30, 2014	$(1,233,086)	$(210,882)	$(1,443,968)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2014	$(2,479,478)	$(252,261)	$(2,731,739)

Net income (loss)	(55,135)	(557)	(55,692)

Partners' capital (deficit), June 30, 2014	$(2,534,613)	$(252,818)	$(2,787,431)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2014	$(2,608,361)	$(278,033)	$(2,886,394)

Net income (loss)	(53,064)	(536)	(53,600)

Partners' capital (deficit), June 30, 2014	$(2,661,425)	$(278,569)	$(2,939,994)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2014	$(1,545,369)	$(258,982)	$(1,804,351)

Net income (loss)	2,525	26	2,551

Partners' capital (deficit), June 30, 2014	$(1,542,844)	$(258,956)	$(1,801,800)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2014	$(1,539,740)	$(340,322)	$(1,880,062)

Net income (loss)	(35,503)	(359)	(35,862)

Partners' capital (deficit), June 30, 2014	$(1,575,243)	$(340,681)	$(1,915,924)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2014	$(1,350,897)	$(253,492)	$(1,604,389)

Net income (loss)	(64,834)	(655)	(65,489)

Partners' capital (deficit), June 30, 2014	$(1,415,731)	$(254,147)	$(1,669,878)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2014	$998,049	$(347,153)	$650,896

Net income (loss)	(195,163)	(1,971)	(197,134)

Partners' capital (deficit), June 30, 2014	$802,886	$(349,124)	$453,762

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2014	$2,408,756	$(241,066)	$2,167,690

Net income (loss)	(183,443)	(1,853)	(185,296)

Partners' capital (deficit), June 30, 2014	$2,225,313	$(242,919)	$1,982,394

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2014	2013

Cash flows from operating activities:

Net income (loss)	$5,627,018	$(1,398,925)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	16,698	111,667
Distributions from Operating Partnerships	4,207	37,659
Share of (income) loss from Operating Partnerships	(6,369,551)	442,380
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	24,428	(43,678)
Decrease (Increase) in other assets	(57,513)	15,511
(Decrease) Increase in accounts payable affiliates	1,135,182	(1,819,174)

Net cash (used in) provided by operating activities	380,469	(2,654,560)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(251,962)
Proceeds from the disposition of Operating Partnerships	6,588,905	668,889

Net cash (used in) provided by investing activities	6,588,905	416,927

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,969,374	(2,237,633)

Cash and cash equivalents, beginning	12,797,054	10,156,227

Cash and cash equivalents, ending	$19,766,428	$7,918,594

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(26,054)	$(30,769)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(20,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	19,446	19,137

Net cash (used in) provided by operating activities	(6,608)	(31,632)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,608)	(31,632)

Cash and cash equivalents, beginning	204,785	158,143

Cash and cash equivalents, ending	$198,177	$126,511

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2014	2013

Cash flows from operating activities:
Net income (loss)	$15,046	$(14,684)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	14,325	16,770

Net cash (used in) provided by operating activities	29,371	2,086

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,371	2,086

Cash and cash equivalents, beginning	116,749	128,750

Cash and cash equivalents, ending	$146,120	$130,836

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(14,870)	$(17,175)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	15,615	(71,760)

Net cash (used in) provided by operating activities	745	(88,935)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	745	(88,935)

Cash and cash equivalents, beginning	98,564	223,347

Cash and cash equivalents, ending	$99,309	$134,412

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(21,767)	$(28,270)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	22,680	3,780

Net cash (used in) provided by operating activities	913	(24,490)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	913	(24,490)

Cash and cash equivalents, beginning	118,542	172,186

Cash and cash equivalents, ending	$119,455	$147,696

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(18,623)	$(29,926)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	3,422
(Decrease) Increase in accounts payable affiliates	-	(1,542,276)

Net cash (used in) provided by operating activities	(18,623)	(1,568,780)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,623)	(1,568,780)

Cash and cash equivalents, beginning	890,715	1,726,961

Cash and cash equivalents, ending	$872,092	$158,181

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2014	2013

Cash flows from operating activities:

Net income (loss)	$1,208,129	$(6,375)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,221,595)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,029	5,000
Decrease (Increase) in other assets	-	7,726
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(9,437)	6,351

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,221,595	618,889

Net cash (used in) provided by investing activities	1,221,595	618,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,212,158	625,240

Cash and cash equivalents, beginning	2,550,061	1,984,103

Cash and cash equivalents, ending	$3,762,219	$2,609,343

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2014	2013

Cash flows from operating activities:

Net income (loss)	$412,860	$(57,538)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(396,166)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,000	(2,500)
Decrease (Increase) in other assets	-	4,363
(Decrease) Increase in accounts payable affiliates	-	(17,433)

Net cash (used in) provided by operating activities	26,694	(73,108)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	396,000	-

Net cash (used in) provided by investing activities	396,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	422,694	(73,108)

Cash and cash equivalents, beginning	2,510,330	271,051

Cash and cash equivalents, ending	$2,933,024	$197,943

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2014	2013

Cash flows from operating activities:

Net income (loss)	$192,251	$(25,654)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(232,182)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	(7,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(44,238)	66

Net cash (used in) provided by operating activities	(79,169)	(33,088)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	230,000	-

Net cash (used in) provided by investing activities	230,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	150,831	(33,088)

Cash and cash equivalents, beginning	1,049,687	230,059

Cash and cash equivalents, ending	$1,200,518	$196,971

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2014	2013

Cash flows from operating activities:

Net income (loss)	$4,987,183	$309,480
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(4,741,256)	(50,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,399	7,500
Decrease (Increase) in other assets	1,567	-
(Decrease) Increase in accounts payable affiliates	55,893	(187,499)

Net cash (used in) provided by operating activities	308,786	79,481

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	4,716,256	50,000

Net cash (used in) provided by investing activities	4,716,256	50,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,025,042	129,481

Cash and cash equivalents, beginning	515,862	386,279

Cash and cash equivalents, ending	$5,540,904	$515,760

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(75,700)	$(73,610)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66,907	82,851

Net cash (used in) provided by operating activities	(8,793)	9,241

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,793)	9,241

Cash and cash equivalents, beginning	224,155	82,084

Cash and cash equivalents, ending	$215,362	$91,325

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(43,618)	$(45,513)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	162
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	38,787	38,787

Net cash (used in) provided by operating activities	(4,831)	(6,564)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,831)	(6,564)

Cash and cash equivalents, beginning	253,948	269,758

Cash and cash equivalents, ending	$249,117	$263,194

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(68,386)	$(67,150)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	76,254	83,127

Net cash (used in) provided by operating activities	7,868	15,977

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,868	15,977

Cash and cash equivalents, beginning	852,580	233,992

Cash and cash equivalents, ending	$860,448	$249,969

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(65,380)	$(77,781)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	66,228	67,095

Net cash (used in) provided by operating activities	848	(10,686)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	848	(10,686)

Cash and cash equivalents, beginning	310,949	337,905

Cash and cash equivalents, ending	$311,797	$327,219

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(27,482)	$(36,353)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	30,852	30,852

Net cash (used in) provided by operating activities	3,370	(5,501)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,370	(5,501)

Cash and cash equivalents, beginning	194,920	201,600

Cash and cash equivalents, ending	$198,290	$196,099

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(64,907)	$(50,071)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,887	67,430

Net cash (used in) provided by operating activities	(3,020)	17,359

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,020)	17,359

Cash and cash equivalents, beginning	299,036	63,811

Cash and cash equivalents, ending	$296,016	$81,170

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(47,257)	$(51,097)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	50,520	50,520

Net cash (used in) provided by operating activities	3,263	(577)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,263	(577)

Cash and cash equivalents, beginning	278,190	101,782

Cash and cash equivalents, ending	$281,453	$101,205

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(4,819)	$(24,139)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(25,054)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,120	(966,880)

Net cash (used in) provided by operating activities	3,247	(991,019)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	25,054	-

Net cash (used in) provided by investing activities	25,054	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,301	(991,019)

Cash and cash equivalents, beginning	448,179	1,437,216

Cash and cash equivalents, ending	$476,480	$446,197

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(31,561)	$(28,039)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	211
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,216	51,216

Net cash (used in) provided by operating activities	19,655	23,388

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,655	23,388

Cash and cash equivalents, beginning	305,167	287,786

Cash and cash equivalents, ending	$324,822	$311,174

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(47,342)	$(27,067)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

Net cash (used in) provided by operating activities	(6,242)	14,033

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,242)	14,033

Cash and cash equivalents, beginning	236,887	175,521

Cash and cash equivalents, ending	$230,645	$189,554

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(40,163)	$(31,079)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,200	34,200

Net cash (used in) provided by operating activities	(5,963)	3,121

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,963)	3,121

Cash and cash equivalents, beginning	144,094	142,890

Cash and cash equivalents, ending	$138,131	$146,011

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(55,692)	$(58,644)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,757	53,512

Net cash (used in) provided by operating activities	(3,935)	(5,132)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,935)	(5,132)

Cash and cash equivalents, beginning	96,711	92,145

Cash and cash equivalents, ending	$92,776	$87,013

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(53,600)	$(53,531)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	59,391	59,517

Net cash (used in) provided by operating activities	5,791	5,986

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,791	5,986

Cash and cash equivalents, beginning	167,428	147,099

Cash and cash equivalents, ending	$173,219	$153,085

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2014	2013

Cash flows from operating activities:

Net income (loss)	$2,551	$(85,837)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	17,290
Distributions from Operating Partnerships	-	2,505
Share of (income) loss from Operating Partnerships	-	42,920
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,175	12,175

Net cash (used in) provided by operating activities	64,726	(10,947)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	64,726	(10,947)

Cash and cash equivalents, beginning	266,762	259,722

Cash and cash equivalents, ending	$331,488	$248,775

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(35,862)	$(141,889)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	16,698	16,698
Distributions from Operating Partnerships	-	19,114
Share of (income) loss from Operating Partnerships	5,425	96,007
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(7,356)	-
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	55,600	66,625

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	55,600	66,625

Cash and cash equivalents, beginning	303,384	244,501

Cash and cash equivalents, ending	$358,984	$311,126

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(65,489)	$(152,089)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	70,700
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	28,648
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(21,551)
Decrease (Increase) in other assets	(51,724)	-
(Decrease) Increase in accounts payable affiliates	115,401	74,965

Net cash (used in) provided by operating activities	(1,812)	673

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(251,962)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(251,962)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,812)	(251,289)

Cash and cash equivalents, beginning	38,362	342,053

Cash and cash equivalents, ending	$36,550	$90,764

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(197,134)	$(305,315)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	4,454
Distributions from Operating Partnerships	-	8,223
Share of (income) loss from Operating Partnerships	122,563	207,193
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	72,589	40,497

Net cash (used in) provided by operating activities	(1,982)	(49,948)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,982)	(49,948)

Cash and cash equivalents, beginning	126,153	274,823

Cash and cash equivalents, ending	$124,171	$224,875

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(185,296)	$(188,810)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	2,525
Distributions from Operating Partnerships	4,207	7,817
Share of (income) loss from Operating Partnerships	118,714	117,612
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	7	1,526

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7	1,526

Cash and cash equivalents, beginning	194,854	180,660

Cash and cash equivalents, ending	$194,861	$182,186

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased its investments in Operating Partnerships and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2014
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

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE A - ORGANIZATION (continued)

SeriesSeries 29	June 10, 1997	3,991,800	$39,918,000
Series 30	September 10, 1997	2,651,000	$26,490,750
Series 31	January 18, 1998	4,417,857	$44,057,750
Series 32	June 23, 1998	4,754,198	$47,431,000
Series 33	September 21, 1998	2,636,533	$26,362,000
Series 34	February 11, 1999	3,529,319	$35,273,000
Series 35	June 28, 1999	3,300,463	$33,004,630
Series 36	September 28, 1999	2,106,838	$21,068,375
Series 37	January 28, 2000	2,512,500	$25,125,000
Series 38	July 31, 2000	2,543,100	$25,431,000
Series 39	January 31, 2001	2,292,151	$22,921,000
Series 40	July 31, 2001	2,630,256	$26,269,256
Series 41	January 31, 2002	2,891,626	$28,916,260
Series 42	July 31, 2002	2,744,262	$27,442,620
Series 43	December 31, 2002	3,637,987	$36,379,870
Series 44	April 30, 2003	2,701,973	$27,019,730
Series 45	September 16, 2003	4,014,367	$40,143,670
Series 46	December 19, 2003	2,980,998	$29,809,980

The Fund concluded its public offering of BACs in the Fund on December 19, 2003.

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2014 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2014 and 2013, an impairment loss of $1,139,623 and $147,078, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 3 years.

Accumulated amortization of acquisition costs by Series as of June 30, 2014 and 2013, are as follows:

	2014	2013
Series 42	-	$ 86,450
Series 43	150,282	83,490
Series 44	-	1,201,899
Series 45	-	22,270
Series 46	-	2,525
	$ 150,282	$1,396,634

The annual amortization for deferred acquisition costs for the years ending June 30, 2015, 2016 and 2017 is estimated to be $66,792, $66,792, and $50,094, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2014 and 2013, are as follows:

	2014	2013
Series 20	$ 19,446	$ 25,539
Series 21	14,325	16,770
Series 22	15,615	18,615
Series 23	22,680	22,680
Series 24	16,683	27,003
Series 25	8,459	13,026
Series 26	45,438	57,567
Series 27	44,235	56,349
Series 28	55,893	71,276
Series 29	66,907	82,851
Series 30	38,787	38,787
Series 31	76,254	83,127
Series 32	66,228	68,544
Series 33	30,852	30,852
Series 34	61,887	64,149
Series 35	50,520	50,520
Series 36	33,120	33,120
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,391	59,517
Series 42	62,175	62,175
Series 43	76,695	76,695
Series 44	63,657	71,175
Series 45	70,800	90,939
Series 46	62,382	62,382
	$1,238,949	$1,360,178

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2014 and 2013 are as follows:
	2014	2013
Series 20	$ -	$ 6,402
Series 22	-	90,375
Series 23	-	18,900
Series 24	16,683	1,569,279
Series 25	8,459	13,026
Series 26	45,438	75,000
Series 27	88,473	56,283
Series 28	-	258,775
Series 32	-	1,449
Series 36	-	1,000,000
Series 42	-	50,000
Series 45	-	50,442
	$ 159,053	$3,189,931

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2014 and 2013, the Fund has limited partnership interests in 354 and 398 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2014 and 2013 are as follows:

	2014	2013
Series 20	8	11
Series 21	4	5
Series 22	8	9
Series 23	11	11
Series 24	7	13
Series 25	5	7
Series 26	22	31
Series 27	9	13
Series 28	16	20
Series 29	17	21
Series 30	16	16
Series 31	22	25
Series 32	14	15
Series 33	8	8
Series 34	12	13
Series 35	10	10
Series 36	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	20
Series 42	21	21
Series 43	23	23
Series 44	8	10
Series 45	28	30
Series 46	15	15
	354	398

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2014 and 2013, are as follows:
	2014	2013
Series 22	$ 9,352	$ 9,352
Series 26	1,127	1,293
Series 27	7,838	10,020
Series 28	15,968	40,968
Series 29	8,235	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	3,486	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	121,112
Series 45	16,724	16,724
	$636,912	$858,144

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2014 the Fund disposed of seven Operating Partnerships. The Fund also received additional proceeds from one operating limited partnership that was disposed of in the prior year in the amount of $25,054. A summary of the dispositions by Series for June 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 25	1	-	$1,221,595	$1,221,595
Series 26	-	2	396,000	396,166
Series 27	1	-	230,000	232,182
Series 28	3	-	4,716,256	4,741,256
Series 36	-	-	25,054	25,054
Total	5	2	$6,588,905	$6,616,253

* Fund proceeds from disposition does not include the following amounts which were due to writeoffs of capital contribution payables of $166, $2,182 and $25,000, for Series 26, Series 27, and Series 28, respectively.

During the three months ended June 30, 2013 the Fund disposed of one Operating Partnership. The Fund also had a partial disposition of one Operating Partnership. A summary of the dispositions by Series for June 30, 2013 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 22	1	-	$-	$-
Series 25	-	-	618,889	-
Series 28	-	-	50,000	50,000

Total	1	-	$668,889	$50,000

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2014.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2014	2013

Revenues
Rental	$ 29,398,505	$ 33,139,905
Interest and other	789,309	946,955
	30,187,814	34,086,860

Expenses
Interest	5,205,191	6,389,626
Depreciation and amortization	8,352,808	9,851,546
Operating expenses	20,387,995	21,953,822
	33,945,994	38,194,994

NET LOSS	$ (3,758,180)	$ (4,108,134)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (3,720,595)	$ (4,067,049)

Net loss allocated to other Partners	$ (37,585)	$ (41,085)

* Amounts include $(3,473,893) and $(3,574,669) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2014	2013
Revenues
Rental	$ 455,802	$ 661,277
Interest and other	18,313	9,074
	474,115	670,351

Expenses
Interest	90,941	124,387
Depreciation and amortization	131,612	162,247
Operating expenses	382,175	459,324
	604,728	745,958

NET LOSS	$ (130,613)	$ (75,607)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (129,307)	$ (74,851)

Net loss allocated to other Partners	$ (1,306)	$ (756)

* Amounts include $(129,307) and $(74,851) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2014	2013
Revenues
Rental	$ 472,382	$ 490,086
Interest and other	5,775	6,035
	478,157	496,121

Expenses
Interest	122,484	125,449
Depreciation and amortization	78,762	90,309
Operating expenses	294,041	296,220
	495,287	511,978

NET LOSS	$ (17,130)	$ (15,857)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (16,959)	$ (15,698)

Net loss allocated to other Partners	$ (171)	$ (159)

* Amounts include $(16,959) and $(15,698) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2014	2013
Revenues
Rental	$ 377,666	$ 432,208
Interest and other	11,454	6,463
	389,120	438,671

Expenses
Interest	69,012	74,144
Depreciation and amortization	87,225	101,660
Operating expenses	285,714	324,028
	441,951	499,832

NET LOSS	$ (52,831)	$ (61,161)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (52,303)	$ (60,549)

Net loss allocated to other Partners	$ (528)	$ (612)

* Amounts include $(52,303) and $(60,549) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2014	2013
Revenues
Rental	$ 768,587	$ 777,025
Interest and other	31,082	33,334
	799,669	810,359

Expenses
Interest	123,125	133,817
Depreciation and amortization	178,819	170,071
Operating expenses	584,298	516,424
	886,242	820,312

NET LOSS	$ (86,573)	$ (9,953)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (85,706)	$ (9,852)

Net loss allocated to other Partners	$ (867)	$ (101)

* Amounts include $(85,706) and $(9,852) for 2014 and 2013, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2014	2013
Revenues
Rental	$ 286,615	$ 547,649
Interest and other	4,437	11,597
	291,052	559,246

Expenses
Interest	34,720	78,191
Depreciation and amortization	80,376	167,495
Operating expenses	219,241	373,268
	334,337	618,954

NET LOSS	$ (43,285)	$ (59,708)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (42,852)	$ (59,111)

Net loss allocated to other Partners	$ (433)	$ (597)

* Amounts include $(42,852) and $(59,111) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2014	2013
Revenues
Rental	$ 237,018	$ 330,118
Interest and other	4,451	5,673
	241,469	335,791

Expenses
Interest	38,469	53,419
Depreciation and amortization	67,323	81,318
Operating expenses	156,776	273,747
	262,568	408,484

NET LOSS	$ (21,099)	$ (72,693)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (20,888)	$ (71,966)

Net loss allocated to other Partners	$ (211)	$ (727)

* Amounts include $(20,888) and $(71,966) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2014	2013
Revenues
Rental	$ 905,408	$ 1,430,194
Interest and other	18,706	76,918
	924,114	1,507,112

Expenses
Interest	122,241	259,143
Depreciation and amortization	275,742	469,647
Operating expenses	737,004	1,067,822
	1,134,987	1,796,612

NET LOSS	$ (210,873)	$ (289,500)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (208,764)	$ (286,605)

Net loss allocated to other Partners	$ (2,109)	$ (2,895)

* Amounts include $(208,764) and $(286,605) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2014	2013
Revenues
Rental	$ 1,126,919	$ 1,377,433
Interest and other	28,732	16,709
	1,155,651	1,394,142

Expenses
Interest	235,822	286,600
Depreciation and amortization	252,049	315,420
Operating expenses	755,332	813,078
	1,243,203	1,415,098

NET LOSS	$ (87,552)	$ (20,956)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (86,676)	$ (20,746)

Net loss allocated to other Partners	$ (876)	$ (210)

* Amounts include $(86,676) and $(20,746) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2014	2013
Revenues
Rental	$ 1,156,404	$ 1,711,027
Interest and other	21,660	23,901
	1,178,064	1,734,928

Expenses
Interest	131,567	293,430
Depreciation and amortization	377,166	476,903
Operating expenses	802,155	1,160,120
	1,310,888	1,930,453

NET LOSS	$ (132,824)	$ (195,525)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (131,496)	$ (193,570)

Net loss allocated to other Partners	$ (1,328)	$ (1,955)

* Amounts include $(131,496) and $(193,570) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2014	2013
Revenues
Rental	$ 1,511,882	$ 1,955,470
Interest and other	43,975	48,632
	1,555,857	2,004,102

Expenses
Interest	255,825	349,173
Depreciation and amortization	530,949	651,061
Operating expenses	1,001,753	1,326,824
	1,788,527	2,327,058

NET LOSS	$ (232,670)	$ (322,956)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (230,343)	$ (319,726)

Net loss allocated to other Partners	$ (2,327)	$ (3,230)

* Amounts include $(230,343) and $(319,726) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2014	2013
Revenues
Rental	$ 1,170,681	$ 1,143,464
Interest and other	16,822	33,537
	1,187,503	1,177,001

Expenses
Interest	147,232	152,492
Depreciation and amortization	260,902	249,766
Operating expenses	973,235	896,097
	1,381,369	1,298,355

NET LOSS	$ (193,866)	$ (121,354)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (191,927)	$ (120,140)

Net loss allocated to other Partners	$ (1,939)	$ (1,214)

* Amounts include $(191,927) and $(120,140) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2014	2013
Revenues
Rental	$ 2,399,552	$ 2,453,810
Interest and other	85,519	72,987
	2,485,071	2,526,797

Expenses
Interest	333,358	380,237
Depreciation and amortization	670,334	716,682
Operating expenses	1,713,648	1,672,169
	2,717,340	2,769,088

NET LOSS	$ (232,269)	$ (242,291)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (229,946)	$ (239,868)

Net loss allocated to other Partners	$ (2,323)	$ (2,423)

* Amounts include $(229,946) and $(239,868) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2014	2013
Revenues
Rental	$ 1,358,815	$ 1,458,766
Interest and other	54,886	54,936
	1,413,701	1,513,702

Expenses
Interest	254,963	294,133
Depreciation and amortization	513,367	544,169
Operating expenses	947,043	994,795
	1,715,373	1,833,097

NET LOSS	$ (301,672)	$ (319,395)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (298,655)	$ (316,201)

Net loss allocated to other Partners	$ (3,017)	$ (3,194)

* Amounts include $(298,655) and $(316,201) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2014	2013
Revenues
Rental	$ 688,602	$ 661,949
Interest and other	19,467	22,297
	708,069	684,246

Expenses
Interest	141,616	144,239
Depreciation and amortization	229,209	229,802
Operating expenses	465,812	434,486
	836,637	808,527

NET LOSS	$ (128,568)	$ (124,281)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (127,282)	$ (123,038)

Net loss allocated to other Partners	$ (1,286)	$ (1,243)

* Amounts include $(127,282) and $(123,038) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2014	2013
Revenues
Rental	$ 1,366,358	$ 1,445,327
Interest and other	34,560	41,334
	1,400,918	1,486,661

Expenses
Interest	191,109	216,240
Depreciation and amortization	469,635	476,764
Operating expenses	981,469	930,394
	1,642,213	1,623,398

NET LOSS	$ (241,295)	$ (136,737)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (238,882)	$ (135,370)

Net loss allocated to other Partners	$ (2,413)	$ (1,367)

* Amounts include $(238,882) and $(135,370) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2014	2013
Revenues
Rental	$ 1,127,641	$ 1,091,046
Interest and other	41,752	40,215
	1,169,393	1,131,261

Expenses
Interest	195,502	203,764
Depreciation and amortization	349,834	370,326
Operating expenses	706,211	710,534
	1,251,547	1,284,624

NET LOSS	$ (82,154)	$ (153,363)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (81,332)	$ (151,829)

Net loss allocated to other Partners	$ (822)	$ (1,534)

* Amounts include $(81,332) and $(151,829) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2014	2013
Revenues
Rental	$ 742,396	$ 739,281
Interest and other	15,338	18,769
	757,734	758,050

Expenses
Interest	139,311	140,851
Depreciation and amortization	209,029	226,886
Operating expenses	489,490	534,342
	837,830	902,079

NET LOSS	$ (80,096)	$ (144,029)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (79,295)	$ (142,589)

Net loss allocated to other Partners	$ (801)	$ (1,440)

* Amounts include $(79,295) and $(142,589) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2014	2013
Revenues
Rental	$ 1,137,309	$ 1,124,113
Interest and other	26,421	29,831
	1,163,730	1,153,944

Expenses
Interest	174,250	160,669
Depreciation and amortization	337,691	394,435
Operating expenses	946,451	862,315
	1,458,392	1,417,419

NET LOSS	$ (294,662)	$ (263,475)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (291,715)	$ (260,840)

Net loss allocated to other Partners	$ (2,947)	$ (2,635)

* Amounts include $(291,715) and $(260,840) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2014	2013
Revenues
Rental	$ 951,294	$ 904,723
Interest and other	20,770	16,637
	972,064	921,360

Expenses
Interest	184,014	181,654
Depreciation and amortization	243,943	242,647
Operating expenses	592,524	592,883
	1,020,481	1,017,184

NET LOSS	$ (48,417)	$ (95,824)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (47,933)	$ (94,866)

Net loss allocated to other Partners	$ (484)	$ (958)

* Amounts include $(47,933) and $(94,866) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2014	2013
Revenues
Rental	$ 697,952	$ 687,199
Interest and other	21,580	21,580
	719,532	708,779

Expenses
Interest	131,620	128,590
Depreciation and amortization	197,777	225,230
Operating expenses	544,512	491,348
	873,909	845,168

NET LOSS	$ (154,377)	$ (136,389)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (152,833)	$ (135,025)

Net loss allocated to other Partners	$ (1,544)	$ (1,364)

* Amounts include $(152,833) and $(135,025) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2014	2013
Revenues
Rental	$ 1,023,102	$ 1,023,872
Interest and other	26,197	26,354
	1,049,299	1,050,226

Expenses
Interest	204,466	242,209
Depreciation and amortization	268,786	329,794
Operating expenses	732,846	785,718
	1,206,098	1,357,721

NET LOSS	$ (156,799)	$ (307,495)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (155,231)	$ (304,420)

Net loss allocated to other Partners	$ (1,568)	$ (3,075)

* Amounts include $(155,231) and $(304,420) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2014	2013
Revenues
Rental	$ 1,403,193	$ 1,388,428
Interest and other	35,027	35,370
	1,438,220	1,423,798

Expenses
Interest	283,929	290,163
Depreciation and amortization	360,227	563,850
Operating expenses	898,162	764,691
	1,542,318	1,618,704

NET LOSS	$ (104,098)	$ (194,906)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (103,057)	$ (192,957)

Net loss allocated to other Partners	$ (1,041)	$ (1,949)

* Amounts include $(103,057) and $(192,957) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2014	2013
Revenues
Rental	$ 1,566,628	$ 1,601,125
Interest and other	61,605	45,726
	1,628,233	1,646,851

Expenses
Interest	297,270	323,803
Depreciation and amortization	415,854	439,472
Operating expenses	973,628	936,930
	1,686,752	1,700,205

NET LOSS	$ (58,519)	$ (53,354)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (57,934)	$ (52,820)

Net loss allocated to other Partners	$ (585)	$ (534)

* Amounts include $(57,934) and $(9,900) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2014	2013
Revenues
Rental	$ 1,924,225	$ 1,870,431
Interest and other	61,516	60,738
	1,985,741	1,931,169

Expenses
Interest	313,111	354,931
Depreciation and amortization	545,949	542,379
Operating expenses	1,270,964	1,138,874
	2,130,024	2,036,184

NET LOSS	$ (144,283)	$ (105,015)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (142,840)	$ (103,965)

Net loss allocated to other Partners	$ (1,443)	$ (1,050)

* Amounts include $(137,415) and $(7,958) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2014	2013
Revenues
Rental	$ 1,451,376	$ 1,987,330
Interest and other	31,859	73,412
	1,483,235	2,060,742

Expenses
Interest	407,160	591,617
Depreciation and amortization	380,591	594,764
Operating expenses	806,806	1,073,797
	1,594,557	2,260,178

NET LOSS	$ (111,322)	$ (199,436)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (110,209)	$ (197,442)

Net loss allocated to other Partners	$ (1,113)	$ (1,994)

* Amounts include $(110,209) and $(168,794) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2014	2013
Revenues
Rental	$ 1,707,070	$ 2,475,615
Interest and other	30,055	70,198
	1,737,125	2,545,813

Expenses
Interest	277,250	496,552
Depreciation and amortization	493,165	710,450
Operating expenses	1,227,896	1,606,885
	1,998,311	2,813,887

NET LOSS	$ (261,186)	$ (268,074)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (258,574)	$ (265,393)

Net loss allocated to other Partners	$ (2,612)	$ (2,681)

* Amounts include $(136,011) and $(58,200) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2014	2013
Revenues
Rental	$ 1,383,628	$ 1,370,939
Interest and other	17,350	44,698
	1,400,978	1,415,637

Expenses
Interest	304,824	309,729
Depreciation and amortization	346,492	307,999
Operating expenses	898,809	916,709
	1,550,125	1,534,437

NET LOSS	$ (149,147)	$ (118,800)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (147,656)	$ (117,612)

Net loss allocated to other Partners	$ (1,491)	$ (1,188)

* Amounts include $(28,942) and $- for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2014

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2014 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2014 were $1,238,949 and total fund management fees accrued as of June 30, 2014 were $49,750,945. During the three months ended June 30, 2014, $159,053 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2014, an affiliate of the general partner of the Fund advanced a total of $1,426,472 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2014, $55,286 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2014, are as follows:

	Current
	Period	Total

Series 33	$ -	54,660
Series 34	-	133,578
Series 39	-	220,455
Series 40	1,753	361,382
Series 41	-	359,757
Series 42	-	221,615
Series 44	51,744	64,239
Series 45	1,789	10,786
	$55,286	$1,426,472

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2014.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 16 of the Operating Partnerships and 8 remain.

Prior to the quarter ended June 30, 2014, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2014, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 21 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2014, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 11 of the Operating Partnerships and 11 remain.

Prior to the quarter ended June 30, 2014, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 17 of the Operating Partnerships and 7 remain.

Prior to the quarter ended June 30, 2014, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2014, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 23 of the Operating Partnerships and 22 remain.

During the quarter ended June 30, 2014, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,127, as of June 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 7 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2014, Series 27 did not record any releases of capital contributions. Series 27 has outstanding contributions payable to 1 Operating Partnership in the amount of $7,838 as of June 30, 2014. Of the amount outstanding, $6,500 has been advanced to the Operating Partnership. The advance will be converted to capital and the remaining contributions of $1,378 will be released when the Operating Partnership have achieved the conditions set forth in its partnership agreement.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 10 of the Operating Partnerships and 16 remain.

During the quarter ended June 30, 2014, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 2 Operating Partnerships in the amount of $15,968 as of June 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 5 of the Operating Partnerships and 17 remain.

During the quarter ended June 30, 2014, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of June 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2014, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of June 30, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 5 of the Operating Partnerships and 22 remain.

During the quarter ended June 30, 2014, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2014. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2014, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 2 Operating Partnerships in the amount of $3,486 as of June 30, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2014, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 2 of the Operating Partnerships and 12 remain.

Prior to the quarter ended June 30, 2014, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended June 30, 2014, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended June 30, 2014, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended June 30, 2014, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2014, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2014. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2014, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772 as of June 30, 2014. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2014, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2014, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended June 30, 2014, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2014, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of June 30, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 44 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

Prior to the quarter ended June 30, 2014, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 45 has since sold its interest in 3 of the Operating Partnerships and 28 remain.

During the quarter ended June 30, 2014, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2014, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2014 and 2013, the Fund held limited partnership interests in 354 and 398 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2014, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 19,446	$ 700	$ 18,746
Series 21	14,325	35,000	(20,675)
Series 22	15,615	7,311	8,304
Series 23	22,680	500	22,180
Series 24	16,683	3,190	13,493
Series 25	8,459	-	8,459
Series 26	45,438	70,819	(25,381)
Series 27	44,235	12,000	32,235
Series 28	55,893	53,128	2,765
Series 29	66,907	-	66,907
Series 30	38,787	2,400	36,387
Series 31	76,254	17,000	59,254
Series 32	66,228	6,500	59,728
Series 33	30,852	6,500	24,352
Series 34	61,887	-	61,887
Series 35	50,520	4,000	46,520
Series 36	33,120	4,410	28,710
Series 37	51,216	10,518	40,698
Series 38	41,100	-	41,100
Series 39	34,200	-	34,200
Series 40	50,004	1,500	48,504
Series 41	59,391	5,888	53,503
Series 42	62,175	24,066	38,109
Series 43	76,695	22,335	54,360
Series 44	63,657	4,926	58,731
Series 45	70,800	5,860	64,940
Series 46	62,382	3,040	59,342
	$1,238,949	$301,591	$937,358

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 20 reflects a net loss from Operating Partnerships of $(130,613) and $(75,607), respectively, which includes depreciation and amortization of $131,612 and $162,247, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the second quarter of 2014 due to low occupancy, high operating expenses and insufficient rental rates. Light traffic and slow unit turns have contributed to an occupancy rate of 64% in the second quarter of 2014. The majority of work orders for unit turns are for new carpet and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. Late in the second quarter of 2014, the investment general partner started negotiating the sale of its interest in the Operating Partnership. As of June 30, 2014, no agreement had been reached. The mortgage payment and insurance and real estate tax escrows are current through June 30, 2014.

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

Shady Lane Seniors Apartments, A Louisiana Partnership (Shady Lane Senior Apartments) is a 32-unit family property in Winnfield, LA. Through the second quarter of 2014, property operations improved and were at breakeven due to decreased expenses. Maintenance expenses decreased year-to-date as a result of improved cost control measures and fewer major repairs. Average occupancy was strong at 100% through the second quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows sufficient operating cash to cover the accounts payables. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

Harrisonburg Seniors Apartments, A Louisiana Partnership (Harrisonburg Seniors Apartments) is a 24-unit family property in Harrisonburg, LA. Through the second quarter of 2014, the property operated below breakeven due to high operating expenses. The high operating expenses have been driven by contract labor costs associated with one-time maintenance repairs, including hot water heater replacements. These repairs were partially reimbursed from the replacement reserve. Average occupancy was strong at 99% through the second quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows sufficient operating cash to cover the accounts payables, which were mainly due to affiliated entities. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company and, if necessary, they would advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

Coushatta Seniors II Apartments, A Louisiana Partnership (Coushatta Seniors II Apartments) is a 24-unit family property in Coushatta, LA. Through the second quarter of 2014, the property showed improvement as its operations were at breakeven due to decreased maintenance expenses. Routine maintenance expenses decreased due to improved cost control measures. There were major repairs including a roof replacement in the second quarter of 2014; however, these expenses were fully reimbursed from the replacement reserve. Average occupancy was strong at 100% through the second quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Throughout 2014, the property will implement an approved rental rate increase that allows for an additional $5,760 of potential gross rental income. The balance sheet for the property shows moderate payables with sufficient operating cash. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

Tally Ho Apartments Partnership, A L.P. (Tally-Ho Apartments) is a 26-unit family property in Campti, LA. Through the second quarter of 2014, the property showed improvement as operations were above breakeven due to decreased maintenance expenses and improved occupancy. Routine maintenance expenses decreased due to improved cost control measures. There were major repairs including a roof replacement and appliance replacements; however, these repairs were fully reimbursed from the replacement reserve. Average occupancy was 98% through the second quarter of 2014, an improvement from 96% in the prior year. Rural Development approved a rental rate increase that allows for an additional $3,120 of potential gross rental income. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows insufficient operating cash to cover accounts payables; however, the payables were mainly due to affiliates. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period will expire in 2015.

Series 21

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 21 reflects a net loss from Operating Partnerships of $(17,130) and $(15,857), respectively, which includes depreciation and amortization of $78,762 and $90,309, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property operated below breakeven in 2014 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. Although the property continued to operate below breakeven through 2014, the replacement reserve account is being funded and the accounts payable balance has decreased substantially. As of June 30, 2014, the property was 95% occupied. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP.

Jefferson Housing, LP (Jefferson House) is a 101-unit property in Lynchburg, VA. The property is operating at below breakeven in 2014 due to high vacancy, high utility expenses, and insufficient rental rates. The property is currently negotiating a workout plan with the lender which would temporarily suspend principle payments and management fees making cash flow available for deferred maintenance repairs including modernized elevators, new windows, new chillers, and a new roof. When the new chillers and windows are installed, they should lower the utility expenses. Although the property continued to operate below breakeven through 2014, the replacement reserve account is being funded and the tax and insurance escrow is being funded. The investment general partner will continue to work with the management company and the lender towards a workout plan to free up cash flow for needed improvements. As of June 30, 2014, the property was 98% occupied. The low income housing tax credit compliance period expires on December 31, 2019.

M.B. Apartment Associates (Madison Apartments) is a 17-unit property in Miami Beach, FL. The property operated at below breakeven in 2013 due to high maintenance expenses. Through the first half of 2014, the property is operating at breakeven and the replacement reserve account is being funded. The management company has had significant turnover and as a result there has been a lack of information and reporting to the investment general partner. The investment general partner will continue reaching out to management for information as needed. As of June 30, 2014, the property was 94% occupied. The low income housing tax credit compliance period expired on December 31, 2011.

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

Series 22

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 22 reflects a net loss from Operating Partnerships of $(52,831) and $(61,161), respectively, which includes depreciation and amortization of $87,225 and $101,660, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit property in Litchfield, Illinois. Occupancy at the property was unstable throughout 2013, declining to a low of 81% twice during the year and ending December at 78%. Property operations were below breakeven in 2013 due to low occupancy and insufficient rental rates. Through the first quarter of 2014, occupancy was 81% with operations remaining below breakeven. Most of the 27 units are at the maximum rents allowed by Illinois Housing Development Authority (IHDA). In 2011, a new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers. Competition from this neighboring property, with its superior amenities, has adversely impacted occupancy and operations at the subject property. Historically, the operating general partner funds deficits by accruing payments on the parking lot lease and an annual maintenance contract owed to a related entity. The mortgage is currently scheduled for maturity in November 2014. Despite numerous attempts, the operating general partner has not responded to requests for detail regarding plans to refinance the property when the mortgage matures. The investment general partner will continue to work with the operating general partner to ensure the mortgage is extended, refinanced, or replaced at maturity. Second quarter operating reports have been requested but not received. The mortgage and insurance payments are current through March 31, 2014 while real estate taxes will reportedly be brought current by the end of August 2014. The low income housing tax credit compliance period expired on December 31, 2011.

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

Series 23

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 23 reflects a net loss from Operating Partnerships of $(86,573) and $(9,953), respectively, which includes depreciation and amortization of $178,819 and $170,071, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. On April 8, 2014 the investment general partner issued a default notice to the operating general partner and Class A Limited Partners outlining various deficiencies relative to required reporting to the investment limited partner as well as a change of management company without the consent of the investment general partner. It is the investment general partner's intent to either: a) sell the property with the cooperation of the operating general partner and Class A Limited Partners; b) sell the investment limited partner's interest in the Operating Partnership; or c) remove the operating general partner and then manage the sale of the property. As of June 30, 2014, the investment general partner and the operating general partner were exchanging proposals for the disposition of the property or the investment limited partner's interest in Colonna House. No definitive agreement had been reached as of the end of the second quarter of 2014. It continues to appear as though minimal management oversight is being provided by the operating general partner and the property management company; there is only one maintenance person on site on a consistent basis. The investment general partner also persists in attempting to work with the management company to better understand operations; however, the management company is not very responsive. Note that the 15-year compliance period for Colonna Redevelopment Company expired on December 31, 2009.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO.  Despite average physical occupancy of 90% in the second quarter of 2014, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates.  The operating general partner continues to focus on marketing, as there is considerable tax credit competition in the area.  Management is aggressively advertising in local publications and online sources.  To attract applicants, management continues to offer rental concessions and resident referral fees. The investment general partner has been notified that the collector of the City of St. Louis has filed a lawsuit against the property and the lender had issued a notice of default due to delinquent real estate taxes. The foreclosure sale is scheduled for August 29, 2014. Historically, the operating general partner had continued to fund operating deficits despite the expiration of the operating deficit guarantees and had advanced $146,810 to date. However, in the second quarter of 2014, the operating general partner indicated that he would not continue to support the operations due to financial constraints. As the result, the Operating Partnership was not able to pay its real estate taxes due to cash flow shortfalls. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP. A foreclosure sale occurring in 2014 would not result in any recapture or penalties because the property is beyond the compliance period.

Village Woods Estates, LP (Village Woods Estates) is a 45-unit property located in Kansas City, KS. In 2013 occupancy averaged 91% and the property operated below breakeven with the deficit covered by utilizing operating cash and by accruing accounts payable. The downturn in operations was largely caused by an increase in administrative expenses related to filing a qualified contract with Kansas Housing. If the qualified contract is approved it would allow all, or a portion, of the property's units to be converted to market rate over the next three years. In 2014 occupancy has averaged 92%, with 93% reported as of June 30, 2014. The property is projected to continue operating below breakeven through year-end. On December 31, 2010 the low income tax credit compliance period expired with respect to Village Woods Estates, LP.

Series 24

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 24 reflects a net loss from Operating Partnerships of $(43,285) and $(59,708), respectively, which includes depreciation and amortization of $80,376 and $167,495, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 65% before climbing slightly and ending June at 79%. The increase in occupancy is anticipated to be temporary, as tenants have recently received tax refunds to assist with moving costs. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. As a result of the decrease in occupancy and rental revenues, the property continues to operate below breakeven through below breakeven through June 2014. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 94% as of June 30, 2014. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In July 2013, the operating general partner of Century East IV, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $483,585 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $24,330, which were returned to the cash reserves held by Series 24.

In July 2013, the operating general partner of Century East V, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner] and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $478,552 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $41,056, which were returned to the cash reserves held by Series 24.

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

Series 25

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 25 reflects a net loss from Operating Partnerships of $(21,099) and $(72,693), respectively, which includes depreciation and amortization of $67,323 and $81,318, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Dublin Housing Associates, Phase II, A North Carolina LP (Rosewood Estates, Phase II), is a 16-unit, elderly property located in Bladenboro, NC. The property operated below breakeven in 2012. The low occupancy and insufficient rental rates largely contributed to the shortfall. During the first quarter of 2012, the operating general partner replaced the management company. During this transition, occupancy declined from 94% to 81%. Occupancy as of December 31, 2013 was 94% and 100% as of June 30, 2014. During the fourth quarter of 2013, Rural Development approved a withdrawal of $3,000 from the replacement reserve account to reimburse operations, and operations were above breakeven. The low income housing tax credit compliance period expired on December 31, 2011. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Dublin Housing Associates, Phase II, A North Carolina LP subsequent to June 30, 2014.

In April 2014, the investment general partner transferred its interest in Hurricane Hills, LC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $790,385 and cash proceeds to the investment partnership of $1,225,624. Of the total proceeds received, $4,029 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,221,595 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,221,595 as of June 30, 2014.

Series 26

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 26 reflects a net loss from Operating Partnerships of $(210,873) and $(289,500), respectively, which includes depreciation and amortization of $275,742 and $469,647, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 28-unit senior property located in Salem, Arkansas. The property receives rental assistance for 100% of its units. In 2013, property operations were below breakeven with an average occupancy of 80%. Through June 2014, operations remained below breakeven while June occupancy increased to 79% after hitting a low of 68% at the end of 2013. Further improvements in occupancy will be required before the property operates above breakeven. Management reports the property's occupancy issues result from its location, which is set back off the main road. A new management team was assigned to the property in 2014 and directional signs have been installed on main thoroughfares in an effort to increase foot traffic and offset the property's poor visibility. The property continues to utilize advertisements in local papers and distributes fliers to all surrounding communities. Various leasing incentives have also been offered to applicants. Operating deficits are funded through the accrual of related party management fees. The mortgage payments, taxes, insurance, and accounts payable are all current. The 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor One on December 31, 2011.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations in the second quarter of 2014 remained below breakeven due to low occupancy. Occupancy averaged 52% in 2013 and decreased to 40% through the second quarter of 2014. To address the low occupancy, management continued to offer a move-in concession and continued to market the property through fliers to area businesses and through advertising in the local newspaper. The concession offered is the option to pay the security deposit, which is equal to one month's rent, in three monthly payments instead of one payment at move-in. The investment general partner conducted a site visit in March 2014 and discovered several deferred maintenance items. A follow up letter was sent to the operating general partner requesting repairs. The operating general partner responded by saying the Operating Partnership had insufficient funds to correct all the issues, but they will be addressed in order of importance to tenant safety. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The balance sheet for the property showed little operating cash and considerable accounts payable; however, the payables were mainly due to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All real estate tax and insurance payments are current. There is no debt on the property that requires current payments. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2013, the property operated below breakeven due to low occupancy. Through the second quarter of 2014, average occupancy remained at 90% and operations were at breakeven. Outreach marketing included the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team offered a move-in incentive to encourage qualified applicants to lease. The incentive was the option to pay the security deposit, which is equal to one month's rent, over three months rather than in a lump sum at move-in. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items would be budgeted for repair in 2014. However, the 2014 site visit which occurred on March 28 revealed that the maintenance issues still exist at the property. The investment general partner intends to continue to work with the operating general partner to ensure all the repairs are completed. The balance sheet for the property shows little operating cash and considerable accounts payable; however, the payables are mainly to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In July 2013, the operating general partner of Calgory Apartments I, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $454,702 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by -Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $69,787, which were returned to the cash reserves held by Series 26.

In July 2013, the operating general partner of Calgory Apartments II, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $475,078 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $31,859, which were returned to the cash reserves held by Series 26.

In July 2013, the operating general partner of Calgory Apartments III, LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on September 3, 2013. The sales price of the property was $1,400,000, which included the outstanding mortgage balance of approximately $444,996 and cash proceeds to the investment partnership of $600,000. Of the total proceeds received by the investment partnership, $33,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $562,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $562,000 as of September 30, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $31,590, which were returned to the cash reserves held by Series 26.

In August 2013, the operating general partner of Country Edge Apartments LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on October 1, 2013. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $776,729 and cash proceeds to the investment partnership of $475,000. Of the total proceeds received by the investment partnership, $2,250 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $467,750 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $467,750 as of December 31, 2013. In February 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $66,802, which were returned to the cash reserves held by Series 26.

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the second quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are paid. Occupancy at Park Ridge averaged 89% in 2013 but trended down to 80% in the first quarter of 2014 and down to 77% as of June 30, 2014. In September 2013, an insurance claim was filed for a fire which caused damage to one unit. Damages amounted to $53,699 and as of June 30, 2014 had been fully paid. In March 2013, Affordable Construction Services, Inc. filed a lien against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the second quarter of 2014, legal counsel engaged on behalf of the Operating Partnership was actively working to reach a settlement on the dispute with Affordable Construction Services Inc. As of June 30, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

In February 2014, the operating general partner of East Park Apartments II, LP approved an agreement to sell the property to a third party buyer to and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $395,000 and cash proceeds to the investment partnership of $275,000. Of the proceeds received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $235,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $235,500 as of June 30, 2014.

In February 2014, the operating general partner of Grandview Apartments, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $1,700,000, which includes the outstanding mortgage balance of approximately $880,000 and cash proceeds to the investment partnership of $200,000. Of the proceeds to be received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $160,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $160,500 as of June 30, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $166 was recorded as gain on the sale of the Operating Partnership as of June 30, 2014.

Southwind Apartments, A L.D.H.A (Southwind Apartments) is a 36-unit family property located in Jennings, LA. In 2013, the property operated below breakeven with an average occupancy of 91%. The below breakeven operations in 2013 were due to a large increase in maintenance expenses. The increase was due to costs associated with repairing the property from a hail storm which occurred during the year. Insurance proceeds were received, but total construction costs exceeded the total insurance proceeds. The excess construction costs were reimbursed from the replacement reserve in the first quarter of 2014. Maintenance expenses have since returned to the levels seen prior to the hail storm. Through the second quarter of 2014, operations were above breakeven with an average occupancy of 94%. The investment general partner conducted a site visit in March 2014 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011.

Series 27

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 27 reflects a net loss from Operating Partnerships of $(87,552) and $(20,956), respectively, which includes depreciation and amortization of $252,049 and $315,420, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the second quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate that allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013, with 63% reported in the first quarter of 2014 and 60% reported in the second quarter of 2014. This reduction in occupancy is largely attributed to turnover with the site staff and to the majority of the property's applicant pool being over income. In the second quarter of 2014 management started offering a $65 per month leasing concession for all new residents but this has yet to significantly improve occupancy. In 2014 the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property's units being converted to market rate over the next three years. Through June 30, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

C.R. Housing Limited Partnership (The Casa Rosa) is a 97-unit family property in San Juan, Puerto Rico. In 2013, the property operated below breakeven due to insufficient rental rates, high operating expenses, high debt service, and low occupancy. Additionally, the investment general partner has difficulty obtaining financial reporting from the operating general partner and has only received occupancy data through the fourth quarter of 2013, when the property was 84% occupied. No operating data for the first or second quarter of 2014 has been received. To offset the ongoing operating losses, management petitioned for a $7 rent increase in 2012 and 2013, but the petition was denied. High electric utility costs and maintenance expenses continue to hinder performance. The sole provider of electricity has raised rates 72% in each of the last two years. Without an alternative provider, and because electricity is included in the rent, the property will be challenged by high electricity costs for the foreseeable future. Due to the age and design of the two buildings (common kitchens and bathrooms serve multiple resident units and are heavily used) constant repair and maintenance is required, particularly to the plumbing infrastructure. Also, the elevator serving one building is in a constant state of disrepair due to the costs of service and the lack of replacement parts. The company that originally installed and serviced the elevator is no longer in business and there are no other vendors operating on the island. As a result, service calls and requests for parts are routed either to the U.S. or Canada, which inflates the expense of routine service calls. The operating general partner confirmed in December that the first mortgage loan was fully paid off. The real estate taxes and insurance payments are current on the property through December 31, 2013. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to C.R. Housing, Limited Partnership. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

In June 2014, the investment general partner transferred its interest in AHAB Project I, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $389,876 and cash proceeds to the investment partnership of $235,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $230,000 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $230,000 as of June 30, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $2,182 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2014.

Series 28

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 28 reflects a net loss from Operating Partnerships of $(132,824) and $(195,525), respectively, which includes depreciation and amortization of $377,166 and $476,903, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 81%. Through the second quarter of 2014 operations remained below breakeven with an average occupancy of 78%. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The onsite management team also offered a move-in incentive to encourage qualified applicants to lease. The move-in incentive was the option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. Management continued to work with the local Housing and Urban Development field office to obtain additional rental assistance vouchers. The balance sheet depicted considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner has stated that operating deficits will be funded by deferring related party management fees and, if necessary, advancing funds to the operating partnership. The investment general partner inspected the property in March 2014 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Maplewood Apartments Partnership expired on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet argues that he is in full compliance. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than subordinating the loan to the partnership's debt and asset management fee payment obligations, the operating general partner made reimbursements back to himself under the loan. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding removal of the loan from the operating partnership account and the return of all payments made on the loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the operating partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding of deficits. Management has been unresponsive in providing regular reporting but was present for the August 2013 investment general partner's site inspection. Deferred maintenance items were cited, and have been addressed with management without a response back from them. Sporadic occupancy reports indicate the property averaged 80% (12 out of 15 occupied) through March 2014. Reporting continues to be an issue as the operating general partner did not provide a balance sheet, income statement, or rent roll for the second quarter of 2014. There is insufficient operating cash to cover payables. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner in January 2013 requesting monthly reporting and updates on the maintenance and operations of the property. The operating general partner did not provide any meaningful response. The investment general partner will visit the property in the third quarter of 2014 to address the reporting issues with the operating general partner and to assess the physical condition of the property. The low income housing tax credit compliance period expired on December 31, 2011. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2013, the investment general partner transferred 49% of its interest in Sumner House LP to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $122,500. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,000 were returned to cash reserves held by Series 28. The remaining 51% investment limited partner interest in the Operating Partnership was transferred on June 30, 2014 for cash proceeds of $133,450, which will be returned to the cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $50,000 as of June 30, 2013, and $133,450 as of June 30, 2014.

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

In April 2014, the investment general partner transferred its interest in Pin Oak Elderly Associates LP to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $8,275,570 and cash proceeds to the investment partnership of $4,582,400. Of the total proceeds received, $17,628 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,966 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $4,560,806 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $4,560,806 as of June 30, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $25,000 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2014.

In April 2014, the investment general partner transferred its interest in Sand Lane Manor Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $650,168 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $22,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,000 as of June 30, 2014.

Series 29

As of June 30, 2014 and 2013, the average Qualified Occupancy for the Series was 99.0%. The series had a total of 17 properties at June 30, 2014, of which 16 were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 29 reflects a net loss from Operating Partnerships of $(232,670) and $(322,956), respectively, which includes depreciation and amortization of $530,949 and $651,061, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the Investment Limited Partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge, counsel for the plaintiff had planned on re-filing a motion in Missouri Court in the second quarter of 2014 to enforce the Massachusetts judgment; however, the plaintiff's local counsel (i.e. Missouri counsel) withdrew from the case in the second quarter of 2014 due to a conflict. A replacement local counsel was hired in late May 2014. The plan now is to re-file the judgment in Missouri court in September 2014. Note that in September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when units become vacant. Through the fourth quarter of 2013, occupancy averaged 97% and the property was able to operate at breakeven. As of June 30, 2014, occupancy was at 88% with operations slightly above breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) is a 120-unit property located in Jackson, Mississippi. The property continued to operate below breakeven in the second quarter of 2014 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy averaged 69% through the end of the second quarter of 2014. The majority of work orders for unit turns are for new carpet and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. This is making turning units a challenge at the property and a major reason for the declining occupancy. Management has made a more concerted effort to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. In addition, since the property is older many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. The insurance payments are current as of June 30, 2014. The 2012 and 2013 real estate taxes are currently not paid. The unpaid taxes begin to accrue interest penalties and late fees when not paid by February 1 of the subsequent year. The operating general partner is assuming the lender will pay the outstanding taxes as a protective advance; however, conversations are ongoing between the lender and the operating general partner with no current resolution. Since the 2012 taxes were not paid prior to the August 31, 2013 payment deadline, the tax receivable was offered for sale to the public by the Hinds County Tax Collector; however, no sale was consummated. The operating general partner has informed the investment general partner that any back taxes would be paid prior to the end of the two year redemption period as permitted under Mississippi tax sale statutes. The property is financed with $4,250,000 of tax exempt bonds issued by the Mississippi Home Corporation and $275,000 of taxable bonds. The taxable bonds were paid in full during 2012. The monthly interest only payments on the tax exempt bonds are current as of June 30, 2014. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the second quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate that allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013, with 63% reported in the first quarter of 2014 and 60% reported in the second quarter of 2014. This reduction in occupancy is largely attributed to turnover with the site staff and to the majority of the property's applicant pool being over income. In the second quarter of 2014 management started offering a $65 per month leasing concession for twelve months for all new residents but this has yet to significantly improve occupancy. In 2014 the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property's units being converted to market rate over the next three years. Through June 30, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 73%. Average occupancy has increased slightly to 80% through the second quarter of 2014, with operations remaining below breakeven. Occupancy at the property has suffered since 2010 as a result of businesses closing and lack of employment in the area. A newly constructed development of single family homes located a half mile from the property has also negatively impacted occupancy. Management's marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the locally weak economy but states new companies and employment opportunities are slowly returning to the area. The balance sheet depicted considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner has stated that the any operating deficits will be funded by deferring related party management company fees and, if necessary, they will advance funds to the operating partnership. The investment general partner conducted a site visit in March 2014 and found the property to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Westfield Apartments Partnership expired on December 31, 2013.

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

Jackson Partners, L.P. (Arbor Park Apartments) is a 160-unit project located in Jackson, MS. Arbor Park operated slightly above breakeven in 2013 and similar operations have continued through the second quarter of 2014. Occupancy averaged 90% in 2013 but dipped in the winter months with an 83% average reported in the first quarter of 2014. As of the second quarter occupancy has started to trend up with an average of 86% reported. On March 18, 2013, the property was damaged from a hail storm which resulted in an insurance claim. As of April 2014 all the insurance-related work had been completed, the contractor had been paid and a final lien waiver had been issued. Through June 30, 2014, all insurance, tax and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2012.

Series 30

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 30 reflects a net loss from Operating Partnerships of $(193,866) and $(121,354), respectively, which includes depreciation and amortization of $260,902 and $249,766, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit property in Gentry, Arkansas. Occupancy has historically been an issue for the property. Annual occupancy averaged 84% in 2013. However, during first half of 2014 average occupancy increased to 91%, finishing June at 93%. Occupancy issues are attributable to seasonality, the loss of large employers in the area, onsite management changes, the property's very rural location, and the eviction of tenants. A new onsite manager was assigned to the property in 2014 which has had a positive impact. The property has operated at breakeven. Management continues to run advertisements in local media outlets and to distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house.

The Operating Partnership's $300,000 Arkansas Development Finance Authority loan was restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow has improved slightly as a result of the restructuring as the new loan terms are more favorable and have reduce annual debt service. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the second quarter of 2014 due to high turnover costs, seasonal heating expenses, and required improvements to the property. Also, in October 2013 a flood caused by a toilet overflow resulted in two units being damaged. The units were rehabbed and placed back in service in March 2014. The work cost $40,000 and is expected to be covered by insurance. Since the property is out of compliance, there is no risk of recapture associated with the down units. As of June 30, 2014 occupancy was 96% with average occupancy showing overall improvement in 2014 to 96%. Management has received approval from Maine State Housing to lift affordability restrictions on 30% and 40% units to allow those apartments to rent at 50% rents. This measure has aided in improving the overall occupancy. The operating general partner funds cash deficits by deferring fees owed to the affiliated management and maintenance companies. All tax, insurance, and mortgage payments are current. The investment general partner will conduct a site visit in the third quarter of 2014 to evaluate the physical condition of the property and assess management. The operating general partner's operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. In 2013 the property operated slightly below breakeven. Due to a rent increase, revenue at the property has increased with operations above breakeven through the second quarter of 2014. Occupancy averaged 89% in the first half of 2014 with 87% reported as of June 30, 2014. Occupancy at this property has been negatively impacted over the past twelve months due to several competitive developments that have come to market in the neighborhood which have drawn potential residents away from the property. Additionally, several infrastructure improvements are underway in the neighborhood which has re-routed traffic and made the property difficult to locate. Management has continued to market the property and offer attractive rental incentives including one month's free rent for new residents who sign a twelve month lease, offering to equip units with washers and dryers for all new residents and by implementing a reduction in the three bedroom unit rents, from $730 to $630 on six month leases. The property's first mortgage matures on September 1, 2014 and the property's HOME loan matures in August of 2015. As of June 30, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

Jeffries Associates Limited Partnership (New River Gardens) is a 48-unit property located in Radford, Virginia. Occupancy has improved significantly and the property was 100% occupied as of June 30, 2014. The property operated above breakeven through the second quarter of 2014. The mortgage, tax and insurance payments are current. The tax credit compliance period for Jeffries Associates Limited Partnership ended on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Jefferies Associates Limited Partnership subsequent to June 30, 2014.

Series 31

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 31 reflects a net loss from Operating Partnerships of $(232,269) and $(242,291), respectively, which includes depreciation and amortization of $670,334 and $716,682, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 64% as of June 30, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. However, as a result of low occupancy and higher expenses, the property operated below breakeven in the second quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of the marketing efforts occupancy increased to 90% as of June 30, 2014 and the property operated slightly above breakeven in the second quarter. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips in 2013 and operated below breakeven. The struggle with vacancy prior to 2013 was a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures which have resulted in increased occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result, occupancy was 94% as of June 30, 2014. Due to the increased occupancy, the property operated slightly above breakeven through the second quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 84% as of June 30, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the second quarter of 2014. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the second quarter of 2014 as a result of high seasonal heating expenses, high maintenance expenses, and a drop in occupancy. The property ended the second quarter of 2014 with occupancy at 86%. The lower occupancy was a result of evictions. In an effort to improve occupancy and minimize non-payment and evictions, management replaced the regional manager with a more experienced regional manager. Utility costs are expected to normalize in the warmer months of the third quarter. Maintenance expenses were high due to HVAC repairs and the turnover associated with the evictions. The investment general partner will conduct a site visit in the third quarter of 2014 to assess the physical condition of the property and quality of management. All tax, insurance, and mortgage payments are current. The operating general partner funds deficits by deferring fees owed to affiliated management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Only 13 of the 16 units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent on the three non-rental assistance units. The USDA/RD approved a 2013 rent increase of $13 per one bedroom unit and $19 per two bedroom unit. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out bi-annually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials being offered. Another rent increase took effect on January 1, 2014, which will help achieve breakeven operations with only 13 units occupied. Occupancy improved and was 88% as of June 30, 2014; however, operations remain below breakeven. The balance sheet is weak with low operating cash, high payables, and underfunded tax and insurance escrow. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property has operated below breakeven since 2012 due to high operating expenses and low occupancy.   Although occupancy has steadily improved through 2013 and is 93% as of June 2014, the property continues to operate below breakeven. Management increased advertising in the local newspapers and managers from affiliated properties in the area are referring qualified applicants to Pilot Point. Management continues to have problems finding qualified tenants for the four units without assistance, which effectively causes the property to operate below breakeven. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees. Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2013.

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

Windsor Park Partners, L.P. (Windsor Park Apartments) is a 279-unit property located in Jackson, MS. The property has historically operated above breakeven due to the bond financing structure which allows for optional redemptions. In 2013 the property operated slightly below breakeven largely due to a timing issue caused by an increase in maintenance, utility and administrative expenses which occurred in a year where the Operating Partnership redeemed $200,000 worth of bonds and closed on a new interest rate cap for $42,500 in December. The deficit reported in 2013 was funded by utilizing operating cash and accruing payables. In 2014 the property is reporting above breakeven operations with 81% occupancy reported in the first quarter and 84% reported in the second quarter of 2014. In 2013, Mississippi Housing approved the Operating Partnership's pre-application for a qualified contract. In 2014 the Operating Partnership has taken action to move forward with submitting a formal request to Mississippi Housing which, if approved, could potentially allow all or a portion of the property's units to be converted to market rate over the next three years. As of June 30, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

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

Sencit Hampden Associates, LP (Roth Village) is a 61-unit project located in Mechanicsburg, PA. In 2013 occupancy averaged 100% but the property operated below breakeven largely as result of insufficient rental rates. The property continued to operate below breakeven into the second quarter of 2014. In the first and second quarters of 2014 occupancy was 100% and management was evaluating initiating a rent increase. As of June 30, 2014, all mortgage, tax and insurance payments were current. The low income housing tax credit compliance period for Sencit Hampden Associates, LP expired on December 31, 2012.

Series 32

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2014, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2014 and 2013, Series 32 reflects a net loss from Operating Partnerships of $(301,672) and $(319,395), respectively, which includes depreciation and amortization of $513,367 and $544,169, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cogic Village LDHA Limited Partnership (Cogic Village Apartments) is a 136-unit family property located in Benton Harbor, MI. The property has operated below breakeven since 2012 due to the soft local employment market. Occupancy averaged 90% in 2012 and 2013. Management has indicated that the majority of employed prospective tenants are over income. Maintenance expenses have trended higher at the property and are related to turnover costs. The majority of turnover is due to job loss. For the first half of 2014 the property is operating above breakeven with occupancy averaging 93%, ending June, 2014 at 93%. The increase in occupancy is partially due to the tenants' receipt of tax refunds and the end of a harsh winter. The operating general partner is focused on refinancing the property to improve cash flow. The current mortgage matures December 31, 2016, with a balloon payment. The mortgage, tax and insurance payments are current as of June 30, 2014. The tax credit compliance period expired December 31, 2013.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant cash deficits. During that period, the operating general partner, who does not have an affiliated management company, engaged five different management companies. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged a third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company moderately improved operations; however, effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. The local economy in northern Indiana in general remains weak. After the transition to the new third party management company it was noted that the performance of the staff had diminished and it was necessary to hire a new site manager and maintenance staff in the first quarter of 2014. Occupancy had dropped off in December of 2013 and the first quarter of 2014 due to unexpected move outs and poor marketing efforts of the previous site manager. Management expects occupancy to increase to about 90% for the remainder 2014. Average occupancy was 87% through the second quarter of 2014 compared to 93% and 96% for 2013 and 2012, respectively. Rental rates have remained flat in recent years and are at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven through the second quarter of 2014 primarily due to an increase in vacancy loss as well as higher payroll expense during the transition to new site staff. Negative operations have been financed by operating deficit advances from the operating general partner and affiliates, even though its operating deficit guaranty expired in June 2004. The operating deficit advances provided by the operating general partner totaled approximately $25,400 through June 30, 2014, and $22,841 and $52,907 in 2013 and 2012, respectively. In 2008, the operating general partner entered into an $85,000 second mortgage note on behalf of the Operating Partnership with a lender other than the first mortgage lender. The second mortgage note was executed without the approval of either the investment general partner or the first mortgage lender. In October 2012 and again in December 2012, the first mortgage lender communicated to the operating general partner that the second mortgage note was in violation of the first mortgage covenants and that the first mortgage lender was reserving its rights which include declaring an event of default. In late December 2012, the second mortgage note, which had a balance at the time of approximately $45,000, was paid in full from funds advanced by the operating general partner. The mortgage, tax and insurance payments are current as of June 30, 2014.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the second quarter of 2014, the property continued to operate above breakeven by capitalizing expensed improvements. Improvements during the second quarter included costs to have a Capital Needs Assessment completed on the property, replacement of roof exhaust fan motors and air conditioning brackets. The mortgage and insurance are current through June 30, 2014 (the property is tax exempt). The property is 100% occupied through June 30, 2014. The low income housing tax credit compliance period expires on December 31, 2015.

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

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the second quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are paid. Occupancy at Park Ridge averaged 89% in 2013 but trended down to 80% in the first quarter of 2014 and down to 77% as of June 30, 2014. In September 2013, an insurance claim was filed for a fire which caused damage to one unit. Damages amounted to $53,699 and as of June 30, 2014 had been fully paid. In March 2013, Affordable Construction Services, Inc. filed a lien against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the second quarter of 2014, legal counsel engaged on behalf of the Operating Partnership was actively working to reach a settlement on the dispute with Affordable Construction Services Inc. As of June 30, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 33

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 33 reflects a net loss from Operating Partnerships of $(128,568) and $(124,281), respectively, which includes depreciation and amortization of $229,209 and $229,802, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to enforce the policy of strict rental collections by knocking on doors, assessing late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. At the end of the second quarter of 2014, occupancy stood at 89% with reported average physical occupancy of 82% through the first two quarters of 2014. The offered concession for new credit worthy tenants in the second quarter of 2014 was first month free. In addition, tenants who pay rent early are entered in a monthly drawing with the winner receiving $50 off the following month's rent. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. Since Georgia is a tenant-friendly state proper tenant screening is a critical management function because the eviction process tends to be lengthy and expensive. Management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month in order to ensure a timely start to the eviction timeline. Trade payables remain elevated through the second quarter of 2014 due to unit turn costs and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the third quarter of 2014, Merchant Court's refinancing effort should resume. Note that the property's operating results will need to improve before a lender will give serious consideration to refinancing the property at the current debt level. All mortgage and insurance payments are current as of June 30, 2014. The 2013 real estate taxes were due November 15, 2013 and were paid on February 20, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2014, the property continued to operate at a deficit through the second quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses, inclusive of HVAC and elevator repairs, were high in the second quarter. To offset the high expenses, management implemented a rent increase in the second quarter of 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue was higher by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit. The investment general partner will conduct a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits as necessary. All mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Series 34

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 34 reflects a net loss from Operating Partnerships of $(241,295) and $(136,737), respectively, which includes depreciation and amortization of $469,635 and $476,764, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit scattered site rehabilitation property in West Philadelphia, Pennsylvania.  In 2013 the property operated below breakeven due to high operating expenses.  Operating expenses increased approximately $22,000 from the prior year due to high maintenance costs. Despite repeated requests, no financial reporting has been received in 2014. Both the operating general partner and management company have been unresponsive to various requests and questions from the investment general partner. The investment general partner will continue to follow-up until the reporting improves. The first mortgage was paid off in December 2013 with only soft debt remaining; this will result in significant savings in debt service payments. A site inspection performed in November 2013 indicated the property was in good condition and the tenant files were orderly. At the time of the inspection, the property was 80% occupied, which according to the property manager is normal for the property. The investment general partner will conduct a site visit in the third quarter of 2014 to perform a site evaluation and address the reporting issues with the operating general partner. The 15-year low income housing tax credit compliance period with respect to Belmont Affordable Housing II expired on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the second quarter of 2014 due to the optional bond redemption financing structure. Occupancy averaged 74% in 2013, 76% in the first quarter of 2014 and 72% as of June 30, 2014. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield an unqualified applicant pool being consistently over or under income or unable to pass the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue and has led to the majority of vacant units not being brought up to rent ready condition. Accounts payable have continued to run high and management has continued to pay vendors on an incremental basis but has experienced issues with vendors discontinuing service. Security continues to be monitored by the three courtesy officers who live on-site, and no major security-related incidents were reported in the first six months of 2014. All mortgage, insurance and real estate tax payments are current through June 30, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) is a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the second quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense readying the property for a refinancing application by the operating general partner. Management discovered that a water meter had not been functioning properly for well over a year. The broken meter was under reporting water usage at the property. With the meter now repaired and actual usage being correctly reported, the water/sewer expense for Merchants Court increased in 2013. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to enforce the policy of strict rental collections by knocking on doors, assessing late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. At the end of the second quarter of 2014, occupancy stood at 89% with reported average physical occupancy of 82% through the first two quarters of 2014. The offered concession for new credit worthy tenants in the second quarter of 2014 was first month free. In addition, tenants who pay rent early are entered in a monthly drawing with the winner receiving $50 off the following month's rent. Also, in light of the resident skip and eviction problem, management has focused on building a stronger tenant base. A formal applicant approval process is in place, including landlord, credit, criminal and rental background checks. Since Georgia is a tenant-friendly state proper tenant screening is a critical management function because the eviction process tends to be lengthy and expensive. Management uniformly issues eviction notices to all delinquent tenants on the sixth day of each month in order to ensure a timely start to the eviction timeline. Trade payables remain elevated through the second quarter of 2014 due to unit turn costs and the decrease in rental revenue. The operating general partner has postponed its attempted refinancing of the existing 7.85% mortgage debt as a result of delays in finalizing its own corporate level restructure and recapitalization. Once the restructure is consummated, now forecasted to occur in the third quarter of 2014, Merchant Court's refinancing effort should resume. Note that the property's operating results will need to improve before a lender will give serious consideration to refinancing the property at the current debt level. All mortgage and insurance payments are current as of June 30, 2014. The 2013 real estate taxes were due November 15, 2013 and were paid on February 20, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, engaged several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired a third party management company, who subsequently was able to make some modest improvements to property operations. Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to further improve property operations. Average occupancy was 97% through the second quarter of 2014, compared to 92% reported for 2013 and 2012.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven through the second quarter of 2014 as occupancy and rental rates increased. Comparatively, net cash flow expended from property operations totaled ($41,033) and ($10,586) in 2013 and 2012, respectively. In 2013, the property had higher maintenance expense and real estate taxes (further discussed below) offset by higher rental income. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes. Negative operations were financed through increased payables and approximately $24,200 of operating deficit advances in 2013 from the operating general partner and its affiliate. Note that the operating general partner's unlimited operating deficit guarantee expired as of July 31, 2003.

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

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default, $20,000 was paid to the taxing authority for the outstanding 2010 PILOT charge, and $11,697 was withheld by the investment general partner and designated for use at a potential future refinancing of the mortgage note. The loan from the investment general partner bears interest at prime plus 1%, is payable from property cash flow by December 31, 2013, and is secured by the operating general partner's general partner interest in the Operating Partnership as well as cash flows from the general partnership interest in Hillside Club II LDHA LP, an unaffiliated entity that owns the adjacent, Phase II property. The investment general partner is currently in discussions with the operating general partner regarding the repayment of the principal and interest that are past due on the subject loan.

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. Real estate taxes were subsequently increased in 2013 to approximately $46,000. As of June 30, 2014, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

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

Real estate taxes of $61,965 were delinquent for the period of 2010 through 2013. Miami Dade Tax collector confirmed payment of the delinquent taxes on July 7, 2014. The operating general partner has not submitted the 2014 second quarter financial reports. Through June 30, 2014, occupancy was 100%. The first mortgage matured on April 1, 2014. The operating general partner refinanced the property without consent of the investment general partner. Copies of the loan documents have been requested. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 35

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 35 reflects a net loss from Operating Partnerships of $(82,154) and $(153,363), respectively, which includes depreciation and amortization of $349,834 and $370,326, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the second quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 96% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, and outreach marketing to local businesses. Total operating expenses through the second quarter of 2014 were consistent with the prior year. There were increases in real estate taxes, administrative expenses from eviction costs, and repair expenses due to carpet replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet depicts considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

Series 36

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 36 reflects a net loss from Operating Partnerships of $(80,096) and $(144,029), respectively, which includes depreciation and amortization of $209,029 and $226,886, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2012, the operating general partner of Aloha Housing LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on December 21, 2012. The sales price of the property was $5,500,000, which included the outstanding mortgage balance of approximately $1,749,703, a seller's note equal to $750,000 (which the investment limited partnership has a 50% ownership interest), and cash proceeds to the investment partnership of $1,324,272. Of the total proceeds received by the investment partnership, $77,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,242,272 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. The buyer executed a Post Transfer Compliance and Indemnity Agreement indemnifying Series 36 in the event of recapture. Note that the operating general partner wired an additional $131,000 from its share of the net sale proceeds to the investment general partner to be held as security for the Post Transfer Compliance and Indemnity Agreement. The $131,000 will be returned to the operating general partner approximately three years after the expiration of the compliance period assuming there is no event of recapture. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $1,242,272 as of December 31, 2012. In April 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash accounts in the amount of $25,054, which were returned to the cash reserves held by Series 36.

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The property has historically operated with low occupancy and below breakeven operations. Occupancy improved slightly in 2013 and averaged 92% for the year. However, despite the improvement, the property operated below breakeven due to the completion of deferred maintenance items associated with updating units. Deferred maintenance items included floor and carpet replacements, new lighting, and new appliances. In February 2014, management had to replace two roofs due to storm damage. The replacements were covered by insurance proceeds, net of a $10,000 deductible. Occupancy is stalled at an average of 87% through June 2014. Management is experiencing difficulty filling the property's three vacant market units in an already slow leasing environment. The property continues to operate below breakeven in the first half of 2014 due to increased water and sewer costs, an increase in second quarter maintenance costs including plumbing and lawn care, and an increase in property insurance. A site visit was completed in September 2013 and the property was found to be in good condition. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Nowata village LP expires on December 31, 2014.

Wingfield Apartments L.P. (Wingfield Apartments) is a 40-unit elderly property in Kinder, LA. In 2013, the property operated below breakeven with an average occupancy of 90%. The main cause of the below breakeven operations in 2013 was an increase in repairs and improvements. The property suffered damage from a hurricane in 2012 and though much of the repair work was covered by insurance some costs still impacted operations. Additional improvements not related to the hurricane but rather the age of the property caused maintenance expenses to increase as well. Operating expenses have since decreased at the property, strengthening operations. Through the second quarter of 2014, operations were above breakeven with an average occupancy of 93%. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet depicts considerable accounts payable, but they are due mainly to affiliated entities. The investment general partner conducted a site visit in March 2014 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Series 37

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 37 reflects a net loss from Operating Partnerships of $(294,662) and $(263,475), respectively, which includes depreciation and amortization of $337,691 and $394,435, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the second quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 96% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, and outreach marketing to local businesses. Total operating expenses through the second quarter of 2014 were consistent with the prior year. There were increases in real estate taxes, administrative expenses from eviction costs, and repair expenses due to carpet replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet depicts considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner's obligation to fund deficits under the operating deficit guaranty has expired; however, the operating general partner continues to fund deficits and has affirmed its commitment to continue doing so. Real estate taxes, mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of June 30, 2014, the property continued to operate at a deficit through the second quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel and an inefficient heating system. Maintenance expenses, inclusive of HVAC and elevator repairs, were high in the second quarter. To offset the high expenses, management implemented a rent increase in the second quarter of 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue was higher by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit. The investment general partner will conduct a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits as necessary. All mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of June 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, February 2013 and February 2012, the operating general partner provided approximately $30,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas mostly to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through June 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,292,500. As of June 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of June 30, 2014 the monthly installment payments were nine months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $97,100, $131,900 and $91,800, respectively, had not been paid as of June 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of June 30, 2014.

Average occupancy at the property through the second quarter of 2014 was 73%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for May 2014 was 17.9% compared to 7.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through June 30, 2014, management was able to address the deferred maintenance in some vacant units and make those units rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and through during the second quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of June 30, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of June 30, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $393,477 is equivalent to recapture and interest of $153 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the second quarter of 2014 due to the optional bond redemption financing structure. Occupancy averaged 74% in 2013, 76% in the first quarter of 2014 and 72% as of June 30, 2014. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield an unqualified applicant pool being consistently over or under income or unable to pass the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue and has led to the majority of vacant units not being brought up to rent ready condition. Accounts payable have continued to run high and management has continued to pay vendors on an incremental basis but has experienced issues with vendors discontinuing service. Security continues to be monitored by the three courtesy officers who live on-site, and no major security-related incidents were reported in the first six months of 2014. All mortgage, insurance and real estate tax payments are current through June 30, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2014, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 38 reflects a net loss from Operating Partnerships of $(48,417) and $(95,824), respectively, which includes depreciation and amortization of $243,943 and $242,647, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the second quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there were signs of improvement as average occupancy was 98% and concession loss decreased considerably through the second quarter of 2014. The operating general partner attributes this improvement to a recovering local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Maintenance expenses increased through the second quarter due to vacant unit preparation, concrete repairs, supplies, and repair of an interior pipe that burst. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. Real estate taxes, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

Series 39

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 39 reflects net loss from Operating Partnerships of $(154,377) and $(136,389), respectively, which includes depreciation and amortization of $197,777 and $225,230, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the second quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there were signs of improvement as average occupancy was 98% and concession loss decreased considerably through the second quarter of 2014. The operating general partner attributes this improvement to a recovering local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Maintenance expenses increased through the second quarter due to vacant unit preparation, concrete repairs, supplies, and repair of an interior pipe that burst. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. Real estate taxes, mortgage, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

Series 40

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2014, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 40 reflects a net loss from Operating Partnerships of $(156,799) and $(307,495), respectively, which includes depreciation and amortization of $268,786 and $329,794, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of June 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, February 2013 and February 2012, the operating general partner provided approximately $30,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas mostly to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through June 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,292,500. As of June 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of June 30, 2014 the monthly installment payments were nine months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $97,100, $131,900 and $91,800, respectively, had not been paid as of June 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of June 30, 2014.

Average occupancy at the property through the second quarter of 2014 was 73%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for May 2014 was 17.9% compared to 7.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through June 30, 2014, management was able to address the deferred maintenance in some vacant units and make those units rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and through during the second quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of June 30, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of June 30, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $80,600 is equivalent to recapture and interest of $30 per 1,000 BACs.

Sedgwick Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to insufficient rental rates, high expenses and high debt service. Unit turnover has been significant due to a number of deaths and residents moving to assisted living facilities; still average occupancy was high at 96% in 2013. Occupancy remains high at 96% as of June 30, 2014. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market. Maintenance expenses increased due to plumbing supplies and costs associated with making units rent ready. The operating general partner was exploring refinancing options but found difficulties attracting lenders due to the size of the first permanent mortgage. The current lender has agreed to reduce the interest rate from 8.8% to 4%, but due to accelerated amortization, monthly debt service will not change. The real estate taxes, mortgage, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2016.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. In 2013, the property operated below breakeven with an average occupancy of 71%. Through the second quarter of 2014 operations remained below breakeven despite an increase in average occupancy due to increased expenses. Average occupancy in the second quarter was 88%, and the property was 93% occupied in June 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The increase in operating expenses was primarily due to an increase in the property insurance premium. The property was damaged by a hurricane in 2012, and as a result insurance costs increased in 2013. The balance sheet shows considerable accounts payable, due mainly to affiliated entities, and minimal operating cash. The operating general partner has stated that any operating deficits will be funded by deferring management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated below breakeven in 2013 due to low occupancy and continued to operate below breakeven through the second quarter of 2014 for the same reason. Year-to-date average occupancy at the property is 66%. The operating general partner has struggled with finding a manager for the property and as a result the occupancy has declined from an average of 80% in 2012. An interim manager has been hired but a suitable permanent replacement has not been found. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The interim manager continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows considerable accounts payable, due mainly to affiliated entities, and minimal operating cash. A site inspection was conducted in March 2014, and the property received good ratings for physical inspection, management, and the overall score. The operating general partner has stated that any deficit will be funded by deferring management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. Maintenance expenses increased in 2012, mostly from repairs associated with the age of the property and increased unit turnover. High maintenance expenses continued in 2013 and the property continued to operate below breakeven. In the first six months of 2014, occupancy has averaged 93% with lower traffic due to the harsh winter. Management has stated that market conditions are improving, although many applicants do not qualify for LIHTC housing because their incomes are too high. Maintenance expenses have been reduced through decreased turnover; however, concessions have continued in 2014 despite the improved market conditions and Section 8 voucher rates have dropped. As a result of the reduction in rental revenues, the property is operating below breakeven year to date. The operating general partner is focused on reducing operating costs by refinancing the permanent mortgage, which has an 8.2% interest rate. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. The property sustained fire damage on December 28, 2013 resulting in the death of a tenant's adult son and a total of four units going offline due to fire, smoke, and water damage. There were no injuries to any other residents. All displaced residents were temporarily relocated to live with family or moved into vacant units at the property. All repairs to affected areas were completed in March 2014 at a total cost of $110,000, all of which was covered through insurance proceeds other than a $1,000 deductible. All certificates of occupancy were received and the state issued notices that all issues were corrected. As the property is beyond the credit period, there will be no credit loss caused by the units being uninhabitable as of December 31, 2013. However, operations declined below breakeven in 2013 as a result increased maintenance expenses. Occupancy averaged 95% in 2013 but began to decline toward the end of the year and into 2014. Physical occupancy finished June 2014 at 88% after falling to 76% in January 2014. Management reports that despite repeated assurances of the building's safety, some tenants residing in unaffected units near the fire damaged units vacated due to the fear that their unit would catch fire as well. These issues are not expected to continue as property occupancy is historically strong and management expects vacancy will decrease through 2014. It should also be noted that the Hopkinsville area is a high crime area. As a counter measure, the property employs two security officers and is exploring the installation of security cameras on site. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Center Place Apartments II, LP (Center Place Apartments) is a 32-unit family property located in Center, TX. In 2013, the property operated above breakeven with an average occupancy of 86%. Average occupancy has declined since then and averaged 73% through the second quarter of 2014, resulting in below breakeven operations. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows considerable accounts payable, due mainly to affiliated entities, and minimal operating cash. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 41

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 41 reflects a net loss from Operating Partnerships of $(104,098) and $(194,906), respectively, which includes depreciation and amortization of $360,227 and $563,850, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 75% in 2013 and it was 74% occupied as of June 30, 2014. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Occupancy was 83% as of June 30, 2014. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. However, occupancy has continued to be an issue and the property was 87% occupied as of June 30, 2014. As a result of low occupancy the property operated below breakeven through the second quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 75% as of June 30, 2014. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the second quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) is a 28-unit property located in Beckley, West Virginia. In the second quarter of 2014, the property operated at breakeven as a result of improved occupancy, collections, and expense control by the new management agent that took over property operations on June 1, 2013. The property was 100% occupied as of June 30, 2014. During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. In addition, the operating general partner must complete various administrative tasks such as notifying previous tenants of the consent order. As of July 16, 2014 the presiding judge had not signed the consent order; however, the operating general partner has started the retrofit work and notification process. In March 2013, the operating general partner entered into a purchase and sale agreement (the "PSA") to sell its interest in the operating partnership. The buyer terminated the PSA in December 2013 due to the uncertainty and risk for a substitute general partner caused by the consent agreement. The investment general partner intends to work closely with the new management agent and the current operating general partner to further improve operations and ensure that all required repairs are made. All mortgage, real estate tax, and insurance payments are current as of June 30, 2014.

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

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the second quarter of 2014, the property operated slightly below breakeven due to increased operating expenses. The high operating expenses have been driven by contract labor costs associated with deferred maintenance repairs, including stairway work. These repairs were partially reimbursed from the replacement reserve. Occupancy has increased from an average of 81% in 2013 to 94% through the second quarter of 2014. Management attributes this increase to the strong performance of a new property manager. While occupancy has improved, management has stated that the local economy is still relatively weak and job opportunities are limited. Through the second quarter of 2014, the property offered a move in special of $100 off the monthly rent for 12 months or a large screen television. Marketing efforts also include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows little operating cash and high accounts payables; however, the payables were mainly due to affiliated entities. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company and, if necessary, they would advance funds to the operating partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 42

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 42 reflects a net loss from Operating Partnerships of $(58,519) and $(53,354), respectively, which includes depreciation and amortization of $415,854 and $439,472, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 65% before climbing slightly and ending June at 79%. The increase in occupancy is anticipated to be temporary, as tenants have recently received tax refunds to assist with moving costs. The operating general partner stated that continuing to increase the marketing budget will not counter the flow of tenants to the upgraded amenities at the newer properties. Only an increased renter pool as a result of an improved economy will reverse this trend. As a result of the decrease in occupancy and rental revenues, the property continues to operate below breakeven through below breakeven through June 2014. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 84%. Through the second quarter of 2014 operations remain below breakeven despite a slight increase in average occupancy. Year-to-date average occupancy is 90% and the property was 93% occupied in June 2014. Management states that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and those employees typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property's second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows sufficient cash to cover accounts payable. The investment general partner conducted a site visit in March 2014 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the second quarter of 2014 as a result of low occupancy and high unit turnover costs. The property ended the quarter at 80% occupancy. During the fourth quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (DOJ) for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent agreement with the DOJ on December 18, 2013 to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. As of July 16, 2014 the consent order has yet to be signed by the presiding judge; however, the operating general partner has initiated the retrofit and notification process. The investment general partner will work closely with the operating general partner to ensure that the consent order is addressed within the required timeframes. The investment general partner will also continue to push the management agent to implement more processes and procedures to improve partnership operations. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current as of June 30, 2014.

Crittenden County Partners, LP (Park Plaza III Apartments) is a 24-unit property located in West Memphis, Arkansas. The property operated above breakeven through the second quarter of 2014 and was 92% occupied as of June 30, 2014. The property is financed by a mortgage loan payable to Regions Bank. The loan matures September 10, 2014 in the approximate amount of $510,000. The operating general partner has an outstanding operating history and they have stated that they are confident that they will get the mortgage refinanced in a timely manner. The investment general partner is working closely with the operating general partner to ensure there are no issues related to the closing of the new loan. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 43

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 43 reflects a net loss from Operating Partnerships of $(144,283) and $(105,015), respectively, which includes depreciation and amortization of $545,949 and $542,379, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 93% occupancy in 2013 but operated below breakeven. As of June 30, 2014, occupancy is 89% with operations remaining below breakeven due to increased real estate taxes. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified applicants. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the second quarter of 2014, the property continued to operate above breakeven by capitalizing expensed improvements. Improvements during the second quarter included costs to have a Capital Needs Assessment completed on the property, replacement of roof exhaust fan motors and air conditioning brackets. The mortgage and insurance are current through June 30, 2014 (the property is tax exempt). The property is 100% occupied through June 30, 2014. The low income housing tax credit compliance period expires on December 31, 2015

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed its most recent site visit in March 2014. The property was found to be in good physical condition. The investment general partner intends on continuing to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner decided to start 2014 again utilizing fund reserves to finance deficits as they arose to keep the mortgage current. In the first and second quarters of 2014, physical occupancy averaged 95% and operations were reported slightly below breakeven level. As a result, $22,733 was advanced in the first half of 2014 from Fund Reserves to pay some of the aged payables that accrued during late 2013 and early 2014. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to the low 6.0% range in the second quarter of 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations do not support a re-financing at the current mortgage balance and the refinancing gap is significant, there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. That being said, the mortgage payment, real estate taxes and insurance payments were current as of June 30, 2014.

Henderson Fountainhead L.P., A Texas Limited Partnership (Seven Points Apartments) is a 36-unit family property in Seven Points, Texas. The property operated below breakeven since 2012 due to high maintenance expenses associated with unit turnover. To remain competitive in the marketplace, management increased its community outreach efforts to social service providers. In addition, print advertisements are regularly circulated in the local newspapers. From its December 2012 low of 64%, occupancy improved in 2013, averaging 95% for the year and operations were slightly above breakeven due to increased income and an overall decrease in expenses. As of June 30, 2014, through improved occupancy at 92%, the property continues to report above breakeven operations. All real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2017. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Henderson Fountainhead L.P. subsequent to June 30, 2014.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a deficit in 2012 due to a bed bug issue that caused low occupancy and increased maintenance costs related to efforts to remedy the problem. In 2013 the property continued to operate below breakeven. The last state inspection was conducted in July 2013 with minor findings that were addressed by the management company. The 2013 deficits were funded by deferring required replacement reserve deposits and utilizing replacement reserve funds. The reserve funds were used for equipment replacement, carpet replacement, painting and unit turnover expense. Bad debt consisting of late fees, damages, and rent of $10,000 was written off in December of 2013. Occupancy ended 2013 at 100% and remains strong at 100% as of June 30, 2014. Bad debt has also been an issue as the property was only able to achieve 70% and 74% economic occupancy in 2012 and 2013, respectively.  Economic occupancy has averaged 87% through June 30, 2014. The property operated close to breakeven though June 30, 2014, benefiting from an additional $3,200 of replacement reserve withdrawals. As of June 30, 2014, there have been no reports or evidence of the recurring bed bug problems with unit turnovers significantly reduced. Through the second quarter of 2014, tenant receivables increased to the equivalent of one month's rental income. The investment general partner will discuss this collection issue with management. A site visit is planned in September 2014. All mortgage, taxes and insurance are current through June 30, 2014. The operating deficit guarantee expired July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Library Square Apartments (MDI Limited Partnership #81) is a 46-unit senior property located in Mandan, North Dakota. In the first quarter of 2014 the investment general partner learned that the operating general partner assigned its ownership interest in the operating partnership to an affiliate of the prior operating general partner, without the consent of the special limited partner, investment general partner, or the lender. The lender considered the unauthorized assignment an event of default. The special limited partner and investment general partner were not notified by the operating general partner of the original default notice, which was issued in November 2012, until April 2014. The investment general partner and special limited partner approved the change in the operating general partner interest. Approval by the special limited partner and investment general partner via an operating partnership amendment is part of the documentation package that the operating general partner has submitted to the lender to cure the current default. Through the second quarter of 2014, the property operated above breakeven with occupancy of 99% as of June 30, 2014. All mortgage, taxes, and insurance are current through June 30, 2014. The operating deficit guarantee expired December 31, 2008. The low income housing tax credit compliance period expires on December 31, 2018.

Series 44

As of June 30, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 8 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 44 reflects a net loss from Operating Partnerships of $(111,322) and $(199,436), respectively, which includes depreciation and amortization of $380,591 and $594,764, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Although occupancy remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow is attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property's real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Occupancy, which averaged 94% during 2008, began to decline in the fourth quarter of 2008, reaching 89% occupancy in December 2008. Occupancy was relatively stable during 2009 and the first half of 2010 at 90%, but this could only be achieved with rent concessions. During the third and fourth quarters of 2010 occupancy regressed to levels not seen since July 2009 and only averaged 85% and 83%, respectively, and ended 2010 at 83% occupancy due to move-outs, evictions and fewer new leases. The major employers in the area cut either staffing levels or worker's hours and this situation had not started to improve as of December 31, 2010. Since most residents of Alexander Mills are hourly employees, those who retained their jobs had their income significantly reduced. Also, the significant decline in the construction industry in the Atlanta Metro area led to additional vacancies at the site. Management was very proactive in managing expenses, collecting tenant receivables, and developing rent payment workout plans to retain residents where possible. In spite of these efforts, the management company reported a material increase in bad debt expense in the second quarter of 2010. Bad debt expense did decline in the third and fourth quarters of 2010 compared to the second quarter of 2010; however, it was still significantly above what would be considered normal for a multi-family apartment community. The investment general partner performed its most recent site visit in March 2014. The property was found to be in good physical condition. The investment general partner intends on continuing to monitor operations until they are stabilized with above breakeven operations.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner decided to start 2014 again utilizing fund reserves to finance deficits as they arose to keep the mortgage current. In the first and second quarters of 2014, physical occupancy averaged 95% and operations were reported slightly below breakeven level. As a result, $22,733 was advanced in the first half of 2014 from Fund Reserves to pay some of the aged payables that accrued during late 2013 and early 2014. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to the low 6.0% range in the second quarter of 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations do not support a re-financing at the current mortgage balance and the refinancing gap is significant there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. That being said, the mortgage payment, real estate taxes and insurance payments were current as of June 30, 2014.

United Development CO. 2001 LP (Memphis 102) is a 102-unit single family home scattered site development, located in Memphis, TN. In September 2013, the court-appointed receiver for the Operating Partnership entered into an agreement to sell the property to a third-party buyer for $1,173,000; the sale transaction closed on November 26, 2013. After payment of the outstanding real estate taxes, the remaining proceeds of $210,000 were paid to the first mortgage lender. There were no cash proceeds to the investment partnership. The buyer agreed to operate the property in accordance with the land use and regulatory agreement as well as Section 42 of the Tax Code; therefore, resulting in no tax credit recapture or interest penalties for the investment limited partner stemming from the sale. The investment limited partners will; however, lose federal tax credits in 2013 and 2014 totaling $30,660 and $131,253, respectively, in addition to the recapture in 2012 totaling $281,707, equivalent to $104 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Despite the sale of the property, the low income housing tax credit compliance period for the tax credits received remains unchanged and will expire on December 31, 2018.

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Average occupancy in recent years has not been strong due to continued weakness in the local economy and the ineffectiveness of prior management. The property operated below breakeven through the second quarter of 2014, as well as in 2013 and 2012. Through the second quarter of 2014 negative operations were primarily due to lower net rental income resulting from increased vacancies. In 2013, negative operations were primarily due to lower net rental income from increased vacancies, as well as increased bad debt and maintenance expenses. Negative operations have been financed by increases in accounts payable, draws from the replacement reserves as well as advances from fund reserves of $42,731 and $25,431 in 2014 and 2013, respectively. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy through the second quarter of 2014 was 82% compared to 79% and 82% in 2013 and 2012, respectively. Occupancy decreased in 2013 partly due to an increase in evictions resulting from the new third party management company not accepting partial rent payments as the previous manager had done. Due to the subject evictions the operating partnership incurred increased bad debt expense in 2013. Occupancy also decreased in 2013 due to the limited traffic flow of qualified applicants. Management replaced the site manager in January 2014 and expanded its outreach marketing efforts to increase traffic flow and improve occupancy. Management is forecasting average occupancy to increase to above 90% for the second half of 2014. In June 2013 the new third party management company commenced a plan in coordination with the lender to address deferred maintenance in approximately ten vacant units which had not been maintained as rent ready by the previous management company. As part of this plan, the lender agreed to fast-track reimbursement requests from the Operating Partnership's replacement reserve escrow to pay invoices for the costs to make the down units rent ready. By the end of the third quarter of 2013, all ten (10) of these previously not rent ready units had been repaired and made fully rent ready for prospective tenants. Mortgage payments, real estate taxes and insurance are current as of June 30, 2014. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 45 reflects a net loss from Operating Partnerships of $(261,186) and $(268,074), respectively, which includes depreciation and amortization of $493,165 and $710,450 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, and most tenants need significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year in 2007 through 2013 as well as for the first quarter of 2014. As of June 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, February 2013 and February 2012, the operating general partner provided approximately $30,000, $98,500 and $109,000, respectively, to pay in full (2010 and 2009) or initiate an approved payment plan (2011) for the 2011, 2010 and 2009 outstanding real estate taxes, interest and penalties. Furthermore, through the second quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas mostly to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through June 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,292,500. As of June 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of June 30, 2014 the monthly installment payments were nine months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $97,100, $131,900 and $91,800, respectively, had not been paid as of June 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of June 30, 2014.

Average occupancy at the property through the second quarter of 2014 was 73%, compared to 68% and 65% in 2013 and 2012, respectively. The vacancy problem at the property is due to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. The reported unemployment rate in Pontiac, MI for May 2014 was 17.9% compared to 7.5% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of June 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through June 30, 2014, management was able to address the deferred maintenance in some vacant units and make those units rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units.

In recent years and through during the second quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a different third party management company in an effort to stabilize and improve property operations, as well as to better assist with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of June 30, 2014, the Operating Partnership remains current on its property insurance obligation. Real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2013, 2012 and 2011 real estate taxes; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. As noted above, as of June 30, 2014, the lender has not issued a formal default notice despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $23,344 is equivalent to recapture and interest of $6 per 1,000 BACs.

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

Although occupancy remained strong the last several years, the property continued to operate below breakeven in 2011, 2012 and 2013. The decline in cash flow was attributable to high tenant receivables, bad debt expense, higher than budgeted vacancy losses, rental concessions, and high utility costs. In June 2012 the operating general partner decided to change the property management company responsible for managing its apartment portfolio in the Southeastern United States including Brookside Park. The effective date of the management change was August 15, 2012. This was after the Operating Partnership reported negative cash flow in each year from 2008 - 2012. As noted above, after funding these deficits since 2008, the operating general partner notified the investment general partner in December 2012 that it had been unsuccessful in its attempt to negotiate a loan modification with the servicing agent for the mortgage bonds that finance Brookside Park Apartments and that it would no longer fund deficits. As a result, there was a payment default in January 2013 and the servicer sent the Operating Partnership a default notice on January 14, 2013. The cure period for the subject default ended on February 1, 2013 without the default being cured. As noted above, the investment general partner and the State Tax Credit Syndicator eventually cured this default on June 28, 2013. The property's real estate tax, insurance payments and bond payments remained current until the January 1, 2014 bond payment was not made.

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

Series 46

As of June 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2014, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2014 and 2013, Series 46 reflects a net loss from Operating Partnerships of $(149,147) and $(118,800), respectively, which includes depreciation and amortization of $346,492 and $307,999, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  In 2011, maintenance costs continued to increase as a new contractor was engaged to assist in eradicating the bed bug infestation.  In 2012, the pest issue was more manageable and treatment costs decreased significantly. Overall operating expenses decreased in 2012 and the property operated slightly above breakeven. Occupancy averaged 97% in 2013 and has continued to remain strong at 98% as of June 30, 2014. Operations at the property fluctuated in 2013 and were below breakeven for the year due to sporadically high maintenance and administrative expenses. Through the beginning of 2014, bed bug exterminating costs continue to challenge the property, and the property is operating below breakeven. Several changes have occurred to get the bed bug issue resolved. First, a new property manager was hired in January 2014. Second, the maintenance staff was trained extensively on how to monitor the units for early signs of infestations. All units undergo alternating monthly inspections, 63 units one month, and the remaining 63 units the following month. Third, as of March 2014, management terminated the previous costly contract with the company that was conducting the monthly heat treatments. The property has hired a new pest control company, and the maintenance staff spot treats the units with a steam and vacuum process. Lastly, to address the repeat infestations, management has paired up with the local Housing Authority and implemented a program for tenant behavior modification. This program is not only cost effective, but has also had a 100% success rate at another property in the operating general partner's portfolio. Tenants are required to attend an informative seminar about the bed bug epidemic, which teaches them how to spot, eliminate, and prevent future infestations. Thereafter, management follows up weekly with tenants. These seminars are required quarterly for all tenants, and are mandatory for all new move-ins. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) is a 48-unit senior apartment complex in Topeka, Kansas.  Despite ending June 2014 with a 98% occupancy rate, the property operated below breakeven through the second quarter of 2014. Contributing factors included high real estate taxes, high interest rate mortgage debt, and insufficient rental rates.  In addition, harsh winter weather resulted in a 66% increase in monthly snow related expenses in the first quarter of 2014 compared to the first quarter of 2013. Despite management increasing all unit rents by $20/month in the third quarter of 2013, expense growth continued to outpace revenue growth. Per state housing agency regulations, only one rent increase can occur in a 365 day period. Major repairs to the parking lot, concrete curbing, unit specific floor repairs, and landscaping also led to higher maintenance expenses during 2013. Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn't willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. The first mortgage lender considered the request; however, the process is stalled due to the bank's concern over the ongoing personal bankruptcy of the principal of the operating managing member. The operating managing member reports that the monthly mortgage and insurance escrow payments are current as of June 30, 2014. The second half of the 2013 real estate tax bill that was due by May 1, 2014, has not been paid.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2014.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 14, 2014		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 14, 2014	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.