Form 10-Q
period 2014-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2014-11-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2014
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three and Six Months	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-236

Item 3. Quantitative and Qualitative Disclosures About Market Risk	237

Item 4. Controls and Procedures	237

PART II OTHER INFORMATION

Item 1. Legal Proceedings	238

Item 1A. Risk Factors	238

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	238

Item 3. Defaults Upon Senior Securities	238

Item 4. Mine Safety Disclosures	238

Item 5. Other Information	238

Item 6. Exhibits	238

Signatures	239

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,791,659	$5,328,701

OTHER ASSETS
Cash and cash equivalents	18,261,757	12,797,054
Notes receivable	22,790	22,790
Acquisition costs, net	166,980	200,376
Other assets	258,749	180,417

	$23,501,935	$18,529,338

LIABILITIES

Accounts payable and accrued expenses	$214,048	$160,120
Accounts payable affiliates (Note C)	50,636,847	50,042,235
Capital contributions payable	619,106	664,260

	51,470,001	50,866,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,626,246 outstanding as of September 30, 2014 and March 31, 2014.	(20,522,163)	(24,847,683)
General Partner	(7,445,903)	(7,489,594)

	(27,968,066)	(32,337,277)

	$23,501,935	$18,529,338

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	129,680	204,785
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$129,680	$204,785

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,477,003	1,488,111
Capital contributions payable	-	-

	1,477,003	1,488,111

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,864,700 outstanding as of September 30, 2014 and March 31, 2014.	(1,025,598)	(962,241)
General Partner	(321,725)	(321,085)

	(1,347,323)	(1,283,326)

	$129,680	$204,785

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	136,068	116,749
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$139,068	$119,749

LIABILITIES

Accounts payable and accrued expenses	$5,000	$5,000
Accounts payable affiliates (Note C)	1,411,739	1,383,089
Capital contributions payable	-	-

	1,416,739	1,388,089

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of September 30, 2014 and March 31, 2014.	(1,102,944)	(1,093,706)
General Partner	(174,727)	(174,634)

	(1,277,671)	(1,268,340)

	$139,068	$119,749

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	82,592	98,564
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$82,592	$98,564

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,923,263	2,892,033
Capital contributions payable	9,352	9,352

	2,932,615	2,901,385

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,561,400 outstanding as of September 30, 2014 and March 31, 2014.	(2,602,439)	(2,555,709)
General Partner	(247,584)	(247,112)

	(2,850,023)	(2,802,821)

	$82,592	$98,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	103,896	118,542
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$103,896	$118,542

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,594,656	2,549,950
Capital contributions payable	-	-

	2,594,656	2,549,950

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,336,227 outstanding as of September 30, 2014 and March 31, 2014.	(2,181,005)	(2,122,247)
General Partner	(309,755)	(309,161)

	(2,490,760)	(2,431,408)

	$103,896	$118,542

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	833,787	890,715
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$833,787	$890,715

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,000	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,168,878 outstanding as of September 30, 2014 and March 31, 2014.	1,007,776	1,064,135
General Partner	(176,989)	(176,420)

	830,787	887,715

	$833,787	$890,715

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,759,109	2,550,061
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	1,250

	$3,760,359	$2,551,311

LIABILITIES

Accounts payable and accrued expenses	$4,029	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,029	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,025,609 outstanding as of September 30, 2014 and March 31, 2014.	3,976,211	2,783,242
General Partner	(219,881)	(231,931)

	3,756,330	2,551,311

	$3,760,359	$2,551,311

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,968,039	2,510,330
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$2,968,039	$2,510,330

LIABILITIES

Accounts payable and accrued expenses	$22,960	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	1,127	1,293

	24,087	6,253

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,995,200 outstanding as of September 30, 2014 and March 31, 2014.	3,254,765	2,819,289
General Partner	(310,813)	(315,212)

	2,943,952	2,504,077

	$2,968,039	$2,510,330

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,134,626	1,049,687
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	6,500

	$1,134,626	$1,056,187

LIABILITIES

Accounts payable and accrued expenses	$20,000	$-
Accounts payable affiliates (Note C)	-	44,238
Capital contributions payable	-	10,020

	20,000	54,258

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,460,700 outstanding as of September 30, 2014 and March 31, 2014.	1,309,927	1,198,357
General Partner	(195,301)	(196,428)

	1,114,626	1,001,929

	$1,134,626	$1,056,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	5,268,222	515,862
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	2,817

	$5,269,472	$518,679

LIABILITIES

Accounts payable and accrued expenses	$16,399	$7,500
Accounts payable affiliates (Note C)	-	706,182
Capital contributions payable	6,000	40,968

	22,399	754,650

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,999,738 outstanding as of September 30, 2014 and March 31, 2014.	5,538,351	110,137
General Partner	(291,278)	(346,108)

	5,247,073	(235,971)

	$5,269,472	$518,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	191,209	224,155
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$191,209	$224,155

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,717,672	3,583,859
Capital contributions payable	8,235	8,235

	3,725,907	3,592,094

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,991,300 outstanding as of September 30, 2014 and March 31, 2014.	(3,160,704)	(2,995,613)
General Partner	(373,994)	(372,326)

	(3,534,698)	(3,367,939)

	$191,209	$224,155

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	234,754	253,948
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$235,254	$254,448

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,768,387	1,690,813
Capital contributions payable	127,396	127,396

	1,895,783	1,818,209

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,651,000 outstanding as of September 30, 2014 and March 31, 2014.	(1,416,867)	(1,321,067)
General Partner	(243,662)	(242,694)

	(1,660,529)	(1,563,761)

	$235,254	$254,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	246,142	852,580
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$271,142	$877,580

LIABILITIES

Accounts payable and accrued expenses	$2,257	$2,257
Accounts payable affiliates (Note C)	2,760,733	3,212,781
Capital contributions payable	66,294	66,294

	2,829,284	3,281,332

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,415,757 outstanding as of September 30, 2014 and March 31, 2014.	(2,153,302)	(2,000,456)
General Partner	(404,840)	(403,296)

	(2,558,142)	(2,403,752)

	$271,142	$877,580

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	257,039	310,949
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$257,039	$310,949

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	3,168,421	3,085,965
Capital contributions payable	3,486	3,486

	3,174,907	3,089,451

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,751,198 outstanding as of September 30, 2014 and March 31, 2014.	(2,482,326)	(2,344,354)
General Partner	(435,542)	(434,148)

	(2,917,868)	(2,778,502)

	$257,039	$310,949

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	190,322	194,920
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$190,322	$194,920

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	2,003,090	1,941,386
Capital contributions payable	69,154	69,154

	2,075,647	2,013,943

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of September 30, 2014 and March 31, 2014.	(1,640,692)	(1,575,053)
General Partner	(244,633)	(243,970)

	(1,885,325)	(1,819,023)

	$190,322	$194,920

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	234,633	299,036
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$234,633	$299,036

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	3,974,603	3,900,829
Capital contributions payable	-	-

	3,977,603	3,903,829

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,528,319 outstanding as of September 30, 2014 and March 31, 2014.	(3,405,150)	(3,268,355)
General Partner	(337,820)	(336,438)

	(3,742,970)	(3,604,793)

	$234,633	$299,036

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	216,055	278,190
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$216,055	$278,190

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,308,214	2,257,174
Capital contributions payable	-	-

	2,308,214	2,257,174

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,298,763 outstanding as of September 30, 2014 and March 31, 2014.	(1,789,212)	(1,677,169)
General Partner	(302,947)	(301,815)

	(2,092,159)	(1,978,984)

	$216,055	$278,190

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	412,269	448,179
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$412,269	$448,179

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,124,537	1,108,351
Capital contributions payable	-	-

	1,255,537	1,239,351

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,104,504 outstanding as of September 30, 2014 and March 31, 2014.	(656,172)	(604,597)
General Partner	(187,096)	(186,575)

	(843,268)	(791,172)

	$412,269	$448,179

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	311,368	305,167
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$311,368	$305,167

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,249,579	2,147,147
Capital contributions payable	138,438	138,438

	2,388,017	2,285,585

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of September 30, 2014 and March 31, 2014.	(1,840,319)	(1,745,050)
General Partner	(236,330)	(235,368)

	(2,076,649)	(1,980,418)

	$311,368	$305,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	251,280	236,887
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$251,280	$236,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,799,032	1,716,832
Capital contributions payable	-	-

	1,799,032	1,716,832

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of September 30, 2014 and March 31, 2014.	(1,313,990)	(1,246,861)
General Partner	(233,762)	(233,084)

	(1,547,752)	(1,479,945)

	$251,280	$236,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	131,547	144,094
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$131,547	$144,094

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,616,299	1,547,899
Capital contributions payable	-	-

	1,616,299	1,547,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,292,151 outstanding as of September 30, 2014 and March 31, 2014.	(1,273,463)	(1,193,325)
General Partner	(211,289)	(210,480)

	(1,484,752)	(1,403,805)

	$131,547	$144,094

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	81,816	96,711
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$81,816	$96,711

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,932,745	2,828,348
Capital contributions payable	102	102

	2,932,847	2,828,450

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,630,256 outstanding as of September 30, 2014 and March 31, 2014.	(2,597,577)	(2,479,478)
General Partner	(253,454)	(252,261)

	(2,851,031)	(2,731,739)

	$81,816	$96,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	157,776	167,428
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$158,994	$168,646

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,173,722	3,054,940
Capital contributions payable	100	100

	3,173,822	3,055,040

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of September 30, 2014 and March 31, 2014. 0.	(2,735,511)	(2,608,361)
General Partner	(279,317)	(278,033)

	(3,014,828)	(2,886,394)

	$158,994	$168,646

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	314,304	266,762
Notes receivable	22,790	22,790
Acquisition costs, net	-	-
Other assets	51,003	51,003

	$388,097	$340,555

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,195,823	2,071,473
Capital contributions payable	73,433	73,433

	2,269,256	2,144,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of September 30, 2014 and March 31, 2014.	(1,621,409)	(1,545,369)
General Partner	(259,750)	(258,982)

	(1,881,159)	(1,804,351)

	$388,097	$340,555

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$169,967	$178,330

OTHER ASSETS
Cash and cash equivalents	326,413	303,384
Notes receivable	-	-
Acquisition costs, net	166,980	200,376
Other assets	104,989	85,341

	$768,349	$767,431

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,701,618	2,548,228
Capital contributions payable	99,265	99,265

	2,800,883	2,647,493

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of September 30, 2014 and March 31, 2014.	(1,690,687)	(1,539,740)
General Partner	(341,847)	(340,322)

	(2,032,534)	(1,880,062)

	$768,349	$767,431

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	15,985	38,362
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	66,751	-

	$82,736	$38,362

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,824,258	1,642,751
Capital contributions payable	-	-

	1,824,258	1,642,751

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of September 30, 2014 and March 31, 2014.	(1,486,659)	(1,350,897)
General Partner	(254,863)	(253,492)

	(1,741,522)	(1,604,389)

	$82,736	$38,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,788,570	$2,004,492

OTHER ASSETS
Cash and cash equivalents	98,529	126,153
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$1,887,099	$2,130,645

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,609,858	1,463,025
Capital contributions payable	16,724	16,724

	1,626,582	1,479,749

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of September 30, 2014 and March 31, 2014.	611,574	998,049
General Partner	(351,057)	(347,153)

	260,517	650,896

	$1,887,099	$2,130,645

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,833,122	$3,145,879

OTHER ASSETS
Cash and cash equivalents	174,297	194,854
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,788	3,788

	$3,011,207	$3,344,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,301,595	1,176,831
Capital contributions payable	-	-

	1,301,595	1,176,831

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,980,998 outstanding as of September 30, 2014 and March 31, 2014.	1,955,259	2,408,756
General Partner	(245,647)	(241,066)

	1,709,612	2,167,690

	$3,011,207	$3,344,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$12,775	$4,537
Other income	69,864	123,033

	82,639	127,570

Share of income (loss) from Operating Partnerships (Note D)	354,673	3,760,832

Expenses
Professional fees	452,971	454,677
Fund management fee, net (Note C)	1,121,442	879,779
Amortization	16,698	111,666
General and administrative expenses	104,008	79,625

	1,695,119	1,525,747

NET INCOME (LOSS)	$(1,257,807)	$2,362,655

Net income (loss) allocated to assignees	$(1,245,229)	$2,339,025

Net income (loss) allocated to general partner	$(12,578)	$23,630

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2014	2013

Income
Interest income	$115	$125
Other income	-	689

	115	814

Share of income (loss) from Operating Partnerships (Note D)	-	183,000

Expenses
Professional fees	14,719	12,746
Fund management fee, net (Note C)	19,245	17,227
Amortization	-	-
General and administrative expenses	4,094	3,432

	38,058	33,405

NET INCOME (LOSS)	$(37,943)	$150,409

Net income (loss) allocated to assignees	$(37,564)	$148,905

Net income (loss) allocated to general partner	$(379)	$1,504

Net income (loss) per BAC	$(.01)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2014	2013

Income
Interest income	$82	$95
Other income	859	218

	941	313

Share of income (loss) from Operating Partnerships (Note D)	-	79,000

Expenses
Professional fees	10,144	10,036
Fund management fee, net (Note C)	12,274	13,870
Amortization	-	-
General and administrative expenses	2,899	2,634

	25,317	26,540

NET INCOME (LOSS)	$(24,376)	$52,773

Net income (loss) allocated to assignees	$(24,132)	$52,245

Net income (loss) allocated to general partner	$(244)	$528

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2014	2013

Income
Interest income	$28	$65
Other income	-	-

	28	65

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,291	21,801
Fund management fee, net (Note C)	15,615	16,995
Amortization	-	-
General and administrative expenses	3,454	2,978

	32,360	41,774

NET INCOME (LOSS)	$(32,332)	$(41,709)

Net income (loss) allocated to assignees	$(32,009)	$(41,292)

Net income (loss) allocated to general partner	$(323)	$(417)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2014	2013

Income
Interest income	$39	$67
Other income	-	-

	39	67

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,869	15,696
Fund management fee, net (Note C)	20,776	22,680
Amortization	-	-
General and administrative expenses	3,978	3,305

	37,623	41,681

NET INCOME (LOSS)	$(37,584)	$(41,614)

Net income (loss) allocated to assignees	$(37,208)	$(41,198)

Net income (loss) allocated to general partner	$(376)	$(416)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2014	2013

Income
Interest income	$610	$188
Other income	190	20

	800	208

Share of income (loss) from Operating Partnerships (Note D)	-	1,544,276

Expenses
Professional fees	19,509	17,601
Fund management fee, net (Note C)	15,849	(75,697)
Amortization	-	-
General and administrative expenses	3,746	2,882

	39,104	(55,214)

NET INCOME (LOSS)	$(38,304)	$1,599,698

Net income (loss) allocated to assignees	$(37,921)	$1,583,701

Net income (loss) allocated to general partner	$(383)	$15,997

Net income (loss) per BAC	$(.02)	$.73

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2014	2013

Income
Interest income	$2,815	$1,239
Other income	10,178	978

	12,993	2,217

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,445	14,991
Fund management fee, net (Note C)	524	10,728
Amortization	-	-
General and administrative expenses	4,134	3,037

	16,103	28,756

NET INCOME (LOSS)	$(3,110)	$(26,539)

Net income (loss) allocated to assignees	$(3,079)	$(26,274)

Net income (loss) allocated to general partner	$(31)	$(265)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2014	2013

Income
Interest income	$1,393	$319
Other income	1,362	1,611

	2,755	1,930

Share of income (loss) from Operating Partnerships (Note D)	86,000	2,129,678

Expenses
Professional fees	26,176	31,526
Fund management fee, net (Note C)	30,431	(113,877)
Amortization	-	-
General and administrative expenses	5,134	3,781

	61,741	(78,570)

NET INCOME (LOSS)	$27,014	$2,210,178

Net income (loss) allocated to assignees	$26,744	$2,188,076

Net income (loss) allocated to general partner	$270	$22,102

Net income (loss) per BAC	$.01	$.55

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2014	2013

Income
Interest income	$888	$215
Other income	-	19,214

	888	19,429

Share of income (loss) from Operating Partnerships (Note D)	1,338	308,519

Expenses
Professional fees	35,725	15,146
Fund management fee, net (Note C)	42,198	23,369
Amortization	-	-
General and administrative expenses	3,857	2,883

	81,780	41,398

NET INCOME (LOSS)	$(79,554)	$286,550

Net income (loss) allocated to assignees	$(78,758)	$283,685

Net income (loss) allocated to general partner	$(796)	$2,865

Net income (loss) per BAC	$(.03)	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2014	2013

Income
Interest income	$4,543	$320
Other income	7,862	9,500

	12,405	9,820

Share of income (loss) from Operating Partnerships (Note D)	541,468	-

Expenses
Professional fees	18,098	20,221
Fund management fee, net (Note C)	35,602	56,490
Amortization	-	-
General and administrative expenses	4,311	3,442

	58,011	80,153

NET INCOME (LOSS)	$495,862	$(70,333)

Net income (loss) allocated to assignees	$490,903	$(69,630)

Net income (loss) allocated to general partner	$4,959	$(703)

Net income (loss) per BAC	$.12	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2014	2013

Income
Interest income	$144	$61
Other income	932	4,600

	1,076	4,661

Share of income (loss) from Operating Partnerships (Note D)	-	100

Expenses
Professional fees	21,400	16,206
Fund management fee, net (Note C)	66,202	61,444
Amortization	-	-
General and administrative expenses	4,535	3,550

	92,137	81,200

NET INCOME (LOSS)	$(91,061)	$(76,439)

Net income (loss) allocated to assignees	$(90,150)	$(75,675)

Net income (loss) allocated to general partner	$(911)	$(764)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2014	2013

Income
Interest income	$161	$178
Other income	1,522	1,522

	1,683	1,700

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,612	15,747
Fund management fee, net (Note C)	36,537	31,737
Amortization	-	-
General and administrative expenses	3,683	2,747

	54,832	50,231

NET INCOME (LOSS)	$(53,149)	$(48,531)

Net income (loss) allocated to assignees	$(52,618)	$(48,046)

Net income (loss) allocated to general partner	$(531)	$(485)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2014	2013

Income
Interest income	$483	$177
Other income	926	1,040

	1,409	1,217

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,901	19,011
Fund management fee, net (Note C)	61,927	81,627
Amortization	-	-
General and administrative expenses	4,586	2,995

	87,414	103,633

NET INCOME (LOSS)	$(86,005)	$(102,416)

Net income (loss) allocated to assignees	$(85,145)	$(101,392)

Net income (loss) allocated to general partner	$(860)	$(1,024)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2014	2013

Income
Interest income	$106	$215
Other income	-	10,000

	106	10,215

Share of income (loss) from Operating Partnerships (Note D)	12,000	-

Expenses
Professional fees	15,355	14,046
Fund management fee, net (Note C)	66,228	48,734
Amortization	-	-
General and administrative expenses	4,509	2,886

	86,092	65,666

NET INCOME (LOSS)	$(73,986)	$(55,451)

Net income (loss) allocated to assignees	$(73,246)	$(54,896)

Net income (loss) allocated to general partner	$(740)	$(555)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2014	2013

Income
Interest income	$122	$147
Other income	-	5,280

	122	5,427

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,919	10,736
Fund management fee, net (Note C)	24,682	17,713
Amortization	-	-
General and administrative expenses	3,341	2,415

	38,942	30,864

NET INCOME (LOSS)	$(38,820)	$(25,437)

Net income (loss) allocated to assignees	$(38,432)	$(25,183)

Net income (loss) allocated to general partner	$(388)	$(254)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2014	2013

Income
Interest income	$113	$21
Other income	1,539	25,522

	1,652	25,543

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,823	13,596
Fund management fee, net (Note C)	58,187	58,510
Amortization	-	-
General and administrative expenses	3,913	2,658

	74,923	74,764

NET INCOME (LOSS)	$(73,271)	$(49,221)

Net income (loss) allocated to assignees	$(72,538)	$(48,729)

Net income (loss) allocated to general partner	$(733)	$(492)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2014	2013

Income
Interest income	$89	$71
Other income	-	-

	89	71

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,676	12,241
Fund management fee, net (Note C)	50,520	48,061
Amortization	-	-
General and administrative expenses	3,811	2,589

	66,007	62,891

NET INCOME (LOSS)	$(65,918)	$(62,820)

Net income (loss) allocated to assignees	$(65,259)	$(62,192)

Net income (loss) allocated to general partner	$(659)	$(628)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2014	2013

Income
Interest income	$285	$152
Other income	-	3,320

	285	3,472

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,280	12,791
Fund management fee, net (Note C)	33,120	33,120
Amortization	-	-
General and administrative expenses	3,162	3,289

	47,562	49,200

NET INCOME (LOSS)	$(47,277)	$(45,728)

Net income (loss) allocated to assignees	$(46,804)	$(45,271)

Net income (loss) allocated to general partner	$(473)	$(457)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2014	2013

Income
Interest income	$159	$181
Other income	-	7,542

	159	7,723

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,396	9,886
Fund management fee, net (Note C)	51,216	43,216
Amortization	-	-
General and administrative expenses	3,216	2,366

	64,828	55,468

NET INCOME (LOSS)	$(64,669)	$(47,745)

Net income (loss) allocated to assignees	$(64,022)	$(47,268)

Net income (loss) allocated to general partner	$(647)	$(477)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2014	2013

Income
Interest income	$66	$59
Other income	27,394	30,640

	27,460	30,699

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,783	11,241
Fund management fee, net (Note C)	32,785	37,260
Amortization	-	-
General and administrative expenses	3,357	2,458

	47,925	50,959

NET INCOME (LOSS)	$(20,465)	$(20,260)

Net income (loss) allocated to assignees	$(20,260)	$(20,057)

Net income (loss) allocated to general partner	$(205)	$(203)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2014	2013

Income
Interest income	$74	$80
Other income	3,500	936

	3,574	1,016

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,208	11,041
Fund management fee, net (Note C)	30,000	31,200
Amortization	-	-
General and administrative expenses	3,150	2,356

	44,358	44,597

NET INCOME (LOSS)	$(40,784)	$(43,581)

Net income (loss) allocated to assignees	$(40,376)	$(43,145)

Net income (loss) allocated to general partner	$(408)	$(436)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2014	2013

Income
Interest income	$16	$18
Other income	2,927	225

	2,943	243

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,448	16,546
Fund management fee, net (Note C)	48,604	44,790
Amortization	-	-
General and administrative expenses	3,492	2,544

	66,544	63,880

NET INCOME (LOSS)	$(63,601)	$(63,637)

Net income (loss) allocated to assignees	$(62,965)	$(63,001)

Net income (loss) allocated to general partner	$(636)	$(636)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2014	2013

Income
Interest income	$112	$119
Other income	2,392	-

	2,504	119

Share of income (loss) from Operating Partnerships (Note D)	-	52,000

Expenses
Professional fees	17,130	23,716
Fund management fee, net (Note C)	56,388	54,815
Amortization	-	-
General and administrative expenses	3,820	2,792

	77,338	81,323

NET INCOME (LOSS)	$(74,834)	$(29,204)

Net income (loss) allocated to assignees	$(74,086)	$(28,912)

Net income (loss) allocated to general partner	$(748)	$(292)

Net income (loss) per BAC	$(.03)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2014	2013

Income
Interest income	$87	$81
Other income	274	10

	361	91

Share of income (loss) from Operating Partnerships (Note D)	-	(43,862)

Expenses
Professional fees	19,693	22,477
Fund management fee, net (Note C)	56,278	39,542
Amortization	-	17,289
General and administrative expenses	3,748	2,766

	79,719	82,074

NET INCOME (LOSS)	$(79,358)	$(125,845)

Net income (loss) allocated to assignees	$(78,564)	$(124,587)

Net income (loss) allocated to general partner	$(794)	$(1,258)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2014	2013

Income
Interest income	$107	$118
Other income	371	166

	478	284

Share of income (loss) from Operating Partnerships (Note D)	(2,938)	(103,052)

Expenses
Professional fees	21,487	24,052
Fund management fee, net (Note C)	71,745	73,690
Amortization	16,698	16,698
General and administrative expenses	4,221	3,107

	114,151	117,547

NET INCOME (LOSS)	$(116,611)	$(220,315)

Net income (loss) allocated to assignees	$(115,445)	$(218,112)

Net income (loss) allocated to general partner	$(1,166)	$(2,203)

Net income (loss) per BAC	$(.03)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2014	2013

Income
Interest income	$4	$37
Other income	584	-

	588	37

Share of income (loss) from Operating Partnerships (Note D)	-	(31,872)

Expenses
Professional fees	14,513	13,528
Fund management fee, net (Note C)	54,327	61,991
Amortization	-	70,700
General and administrative expenses	3,392	2,664

	72,232	148,883

NET INCOME (LOSS)	$(71,644)	$(180,718)

Net income (loss) allocated to assignees	$(70,928)	$(178,911)

Net income (loss) allocated to general partner	$(716)	$(1,807)

Net income (loss) per BAC	$(.03)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2014	2013

Income
Interest income	$22	$73
Other income	7,052	-

	7,074	73

Share of income (loss) from Operating Partnerships (Note D)	(93,359)	(183,509)

Expenses
Professional fees	31,522	29,592
Fund management fee, net (Note C)	70,800	89,563
Amortization	-	4,454
General and administrative expenses	4,637	3,851

	106,959	127,460

NET INCOME (LOSS)	$(193,244)	$(310,896)

Net income (loss) allocated to assignees	$(191,312)	$(307,787)

Net income (loss) allocated to general partner	$(1,932)	$(3,109)

Net income (loss) per BAC	$(.05)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2014	2013

Income
Interest income	$112	$116
Other income	-	-

	112	116

Share of income (loss) from Operating Partnerships (Note D)	(189,836)	(173,446)

Expenses
Professional fees	19,849	18,460
Fund management fee, net (Note C)	59,382	50,981
Amortization	-	2,525
General and administrative expenses	3,828	3,218

	83,059	75,184

NET INCOME (LOSS)	$(272,783)	$(248,514)

Net income (loss) allocated to assignees	$(270,055)	$(246,029)

Net income (loss) allocated to general partner	$(2,728)	$(2,485)

Net income (loss) per BAC	$(.09)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2014	2013

Income
Interest income	$21,084	$9,593
Other income	482,132	571,103

	503,216	580,696

Share of income (loss) from Operating Partnerships (Note D)	6,724,224	3,318,452

Expenses
Professional fees	578,425	589,707
Fund management fee, net (Note C)	2,058,799	1,910,889
Amortization	33,396	223,334
General and administrative expenses	187,609	211,468

	2,858,229	2,935,398

NET INCOME (LOSS)	$4,369,211	$963,750

Net income (loss) allocated to assignees	$4,325,520	$954,113

Net income (loss) allocated to general partner	$43,691	$9,637

Net income (loss) per BAC	$.05	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2014	2013

Income
Interest income	$267	$240
Other income	-	689

	267	929

Share of income (loss) from Operating Partnerships (Note D)	-	183,000

Expenses
Professional fees	18,539	16,565
Fund management fee, net (Note C)	37,992	38,874
Amortization	-	-
General and administrative expenses	7,733	8,849

	64,264	64,288

NET INCOME (LOSS)	$(63,997)	$119,641

Net income (loss) allocated to assignees	$(63,357)	$118,445

Net income (loss) allocated to general partner	$(640)	$1,196

Net income (loss) per BAC	$(.02)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2014	2013

Income
Interest income	$164	$174
Other income	859	7,372

	1,023	7,546

Share of income (loss) from Operating Partnerships (Note D)	-	79,000

Expenses
Professional fees	13,174	12,935
Fund management fee, net (Note C)	(8,401)	29,052
Amortization	-	-
General and administrative expenses	5,581	6,470

	10,354	48,457

NET INCOME (LOSS)	$(9,331)	$38,089

Net income (loss) allocated to assignees	$(9,238)	$37,708

Net income (loss) allocated to general partner	$(93)	$381

Net income (loss) per BAC	$(.00)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2014	2013

Income
Interest income	$71	$204
Other income	284	5,683

	355	5,887

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,111	26,701
Fund management fee, net (Note C)	23,919	30,610
Amortization	-	-
General and administrative expenses	6,527	7,460

	47,557	64,771

NET INCOME (LOSS)	$(47,202)	$(58,884)

Net income (loss) allocated to assignees	$(46,730)	$(58,295)

Net income (loss) allocated to general partner	$(472)	$(589)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2014	2013

Income
Interest income	$81	$151
Other income	7,590	-

	7,671	151

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,689	19,825
Fund management fee, net (Note C)	42,956	41,860
Amortization	-	-
General and administrative expenses	7,378	8,349

	67,023	70,034

NET INCOME (LOSS)	$(59,352)	$(69,883)

Net income (loss) allocated to assignees	$(58,758)	$(69,184)

Net income (loss) allocated to general partner	$(594)	$(699)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2014	2013

Income
Interest income	$1,250	$835
Other income	1,870	972

	3,120	1,807

Share of income (loss) from Operating Partnerships (Note D)	-	1,544,276

Expenses
Professional fees	23,639	22,190
Fund management fee, net (Note C)	29,342	(52,984)
Amortization	-	-
General and administrative expenses	7,067	7,104

	60,048	(23,690)

NET INCOME (LOSS)	$(56,928)	$1,569,773

Net income (loss) allocated to assignees	$(56,359)	$1,554,075

Net income (loss) allocated to general partner	$(569)	$15,698

Net income (loss) per BAC	$(.03)	$.72

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2014	2013

Income
Interest income	$4,871	$2,089
Other income	10,178	11,140

	15,049	13,229

Share of income (loss) from Operating Partnerships (Note D)	1,221,595	-

Expenses
Professional fees	14,790	18,505
Fund management fee, net (Note C)	8,983	19,892
Amortization	-	-
General and administrative expenses	7,852	7,746

	31,625	46,143

NET INCOME (LOSS)	$1,205,019	$(32,914)

Net income (loss) allocated to assignees	$1,192,969	$(32,585)

Net income (loss) allocated to general partner	$12,050	$(329)

Net income (loss) per BAC	$.39	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2014	2013

Income
Interest income	$2,357	$591
Other income	3,182	5,834

	5,539	6,425

Share of income (loss) from Operating Partnerships (Note D)	482,166	2,129,678

Expenses
Professional fees	33,461	39,500
Fund management fee, net (Note C)	5,050	(65,467)
Amortization	-	-
General and administrative expenses	9,319	9,432

	47,830	(16,535)

NET INCOME (LOSS)	$439,875	$2,152,638

Net income (loss) allocated to assignees	$435,476	$2,131,112

Net income (loss) allocated to general partner	$4,399	$21,526

Net income (loss) per BAC	$.11	$.53

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2014	2013

Income
Interest income	$1,782	$372
Other income	-	34,750

	1,782	35,122

Share of income (loss) from Operating Partnerships (Note D)	233,520	308,519

Expenses
Professional fees	41,039	19,275
Fund management fee, net (Note C)	74,433	56,364
Amortization	-	-
General and administrative expenses	7,133	7,104

	122,605	82,743

NET INCOME (LOSS)	$112,697	$260,898

Net income (loss) allocated to assignees	$111,570	$258,289

Net income (loss) allocated to general partner	$1,127	$2,609

Net income (loss) per BAC	$.05	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2014	2013

Income
Interest income	$5,700	$620
Other income	264,217	252,765

	269,917	253,385

Share of income (loss) from Operating Partnerships (Note D)	5,282,724	50,000

Expenses
Professional fees	23,488	26,040
Fund management fee, net (Note C)	38,367	29,598
Amortization	-	-
General and administrative expenses	7,742	8,599

	69,597	64,237

NET INCOME (LOSS)	$5,483,044	$239,148

Net income (loss) allocated to assignees	$5,428,214	$236,757

Net income (loss) allocated to general partner	$54,830	$2,391

Net income (loss) per BAC	$1.36	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2014	2013

Income
Interest income	$332	$123
Other income	932	11,177

	1,264	11,300

Share of income (loss) from Operating Partnerships (Note D)	-	100

Expenses
Professional fees	26,790	23,682
Fund management fee, net (Note C)	133,109	128,899
Amortization	-	-
General and administrative expenses	8,124	8,866

	168,023	161,447

NET INCOME (LOSS)	$(166,759)	$(150,047)

Net income (loss) allocated to assignees	$(165,091)	$(148,547)

Net income (loss) allocated to general partner	$(1,668)	$(1,500)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2014	2013

Income
Interest income	$330	$354
Other income	1,522	1,522

	1,852	1,876

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,217	20,181
Fund management fee, net (Note C)	72,924	68,686
Amortization	-	-
General and administrative expenses	6,479	7,053

	98,620	95,920

NET INCOME (LOSS)	$(96,768)	$(94,044)

Net income (loss) allocated to assignees	$(95,800)	$(93,104)

Net income (loss) allocated to general partner	$(968)	$(940)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2014	2013

Income
Interest income	$836	$356
Other income	926	1,232

	1,762	1,588

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	26,921	26,040
Fund management fee, net (Note C)	121,181	136,822
Amortization	-	-
General and administrative expenses	8,050	8,291

	156,152	171,153

NET INCOME (LOSS)	$(154,390)	$(169,565)

Net income (loss) allocated to assignees	$(152,846)	$(167,869)

Net income (loss) allocated to general partner	$(1,544)	$(1,696)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2014	2013

Income
Interest income	$235	$436
Other income	2,278	10,000

	2,513	10,436

Share of income (loss) from Operating Partnerships (Note D)	12,000	-

Expenses
Professional fees	19,800	18,175
Fund management fee, net (Note C)	125,956	117,278
Amortization	-	-
General and administrative expenses	8,123	8,214

	153,879	143,667

NET INCOME (LOSS)	$(139,366)	$(133,231)

Net income (loss) allocated to assignees	$(137,972)	$(131,899)

Net income (loss) allocated to general partner	$(1,394)	$(1,332)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2014	2013

Income
Interest income	$261	$299
Other income	2,777	6,686

	3,038	6,985

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,264	13,790
Fund management fee, net (Note C)	49,034	48,565
Amortization	-	-
General and administrative expenses	6,042	6,418

	69,340	68,773

NET INCOME (LOSS)	$(66,302)	$(61,788)

Net income (loss) allocated to assignees	$(65,639)	$(61,170)

Net income (loss) allocated to general partner	$(663)	$(618)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2014	2013

Income
Interest income	$183	$33
Other income	6,270	50,668

	6,453	50,701

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,571	20,018
Fund management fee, net (Note C)	120,074	122,659
Amortization	-	-
General and administrative expenses	6,985	7,315

	144,630	149,992

NET INCOME (LOSS)	$(138,177)	$(99,291)

Net income (loss) allocated to assignees	$(136,795)	$(98,298)

Net income (loss) allocated to general partner	$(1,382)	$(993)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2014	2013

Income
Interest income	$203	$153
Other income	6,305	4,950

	6,508	5,103

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,781	15,755
Fund management fee, net (Note C)	97,040	96,122
Amortization	-	-
General and administrative expenses	6,862	7,143

	119,683	119,020

NET INCOME (LOSS)	$(113,175)	$(113,917)

Net income (loss) allocated to assignees	$(112,043)	$(112,778)

Net income (loss) allocated to general partner	$(1,132)	$(1,139)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2014	2013

Income
Interest income	$593	$504
Other income	4,754	13,182

	5,347	13,686

Share of income (loss) from Operating Partnerships (Note D)	25,054	-

Expenses
Professional fees	14,940	16,393
Fund management fee, net (Note C)	61,830	60,042
Amortization	-	-
General and administrative expenses	5,727	7,117

	82,497	83,552

NET INCOME (LOSS)	$(52,096)	$(69,866)

Net income (loss) allocated to assignees	$(51,575)	$(69,167)

Net income (loss) allocated to general partner	$(521)	$(699)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2014	2013

Income
Interest income	$323	$360
Other income	14,770	24,920

	15,093	25,280

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,581	12,785
Fund management fee, net (Note C)	91,914	82,043
Amortization	-	-
General and administrative expenses	5,829	6,236

	111,324	101,064

NET INCOME (LOSS)	$(96,231)	$(75,784)

Net income (loss) allocated to assignees	$(95,269)	$(75,026)

Net income (loss) allocated to general partner	$(962)	$(758)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2014	2013

Income
Interest income	$142	$148
Other income	27,394	43,871

	27,536	44,019

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,443	14,600
Fund management fee, net (Note C)	73,885	70,301
Amortization	-	-
General and administrative expenses	6,015	6,443

	95,343	91,344

NET INCOME (LOSS)	$(67,807)	$(47,325)

Net income (loss) allocated to assignees	$(67,129)	$(46,852)

Net income (loss) allocated to general partner	$(678)	$(473)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2014	2013

Income
Interest income	$154	$155
Other income	3,500	5,246

	3,654	5,401

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,708	14,245
Fund management fee, net (Note C)	64,200	59,700
Amortization	-	-
General and administrative expenses	5,693	6,115

	84,601	80,060

NET INCOME (LOSS)	$(80,947)	$(74,659)

Net income (loss) allocated to assignees	$(80,138)	$(73,912)

Net income (loss) allocated to general partner	$(809)	$(747)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2014	2013

Income
Interest income	$39	$41
Other income	2,927	225

	2,966	266

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,053	20,830
Fund management fee, net (Note C)	97,108	94,794
Amortization	-	-
General and administrative expenses	6,097	6,921

	122,258	122,545

NET INCOME (LOSS)	$(119,292)	$(122,279)

Net income (loss) allocated to assignees	$(118,099)	$(121,056)

Net income (loss) allocated to general partner	$(1,193)	$(1,223)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2014	2013

Income
Interest income	$229	$234
Other income	11,620	4,643

	11,849	4,877

Share of income (loss) from Operating Partnerships (Note D)	-	52,000

Expenses
Professional fees	23,701	28,616
Fund management fee, net (Note C)	109,890	102,635
Amortization	-	-
General and administrative expenses	6,692	8,360

	140,283	139,611

NET INCOME (LOSS)	$(128,434)	$(82,734)

Net income (loss) allocated to assignees	$(127,150)	$(81,907)

Net income (loss) allocated to general partner	$(1,284)	$(827)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2014	2013

Income
Interest income	$176	$237
Other income	50,274	38,021

	50,450	38,258

Share of income (loss) from Operating Partnerships (Note D)	-	(86,782)

Expenses
Professional fees	26,419	27,682
Fund management fee, net (Note C)	94,387	90,572
Amortization	-	34,580
General and administrative expenses	6,452	10,325

	127,258	163,159

NET INCOME (LOSS)	$(76,808)	$(211,683)

Net income (loss) allocated to assignees	$(76,040)	$(209,566)

Net income (loss) allocated to general partner	$(768)	$(2,117)

Net income (loss) per BAC	$(.03)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2014	2013

Income
Interest income	$213	$245
Other income	49,645	35,555

	49,858	35,800

Share of income (loss) from Operating Partnerships (Note D)	(8,363)	(199,059)

Expenses
Professional fees	27,192	29,413
Fund management fee, net (Note C)	126,104	127,042
Amortization	33,396	33,396
General and administrative expenses	7,275	9,095

	193,967	198,946

NET INCOME (LOSS)	$(152,472)	$(362,205)

Net income (loss) allocated to assignees	$(150,947)	$(358,583)

Net income (loss) allocated to general partner	$(1,525)	$(3,622)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2014	2013

Income
Interest income	$9	$198
Other income	584	-

	593	198

Share of income (loss) from Operating Partnerships (Note D)	-	(60,520)

Expenses
Professional fees	18,488	27,253
Fund management fee, net (Note C)	113,058	96,233
Amortization	-	141,400
General and administrative expenses	6,180	7,599

	137,726	272,485

NET INCOME (LOSS)	$(137,133)	$(332,807)

Net income (loss) allocated to assignees	$(135,762)	$(329,479)

Net income (loss) allocated to general partner	$(1,371)	$(3,328)

Net income (loss) per BAC	$(.05)	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2014	2013

Income
Interest income	$50	$211
Other income	7,474	-

	7,524	211

Share of income (loss) from Operating Partnerships (Note D)	(215,922)	(390,702)

Expenses
Professional fees	38,332	36,026
Fund management fee, net (Note C)	135,740	170,327
Amortization	-	8,908
General and administrative expenses	7,909	10,458

	181,981	225,719

NET INCOME (LOSS)	$(390,379)	$(616,210)

Net income (loss) allocated to assignees	$(386,475)	$(610,048)

Net income (loss) allocated to general partner	$(3,904)	$(6,162)

Net income (loss) per BAC	$(.10)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2014	2013

Income
Interest income	$233	$230
Other income	-	-

	233	230

Share of income (loss) from Operating Partnerships (Note D)	(308,550)	(291,058)

Expenses
Professional fees	24,294	22,687
Fund management fee, net (Note C)	118,724	110,370
Amortization	-	5,050
General and administrative expenses	6,743	8,386

	149,761	146,493

NET INCOME (LOSS)	$(458,078)	$(437,321)

Net income (loss) allocated to assignees	$(453,497)	$(432,948)

Net income (loss) allocated to general partner	$(4,581)	$(4,373)

Net income (loss) per BAC	$(.15)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(24,847,683)	$(7,489,594)	$(32,337,277)

Net income (loss)	4,325,520	43,691	4,369,211

Partners' capital (deficit), September 30, 2014	$(20,522,163)	$(7,445,903)	$(27,968,066)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2014	$(962,241)	$(321,085)	$(1,283,326)

Net income (loss)	(63,357)	(640)	(63,997)

Partners' capital (deficit), September 30, 2014	$(1,025,598)	$(321,725)	$(1,347,323)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2014	$(1,093,706)	$(174,634)	$(1,268,340)

Net income (loss)	(9,238)	(93)	(9,331)

Partners' capital (deficit), September 30, 2014	$(1,102,944)	$(174,727)	$(1,277,671)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2014	$(2,555,709)	$(247,112)	$(2,802,821)

Net income (loss)	(46,730)	(472)	(47,202)

Partners' capital (deficit), September 30, 2014	$(2,602,439)	$(247,584)	$(2,850,023)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2014	$(2,122,247)	$(309,161)	$(2,431,408)

Net income (loss)	(58,758)	(594)	(59,352)

Partners' capital (deficit), September 30, 2014	$(2,181,005)	$(309,755)	$(2,490,760)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2014	$1,064,135	$(176,420)	$887,715

Net income (loss)	(56,359)	(569)	(56,928)

Partners' capital (deficit), September 30, 2014	$1,007,776	$(176,989)	$830,787

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2014	$2,783,242	$(231,931)	$2,551,311

Net income (loss)	1,192,969	12,050	1,205,019

Partners' capital (deficit), September 30, 2014	$3,976,211	$(219,881)	$3,756,330

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2014	$2,819,289	$(315,212)	$2,504,077

Net income (loss)	435,476	4,399	439,875

Partners' capital (deficit), September 30, 2014	$3,254,765	$(310,813)	$2,943,952

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2014	$1,198,357	$(196,428)	$1,001,929

Net income (loss)	111,570	1,127	112,697

Partners' capital (deficit), September 30, 2014	$1,309,927	$(195,301)	$1,114,626

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2014	$110,137	$(346,108)	$(235,971)

Net income (loss)	5,428,214	54,830	5,483,044

Partners' capital (deficit), September 30, 2014	$5,538,351	$(291,278)	$5,247,073

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2014	$(2,995,613)	$(372,326)	$(3,367,939)

Net income (loss)	(165,091)	(1,668)	(166,759)

Partners' capital (deficit), September 30, 2014	$(3,160,704)	$(373,994)	$(3,534,698)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2014	$(1,321,067)	$(242,694)	$(1,563,761)

Net income (loss)	(95,800)	(968)	(96,768)

Partners' capital (deficit), September 30, 2014	$(1,416,867)	$(243,662)	$(1,660,529)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2014	$(2,000,456)	$(403,296)	$(2,403,752)

Net income (loss)	(152,846)	(1,544)	(154,390)

Partners' capital (deficit), September 30, 2014	$(2,153,302)	$(404,840)	$(2,558,142)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2014	$(2,344,354)	$(434,148)	$(2,778,502)

Net income (loss)	(137,972)	(1,394)	(139,366)

Partners' capital (deficit), September 30, 2014	$(2,482,326)	$(435,542)	$(2,917,868)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2014	$(1,575,053)	$(243,970)	$(1,819,023)

Net income (loss)	(65,639)	(663)	(66,302)

Partners' capital (deficit), September 30, 2014	$(1,640,692)	$(244,633)	$(1,885,325)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2014	$(3,268,355)	$(336,438)	$(3,604,793)

Net income (loss)	(136,795)	(1,382)	(138,177)

Partners' capital (deficit), September 30, 2014	$(3,405,150)	$(337,820)	$(3,742,970)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2014	$(1,677,169)	$(301,815)	$(1,978,984)

Net income (loss)	(112,043)	(1,132)	(113,175)

Partners' capital (deficit), September 30, 2014	$(1,789,212)	$(302,947)	$(2,092,159)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2014	$(604,597)	$(186,575)	$(791,172)

Net income (loss)	(51,575)	(521)	(52,096)

Partners' capital (deficit), September 30, 2014	$(656,172)	$(187,096)	$(843,268)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2014	$(1,745,050)	$(235,368)	$(1,980,418)

Net income (loss)	(95,269)	(962)	(96,231)

Partners' capital (deficit), September 30, 2014	$(1,840,319)	$(236,330)	$(2,076,649)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2014	$(1,246,861)	$(233,084)	$(1,479,945)

Net income (loss)	(67,129)	(678)	(67,807)

Partners' capital (deficit), September 30, 2014	$(1,313,990)	$(233,762)	$(1,547,752)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2014	$(1,193,325)	$(210,480)	$(1,403,805)

Net income (loss)	(80,138)	(809)	(80,947)

Partners' capital (deficit), September 30, 2014	$(1,273,463)	$(211,289)	$(1,484,752)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2014	$(2,479,478)	$(252,261)	$(2,731,739)

Net income (loss)	(118,099)	(1,193)	(119,292)

Partners' capital (deficit), September 30, 2014	$(2,597,577)	$(253,454)	$(2,851,031)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2014	$(2,608,361)	$(278,033)	$(2,886,394)

Net income (loss)	(127,150)	(1,284)	(128,434)

Partners' capital (deficit), September 30, 2014	$(2,735,511)	$(279,317)	$(3,014,828)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2014	$(1,545,369)	$(258,982)	$(1,804,351)

Net income (loss)	(76,040)	(768)	(76,808)

Partners' capital (deficit), September 30, 2014	$(1,621,409)	$(259,750)	$(1,881,159)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2014	$(1,539,740)	$(340,322)	$(1,880,062)

Net income (loss)	(150,947)	(1,525)	(152,472)

Partners' capital (deficit), September 30, 2014	$(1,690,687)	$(341,847)	$(2,032,534)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2014	$(1,350,897)	$(253,492)	$(1,604,389)

Net income (loss)	(135,762)	(1,371)	(137,133)

Partners' capital (deficit), September 30, 2014	$(1,486,659)	$(254,863)	$(1,741,522)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2014	$998,049	$(347,153)	$650,896

Net income (loss)	(386,475)	(3,904)	(390,379)

Partners' capital (deficit), September 30, 2014	$611,574	$(351,057)	$260,517

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2014	$2,408,756	$(241,066)	$2,167,690

Net income (loss)	(453,497)	(4,581)	(458,078)

Partners' capital (deficit), September 30, 2014	$1,955,259	$(245,647)	$1,709,612

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2014	2013

Cash flows from operating activities:

Net income (loss)	$4,369,211	$963,750
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	33,396	223,334
Distributions from Operating Partnerships	4,207	53,098
Share of (income) loss from Operating Partnerships	(6,724,224)	(3,318,452)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	53,928	28,263
Decrease (Increase) in other assets	(84,832)	(112,390)
(Decrease) Increase in accounts payable affiliates	594,612	(2,575,587)

Net cash (used in) provided by operating activities	(1,753,702)	(4,737,984)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(251,962)
Proceeds from the disposition of Operating Partnerships	7,218,405	4,965,462

Net cash (used in) provided by investing activities	7,218,405	4,713,500

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,464,703	(24,484)

Cash and cash equivalents, beginning	12,797,054	10,156,227

Cash and cash equivalents, ending	$18,261,757	$10,131,743

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$6,500	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(63,997)	$119,641
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(183,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(11,667)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(11,108)	(140,556)

Net cash (used in) provided by operating activities	(75,105)	(215,582)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	183,000

Net cash (used in) provided by investing activities	-	183,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,105)	(32,582)

Cash and cash equivalents, beginning	204,785	158,143

Cash and cash equivalents, ending	$129,680	$125,561

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2014	2013

Cash flows from operating activities:
Net income (loss)	$(9,331)	$38,089
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(79,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	28,650	(46,272)

Net cash (used in) provided by operating activities	19,319	(82,183)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	79,000

Net cash (used in) provided by investing activities	-	79,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,319	(3,183)

Cash and cash equivalents, beginning	116,749	128,750

Cash and cash equivalents, ending	$136,068	$125,567

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(47,202)	$(58,884)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	31,230	(54,765)

Net cash (used in) provided by operating activities	(15,972)	(113,649)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,972)	(113,649)

Cash and cash equivalents, beginning	98,564	223,347

Cash and cash equivalents, ending	$82,592	$109,698

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(59,352)	$(69,883)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	44,706	26,460

Net cash (used in) provided by operating activities	(14,646)	(43,423)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,646)	(43,423)

Cash and cash equivalents, beginning	118,542	172,186

Cash and cash equivalents, ending	$103,896	$128,763

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(56,928)	$1,569,773
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,544,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,000
Decrease (Increase) in other assets	-	3,422
(Decrease) Increase in accounts payable affiliates	-	(2,468,357)

Net cash (used in) provided by operating activities	(56,928)	(2,419,438)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,544,276

Net cash (used in) provided by investing activities	-	1,544,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,928)	(875,162)

Cash and cash equivalents, beginning	890,715	1,726,961

Cash and cash equivalents, ending	$833,787	$851,799

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2014	2013

Cash flows from operating activities:

Net income (loss)	$1,205,019	$(32,914)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,221,595)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,029	4,022
Decrease (Increase) in other assets	-	7,726
(Decrease) Increase in accounts payable affiliates	-	10,728

Net cash (used in) provided by operating activities	(12,547)	(10,438)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,221,595	618,889

Net cash (used in) provided by investing activities	1,221,595	618,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,209,048	608,451

Cash and cash equivalents, beginning	2,550,061	1,984,103

Cash and cash equivalents, ending	$3,759,109	$2,592,554

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2014	2013

Cash flows from operating activities:

Net income (loss)	$439,875	$2,152,638
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(482,166)	(2,129,678)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	18,000	26,040
Decrease (Increase) in other assets	-	4,363
(Decrease) Increase in accounts payable affiliates	-	(499,347)

Net cash (used in) provided by operating activities	(24,291)	(445,984)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	482,000	2,129,678

Net cash (used in) provided by investing activities	482,000	2,129,678

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	457,709	1,683,694

Cash and cash equivalents, beginning	2,510,330	271,051

Cash and cash equivalents, ending	$2,968,039	$1,954,745

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2014	2013

Cash flows from operating activities:

Net income (loss)	$112,697	$260,898
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(233,520)	(308,519)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	20,000	(2,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(44,238)	(252,954)

Net cash (used in) provided by operating activities	(145,061)	(303,075)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	230,000	308,519

Net cash (used in) provided by investing activities	230,000	308,519

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	84,939	5,444

Cash and cash equivalents, beginning	1,049,687	230,059

Cash and cash equivalents, ending	$1,134,626	$235,503

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$6,500	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2014	2013

Cash flows from operating activities:

Net income (loss)	$5,483,044	$239,148
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(5,282,724)	(50,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,899	11,340
Decrease (Increase) in other assets	1,567	-
(Decrease) Increase in accounts payable affiliates	(706,182)	(117,509)

Net cash (used in) provided by operating activities	(495,396)	82,979

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	5,247,756	50,000

Net cash (used in) provided by investing activities	5,247,756	50,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,752,360	132,979

Cash and cash equivalents, beginning	515,862	386,279

Cash and cash equivalents, ending	$5,268,222	$519,258

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(166,759)	$(150,047)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(100)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	133,813	165,702

Net cash (used in) provided by operating activities	(32,946)	15,555

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	100

Net cash (used in) provided by investing activities	-	100

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,946)	15,655

Cash and cash equivalents, beginning	224,155	82,084

Cash and cash equivalents, ending	$191,209	$97,739

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(96,768)	$(94,044)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	77,574	77,574

Net cash (used in) provided by operating activities	(19,194)	(16,470)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,194)	(16,470)

Cash and cash equivalents, beginning	253,948	269,758

Cash and cash equivalents, ending	$234,754	$253,288

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(154,390)	$(169,565)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(452,048)	166,254

Net cash (used in) provided by operating activities	(606,438)	(3,311)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(606,438)	(3,311)

Cash and cash equivalents, beginning	852,580	233,992

Cash and cash equivalents, ending	$246,142	$230,681

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(139,366)	$(133,231)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(12,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,456	135,639

Net cash (used in) provided by operating activities	(65,910)	2,408

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	12,000	-

Net cash (used in) provided by investing activities	12,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,910)	2,408

Cash and cash equivalents, beginning	310,949	337,905

Cash and cash equivalents, ending	$257,039	$340,313

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(66,302)	$(61,788)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,704	61,704

Net cash (used in) provided by operating activities	(4,598)	(84)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,598)	(84)

Cash and cash equivalents, beginning	194,920	201,600

Cash and cash equivalents, ending	$190,322	$201,516

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(138,177)	$(99,291)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	73,774	134,164

Net cash (used in) provided by operating activities	(64,403)	34,873

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,403)	34,873

Cash and cash equivalents, beginning	299,036	63,811

Cash and cash equivalents, ending	$234,633	$98,684

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(113,175)	$(113,917)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,040	101,040

Net cash (used in) provided by operating activities	(62,135)	(12,877)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,135)	(12,877)

Cash and cash equivalents, beginning	278,190	101,782

Cash and cash equivalents, ending	$216,055	$88,905

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(52,096)	$(69,866)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(25,054)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	912
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,186	(933,760)

Net cash (used in) provided by operating activities	(60,964)	(1,002,714)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	25,054	-

Net cash (used in) provided by investing activities	25,054	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,910)	(1,002,714)

Cash and cash equivalents, beginning	448,179	1,437,216

Cash and cash equivalents, ending	$412,269	$434,502

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(96,231)	$(75,784)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,432	102,432

Net cash (used in) provided by operating activities	6,201	26,648

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,201	26,648

Cash and cash equivalents, beginning	305,167	287,786

Cash and cash equivalents, ending	$311,368	$314,434

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(67,807)	$(47,325)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	82,200	82,200

Net cash (used in) provided by operating activities	14,393	34,875

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,393	34,875

Cash and cash equivalents, beginning	236,887	175,521

Cash and cash equivalents, ending	$251,280	$210,396

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(80,947)	$(74,659)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,400	68,400

Net cash (used in) provided by operating activities	(12,547)	(6,259)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,547)	(6,259)

Cash and cash equivalents, beginning	144,094	142,890

Cash and cash equivalents, ending	$131,547	$136,631

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(119,292)	$(122,279)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	104,397	106,012

Net cash (used in) provided by operating activities	(14,895)	(16,267)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,895)	(16,267)

Cash and cash equivalents, beginning	96,711	92,145

Cash and cash equivalents, ending	$81,816	$75,878

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(128,434)	$(82,734)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(52,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,667
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	118,782	66,950

Net cash (used in) provided by operating activities	(9,652)	(66,117)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	52,000

Net cash (used in) provided by investing activities	-	52,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,652)	(14,117)

Cash and cash equivalents, beginning	167,428	147,099

Cash and cash equivalents, ending	$157,776	$132,982

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(76,808)	$(211,683)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	34,580
Distributions from Operating Partnerships	-	2,505
Share of (income) loss from Operating Partnerships	-	86,782
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,350	74,350

Net cash (used in) provided by operating activities	47,542	(13,466)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,542	(13,466)

Cash and cash equivalents, beginning	266,762	259,722

Cash and cash equivalents, ending	$314,304	$246,256

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(152,472)	$(362,205)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	33,396	33,396
Distributions from Operating Partnerships	-	19,320
Share of (income) loss from Operating Partnerships	8,363	199,059
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(19,648)	(12,240)
(Decrease) Increase in accounts payable affiliates	153,390	153,390

Net cash (used in) provided by operating activities	23,029	30,720

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,029	30,720

Cash and cash equivalents, beginning	303,384	244,501

Cash and cash equivalents, ending	$326,413	$275,221

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(137,133)	$(332,807)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	141,400
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	60,520
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(21,551)
Decrease (Increase) in other assets	(66,751)	(18,588)
(Decrease) Increase in accounts payable affiliates	181,507	148,734

Net cash (used in) provided by operating activities	(22,377)	(22,292)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(251,962)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(251,962)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,377)	(274,254)

Cash and cash equivalents, beginning	38,362	342,053

Cash and cash equivalents, ending	$15,985	$67,799

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(390,379)	$(616,210)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	8,908
Distributions from Operating Partnerships	-	18,792
Share of (income) loss from Operating Partnerships	215,922	390,702
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	(97,073)
(Decrease) Increase in accounts payable affiliates	146,833	131,436

Net cash (used in) provided by operating activities	(27,624)	(168,445)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(27,624)	(168,445)

Cash and cash equivalents, beginning	126,153	274,823

Cash and cash equivalents, ending	$98,529	$106,378

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(458,078)	$(437,321)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	5,050
Distributions from Operating Partnerships	4,207	12,481
Share of (income) loss from Operating Partnerships	308,550	291,058
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,764	124,764

Net cash (used in) provided by operating activities	(20,557)	(3,968)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,557)	(3,968)

Cash and cash equivalents, beginning	194,854	180,660

Cash and cash equivalents, ending	$174,297	$176,692

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2014
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
September 30, 2014
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2014 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2014
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2014 and 2013, an impairment loss of $1,139,623 and $147,078, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 3 years.

Accumulated amortization of acquisition costs by Series as of September 30, 2014 and 2013, are as follows:

	2014	2013
Series 42	-	$ 103,740
Series 43	166,980	100,188
Series 44	-	1,272,599
Series 45	-	26,724
Series 46	-	5,050
	$ 166,980	$1,508,301

The annual amortization for deferred acquisition costs for the years ending September 30, 2015, 2016 and 2017 is estimated to be $66,792, $66,792, and $33,396, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2014 and 2013, are as follows:

	2014	2013
Series 20	$ 19,446	$ 23,307
Series 21	14,325	15,958
Series 22	15,615	16,995
Series 23	22,026	22,680
Series 24	16,683	24,877
Series 25	6,984	10,728
Series 26	39,713	55,813
Series 27	42,828	55,499
Series 28	45,352	69,990
Series 29	66,906	82,851
Series 30	38,787	38,787
Series 31	76,254	83,127
Series 32	66,228	68,544
Series 33	30,852	30,852
Series 34	61,887	64,149
Series 35	50,520	50,520
Series 36	33,120	33,120
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,391	59,433
Series 42	62,175	62,175
Series 43	76,695	76,695
Series 44	63,657	71,175
Series 45	70,800	90,939
Series 46	62,382	62,382
	$1,219,146	$1,347,116

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2014 and 2013 are as follows:
	2014	2013
Series 20	$ 50,000	$ 189,402
Series 21	-	79,000
Series 22	-	90,375
Series 23	-	18,900
Series 24	33,366	2,520,237
Series 25	15,443	13,026
Series 26	85,151	612,727
Series 27	131,301	364,802
Series 28	807,427	258,775
Series 31	604,556	-
Series 32	50,000	1,449
Series 34	50,000	-
Series 35	50,000	-
Series 36	50,054	1,000,000
Series 41	-	52,000
Series 42	-	50,000
Series 45	-	50,442
	$1,927,298	$5,301,135

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2014 and 2013, the Fund has limited partnership interests in 348 and 382 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2014 and 2013 are as follows:

	2014	2013
Series 20	8	9
Series 21	4	4
Series 22	8	9
Series 23	10	11
Series 24	7	8
Series 25	5	7
Series 26	20	26
Series 27	8	12
Series 28	15	20
Series 29	17	20
Series 30	16	16
Series 31	22	25
Series 32	13	15
Series 33	8	8
Series 34	12	13
Series 35	10	10
Series 36	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	19
Series 42	21	21
Series 43	23	23
Series 44	8	10
Series 45	28	30
Series 46	15	15
	348	382

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2014 and 2013, are as follows:
	2014	2013
Series 22	$ 9,352	$ 9,352
Series 26	1,127	1,293
Series 27	-	10,020
Series 28	6,000	40,968
Series 29	8,235	10,197
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	3,486	173,561
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	121,112
Series 45	16,724	16,724
	$619,106	$858,144

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2014 the Fund disposed of thirteen Operating Partnerships. The Fund also received additional proceeds from one operating limited partnership that was disposed of in the prior year in the amount of $25,054. A summary of the dispositions by Series for September 30, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 23	-	1	$-	$-
Series 25	1	-	1,221,595	1,221,595
Series 26	2	2	482,000	482,166
Series 27	2	-	230,000	233,520
Series 28	4	-	5,247,756	5,282,724
Series 32	1	-	12,000	12,000
Series 36	-	-	25,054	25,054
Total	10	3	$7,218,405	$7,257,059

* Fund proceeds from disposition does not include the following amounts which were due to writeoffs of capital contribution payables of $166, $3,520 and $34,968, for Series 26, Series 27, and Series 28, respectively.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2014.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2014	2013

Revenues
Rental	$ 58,752,200	$ 65,812,209
Interest and other	1,559,748	1,877,511
	60,311,948	67,689,720

Expenses
Interest	10,397,667	12,535,596
Depreciation and amortization	16,816,124	19,567,361
Operating expenses	39,904,933	43,275,734
	67,118,724	75,378,691

NET LOSS	$ (6,806,776)	$ (7,688,971)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (6,738,709)	$ (7,612,081)

Net loss allocated to other Partners	$ (68,067)	$ (76,890)

* Amounts include $(6,205,874) and $(6,583,960) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2014	2013
Revenues
Rental	$ 914,710	$ 1,138,528
Interest and other	29,883	28,521
	944,593	1,167,049

Expenses
Interest	181,868	209,562
Depreciation and amortization	264,205	285,766
Operating expenses	742,868	829,704
	1,188,941	1,325,032

NET LOSS	$ (244,348)	$ (157,983)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (241,905)	$ (156,403)

Net loss allocated to other Partners	$ (2,443)	$ (1,580)

* Amounts include $(241,905) and $(156,403) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2014	2013
Revenues
Rental	$ 929,294	$ 954,331
Interest and other	11,987	12,688
	941,281	967,019

Expenses
Interest	254,867	257,308
Depreciation and amortization	162,114	171,910
Operating expenses	570,648	544,717
	987,629	973,935

NET LOSS	$ (46,348)	$ (6,916)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (45,885)	$ (6,847)

Net loss allocated to other Partners	$ (463)	$ (69)

* Amounts include $(45,885) and $(6,847) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2014	2013
Revenues
Rental	$ 781,201	$ 874,385
Interest and other	14,698	17,834
	795,899	892,219

Expenses
Interest	127,365	148,063
Depreciation and amortization	174,840	204,564
Operating expenses	560,182	659,198
	862,387	1,011,825

NET LOSS	$ (66,488)	$ (119,606)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (65,823)	$ (118,410)

Net loss allocated to other Partners	$ (665)	$ (1,196)

* Amounts include $(65,823) and $(118,410) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2014	2013
Revenues
Rental	$ 1,595,029	$ 1,545,281
Interest and other	53,114	60,949
	1,648,143	1,606,230

Expenses
Interest	236,200	260,214
Depreciation and amortization	337,767	343,456
Operating expenses	1,191,095	1,195,494
	1,765,062	1,799,164

NET LOSS	$ (116,919)	$ (192,934)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (115,749)	$ (191,004)

Net loss allocated to other Partners	$ (1,170)	$ (1,930)

* Amounts include $(115,749) and $(191,004) for 2014 and 2013, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2014	2013
Revenues
Rental	$ 570,376	$ 894,848
Interest and other	9,528	17,286
	579,904	912,134

Expenses
Interest	70,070	122,093
Depreciation and amortization	164,206	266,855
Operating expenses	436,960	626,443
	671,236	1,015,391

NET LOSS	$ (91,332)	$ (103,257)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (90,419)	$ (102,224)

Net loss allocated to other Partners	$ (913)	$ (1,033)

* Amounts include $(90,419) and $(102,224) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2014	2013
Revenues
Rental	$ 469,899	$ 656,544
Interest and other	10,081	12,779
	479,980	669,323

Expenses
Interest	76,938	107,474
Depreciation and amortization	115,502	156,117
Operating expenses	328,358	496,347
	520,798	759,938

NET LOSS	$ (40,818)	$ (90,615)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (40,410)	$ (89,709)

Net loss allocated to other Partners	$ (408)	$ (906)

* Amounts include $(40,410) and $(89,709) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2014	2013
Revenues
Rental	$ 1,718,149	$ 2,655,463
Interest and other	40,555	118,691
	1,758,704	2,774,154

Expenses
Interest	236,155	447,264
Depreciation and amortization	510,822	823,290
Operating expenses	1,339,035	1,936,497
	2,086,012	3,207,051

NET LOSS	$ (327,308)	$ (432,897)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (324,035)	$ (428,568)

Net loss allocated to other Partners	$ (3,273)	$ (4,329)

* Amounts include $(324,035) and $(428,568) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2014	2013
Revenues
Rental	$ 2,171,611	$ 2,627,431
Interest and other	40,710	38,857
	2,212,321	2,666,288

Expenses
Interest	463,601	554,456
Depreciation and amortization	477,495	619,496
Operating expenses	1,366,802	1,524,731
	2,307,898	2,698,683

NET LOSS	$ (95,577)	$ (32,395)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (94,621)	$ (32,071)

Net loss allocated to other Partners	$ (956)	$ (324)

* Amounts include $(94,621) and $(32,071) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2014	2013
Revenues
Rental	$ 2,148,878	$ 3,487,727
Interest and other	47,058	58,744
	2,195,936	3,546,471

Expenses
Interest	262,345	564,470
Depreciation and amortization	675,167	968,103
Operating expenses	1,508,029	2,321,846
	2,445,541	3,854,419

NET LOSS	$ (249,605)	$ (307,948)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (247,109)	$ (304,869)

Net loss allocated to other Partners	$ (2,496)	$ (3,079)

* Amounts include $(247,109) and $(304,869) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2014	2013
Revenues
Rental	$ 3,028,110	$ 3,788,792
Interest and other	85,697	92,261
	3,113,807	3,881,053

Expenses
Interest	507,296	676,134
Depreciation and amortization	1,041,329	1,226,934
Operating expenses	2,088,837	2,536,914
	3,637,462	4,439,982

NET LOSS	$ (523,655)	$ (558,929)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (518,418)	$ (553,340)

Net loss allocated to other Partners	$ (5,237)	$ (5,589)

* Amounts include $(518,418) and $(553,340) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2014	2013
Revenues
Rental	$ 2,353,170	$ 2,297,936
Interest and other	38,623	53,713
	2,391,793	2,351,649

Expenses
Interest	294,615	302,594
Depreciation and amortization	514,679	523,236
Operating expenses	1,905,714	1,828,341
	2,715,008	2,654,171

NET LOSS	$ (323,215)	$ (302,522)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (319,983)	$ (299,497)

Net loss allocated to other Partners	$ (3,232)	$ (3,025)

* Amounts include $(319,983) and $(299,497) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2014	2013
Revenues
Rental	$ 4,839,778	$ 4,992,390
Interest and other	162,996	147,098
	5,002,774	5,139,488

Expenses
Interest	619,446	744,517
Depreciation and amortization	1,439,908	1,445,388
Operating expenses	3,410,087	3,305,387
	5,469,441	5,495,292

NET LOSS	$ (466,667)	$ (355,804)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (462,000)	$ (352,246)

Net loss allocated to other Partners	$ (4,667)	$ (3,558)

* Amounts include $(462,000) and $(352,246) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2014	2013
Revenues
Rental	$ 2,732,738	$ 2,995,370
Interest and other	87,404	100,388
	2,820,142	3,095,758

Expenses
Interest	508,328	580,376
Depreciation and amortization	1,028,652	1,078,792
Operating expenses	1,849,277	2,017,429
	3,386,257	3,676,597

NET LOSS	$ (566,115)	$ (580,839)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (560,454)	$ (575,031)

Net loss allocated to other Partners	$ (5,661)	$ (5,808)

* Amounts include $(560,454) and $(575,031) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2014	2013
Revenues
Rental	$ 1,397,127	$ 1,392,022
Interest and other	49,573	57,491
	1,446,700	1,449,513

Expenses
Interest	284,465	299,811
Depreciation and amortization	458,107	436,954
Operating expenses	904,149	888,694
	1,646,721	1,625,459

NET LOSS	$ (200,021)	$ (175,946)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (198,021)	$ (174,187)

Net loss allocated to other Partners	$ (2,000)	$ (1,759)

* Amounts include $(198,021) and $(174,187) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2014	2013
Revenues
Rental	$ 2,773,001	$ 2,879,271
Interest and other	74,762	85,044
	2,847,763	2,964,315

Expenses
Interest	384,420	434,095
Depreciation and amortization	930,323	953,559
Operating expenses	1,859,035	1,818,714
	3,173,778	3,206,368

NET LOSS	$ (326,015)	$ (242,053)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (322,755)	$ (239,632)

Net loss allocated to other Partners	$ (3,260)	$ (2,421)

* Amounts include $(322,755) and $(239,632) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2014	2013
Revenues
Rental	$ 2,272,296	$ 2,205,596
Interest and other	84,087	75,812
	2,356,383	2,281,408

Expenses
Interest	393,620	403,134
Depreciation and amortization	715,206	739,918
Operating expenses	1,405,360	1,366,054
	2,514,186	2,509,106

NET LOSS	$ (157,803)	$ (227,698)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (156,225)	$ (225,421)

Net loss allocated to other Partners	$ (1,578)	$ (2,277)

* Amounts include $(156,225) and $(225,421) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2014	2013
Revenues
Rental	$ 1,396,537	$ 1,485,112
Interest and other	30,442	37,997
	1,426,979	1,523,109

Expenses
Interest	258,059	282,455
Depreciation and amortization	415,107	454,034
Operating expenses	954,812	1,008,482
	1,627,978	1,744,971

NET LOSS	$ (200,999)	$ (221,862)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (198,989)	$ (219,643)

Net loss allocated to other Partners	$ (2,010)	$ (2,219)

* Amounts include $(198,989) and $(219,643) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2014	2013
Revenues
Rental	$ 2,224,541	$ 2,271,853
Interest and other	52,728	55,711
	2,277,269	2,327,564

Expenses
Interest	319,153	330,728
Depreciation and amortization	765,457	789,608
Operating expenses	1,692,586	1,703,027
	2,777,196	2,823,363

NET LOSS	$ (499,927)	$ (495,799)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (494,928)	$ (490,841)

Net loss allocated to other Partners	$ (4,999)	$ (4,958)

* Amounts include $(494,928) and $(490,841) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2014	2013
Revenues
Rental	$ 1,899,670	$ 1,827,590
Interest and other	43,161	35,034
	1,942,831	1,862,624

Expenses
Interest	357,365	363,659
Depreciation and amortization	500,522	538,297
Operating expenses	1,251,174	1,176,460
	2,109,061	2,078,416

NET LOSS	$ (166,230)	$ (215,792)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (164,568)	$ (213,634)

Net loss allocated to other Partners	$ (1,662)	$ (2,158)

* Amounts include $(164,568) and $(213,634) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2014	2013
Revenues
Rental	$ 1,394,283	$ 1,364,590
Interest and other	50,964	42,844
	1,445,247	1,407,434

Expenses
Interest	250,509	251,989
Depreciation and amortization	395,553	459,407
Operating expenses	1,009,938	936,743
	1,656,000	1,648,139

NET LOSS	$ (210,753)	$ (240,705)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (208,645)	$ (238,298)

Net loss allocated to other Partners	$ (2,108)	$ (2,407)

* Amounts include $(208,645) and $(238,298) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2014	2013
Revenues
Rental	$ 2,056,995	$ 2,051,199
Interest and other	56,391	51,861
	2,113,386	2,103,060

Expenses
Interest	405,134	459,787
Depreciation and amortization	609,238	655,177
Operating expenses	1,403,259	1,476,476
	2,417,631	2,591,440

NET LOSS	$ (304,245)	$ (488,380)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (301,203)	$ (483,496)

Net loss allocated to other Partners	$ (3,042)	$ (4,884)

* Amounts include $(301,203) and $(483,496) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2014	2013
Revenues
Rental	$ 2,853,752	$ 2,787,882
Interest and other	77,982	68,138
	2,931,734	2,856,020

Expenses
Interest	603,816	582,758
Depreciation and amortization	741,438	1,116,889
Operating expenses	1,798,460	1,573,041
	3,143,714	3,272,688

NET LOSS	$ (211,980)	$ (416,668)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (209,860)	$ (412,501)

Net loss allocated to other Partners	$ (2,120)	$ (4,167)

* Amounts include $(209,860) and $(412,501) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2014	2013
Revenues
Rental	$ 3,170,198	$ 3,151,540
Interest and other	119,907	95,947
	3,290,105	3,247,487

Expenses
Interest	603,697	650,495
Depreciation and amortization	809,899	888,503
Operating expenses	1,980,640	1,865,177
	3,394,236	3,404,175

NET LOSS	$ (104,131)	$ (156,688)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (103,090)	$ (155,121)

Net loss allocated to other Partners	$ (1,041)	$ (1,567)

* Amounts include $(103,090) and $(68,339) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2014	2013
Revenues
Rental	$ 3,848,253	$ 3,792,566
Interest and other	111,543	119,385
	3,959,796	3,911,951

Expenses
Interest	676,059	732,424
Depreciation and amortization	1,108,887	1,133,122
Operating expenses	2,420,231	2,298,643
	4,205,177	4,164,189

NET LOSS	$ (245,381)	$ (252,238)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (242,927)	$ (249,716)

Net loss allocated to other Partners	$ (2,454)	$ (2,522)

* Amounts include $(234,564) and $(50,657) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2014	2013
Revenues
Rental	$ 2,946,601	$ 3,972,351
Interest and other	76,719	145,750
	3,023,320	4,118,101

Expenses
Interest	812,995	1,165,325
Depreciation and amortization	762,487	1,178,857
Operating expenses	1,679,198	2,290,549
	3,254,680	4,634,731

NET LOSS	$ (231,360)	$ (516,630)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (229,046)	$ (511,464)

Net loss allocated to other Partners	$ (2,314)	$ (5,166)

* Amounts include $(229,046) and $(450,944) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2014	2013
Revenues
Rental	$ 3,488,932	$ 4,973,421
Interest and other	62,913	143,957
	3,551,845	5,117,378

Expenses
Interest	561,294	979,175
Depreciation and amortization	1,004,836	1,457,360
Operating expenses	2,418,055	3,182,712
	3,984,185	5,619,247

NET LOSS	$ (432,340)	$ (501,869)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (428,017)	$ (496,850)

Net loss allocated to other Partners	$ (4,323)	$ (5,019)

* Amounts include $(212,095) and $(106,148) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2014	2013
Revenues
Rental	$ 2,777,071	$ 2,748,190
Interest and other	36,242	102,731
	2,813,313	2,850,921

Expenses
Interest	647,987	625,236
Depreciation and amortization	692,378	651,769
Operating expenses	1,830,144	1,867,914
	3,170,509	3,144,919

NET LOSS	$ (357,196)	$ (293,998)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (353,624)	$ (291,058)

Net loss allocated to other Partners	$ (3,572)	$ (2,940)

* Amounts include $(45,074) and $- for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2014

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2014, the Fund has entered into an agreement to transfer the interest in one operating limited partnership. The estimated transfer price and other terms for the disposition of the operating limited partnership has been determined. The estimated proceeds to be received for the operating limited partnership is $78,529. The estimated gain on transfer of the operating limited partnership is $73,529 and is expected to be recognized in the third quarter of fiscal year ending March 31, 2015.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2014 were $1,219,146 and total fund management fees accrued as of September 30, 2014 were $49,201,846. During the six months ended September 30, 2014, $1,927,298 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2014, an affiliate of the general partner of the Fund advanced a total of $1,435,001 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2014, $63,815 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2014, are as follows:

	Current
	Period	Total

Series 33	$ -	54,660
Series 34	-	133,578
Series 39	-	220,455
Series 40	4,389	364,018
Series 41	-	359,757
Series 42	-	221,615
Series 44	54,193	66,688
Series 45	5,233	14,230
	$63,815	$1,435,001

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2014.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 16 of the Operating Partnerships and 8 remain.

Prior to the quarter ended September 30, 2014, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended September 30, 2014, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2014, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of September 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 12 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2014, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 17 of the Operating Partnerships and 7 remain.

Prior to the quarter ended September 30, 2014, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2014, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 25 of the Operating Partnerships and 20 remain.

During the quarter ended September 30, 2014, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,127, as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 8 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2014, Series 27 did not record any releases of capital contributions. Series 27 has released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 11 of the Operating Partnerships and 15 remain.

During the quarter ended September 30, 2014, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 1 Operating Partnership in the amount of $6,000 as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 5 of the Operating Partnerships and 17 remain.

During the quarter ended September 30, 2014, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of September 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2014, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of September 30, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2014, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2014. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 4 of the Operating Partnerships and 13 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2014, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 2 Operating Partnerships in the amount of $3,486 as of September 30, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2014, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended September 30, 2014, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended September 30, 2014, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2014, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended September 30, 2014, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2014, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of September 30, 2014. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2014, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772 as of September 30, 2014. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2014, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2014, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended September 30, 2014, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2014, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of September 30, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended September 30, 2014, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2014, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2014, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2014 and 2013, the Fund held limited partnership interests in 348 and 398 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2014, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 19,446	$ 201	$ 19,245
Series 21	14,325	2,051	12,274
Series 22	15,615	-	15,615
Series 23	22,026	1,250	20,776
Series 24	16,683	834	15,849
Series 25	6,984	6,460	524
Series 26	39,713	9,282	30,431
Series 27	42,828	630	42,198
Series 28	45,352	9,750	35,602
Series 29	66,906	704	66,202
Series 30	38,787	2,250	36,537
Series 31	76,254	14,327	61,927
Series 32	66,228	-	66,228
Series 33	30,852	6,170	24,682
Series 34	61,887	3,700	58,187
Series 35	50,520	-	50,520
Series 36	33,120	-	33,120
Series 37	51,216	-	51,216
Series 38	41,100	8,315	32,785
Series 39	34,200	4,200	30,000
Series 40	50,004	1,400	48,604
Series 41	59,391	3,003	56,388
Series 42	62,175	5,897	56,278
Series 43	76,695	4,950	71,745
Series 44	63,657	9,330	54,327
Series 45	70,800	-	70,800
Series 46	62,382	3,000	59,382
	$1,219,146	$97,704	$1,121,442

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 38,892	$ 900	$ 37,992
Series 21	28,650	37,051	(8,401)
Series 22	31,230	7,311	23,919
Series 23	44,706	1,750	42,956
Series 24	33,366	4,024	29,342
Series 25	15,443	6,460	8,983
Series 26	85,151	80,101	5,050
Series 27	87,063	12,630	74,433
Series 28	101,245	62,878	38,367
Series 29	133,813	704	133,109
Series 30	77,574	4,650	72,924
Series 31	152,508	31,327	121,181
Series 32	132,456	6,500	125,956
Series 33	61,704	12,670	49,034
Series 34	123,774	3,700	120,074
Series 35	101,040	4,000	97,040
Series 36	66,240	4,410	61,830
Series 37	102,432	10,518	91,914
Series 38	82,200	8,315	73,885
Series 39	68,400	4,200	64,200
Series 40	100,008	2,900	97,108
Series 41	118,782	8,892	109,890
Series 42	124,350	29,963	94,387
Series 43	153,390	27,286	126,104
Series 44	127,314	14,256	113,058
Series 45	141,600	5,860	135,740
Series 46	124,764	6,040	118,724
	$2,458,095	$399,296	$2,058,799

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 20 reflects a net loss from Operating Partnerships of $(244,348) and $(157,983), respectively, which includes depreciation and amortization of $264,205 and $285,766, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Northfield Apartments, L.P. (Willow Point I Apartments) is a 120-unit family property in Jackson, Mississippi. The property continued to operate below breakeven through the third quarter of 2014 due to low occupancy, high operating expenses and insufficient rental rates. Light traffic and slow unit turns have contributed to an occupancy rate of 67% in the third quarter of 2014. The majority of work orders for unit turns are for new carpet and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. In addition, the property is older and many fixtures require repair and replacement on a consistent basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. Late in the second quarter of 2014, the investment general partner started negotiating the sale of the investment limited partners interest in the Operating Partnership. The sale of the investment limited partner interest to the operating general partner is expected to close by the end of the fourth quarter. The sale will not generate any distributable proceeds for the investment limited partner. The mortgage payment and insurance and real estate tax escrows are current through September 30, 2014.

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

Shady Lane Seniors Apartments, A Louisiana Partnership (Shady Lane Senior Apartments) is a 32-unit family property in Winnfield, LA. Through the third quarter of 2014, property operations were slightly below breakeven due to high maintenance expenses. Maintenance expenses included tree cutting and removal, soffit, fascia and siding repairs, two bath tub resurfaces, and concrete and cabinetry work. These expenses were not reimbursed by the replacement reserve. Average occupancy remained strong at 100% through the third quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows sufficient operating cash to cover the accounts payables. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

Harrisonburg Seniors Apartments, A Louisiana Partnership (Harrisonburg Seniors Apartments) is a 24-unit family property in Harrisonburg, LA. Through the third quarter of 2014, the property operated below breakeven due to high operating expenses. The high operating expenses have been driven by contract labor costs associated with one-time maintenance repairs, including hot water heater replacements. These repairs were partially reimbursed from the replacement reserve. Average occupancy remained strong at 100% through the third quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows sufficient operating cash to cover the accounts payables, which were mainly due to affiliated entities. The operating general partner has stated that all deficits would be funded by deferring the management fee due to the affiliated management company and, if necessary, they would advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008.

Coushatta Seniors II Apartments, A Louisiana Partnership (Coushatta Seniors II Apartments) is a 24-unit family property in Coushatta, LA. Through the third quarter of 2014, the property showed improvement as its operations were above breakeven due to decreased maintenance expenses. Routine maintenance expenses decreased due to improved cost control measures. There were major repairs including a roof replacement in the second quarter of 2014; however, these expenses were fully reimbursed from the replacement reserve. Average occupancy was strong at 100% through the third quarter of 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Throughout 2014, the property will implement a Rural Development approved rental rate increase that allows for an additional $5,760 of potential gross rental income. The balance sheet for the property shows sufficient operating cash to cover payables. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired in 2008. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Coushatta Seniors II Apartments, A Louisiana Partnership subsequent to September 30, 2014.

Tally Ho Apartments Partnership, A L.P. (Tally-Ho Apartments) is a 26-unit family property in Campti, LA. Through the third quarter of 2014, the property showed improvement as operations remained above breakeven due to decreased maintenance expenses and improved occupancy. Routine maintenance expenses decreased due to improved cost control measures. There were major repairs including a roof replacement and appliance replacements; however, these repairs were fully reimbursed from the replacement reserve. Average occupancy was 99% through the third quarter of 2014, an improvement from 96% from the prior year. Rural Development approved a rental rate increase in 2014 that allows for an additional $3,120 of potential gross rental income. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows sufficient operating cash to cover accounts payables. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period will expire in 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Tally Ho Apartments Partnership, A L.P subsequent to September 30, 2014.

Series 21

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 21 reflects a net loss from Operating Partnerships of $(46,348) and $(6,916), respectively, which includes depreciation and amortization of $162,114 and $171,910, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Fort Halifax Associates, LP (Fort Halifax Commons Apartment) is a 24-unit property in Winslow, Maine. The property operated below breakeven in 2013 due to high vacancy, insufficient rental rates, high operating expenses, and high debt service. During 2013, the mortgage note was restructured lowering the interest rate and freeing up monthly cash flow which should allow the property to operate above breakeven. During 2014 the property has improved and is now operating above breakeven. Capital improvements have been made in 2014 including parking lot paving and two of the four roofs have been replaced with the remaining two expected to be replaced by year end. The replacement reserve account is being funded and the accounts payable balance has decreased significantly. As of September 30, 2014, the property was 96% occupied. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to Fort Halifax Associates, LP. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Fort Halifax Associates, LP subsequent to September 30, 2014.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property is operating slightly above breakeven in 2014 due to high vacancy, high utility expenses, and insufficient rental rates. In 2014, the property negotiated a workout plan with the lender which temporarily suspended principle payments and management fees making cash flow available for deferred maintenance repairs including modernized elevators, new windows, new chillers, and a new roof. When the new chillers and windows are installed, they should lower the utility expenses. The replacement reserve account is being funded and the tax and insurance escrow is being funded. As of September 30, 2014, the property was 100% occupied. The low income housing tax credit compliance period expires on December 31, 2019.

M.B. Apartment Associates (Madison Apartments) is a 17-unit property located in Miami Beach, FL. The property operated below breakeven in 2013 due to high maintenance expenses. Through the three quarters of 2014, the property is operating below breakeven and the replacement reserve account is not being funded. The management company has had significant turnover and as a result there has been a lack of information and reporting to the investment general partner. The investment general partner will continue reaching out to management for information as needed. As of September 30, 2014, the property was 94% occupied. The low income housing tax credit compliance period expired on December 31, 2011.

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

Series 22

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 22 reflects a net loss from Operating Partnerships of $(66,488) and $(119,606), respectively, which includes depreciation and amortization of $174,840 and $204,564, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit property in Litchfield, Illinois. Occupancy at the property was unstable throughout 2013, declining to a low of 81% twice during the year and ending December 2013 at 78%. Property operations were below breakeven in 2013 due to low occupancy and insufficient rental rates. Through the third quarter of 2014, occupancy averaged 86% and operations remained below breakeven. Most of the 27 units are at the maximum rents allowed by Illinois Housing Development Authority (IHDA). In 2011, a new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers. Competition from this neighboring property, with its superior amenities, has adversely impacted occupancy and operations at the subject property. Historically, the operating general partner has funded deficits by accruing payments on the parking lot lease and an annual maintenance contract owed to a related entity. The mortgage is currently scheduled for maturity in November 2014. The operating general partner reports that they are in contact with the lender to extend the maturity date to July 2015, which would coincide with the maturity of the soft debt loan held by IHDA. The investment general partner will continue to work with the operating general partner to ensure the mortgage is extended, refinanced, or replaced at maturity. The mortgage, insurance, and real estate tax payments are current through September 30, 2014. The low income housing tax credit compliance period expired on December 31, 2011.

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

Series 23

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 23 reflects a net loss from Operating Partnerships of $(116,919) and $(192,934), respectively, which includes depreciation and amortization of $337,767 and $343,456, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. On April 8, 2014 the investment general partner issued a default notice to the operating general partner and Class A Limited Partners outlining various deficiencies relative to required reporting to the investment limited partner as well as a change of management company without the consent of the investment general partner. It is the intent of the investment general partner to sell the property in cooperation with the Class A Limited Partners. During the third quarter of 2014 the Class A Limited Partners declined to purchase the investment limited partner's interest in Colonna House. As a result, both sides agreed to move forward with the dissolution of the operating partnership which requires the sale of the real property owned by Colonna House. In late September 2014, the investment general partner replaced the original operating general partner with an affiliate of the investment general partner. This action will allow for more control over the property sale process by the investment general partner. During the third quarter of 2014, the third party property management company agreed to be more transparent with the investment general partner and to provide timelier monthly reporting on property operations. As of the end of the third quarter of 2014, the investment general partner has not yet noticed an improvement in this regard. Through September 2014, the property is operating above breakeven with occupancy at 100% at quarter end. Note that the 15-year compliance period for Colonna Redevelopment Company expired on December 31, 2009.

Halls Ferry Apartments LP (Riverview Apartments) is a 42-unit complex located in St. Louis, MO.  Despite average physical occupancy of 90% in the third quarter of 2014, the property operated below breakeven due to low economic occupancy caused by a soft rental market and insufficient rental rates. Historically, the operating general partner had continued to fund operating deficits despite the expiration of the operating deficit guarantees and had advanced $146,810 to date. However, in the second quarter of 2014, the operating general partner indicated that he would not continue to support the operations due to financial constraints. As the result, the Operating Partnership was not able to pay its real estate taxes due to cash flow shortfalls.  In August 2014, the investment general partner has been notified that the collector of the City of St. Louis has filed a lawsuit against the property and that lender had issued a notice of default due to delinquent real estate taxes. The lender promptly initiated a foreclosure action and the foreclosure sale occurred on August 29, 2014. On December 31, 2010, the 15-year low income housing tax credit compliance period expired with respect to Halls Ferry Apartments LP. A foreclosure sale occurring in 2014 would not result in any recapture or penalties because the property is beyond the compliance period. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the Operating Partnership has been recorded as of September 30, 2014.

Village Woods Estates, LP (Village Woods Estates) is a 45-unit property located in Kansas City, KS. In 2013 occupancy averaged 91% and the property operated below breakeven with the deficit covered by utilizing operating cash and by accruing accounts payable. The downturn in operations was largely caused by an increase in administrative expenses related to filing a qualified contract with Kansas Housing. If the qualified contract is approved it would allow all, or a portion of the property's units to be converted to market rate over the next three years. In 2014 the property has continued to operate below breakeven with an average occupancy of 93% through the third quarter of the year. Occupancy was 95% as of September 30, 2014. On December 31, 2010, the low income tax credit compliance period expired with respect to Village Woods Estates, LP.

Series 24

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 24 reflects a net loss from Operating Partnerships of $(91,332) and $(103,257), respectively, which includes depreciation and amortization of $164,206 and $266,855, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is a 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 65% before rebounding to 90% in August and September of 2014. The property continues to operate below breakeven through September 2014; however, with the increased occupancy and lowered maintenance costs, financial performance has improved. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Occupancy was 94% as of September 30, 2014. However, operations were below breakeven because increased concessions were required in order to maintain occupancy. Management continues to market the property through local media and civic organizations. The mortgage, real estate tax, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 25

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 25 reflects a net loss from Operating Partnerships of $(40,818) and $(90,615), respectively, which includes depreciation and amortization of $115,502 and $156,117, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2014, the investment general partner transferred its interest in Dublin Housing Associates, Phase II to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $633,541 and cash proceeds to the investment partnership of $78,529. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $73,529 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

Series 26

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 26 reflects a net loss from Operating Partnerships of $(327,308) and $(432,897), respectively, which includes depreciation and amortization of $510,822 and $823,290, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 28-unit senior property located in Salem, Arkansas. The property receives rental assistance for 100% of its units. In 2013, property operations were below breakeven with an average occupancy of 80%. Through September 2014, operations remained below breakeven while September occupancy finished at 75%. Further improvements in occupancy will be required before the property operates above breakeven. Management reports the property's occupancy issues result from its location, which is set back off the main road. A new management team was assigned to the property in 2014 and directional signs have been installed on main thoroughfares in an effort to increase foot traffic and offset the property's poor visibility. The property continues to utilize advertisements in local papers and distributes fliers to all surrounding communities. Various leasing incentives have also been offered to applicants. Operating deficits are funded through the accrual of related party management fees. The mortgage payments, taxes, insurance, and accounts payable are all current. The 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor One on December 31, 2011.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations through September of 2014 remained below breakeven due to low occupancy. Total 2014 expenses year-to-date have decreased compared to 2013 as management has controlled repairs and maintenance expenses. Occupancy averaged 52% in 2013 and decreased to 40% through September of 2014. To address the low occupancy, management continued to offer a move-in concession and continued to market the property through fliers to area businesses and through advertising in the local newspaper. The concession offered is the option to pay the security deposit, which is equal to one month's rent, in three monthly payments instead of one payment at move-in. The investment general partner conducted a site visit in March 2014 and discovered several deferred maintenance items. A follow up letter was sent to the operating general partner requesting repairs. The operating general partner responded by saying the Operating Partnership had insufficient funds to correct all the issues, but they will be addressed in order of importance to tenant safety. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The balance sheet for the property showed little operating cash and considerable accounts payable; however, the payables were mainly due to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All real estate tax and insurance payments are current. There is no debt on the property that requires current payments. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. In 2013, the property operated below breakeven due to low occupancy. Through the third quarter of 2014, average occupancy remained at 90% and operations were below breakeven. Outreach marketing included the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team offered a move-in incentive to encourage qualified applicants to lease. The incentive was the option to pay the security deposit, which is equal to one month's rent, over three months rather than in a lump sum at move-in. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items would be budgeted for repair in 2014. However, the 2014 site visit which occurred on March 28 revealed that the maintenance issues still exist at the property. The investment general partner intends to continue to work with the operating general partner to ensure all the repairs are completed. The balance sheet for the property shows little operating cash and considerable accounts payable; however, the payables are mainly to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the third quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are made. Occupancy at Park Ridge averaged 89% in 2013 but trended down in the beginning of 2014 to the low of 77% reported in April. Occupancy trended up in the third quarter of 2014, with 82% reported as of September 30, 2014. This increased trend was attributed to higher applicant traffic and processing stemming from additional on-site training; an extension of office hours to evenings and weekends and new marketing material. In March 2013 there was a lien filed against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the third quarter of 2014, legal counsel engaged on behalf of the Operating Partnership was actively working to reach a settlement on the dispute. As of September 30, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

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

Southwind Apartments, A L.D.H.A (Southwind Apartments) is a 36-unit family property located in Jennings, LA. In 2013, the property operated below breakeven with an average occupancy of 91%. The below breakeven operations in 2013 were due to a large increase in maintenance expenses. The increase was due to costs associated with repairing the property from a hail storm which occurred during the year. Insurance proceeds were received, but total construction costs exceeded the total insurance proceeds. The excess construction costs were reimbursed from the replacement reserve in the first quarter of 2014. Maintenance expenses have since returned to the levels seen prior to the hail storm. Through the third quarter of 2014, operations were slightly above breakeven with an average occupancy of 94%. The investment general partner conducted a site visit in March 2014 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expired on December 31, 2011. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Southwind Apartments, A L.D.H.A subsequent to September 30, 2014.

In August 2014, the investment general partner transferred its interest in Grayson Manor Village to an entity affiliated to the operating general partner for its assumption of the outstanding mortgage balance of approximately $911,170 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $75,000 as of September 30, 2014.

In August 2014, the investment general partner transferred its interest in Powell Valley Village to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $537,427 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $11,000 as of September 30, 2014.

Series 27

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 27 reflects a net loss from Operating Partnerships of $(95,577) and $(32,395), respectively, which includes depreciation and amortization of $477,495 and $619,496, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the third quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate and allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013 to a low of 56% reported in July of 2014. This reduction in occupancy was largely attributed to turnover with the site staff and to the majority of the property's applicant pool being over income. In the second quarter of 2014 a new site manager, maintenance technician and office assistant were all added to the management staff. In the third quarter, management continued offering a variety of leasing concessions for all new residents and occupancy has started to improve, with 67% reported as of September 30, 2014. In 2014, the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property's units being converted to market rate over the next three years. Through September 30, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

In August 2014, the investment general partner transferred its interest in C.R. Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,847,909 and cash proceeds to the investment partnership of $15,000. The proceeds received of $15,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded. However, equity outstanding for the Operating Partnership in the amount of $1,338 was recorded as gain on the sale of the Operating Partnership as of September 30, 2014.

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

Series 28

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 28 reflects a net loss from Operating Partnerships of $(249,605) and $(307,948), respectively, which includes depreciation and amortization of $675,167 and $968,103, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Through the third quarter of 2014 operations remained just below breakeven with an average occupancy of 73%. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The onsite management team also offered a move-in incentive to encourage qualified applicants to lease. The move-in incentive was the option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. Management continued to work with the local Housing and Urban Development field office to obtain additional rental assistance vouchers. The balance sheet depicted considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner has stated that operating deficits will be funded by deferring related party management fees and, if necessary, advancing funds to the operating partnership. The investment general partner inspected the property in March 2014 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Maplewood Apartments Partnership expired on December 31, 2013.

1374 Boston Road, LP (1374 Boston Road) is a 15-unit property in Bronx, New York. The operating general partner has had a history of ignoring the terms of the Operating Partnership Agreement, yet argues that he is in full compliance. In 2003, the operating general partner recorded a loan for $112,000 to cover a tax lien incurred during the construction period. Rather than subordinating the loan to the partnership's debt and asset management fee payment obligations, the operating general partner made reimbursements back to himself under the loan. The investment general partner's repeated requests to restructure the loan were ignored. In September 2005, legal counsel for the investment general partner sent a letter demanding removal of the loan from the operating partnership account and the return of all payments made on the loan. The operating general partner's response failed to address the issue satisfactorily. Additionally, in December 2005, a title search on the operating partnership showed at least $60,000 in liens that were never reported to the investment general partner. The investment general partner evaluated what the impact of removing the operating general partner would be since these lien issues remain unresolved. The investment general partner decided against proceeding due to the inadequate value of the property based on size and location, as well as the operating general partner's continued funding of deficits. Management has been unresponsive in providing regular reporting but was present for the August 2013 investment general partner's site inspection. Deferred maintenance items were cited, and have been addressed with management without a response back from them. Sporadic occupancy reports indicate the property averaged 80% (12 out of 15 occupied) through March 2014. Management was unresponsive to repeated requests for occupancy reports. Reporting continues to be an issue as the operating general partner did not provide a balance sheet, income statement, or rent roll for the third quarter of 2014. However, the operating general partner continues to fund deficits. A demand notice for missing information was sent to the operating general partner in January 2013 requesting monthly reporting and updates on the maintenance and operations of the property. The operating general partner did not provide any meaningful response. The investment general partner attempted to perform a site inspection in September 2014. No management staff was made available for the site visit, so it was only possible to assess the outside and interior corridors of the property. The low income housing tax credit compliance period expired on December 31, 2011. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In May 2013, the investment general partner transferred 49% of its interest in Sumner House LP to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $122,500. Of the total proceeds received, $65,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $50,000 were returned to cash reserves held by Series 28. The remaining 51% investment limited partner interest in the Operating Partnership was transferred on June 30, 2014 for cash proceeds of $133,450, which were returned to the cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $50,000 as of June 30, 2013, and $133,450 as of June 30, 2014.

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

In August 2014, the investment general partner transferred its interest in Neighborhood Restorations VII to an entity affiliated with the operating general partner resulting in cash proceeds to the investment partnership of $535,000. There was no existing mortgage debt encumbering the property. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $531,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $531,500 as of September 30, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $9,968 was recorded as gain on the sale of the Operating Partnership as of September 30, 2014.

Series 29

As of September 30, 2014 and 2013, the average Qualified Occupancy for the Series was 99.0%. The series had a total of 17 properties at September 30, 2014, of which 16 were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 29 reflects a net loss from Operating Partnerships of $(523,655) and $(558,929), respectively, which includes depreciation and amortization of $1,041,329 and $1,226,934, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

As a result of the foreclosure, the Operating Partnership lost remaining credits of $47,840. The investment general partner determined that the new owner was not going to continue to operate the property as a Section 42 property. As a result, the Operating Partnership also experienced recapture and interest of $199,516. This represents a loss of tax credits, and recapture and interest of $12 and $49, respectively, per 1,000 BACs. As a result, the investment general partner initiated legal action in 2008 against the guarantors under the Guaranty with a view to recovering the investment limited partner's losses. Counsel initially needed to resolve jurisdictional issues which ultimately allowed it to pursue the guarantors in Massachusetts. Note that the operating general partner's attorney withdrew as defendant's counsel in September 2009. While the individual guarantors had the option of representing themselves, the court ordered the operating general partner's ownership entity to obtain new counsel and file a notice of appearance by November 6, 2009, which it did not do. This failure to comply with the court order exposed the defendants to the risk of sanctions up to and including a default judgment. The investment general partner's counsel filed a motion for sanctions with the court in December 2009 that led to the scheduling of a court hearing on this matter in May 2010. In late May 2010, the court granted the investment general partner's motion for sanctions. The hearing on the sanctions occurred on January 31, 2011. On March 30, 2011 the court approved a damages judgment of $389,043, plus legal costs and interest of $29,726. This decision likely increased the chance of some recovery from the guarantors; however, the size of that recovery is difficult to predict since the guarantors' financial situation is unknown to the investment general partner.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the Investment Limited Partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge, counsel for the plaintiff had planned on re-filing a motion in Missouri Court in the second quarter of 2014 to enforce the Massachusetts judgment; however, the plaintiff's local counsel (i.e. Missouri counsel) withdrew from the case in the second quarter of 2014 due to a conflict. A replacement local counsel was hired in late May 2014. The judgment and motion to lift the stay were filed in the Missouri Court in early October 2014. Once the order to lift the stay is approved by the Missouri Court, the discovery process and attempts to enforce and collect the judgment will resume. Note that in September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

Bryson Apartments, Limited Partnership (Pecan Hill Apartments) is a 16-unit development located in Bryson, TX, which has a population of approximately 500. With only 16 units, the occupancy at the property fluctuates significantly when units become vacant. Through the fourth quarter of 2013, occupancy averaged 97% and the property was able to operate at breakeven. As of September 30, 2014, occupancy was at 94% with operations slightly above breakeven. The operating general partner continues to fund deficits as necessary. The mortgage, taxes and insurance are all current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bryson Apartments, Limited Partnership.

Northfield Apartments III, L.P. (Willow Point Apartments III) owns a 120-unit property located in Jackson, Mississippi. The property continued to operate below breakeven in the third quarter of 2014 due to low occupancy, high operating expenses, insufficient rental rates and burdensome debt service. Occupancy was 74% through the end of the third quarter of 2014. The majority of work orders for unit turns are for new carpet and cabinet repair. The maintenance staff struggles to complete the turns in a timely manner, if at all, due to being short staffed and lacking available credit from local vendors due to large existing outstanding payable balances. This is making turning units a challenge at the property and a major reason for the declining occupancy. Management has made a more concerted effort to create a stronger, more creditworthy tenant base at Willow Point Apartments III. Unfortunately, this has reduced the total applicant pool and slowed the pace of signing new tenants. In addition, since the property is older many fixtures require repair and replacement on a regular basis. Maintenance expenses are expected to negatively impact the property for the foreseeable future. Operating expenses are also adversely impacted by the high water rates charged by the water company in Jackson, MS. Insurance payments are current as of September 30, 2014; however, the 2012 and 2013 real estate taxes are currently not paid. $49,898 in real estate taxes and interest penalties are owed as of the writing of this report. Unpaid taxes begin to accrue interest penalties and late fees when not paid by February 1 of the subsequent year. The operating general partner is assuming the lender will pay the outstanding taxes as a protective advance; however, conversations are ongoing between the lender and the operating general partner with no resolution at this time. Since the 2012 taxes were not paid prior to the August 31, 2013 payment deadline, the tax receivable was offered for sale to the general public by the Hinds County Tax Collector; however, no sale was consummated. The operating general partner has assured the investment general partner that any back taxes would be paid prior to the end of the two year redemption period as permitted under Mississippi tax sale statutes. The property is financed with $4,250,000 of tax exempt bonds issued by the Mississippi Home Corporation and $275,000 of taxable bonds. The taxable bonds were paid in full during 2012. The monthly interest only payments on the tax exempt bonds were current as of September 30, 2014. Late in the second quarter of 2014, the investment general partner started negotiating the sale of the investment limited partner in the Operating Partnership. The sale of the investment limited partner interest to the operating general partner is expected to close by the end of the fourth quarter of 2014. There will be no distributable proceeds for the investment limited partners if the subject sale occurs. The 15-year low income housing tax credit compliance period with respect to Northfield Apartments III, LP expired on December 31, 2012.

Kiehl Partners, LP (Park Crest Apartments) is a 216-unit family property located in Sherwood, AR. The property operated above breakeven in 2013 and through the third quarter of 2014 largely as result of the bond financing structure which has a low, capped interest rate and allows for optional redemption payments. Occupancy has trended down from the 75% average reported in 2013 to a low of 56% reported in July of 2014. This reduction in occupancy was largely attributed to turnover with the site staff and to the majority of the property's applicant pool being over income. In the second quarter of 2014 a new site manager, maintenance technician and office assistant were all added to the management staff. In the third quarter, management continued offering a variety of leasing concessions for all new residents and occupancy has started to improve, with 67% reported as of September 30, 2014. In 2014, the Operating Partnership has continued to take action to advance the qualified contract process which could potentially result in all or a portion of the property's units being converted to market rate over the next three years. Through September 30, 2014, all tax, insurance and debt payments were current. On December 31, 2013, the low income housing tax credit compliance period expired for Kiehl Partners, LP.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. In 2013, the property operated below breakeven with an average occupancy of 73%. Average occupancy increased to 80% through the third quarter of 2014, but operations have remained below breakeven. Occupancy at the property has suffered since 2010 as a result of businesses closing and lack of employment in the area. A newly constructed development of single family homes located a half mile from the property has also negatively impacted occupancy. Management's marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move in. The operating general partner attributes the lack of qualified applicants to the locally weak economy but states new companies and employment opportunities are slowly returning to the area. The balance sheet depicted considerable accounts payable, due mainly to affiliated entities, and minimum operating cash. The operating general partner has stated that any operating deficits will be funded by deferring related party management company fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner conducted a site visit in March 2014 and found the property to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Westfield Apartments Partnership expired on December 31, 2013.

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

Jackson Partners, L.P. (Arbor Park Apartments) is a 160-unit project located in Jackson, MS. Arbor Park operated above breakeven in 2013 and through the third quarter of 2014 largely due to the bond financing structure that requires only option principal redemption. Occupancy averaged 90% in 2013 but trended down to an 83% average in the first quarter of 2014 largely due to an increase in evictions. Occupancy started to trend upward in the second and third quarters of 2014 with 91% reported at September 30, 2014. Through September 30, 2014, all insurance, tax and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2012.

Series 30

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 30 reflects a net loss from Operating Partnerships of $(323,215) and $(302,522), respectively, which includes depreciation and amortization of $514,679 and $523,236, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit property in Gentry, Arkansas. Occupancy has historically been an issue for the property. Annual occupancy averaged 84% in 2013. However, occupancy has increased in 2014, finishing September at 92%. Occupancy issues were previously attributed to seasonality, the loss of large employers in the area, onsite management changes, and the property's very rural location. A new onsite manager was assigned to the property in 2014 which has had a positive impact. Through September 2014, operations are at breakeven. Management continues to run advertisements in local media outlets and to distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The Operating Partnership's $300,000 Arkansas Development Finance Authority loan was restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow has improved slightly as a result of the restructuring as the new loan terms are more favorable and have reduced annual debt service. Taxes and insurance are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the third quarter of 2014 due to required improvements to the property, painting for unit turns, and HVAC and plumbing repairs. In October 2013 a flood caused by a toilet overflow resulted in two units being damaged. The units were rehabbed and placed back in service in March 2014. The work cost $44,000 and was covered by insurance with $39,000 in proceeds received in June and July 2014, which reflects the $5,000 insurance deductible. Since the property is out of compliance, there is no risk of recapture associated with the down units. As of September 30, 2014 occupancy was 96% with average occupancy showing overall improvement in 2014 to 97%. Management received approval from Maine State Housing to lift affordability restrictions on the units with rents set for residents at 30% and 40% of area median income to allow those apartments to rent at 50% rents. This measure has aided in improving the overall occupancy. The operating general partner funds cash deficits by deferring fees owed to the affiliated management and maintenance companies. The investment general partner conducted a site visit in the third quarter of 2014 to evaluate the physical condition of the property and assess management. The property was in good physical condition with no deferred maintenance noted. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. In 2013 and through the third quarter of 2014 the property operated slightly below breakeven. Occupancy trended down from an average of 92% in the first quarter to a low of 83% reported from May through August. At the end of the third quarter, occupancy started to trend up with 87% reported as of September 30, 2014. Occupancy at the site has continued to be adversely impacted by competitive developments that have recently come to market in the neighborhood and by several local infrastructure improvements underway which have re-routed traffic and made the property difficult to locate. Management has continued to market the property and offer attractive rental incentives including one month's free rent for new residents who sign a twelve month lease, offering to equip units with washers and dryers for all new residents and by implementing a reduction in the three bedroom unit rents, from $730 to $630 on six month leases. In the third quarter, an extension was granted for the property's first mortgage; the loan's new maturity date is September 1, 2016. The property's second mortgage, in the form of a soft HOME loan, matures in August of 2015. As of September 30, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

Series 31

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 22 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 31 reflects a net loss from Operating Partnerships of $(466,667) and $(355,804), respectively, which includes depreciation and amortization of $1,439,908 and $1,445,388, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 62% as of September 30, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. However, as a result of low occupancy and higher expenses, the property operated below breakeven in the third quarter of 2014. All mortgage, insurance, and tax payments are current. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of the marketing efforts occupancy increased to 90% as of September 30, 2014 and the property operated slightly above breakeven in the third quarter. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. The property experienced increased turnover primarily due to evictions for non-payment of rent and skips in 2013 and operated below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures which have resulted in increased occupancy in the first quarter 2014; however, occupancy continues to fluctuate. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Occupancy was 88% as of September 30, 2014. As a result of low occupancy, the property operated below breakeven in the third quarter of 2014. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 88% as of September 30, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the third quarter of 2014. All mortgage, insurance, and tax payments are current. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the third quarter of 2014 as a result of high maintenance expenses and bad debt. The property experienced a drop in occupancy in the second quarter; however, occupancy has improved to 93% as of the end of the third quarter of 2014. The improvement in occupancy was due to the additional oversight at the property by the regional manager who was placed at the property in the second quarter. However, in late September, he left the management company. Management states they are in the process of finding a qualified regional replacement. Utility costs normalized in the third quarter. Maintenance expenses were high due to HVAC repairs, turnover costs, and striping of the parking lot. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and quality of management. The property showed signs of deferred maintenance. Management has confirmed that they are working on addressing the deferred maintenance issues. All tax, insurance, and mortgage payments are current. The operating general partner funds deficits by deferring fees owed to affiliated management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Only 13 of the 16 units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent on the three non-rental assisted units. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of informational letters sent out bi-annually to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials being offered. A rent increase took effect on January 1, 2014, which will help achieve breakeven operations with only 13 units occupied. Occupancy is averaging 87% for the year with operations above breakeven status. The balance sheet is weak with low operating cash, high payables, and underfunded tax and insurance escrow. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expires on December 31, 2014.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property has operated below breakeven since 2012 due to high operating expenses and low occupancy.  Occupancy has steadily improved and reached 100% as of September 2014 while averaging 93% for the year. Management increased advertising in the local newspapers and managers from affiliated properties in the area are referring qualified applicants to Pilot Point. Through improved occupancy and increased rental revenue, the property operated above breakeven during the third quarter of 2014. The operating general partner continues to fund deficits with advances and by accruing affiliated property management fees. Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2013.

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

Windsor Park Partners, L.P. (Windsor Park Apartments) is a 279-unit property located in Jackson, MS. The property has historically operated above breakeven due to the bond financing structure which allows for optional redemptions. In 2013 the property operated slightly below breakeven largely due to a timing issue caused by an increase in maintenance, utility and administrative expenses which occurred in a year where the Operating Partnership redeemed $200,000 worth of bonds and closed on a new interest rate cap for $42,500 in December. The deficit reported in 2013 was funded by utilizing operating cash and accruing payables. In 2014, the property is reporting above breakeven operations with 81% occupancy reported in the first quarter, 84% in the second quarter and 87% reported through September 30, 2014.

In 2013, Mississippi Housing approved the Operating Partnership's pre-application for a qualified contract. In 2014, the Operating Partnership has taken action to move forward with submitting a formal request to Mississippi Housing which, if approved, could potentially allow all or a portion of the property's units to be converted to market rate over the next three years. As of September 30, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

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

Sencit Hampden Associates, LP (Roth Village) is a 61-unit property located in Mechanicsburg, PA. In 2013 occupancy averaged 100% but the property operated below breakeven largely as result of insufficient rental rates. The property continued to operate below breakeven into the third quarter of 2014. The project has utilized $33,000 of replacement reserve withdrawals in 2014 to largely address concrete settling, ground erosion, hot water heater replacements and unit turnover costs. In the first three quarters of 2014, occupancy was 100%. The investment general partner continues to encourage the operating general partner to work with the Pennsylvania Housing Authority to increase rents at the property that are governed under the Penn Homes Program limitations. As of September 30, 2014, tax and insurance payments were current. Mortgage payments have been made through September 30, 2014. However there is a balance in excess of 30 days due as some of the recent principal and interest payments were applied to underfunded escrow balances. Management's goal is to make four monthly $1,000 payments to eliminate the remaining unpaid principal and interest balance. There are no defaults to date. The low income housing tax credit compliance period for Sencit Hampden Associates, LP expired on December 31, 2012.

Series 32

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2014, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2014 and 2013, Series 32 reflects a net loss from Operating Partnerships of $(566,115) and $(580,839), respectively, which includes depreciation and amortization of $1,028,652 and $1,078,792, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cogic Village LDHA Limited Partnership (Cogic Village Apartments) is a 136-unit family property located in Benton Harbor, MI. The property has operated below breakeven since 2012 due to the soft local employment market. Occupancy averaged 90% in 2012 and 2013. Management has indicated that the majority of employed prospective tenants are over income. Maintenance expenses have trended higher at the property and are related to turnover costs. Through September 2014, the property operated slightly below breakeven with occupancy averaging 92%. Occupancy trended upward after the end of the harsh winter and with the receipt of tax refunds by tenants; however, occupancy slipped through the summer, primarily due to job loss. The operating general partner is focused on refinancing the property to improve cash flow. The current mortgage matures December 31, 2016, with a balloon payment due at that time. The mortgage, tax, and insurance payments are current as of September 30, 2014. The tax credit compliance period expired December 31, 2013.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant operating deficits. During that period, the operating general partner, who does not have an affiliated management company, employed five different management companies in search of one that could improve operations. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged a third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company moderately improved operations; however, effective November 1, 2013 the operating general partner engaged a different third party management company in an attempt to further improve property operations at Clear Creek Apartments and its other LIHTC properties which are located in Michigan. After the initial transition period, the new third party management company indicated that due to the unsatisfactory performance of the staff it would hire a new site manager and maintenance staff in the first quarter of 2014. As of October 2014, a new maintenance technician has been hired and is working out well; however, management has struggled to find a suitable replacement site manager with the position having turned over several times in the second and third quarters of 2014. Occupancy dropped off in December 2013 and remains low at the end of the third quarter of 2014 due to unexpected move outs (i.e. skips) and the repeated turnover in the site manager position. Average occupancy was 84% through the third quarter of 2014, falling to 75% as of September 30, 2014, compared to 93% and 96% for 2013 and 2012, respectively. Management expects occupancy to remain at or near 80% for the remainder of 2014. Furthermore, the operating general partner is again considering changing the property management company to one based in Indiana who could provide improved oversight of the property as well as realize economies of scale for certain expenses from the management of other nearby properties. The local economy in northern Indiana in general remains weak. Rental rates have remained flat in recent years and are at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven through the third quarter of 2014 primarily due to an increase in vacancy loss as well as higher payroll and other contract expenses during the transition to new site staff. Negative operations have been financed by operating deficit advances from the operating general partner and affiliates, even though its operating deficit guaranty expired in June 2004. Operating deficit advances provided by the operating general partner totaled approximately $46,600 through September 30, 2014, and $22,841 and $52,907 in 2013 and 2012, respectively. The mortgage, tax and insurance payments are current as of September 30, 2014.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the third quarter of 2014, total operating expenses exceeded the 2013 prorated audited operating expenses by approximately $25,000. Administrative, utilities and maintenance expenses all have contributed to the increase. The increase in administrative expenses was attributed to legal costs associated with partnership expenses incurred from defending against the formation of an employee union. The utility expenses increased due to an increase in gas prices. The uptick in maintenance is for increased supplies needed on site. Although total operating expenses were up, the property was still able to generate cash and operate above breakeven. The mortgage and insurance are current through September 30, 2014 (the property is tax exempt). The property is 100% occupied through September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Parkside Plaza, L.P. subsequent to September 30, 2014.

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

Jackson Bond, L.P. (Park Ridge Apartments) is a 136-unit project located in Jackson, TN. This property has continued to operate above breakeven through the third quarter of 2014 largely due to the bond financing structure in which optional annual redemption payments are made. Occupancy at Park Ridge averaged 89% in 2013 but trended down in the beginning of 2014 to the low of 77% reported in April. Occupancy trended up in the third quarter of 2014, with 82% reported as of September 30, 2014. This increased trend was attributed to higher applicant traffic and processing stemming from additional on-site training; an extension of office hours to evenings and weekends and new marketing material. In March 2013 there was a lien filed against the property claiming that they are owed $17,282 for repairs which were completed in 2012. As of the third quarter of 2014, legal counsel engaged on behalf of the Operating Partnership was actively working to reach a settlement on the dispute. As of September 30, 2014, all debt, tax and insurance payments were current. The low income housing tax credit compliance period expires on December 31, 2014.

In September 2014, the investment general partner transferred its interest in Chardonnay Limited Partnership to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $15,000. The mortgage has been paid off. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $12,000 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $12,000 as of September 30, 2014.

Mesquite Trails L.P. (Mesquite Trails) is a 36-unit project located in Jacksboro, TX. The property was rehabbed in 1997 and has historically operated above breakeven. Since 2013, due to the age of the property, numerous water leaks have been found in underground pipes that continue to cause utility expenses and repair costs to increase. Occupancy is strong at 100% as of September 30, 2014 but operations remain below breakeven. The operating general partner continues to advance funds as needed. The mortgage, insurance and taxes payments are current. The low income housing tax credit compliance period expired on December 31, 2012.

Series 33

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 33 reflects a net loss from Operating Partnerships of $(200,021) and $(175,946), respectively, which includes depreciation and amortization of $458,107 and $436,954, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Merchants Court, LLLP (Merchants Court Apartments) owns a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense preparing the property for a refinancing application by the operating general partner. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August of 2013, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to enforce the policy of strict rental collections by knocking on doors, assessing late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. Occupancy has steadily improved during 2014 and was 96% at September 30, 2014. Late in the second quarter of 2014, the investment general partner started negotiating the sale of the investment limited partner interest in the Operating Partnership to the operating general partner. This sale is expected to close by the end of the fourth quarter; it is not expected to generate any distributable proceeds to the investment limited partner. All mortgage and insurance payments are current as of September 30, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2014, the property continued to operate at a deficit through the third quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and the building's infrastructure. Maintenance expenses, inclusive of HVAC and elevator contract charges, were high in the third quarter. To offset the high expenses, management implemented a rent increase in 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue grew by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit in 2014. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The property was in good physical condition with some minor asphalt repairs needed. The elevator floor also needed to be replaced due to a tripping hazard. The elevator floor was promptly replaced by management and management states they are working on repairing the asphalt. The maintenance person visits the property daily to address any ongoing operational issues, which has been effective in keeping the property in good condition. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits. However, the investment general partner learned in the third quarter that the 2014 real estate taxes are outstanding to the Town of Millinocket and a lien has been placed on the property. The investment general partner addressed this with the operating general partner; however, the taxes have not been paid to date. The investment general partner will continue to work to resolve the matter. The mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Series 34

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 34 reflects a net loss from Operating Partnerships of $(326,015) and $(242,053), respectively, which includes depreciation and amortization of $930,323 and $953,559, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit scattered site rehabilitation property in West Philadelphia, Pennsylvania. In 2013, the property operated below breakeven due to high operating expenses. Operating expenses increased approximately $22,000 from the prior year due to high maintenance costs. Despite repeated requests, no financial reporting has been received in 2014. Both the operating general partner and management company have been unresponsive to various requests and questions from the investment general partner. The investment general partner will continue to follow-up until the reporting improves. The first mortgage was paid off in December 2013 with only soft debt remaining; this will result in significant savings in debt service payments. A site inspection performed in September 2014 found the property to be in good condition. At the time of the inspection, the property was 95% occupied, with one unit vacant. The 15-year low income housing tax credit compliance period with respect to Belmont Affordable Housing II expired on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the third quarter of 2014 due to the optional bond redemption financing structure. Occupancy averaged 74% in the first two quarters of 2014 and 73% in the third quarter. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield an unqualified applicant pool that is either consistently over or under income as well as being unable to satisfy the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue and has led to the majority of vacant units not being brought up to rent ready condition. Accounts payables have continued to escalate and management has continued to pay vendors on an incremental basis and has recently experienced issues with vendors discontinuing service. Security continues to be monitored by the two courtesy officers who live on-site. All mortgage, insurance and real estate tax payments are current through September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

Merchants Court, LLLP (Merchants Court Apartments) owns a 192-unit family property in Dallas, GA. The property continued to operate below breakeven through the third quarter of 2014 due to high water and sewer rates, consistent bad debt expense, and elevated maintenance expense preparing the property for a refinancing application by the operating general partner. In June 2013, the property manager resigned due to a family relocation. This caused the property to experience a spike in evictions for nonpayment of rents and resident skips. In mid-August of 2013, an experienced property manager was hired; however, she did not turn out to be a good fit for the property and was replaced in February 2014. Management expects the new property manager to enforce the policy of strict rental collections by knocking on doors, assessing late fees when applicable and filing dispossessory warrants on time every month. This commitment to strengthening the tenant profile at the property has temporarily resulted in elevated legal expenses arising from the eviction process. In August 2013, occupancy at the property began to slip due to the aforementioned manager resignation and evictions. By year-end 2013 occupancy had declined to 82%. Occupancy has steadily improved during 2014 and was 96% at September 30, 2014. Late in the second quarter of 2014, the investment general partner started negotiating the sale of the investment limited partner interest in the Operating Partnership to the operating general partner. This sale is expected to close by the end of the fourth quarter; it is not expected to generate any distributable proceeds to the investment limited partner. All mortgage and insurance payments are current as of September 30, 2014. The 15-year low income housing tax credit compliance period with respect to Merchants Court expires on December 31, 2014.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, employed several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired a third party management company, who subsequently was able to make some modest improvements to property operations. Effective November 1, 2013 the operating general partner engaged a different third party management company in an attempt to further improve property operations. Average occupancy was 97% through the third quarter of 2014, compared to 92% reported for 2013 and 2012.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven through the third quarter of 2014 as occupancy and rental rates increased. Comparatively, net cash flow expended from property operations totaled ($41,033) and ($10,586) in 2013 and 2012, respectively. In 2013, the property had higher maintenance expense and real estate taxes (further discussed below) offset by higher rental income. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes. Negative operations were financed through increased payables and approximately $24,200 of operating deficit advances in 2013 from the operating general partner and its affiliate. Note that the operating general partner's unlimited operating deficit guarantee expired on July 31, 2003.

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

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. Real estate taxes were subsequently increased to approximately $46,000 for 2013 and 2014. As of September 30, 2014, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expires on December 31, 2014.

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

Real estate taxes of $61,965 were delinquent for the period of 2010 through 2013. Miami Dade Tax collector confirmed payment of the delinquent taxes on July 7, 2014. The operating general partner has not submitted the 2014 third quarter financial reports. The investment general partner has requested the financial information but the operating general partner has been unresponsive. Through September 30, 2014, occupancy was 94%. The first mortgage matured on April 1, 2014. The operating general partner refinanced the property without consent of the investment general partner. The investment general partner has requested copies of the loan documents. The low income housing tax credit compliance period expires on December 31, 2014.

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

Series 35

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 35 reflects a net loss from Operating Partnerships of $(157,803) and $(227,698), respectively, which includes depreciation and amortization of $715,206 and $739,918, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the third quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 97% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, and outreach marketing to local businesses. Total operating expenses through the third quarter of 2014 were consistent with the prior year. There were increases in real estate taxes, administrative expenses from eviction costs, and repair expenses due to carpet replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

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

Series 36

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 36 reflects a net loss from Operating Partnerships of $(200,999) and $(221,862), respectively, which includes depreciation and amortization of $415,107 and $454,034, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The property has historically operated with low occupancy and below breakeven operations. The property operated slightly below breakeven in 2013 despite a slight increase in occupancy due to completion of deferred maintenance items associated with updating units. Deferred maintenance items included floor and carpet replacements, new lighting, and new appliances. Maintenance expenses remain high in 2014 due to the replacement of two roofs following storm damage in February and replacement of all windows in July. The roof replacements were covered by insurance proceeds, net of a $10,000 deductible, while the window replacements were paid from a $29,000 withdrawal from the replacement reserve. Occupancy is stalled at an average of 88% through September 2014. Management is experiencing difficulty filling the property's three vacant market units because of a poor leasing environment. The property continues to operate below breakeven through the third quarter of 2014 due to increased water and sewer costs, an increase in second and third quarter maintenance costs including plumbing and lawn care, and an increase in property insurance. A site visit was completed in September 2013 and the property was found to be in good condition. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate taxes, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Nowata village LP expires on December 31, 2014.

Wingfield Apartments L.P. (Wingfield Apartments) is a 40-unit elderly property in Kinder, LA. In 2013, the property operated below breakeven with an average occupancy of 90%. The main cause of the below breakeven operations in 2013 was an increase in repairs and improvements. The property suffered damage from a hurricane in 2012 and though much of the repair work was covered by insurance some costs still impacted operations. Additional improvements not related to the hurricane but rather the age of the property caused maintenance expenses to increase as well. Operating expenses have since decreased at the property, strengthening operations. Through the third quarter of 2014, operations were above breakeven with an average occupancy of 92%. Management continues to offer move-in incentives to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows sufficient cash to cover accounts payable. The investment general partner conducted a site visit in March 2014 and found the property in good condition. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2014. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Wingfield Apartments L.P. subsequent to September 30, 2014.

Series 37

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 37 reflects a net loss from Operating Partnerships of $(499,927) and $(495,799), respectively, which includes depreciation and amortization of $765,457 and $789,608, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations for many years. Through the third quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, so management continues to offer a $99 security deposit move-in special along with a resident referral program. Despite slight dips, the occupancy remains strong, averaging 97% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, and outreach marketing to local businesses. Total operating expenses through the third quarter of 2014 were consistent with the prior year. There were increases in real estate taxes, administrative expenses from eviction costs, and repair expenses due to carpet replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of September 30, 2014, the property continued to operate at a deficit through the third quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the increased cost of fuel, an inefficient heating system, and the building's infrastructure. Maintenance expenses, inclusive of HVAC and elevator contract charges, were high in the third quarter. To offset the high expenses, management implemented a rent increase in 2013 for the 11 units with residents who do not have rental assistance. As a result of the rent increase, revenue grew by 8% in 2013. However, despite the rent increase, the property is still operating at a deficit in 2014. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The property was in good physical condition with some minor asphalt repairs needed. The elevator floor also needed to be replaced due to a tripping hazard. The elevator floor was promptly replaced by management and management states they are working on repairing the asphalt. The maintenance person visits the property daily to address any ongoing operational issues, which has been effective in keeping the property in good condition. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits. However, the investment general partner learned in the third quarter that the 2014 real estate taxes are outstanding to the Town of Millinocket and a lien has been placed on the property. The investment general partner addressed this with the operating general partner; however, the taxes have not been paid to date. The investment general partner will continue to work to resolve the matter. The mortgage and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow was negative each year in 2007 through 2013 as well as for the first three quarters of 2014. As of September 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan.

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note is prime plus 2%. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of September 30, 2014, approximately $57,200 of the amount owed for 2011 had been paid with approximately $79,400 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, through the third quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through September 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,319,600. As of September 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of September 30, 2014 the monthly installment payments were twelve months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $99,800, $136,500 and $79,400, respectively, had not been paid as of September 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of September 30, 2014.

Average occupancy at the property through the third quarter of 2014 was 78%, compared to 68% and 65% in 2013 and 2012, respectively, although, occupancy has steadily improved during 2014 reaching 91% as of September 30, 2014. The occupancy challenges at the property are due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made since September 2013, the Operating Partnership has used these funds to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for August 2014 was 17.6% compared to 7.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through September 30, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through September 30, 2014, utility expenses have correspondingly decreased.

In recent years and through during the third quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of September 30, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of September 30, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $393,477 is equivalent to recapture and interest of $153 per 1,000 BACs.

HWY. 18 Partners, LP (Summer Park Apartments) is a 216-unit family property located in Jackson, MS. Summer Park Apartments has historically struggled with low occupancy and high operating expenses but was able to operate above breakeven in 2013 and through the third quarter of 2014 due to the optional bond redemption financing structure. Occupancy averaged 74% in the first two quarters of 2014 and 73% in the third quarter. Applicant traffic has remained steady, but the Jackson, MS market has continued to yield an unqualified applicant pool that is either consistently over or under income as well as being unable to satisfy the criminal and credit history requirements. With a shortage of operating cash and an understaffed maintenance team, deferred maintenance has continued to be an issue and has led to the majority of vacant units not being brought up to rent ready condition. Accounts payables have continued to escalate and management has continued to pay vendors on an incremental basis and has recently experienced issues with vendors discontinuing service. Security continues to be monitored by the two courtesy officers who live on-site. All mortgage, insurance and real estate tax payments are current through September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2014.

Series 38

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2014, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 38 reflects a net loss from Operating Partnerships of $(166,230) and $(215,792), respectively, which includes depreciation and amortization of $500,522 and $538,297, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the third quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there have been signs of improvement in 2014 and average occupancy was 98% through the third quarter. The operating general partner attributes this improvement to a recovering local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Maintenance expenses increased through the quarter due to vacant unit preparation, concrete repairs, supplies, and repair of an interior pipe that burst. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates of the operating general partner. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The real estate tax, mortgage, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

Series 39

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 39 reflects net loss from Operating Partnerships of $(210,753) and $(240,705), respectively, which includes depreciation and amortization of $395,553 and $459,407, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the third quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there have been signs of improvement in 2014 and average occupancy was 98% through the third quarter. The operating general partner attributes this improvement to a recovering local economy. Management continues to market the property via a resident referral program, online rental websites, and print media. Maintenance expenses increased through the quarter due to vacant unit preparation, concrete repairs, supplies, and repair of an interior pipe that burst. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates of the operating general partner. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The real estate tax, mortgage, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

Series 40

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2014, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 40 reflects a net loss from Operating Partnerships of $(304,245) and $(488,380), respectively, which includes depreciation and amortization of $609,238 and $655,177, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow was negative each year in 2007 through 2013 as well as for the first three quarters of 2014. As of September 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan.

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note is prime plus 2%. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of September 30, 2014, approximately $57,200 of the amount owed for 2011 had been paid with approximately $79,400 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, through the third quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through September 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,319,600. As of September 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of September 30, 2014 the monthly installment payments were twelve months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $99,800, $136,500 and $79,400, respectively, had not been paid as of September 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of September 30, 2014.

Average occupancy at the property through the third quarter of 2014 was 78%, compared to 68% and 65% in 2013 and 2012, respectively, although, occupancy has steadily improved during 2014 reaching 91% as of September 30, 2014. The occupancy challenges at the property are due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made since September 2013, the Operating Partnership has used these funds to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for August 2014 was 17.6% compared to 7.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through September 30, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through September 30, 2014, utility expenses have correspondingly decreased.

In recent years and through during the third quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of September 30, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of September 30, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $80,600 is equivalent to recapture and interest of $30 per 1,000 BACs.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit family property in Center, TX. Due to below breakeven performance because of decreasing occupancy and increasing maintenance expenses. During 2014, the property incurred a Federal Housing Administration approved repairs that have not been reimbursed from replacement reserves to date. The 2014 year-to-date average occupancy at the property is 75%, which is down from 86% in 2013. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows sufficient cash to cover accounts payable. A site inspection was conducted in November 2013, and the property received good ratings for its physical condition and excellent ratings for management. The operating general partner has stated that any cash flow deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to insufficient rental rates, high expenses and high debt service. Unit turnover has been significant due to a number of deaths and residents moving to assisted living facilities; still average occupancy was high at 96% in 2013. Occupancy remains high averaging 94% to date. Management attributes the occupancy improvement to increased marketing and advertising efforts beyond the property's immediate market; a new regional manager started in June, and she has been extremely active in promoting the property, expanding advertisement to a 30-mile radius. However, the property continues to operate just below breakeven due to insufficient rates. Management is reluctant to increase rents, as this is a senior property and residents are mostly on a fixed income stream (Social Security). Maintenance expenses increased due to plumbing supplies and costs associated with making units rent ready. The operating general partner was exploring refinancing options but found difficulties attracting lenders due to the size of the first permanent mortgage. The current lender has agreed to reduce the interest rate from 8.8% to 4%, but due to accelerated amortization, monthly debt service will not change. The real estate taxes, mortgage, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2016.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. In 2013, the property operated below breakeven with an average occupancy of 71%. Through the third quarter of 2014 operations were at breakeven due to an increase in occupancy. Average occupancy in the third quarter of 2014 was 83%, and the property was 89% occupied in September. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continued to offer a move-in incentive to encourage qualified applicants to lease. The incentive was an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The increase in operating expenses was primarily due to an increase in the property insurance premium. The property was damaged by a hurricane in 2012, and as a result insurance costs increased in 2013. The balance sheet shows sufficient cash to cover accounts payable. The operating general partner has stated that any deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated below breakeven in 2013 due to low occupancy and continued to operate below breakeven through the third quarter of 2014 for the same reason. The 2014 year-to-date average occupancy at the property is 68%, which is up from 61% in 2013. The operating general partner has struggled with finding a manager for the property. An interim manager has been hired but a suitable permanent replacement has not been found. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The interim manager continued to offer a move-in incentive to encourage qualified applicants to lease. The incentive is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows considerable accounts payable; however, they are due mainly to entities that are affiliated with the operating general partner. A site inspection was conducted in March 2014, and the property received good ratings for its physical condition, management, and the overall score. The operating general partner has stated that any deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. High maintenance expenses have been an issue since 2012 due to the age of the property and increased unit turnover. Although maintenance expenses have dropped in 2014, they will likely increase during the remainder of the year as occupancy has slipped. Through September 2014, occupancy averaged 91% with lower traffic early in the year due to the harsh winter. Occupancy was 83% in September 2014. Management has stated that market conditions are improving, although many applicants do not qualify for LIHTC housing because their incomes are too high. Concessions have continued in 2014 and Section 8 voucher rates have dropped. As a result of the reduction in rental revenues, the property is operating below breakeven year to date. The operating general partner is focused on reducing operating costs by refinancing the permanent mortgage, which has an 8.2% interest rate. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. During March 2014, there was a murder of one of the tenants that occurred on site. Management reported that this was an isolated violent crime incident at the property but also noted the Hopkinsville area is a high crime area. As a counter measure, security was increased on site through the employment of two security officers and management is exploring the installation of security cameras. The murder further compounded previous occupancy issues from a fire that occurred at the end of December 2013. The fire caused the death of a tenant's adult son and a total of four units going offline due to fire, smoke, and water damage. There were no injuries to other residents. All displaced residents temporarily relocated to live with family or moved into vacant units at the property. Fire related repairs completed in March 2014 at a total cost of $110,000, all of which was covered through insurance proceeds other than a $1,000 deductible. All certificates of occupancy were received, and the state issued notices that all issues were corrected. As the property is beyond the credit period, there will be no credit loss caused by the units being uninhabitable as of December 31, 2013. For the 2013 annual period, operations declined below breakeven as a result of increased maintenance expenses. Despite averaging 95% for 2013, occupancy began to decline at the end of 2013 and into 2014. After falling to 76% in January 2013, physical occupancy has since improved and finished September 2014 at 95%. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 41 reflects a net loss from Operating Partnerships of $(211,980) and $(416,668), respectively, which includes depreciation and amortization of $741,438 and $1,116,889, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. Occupancy at the property averaged 75% in 2013 and the property was 58% occupied as of September 30, 2014. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The low occupancy is the result of weak economic conditions in the area. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased to 92% as of September 30, 2014. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased and the property was 94% occupied as of September 30, 2014. However, the property operated below breakeven through the third quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. Occupancy was 75% as of September 30, 2014. The low occupancy is the result of weak economic conditions in the area. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the third quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. Through the third quarter of 2014, the property operated at breakeven as a result of improved occupancy, collections, and expense control by the new management agent that took over property operations on June 1, 2013. The property was 100% occupied as of September 30, 2014. During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (the "DOJ") for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent order with the DOJ on December 18, 2013 in which the operating partnership agreed to make the required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. In addition, the operating general partner must complete various administrative tasks such as notifying previous tenants of the consent order. On September 29, 2014, the presiding judge signed the consent order. In March 2013, the operating general partner entered into a purchase and sale agreement (the "PSA") to sell its interest in the operating partnership. The buyer terminated the PSA in December 2013 due to the uncertainty and risk for a substitute general partner caused by the aforementioned consent decree. The investment general partner intends to work closely with the new management agent and the current operating general partner to further improve operations and ensure that all required repairs are completed before the deadlines specified. All mortgage, real estate tax, and insurance payments are current as of September 30, 2014.

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

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the third quarter of 2014, the property operated slightly below breakeven due to increased operating expenses and low occupancy. The high operating expenses have been driven by contract labor costs associated with deferred maintenance repairs, including stairway work. These repairs were partially reimbursed from the replacement reserve. Occupancy has decreased because of numerous move-outs and evictions and the property ended the quarter at 81% occupied. Management has stated that the local economy is still relatively weak and job opportunities are limited, which has made it difficult to find qualified residents. The property is currently offering a move in special of $100 off the monthly rent for a 12 month lease. Marketing efforts also include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows little operating cash and high accounts payables; however, the payables are mainly due to entities affiliated with the operating general partner. The operating general partner has stated that any deficits will be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 42

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 42 reflects a net loss from Operating Partnerships of $(104,131) and $(156,688), respectively, which includes depreciation and amortization of $809,899 and $888,503, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is a 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. Commerce Parkway ended 2013 at 74% occupancy. The decline continued in first quarter of 2014, as occupancy decreased to 65% before rebounding to 90% in August and September of 2014. The property continues to operate below breakeven through September 2014; however, with the increased occupancy and lowered maintenance costs, financial performance has improved. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, LA. In 2013, the property operated below breakeven with an average occupancy of 84%. Through the third quarter of 2014 operations remained below breakeven despite a small increase in average occupancy. Year-to-date average occupancy is 88% and the property was 93% occupied in September 2014. Management stated that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and those employees typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property's second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continued to offer a move-in incentive in the third quarter to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows considerable accounts payable, but they are due mainly to entities affiliated with the operating general partner. The operating general partner has stated that any operating deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner conducted a site visit in March 2014 and found the property in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the third quarter of 2014 as a result of low average occupancy and high unit turn costs. The property ended the quarter at 93% occupancy. During the fourth quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice (the "DOJ") for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent order with the DOJ on December 18, 2013 in which the operating partnership agreed to make required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. On September 29, 2014 the presiding judge signed the subject consent order. The investment general partner will work closely with the operating general partner to ensure that the consent order is addressed within the required timeframes. The investment general partner will also continue to encourage the management agent to implement more disciplined processes and procedures in an attempt to improve partnership operations. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current as of September 30, 2014.

Crittenden County Partners, LP (Park Plaza III Apartments) is a 24-unit property located in West Memphis, Arkansas. The property operated above breakeven through the third quarter of 2014 and was 100% occupied as of September 30, 2014. The property was financed by a mortgage loan that matured September 10, 2014. During the third quarter, the operating general partner refinanced the loan in the amount of $625,000 for a 7-year term at a fixed interest rate of 4.5%. The mortgage, real estate taxes, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016. As the maturing loan has been refinanced, the investment general partner will cease reporting for Crittenden County Partners, LP. subsequent to September 30, 2014.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. The property operated above breakeven with an average occupancy of 95% in 2013. Throughout 2014 operations have declined to below breakeven and occupancy ended the third quarter at 88%. Maintenance expenses over the year have included preventative property wide dryer vent and AC handler coil cleanouts and several one-time costs. These costs included property wide stair handrail repairs and a new property sign. Storm roof damage was also repaired. The replacement reserve only partially funded these expenses. The operating general partner has stated that the declining occupancy is a result of planned move-outs and evictions for nonpayment of rent. To release the apartments, management is offering the rent special of $75 off the first six months of rent on a twelve month lease. The property is marketed through rental websites, the local newspaper, and fliers to local businesses. The balance sheet for the partnership shows insufficient cash to cover accounts payable; however, payables are due mainly to entities affiliated to the operating general partner. The operating general partner has stated that any operating deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 43

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 43 reflects a net loss from Operating Partnerships of $(245,381) and $(252,238), respectively, which includes depreciation and amortization of $1,108,887 and $1,133,122, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 93% occupancy in 2013 but operated below breakeven. Occupancy as of September 30, 2014, was 97%. The property continues to operate below breakeven due to increased real estate taxes and fluctuating occupancy. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified applicants. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza, L.P. (Parkside Plaza Apartments) is a 35-unit co-op property in Harlem, New York. In 2013, the property operated above breakeven. Through the third quarter of 2014, total operating expenses exceeded the 2013 prorated audited operating expenses by approximately $25,000. Administrative, utilities and maintenance expenses all have contributed to the increase. The increase in administrative expenses was attributed to legal costs associated with partnership expenses incurred from defending against the formation of an employee union. The utility expenses increased due to an increase in gas prices. The uptick in maintenance is for increased supplies needed on site. Although total operating expenses were up, the property was still able to generate cash and operate above breakeven. The mortgage and insurance are current through September 30, 2014 (the property is tax exempt). The property is 100% occupied through September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2015. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Parkside Plaza, L.P. subsequent to September 30, 2014.

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

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the obligatory mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. By December 31, 2011, the balance in the operating deficit reserve was fully depleted.

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner decided to start 2014 again utilizing fund reserves to finance deficits as they arose to keep the mortgage current. During the first three quarters of 2014, physical occupancy averaged 94% and operations were reported nominally below breakeven level. As a result, $60,717 was advanced in the first three quarters of 2014 from fund reserves to pay some of the accruing aged payables. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to the low 7.0% range in the third quarter of 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $835,507, equivalent to approximately $229 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations may not support a re-financing at the current mortgage balance without raising significant new capital to pay the costs of the refinancing application and to cover the refinancing gap, there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. If recapture occurs in 2015, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $644,248, equivalent to approximately $177 per 1,000 BACs. That being said, the mortgage payment, real estate taxes and insurance payments were current as of September 30, 2014.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a deficit in 2012 and 2013 due to a bed bug issue that caused low occupancy and increased maintenance costs as well as an increase in bad debt. The 2013 deficit was funded by deferring required replacement reserve deposits and utilizing replacement reserve funds. The reserve funds were used for equipment replacement, carpet replacement, painting and unit turnover expense. Occupancy was 100% as of December 31, 2013 and remains at 100% as of September 30, 2014. Collections have improved in 2014 with economic occupancy increasing from 74% in 2013 to 93% in 2014. As of September 30, 2014, there have been no reports or evidence of the recurring bed bug problems resulting in significantly reduced unit turnover. All mortgage, taxes and insurance are current through September 30, 2014. The operating deficit guarantee expired July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Library Square Apartments (MDI Limited Partnership #81) is a 46-unit senior property located in Mandan, North Dakota. In the first quarter of 2014 the investment general partner learned that the operating general partner assigned its ownership interest in the Operating Partnership to an affiliate of the prior operating general partner, without the consent of the special limited partner, investment general partner, or the lender. The lender considered the unauthorized assignment an event of default. The special limited partner and investment general partner were not notified by the operating general partner of the original default notice, which was issued in November 2012, until April 2014. The investment general partner and special limited partner then reviewed and approved the change in the operating general partner interest. Approval by the special limited partner and investment general partner via an Operating Partnership amendment was part of the documentation package that the operating general partner submitted to the lender to cure the default. In August 2014, the investment general partner received a letter from the lender confirming that all required documents were delivered and all issues were addressed to the lenders satisfaction. Therefore, the lender cured the default. Through the third quarter of 2014, the property operated above breakeven with occupancy of 98% as of September 30, 2014. All mortgage, taxes, and insurance are current through September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2018. As the default has been cured, the investment general partner will cease reporting for Library Square Apartments subsequent to September 30, 2014.

Series 44

As of September 30, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 8 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 44 reflects a net loss from Operating Partnerships of $(231,360) and $(516,630), respectively, which includes depreciation and amortization of $762,487 and $1,178,857, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The September 2009 mortgage payment was late and the operating general partner indicated it was unwilling to continue to advance funds to subsidize the Operating Partnership's below breakeven operations. In addition, the operating general partner hoped that its decision to stop mortgage payments would trigger negotiations with the first mortgage lender on a possible loan restructure or forbearance agreement. This tactic resulted in a forbearance agreement that closed on April 13, 2010, and converted the loan to an interest only payment schedule through December 31, 2011, at which time the obligatory mortgage amortization restarted. At closing on the forbearance agreement, the past due interest was paid and a $200,000 operating deficit reserve was established. At the time the forbearance agreement closed in April 2010, the investment general partner expected that property operations would be able to pay the interest only debt service payments through year end 2011 without needing to access monies in the newly established operating deficit reserve. That did not turn out to be the case as operations at Alexander Mills deteriorated over the second half of 2010 due to general weakness in the Lawrenceville, GA sub-market as evidenced by low physical and economic occupancy at the property and resulting incremental costs for bad debt, evictions and unit turn expenses. By December 31, 2011, the balance in the operating deficit reserve was fully depleted.

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal program, $152,422 and $59,662 was advanced from fund reserves in 2012 and 2013, respectively, to keep the mortgage current. For 2014, the operating general partner is forecasting a deficit of approximately $55,000 - $80,000 with the agreement that the operating general partner would continue to charge the reduced 3% management fee. The investment general partner decided to start 2014 again utilizing fund reserves to finance deficits as they arose to keep the mortgage current. During the first three quarters of 2014, physical occupancy averaged 94% and operations were reported nominally below breakeven level. As a result, $60,717 was advanced in the first three quarters of 2014 from fund reserves to pay some of the accruing aged payables. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to the low 7.0% range in the third quarter of 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession. If market conditions and / or property operations start to deteriorate at any point during 2014, or the investment general partner determines that fund reserves are no longer available to finance monthly deficits at Alexander Mills, the Operating Partnership faces a high probability of a mortgage payment default, a resulting foreclosure and potential recapture costs in 2014. If recapture occurs in 2014, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $1,021,201, equivalent to approximately $378 per 1,000 BACs.

Due to the aforementioned risks, the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the existing forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including a maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations may not support a re-financing at the current mortgage balance without raising significant new capital to pay the costs of the refinancing application and to cover the refinancing gap, there is a reasonable likelihood that a loan default and foreclosure will occur in 2015. If recapture occurs in 2015, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $787,439, equivalent to approximately $291 per 1,000 BACs. That being said, the mortgage payment, real estate taxes and insurance payments were current as of September 30, 2014.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Average occupancy in recent years has not been strong due to continued weakness in the local economy and the ineffectiveness of prior management. The property operated below breakeven through the third quarter of 2014, as well as in 2013 and 2012. Through the third quarter of 2014 negative operations were primarily due to lower net rental income resulting from increased vacancies. In 2013, negative operations were primarily due to lower net rental income from increased vacancies, as well as increased bad debt and maintenance expenses. Negative operations have been financed by increases in accounts payable, draws from the replacement reserves as well as advances from fund reserves of $42,731 and $25,431 in 2014 and 2013, respectively. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy through the third quarter of 2014 was 84% compared to 79% and 82% in 2013 and 2012, respectively. Occupancy decreased in 2013 partly due to an increase in evictions resulting from the new third party management company not accepting partial rent payments as the previous manager had done. Due to the subject evictions the operating partnership incurred increased bad debt expense in 2013. Occupancy also decreased in 2013 due to the limited traffic flow of qualified applicants. Management replaced the site manager twice in 2014 and expanded its outreach marketing efforts to increase traffic flow and improve occupancy. Management is forecasting physical occupancy, which reached 91% as of September 30, 2014, will remain above 90% for the remainder of 2014. Mortgage payments, real estate taxes and insurance are current as of September 30, 2014. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 45 reflects a net loss from Operating Partnerships of $(432,340) and $(501,869), respectively, which includes depreciation and amortization of $1,004,836 and $1,457,360 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow was negative each year in 2007 through 2013 as well as for the first three quarters of 2014. As of September 30, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that could not be addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan.

On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "Settlement Agreement") with the lender resulting in a new mortgage note (the "New Mortgage Note") being executed that is guaranteed by the operating general partner and its principals. Under the terms of the New Mortgage Note, the principal balance outstanding for the loan was confirmed at $4,809,749. In addition, there is a deferred amount owed to the bank for unpaid letter of credit fees and other bank costs (e.g. legal costs) of $459,856. The interest rate on the New Mortgage Note is prime plus 2%. The New Mortgage Note had a maturity date of June 30, 2013, and monthly installments of $35,000 that commenced on October 22, 2011. According to the Settlement Agreement, Baldwin Villas was also required to make $30,000 installment payments in August and September 2011 to pay down the principal balance of the New Mortgage Note, as well as pay the past due 2009, 2010 and 2011 real estate taxes based on an agreed upon payment schedule. In addition, one of the principals of the operating general partner was required to pay the lender an additional $400,000 toward the mortgage debt with two, $200,000 installment payments, one due on April 30, 2012 and the second one due on November 30, 2012. Furthermore, as part of the Settlement Agreement, Baldwin Villas provided the lender with "consent and confession judgments" through the Circuit Court of Oakland County, MI, which, in the event of a default under the Settlement Agreement, would allow the lender to appoint a receiver who would have the authority to sell the property. The Settlement Agreement was executed without the knowledge or consent of the investment general partner.

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of September 30, 2014, approximately $57,200 of the amount owed for 2011 had been paid with approximately $79,400 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, through the third quarter of 2014 and in 2013 and 2012, the operating general partner provided approximately $18,000, $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through September 30, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,319,600. As of September 30, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required monthly installment payments of the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of September 30, 2014 the monthly installment payments were twelve months in arrears. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $99,800, $136,500 and $79,400, respectively, had not been paid as of September 30, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of September 30, 2014.

Average occupancy at the property through the third quarter of 2014 was 78%, compared to 68% and 65% in 2013 and 2012, respectively, although, occupancy has steadily improved during 2014 reaching 91% as of September 30, 2014. The occupancy challenges at the property are due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made since September 2013, the Operating Partnership has used these funds to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for August 2014 was 17.6% compared to 7.4% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of September 30, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $65,000 from the operating general partner. Through September 30, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses have also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through September 30, 2014, utility expenses have correspondingly decreased.

In recent years and through during the third quarter of 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of September 30, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $320,800 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs which will improve occupancy at the property. The operating general partner is discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of September 30, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2014, the estimated tax credit recapture cost and interest penalty of $23,344 is equivalent to recapture and interest of $6 per 1,000 BACs.

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

Series 46

As of September 30, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2014, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2014 and 2013, Series 46 reflects a net loss from Operating Partnerships of $(357,196) and $(293,998), respectively, which includes depreciation and amortization of $692,378 and $651,769, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  Occupancy averaged 97% in 2013 and has continued to remain strong at 96% as of September 30, 2014. Operations at the property fluctuated in 2013 and were below breakeven for the year due to sporadically high maintenance and administrative expenses. Through the beginning of 2014, bed bug exterminating costs continued to challenge the property; however, as of the third quarter, exterminating costs have significantly decreased, and as of September 30, 2014, are roughly 260% less than the prorated 2013 exterminating expense. The property continues to operate below breakeven in 2014. Several changes have occurred to get the bed bug issue resolved. First, a new property manager was hired in January 2014. Second, the maintenance staff was trained extensively on how to monitor the units for early signs of infestations. All units undergo alternating monthly inspections, 63 units one month, and the remaining 63 units the following month. Third, as of March 2014, management terminated the previous costly contract with the company that was conducting the monthly heat treatments. The property has hired a new pest control company, and the maintenance staff spot treats the units with a steam and vacuum process. Lastly, to address the repeat infestations, management has paired up with the local Housing Authority and implemented a program for tenant behavior modification. This program is not only cost effective, but has also had a 100% success rate at another property in the operating general partner's portfolio. Tenants are required to attend an informative seminar about the bed bug epidemic, which teaches them how to spot, eliminate, and prevent future infestations. Thereafter, management follows up weekly with tenants. These seminars are required quarterly for all tenants, and are mandatory for all new move-ins. As of September 2014, the bed bug issue has been contained to four units, of which, the tenants have been deemed re-offenders. The maintenance staff is continuously treating these units, and further educating the tenants to resolve this issue. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Despite ending September 2014 with a 96% occupancy rate, the property operated below breakeven through the third quarter of 2014. Contributing factors included high real estate taxes, high interest rate mortgage debt, and insufficient rental rates.  It is management's intention to raise rental rates by 2%, which is in-line with the prior year increase, and have the new rates in place by the end of November 2014. Despite management increasing all unit rents by $20/month in the third quarter of 2013, expense growth outpaced revenue growth. Per state housing agency regulations, only one rent increase can occur in a 365 day period. Major repairs to the parking lot, concrete curbing, unit specific floor repairs, and landscaping also led to higher maintenance expenses during 2013. Late in the second quarter of 2013, the operating managing member contacted the first mortgage lender to request a reduction in the fixed 7.50% interest rate on the first mortgage loan and to notify the lender that it was working on a refinancing if the lender wasn't willing to reduce its interest rate to a level closer to market rates (i.e. one in the 4.5% - 5.0% range) for mid-2013. The first mortgage lender considered the request; however, the process is stalled due to the bank's concern over the ongoing personal bankruptcy of the principal of the operating managing member. The operating managing member reports that the monthly mortgage, real estate tax and insurance escrow payments are current as of September 30, 2014.

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

Recent Accounting Pronouncements

In January 2014, the FASB issued an amendment to the accounting and disclosure requirements for investments in qualified affordable housing projects. The amendments provide guidance on accounting for investments by a reporting entity in flow-through limited liability entities that manage or invest in affordable housing projects that qualify for the low-income housing tax credit. The amendments permit reporting entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met. Under the proportional amortization method, an entity amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received, and recognizes the net investment performance in the income statement as a component of income tax expense (benefit). The amendments are effective for interim and annual periods beginning after December 31, 2014 and should be applied retrospectively to all periods presented. Early adoption is permitted. The adoption of this update is not expected to materially affect the Partnership's financial statements.
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 14, 2014		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2014	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 14, 2014	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.