Form 10-Q
period 2014-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2015-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2014
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three and Nine Months	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-241

Item 3. Quantitative and Qualitative Disclosures About Market Risk	242

Item 4. Controls and Procedures	242

PART II OTHER INFORMATION

Item 1. Legal Proceedings	243

Item 1A. Risk Factors	243

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	243

Item 3. Defaults Upon Senior Securities	243

Item 4. Mine Safety Disclosures	243

Item 5. Other Information	243

Item 6. Exhibits	243

Signatures	244

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$4,547,778	$5,328,701

OTHER ASSETS
Cash and cash equivalents	19,383,611	12,797,054
Notes receivable	22,790	22,790
Acquisition costs, net	150,282	200,376
Other assets	281,681	180,417

	$24,386,142	$18,529,338

LIABILITIES

Accounts payable and accrued expenses	$222,863	$160,120
Accounts payable affiliates (Note C)	51,153,049	50,042,235
Capital contributions payable	619,106	664,260

	51,995,018	50,866,615

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,569,146 and 83,626,246 outstanding as of December, 2014 and March 31, 2014, respectively.	(20,166,565)	(24,847,683)
General Partner	(7,442,311)	(7,489,594)

	(27,608,876)	(32,337,277)

	$24,386,142	$18,529,338

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	324,710	204,785
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$324,710	$204,785

LIABILITIES

Accounts payable and accrued expenses	$9,000	$-
Accounts payable affiliates (Note C)	1,496,449	1,488,111
Capital contributions payable	-	-

	1,505,449	1,488,111

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,857,700 and 3,864,700 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(860,680)	(962,241)
General Partner	(320,059)	(321,085)

	(1,180,739)	(1,283,326)

	$324,710	$204,785

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	131,345	116,749
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,000	3,000

	$134,345	$119,749

LIABILITIES

Accounts payable and accrued expenses	$5,000	$5,000
Accounts payable affiliates (Note C)	1,426,064	1,383,089
Capital contributions payable	-	-

	1,431,064	1,388,089

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of December 31, 2014 and March 31, 2014.	(1,121,801)	(1,093,706)
General Partner	(174,918)	(174,634)

	(1,296,719)	(1,268,340)

	$134,345	$119,749

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	125,587	98,564
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$125,587	$98,564

LIABILITIES

Accounts payable and accrued expenses	$3,750	$-
Accounts payable affiliates (Note C)	2,796,762	2,892,033
Capital contributions payable	9,352	9,352

	2,809,864	2,901,385

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,560,800 and 2,561,400 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,438,350)	(2,555,709)
General Partner	(245,927)	(247,112)

	(2,684,277)	(2,802,821)

	$125,587	$98,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	159,736	118,542
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$159,736	$118,542

LIABILITIES

Accounts payable and accrued expenses	$3,750	$-
Accounts payable affiliates (Note C)	2,189,031	2,549,950
Capital contributions payable	-	-

	2,192,781	2,549,950

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,333,227 and 3,336,227 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(1,727,868)	(2,122,247)
General Partner	(305,177)	(309,161)

	(2,033,045)	(2,431,408)

	$159,736	$118,542

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	812,995	890,715
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$812,995	$890,715

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,000	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,162,378 and 2,168,878 outstanding as of December 31, 2014 and March 31, 2014, respectively.	987,192	1,064,135
General Partner	(177,197)	(176,420)

	809,995	887,715

	$812,995	$890,715

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,820,188	2,550,061
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	1,250

	$3,821,438	$2,551,311

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,024,509 and 3,025,609 outstanding as of December 31, 2014 and March 31, 2014, respectively.	4,040,668	2,783,242
General Partner	(219,230)	(231,931)

	3,821,438	2,551,311

	$3,821,438	$2,551,311

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,012,761	2,510,330
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$3,012,761	$2,510,330

LIABILITIES

Accounts payable and accrued expenses	$19,960	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	1,127	1,293

	21,087	6,253

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,990,700 and 3,995,200 outstanding as of December 31, 2014 and March 31, 2014, respectively.	3,302,010	2,819,289
General Partner	(310,336)	(315,212)

	2,991,674	2,504,077

	$3,012,761	$2,510,330

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,079,820	1,049,687
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	6,500

	$1,079,820	$1,056,187

LIABILITIES

Accounts payable and accrued expenses	$52	$-
Accounts payable affiliates (Note C)	-	44,238
Capital contributions payable	-	10,020

	52	54,258

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,459,700 and 2,460,700 outstanding as of December 31, 2014 and March 31, 2014, respectively.	1,275,418	1,198,357
General Partner	(195,650)	(196,428)

	1,079,768	1,001,929

	$1,079,820	$1,056,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	5,318,053	515,862
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,250	2,817

	$5,319,303	$518,679

LIABILITIES

Accounts payable and accrued expenses	$8,855	$7,500
Accounts payable affiliates (Note C)	-	706,182
Capital contributions payable	6,000	40,968

	14,855	754,650

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,998,738 and 3,999,738 outstanding as of December 31, 2014 and March 31, 2014, respectively.	5,595,152	110,137
General Partner	(290,704)	(346,108)

	5,304,448	(235,971)

	$5,319,303	$518,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	514,618	224,155
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$514,618	$224,155

LIABILITIES

Accounts payable and accrued expenses	$14,448	$-
Accounts payable affiliates (Note C)	3,784,578	3,583,859
Capital contributions payable	8,235	8,235

	3,807,261	3,592,094

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,989,500 and 3,991,300 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,921,070)	(2,995,613)
General Partner	(371,573)	(372,326)

	(3,292,643)	(3,367,939)

	$514,618	$224,155

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	308,632	253,948
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	500	500

	$309,132	$254,448

LIABILITIES

Accounts payable and accrued expenses	$9,000	$-
Accounts payable affiliates (Note C)	1,807,174	1,690,813
Capital contributions payable	127,396	127,396

	1,943,570	1,818,209

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,643,000 and 2,651,000 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(1,391,037)	(1,321,067)
General Partner	(243,401)	(242,694)

	(1,634,438)	(1,563,761)

	$309,132	$254,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	452,710	852,580
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	25,000	25,000

	$477,710	$877,580

LIABILITIES

Accounts payable and accrued expenses	$3,000	$2,257
Accounts payable affiliates (Note C)	2,836,987	3,212,781
Capital contributions payable	66,294	66,294

	2,906,281	3,281,332

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,409,757 and 4,415,757 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,025,027)	(2,000,456)
General Partner	(403,544)	(403,296)

	(2,428,571)	(2,403,752)

	$477,710	$877,580

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	285,034	310,949
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$285,034	$310,949

LIABILITIES

Accounts payable and accrued expenses	$645	$-
Accounts payable affiliates (Note C)	3,221,857	3,085,965
Capital contributions payable	3,486	3,486

	3,225,988	3,089,451

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,748,198 and 4,751,198 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,505,181)	(2,344,354)
General Partner	(435,773)	(434,148)

	(2,940,954)	(2,778,502)

	$285,034	$310,949

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	185,078	194,920
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$185,078	$194,920

LIABILITIES

Accounts payable and accrued expenses	$3,403	$3,403
Accounts payable affiliates (Note C)	2,033,942	1,941,386
Capital contributions payable	69,154	69,154

	2,106,499	2,013,943

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of December 31, 2014 and March 31, 2014.	(1,676,427)	(1,575,053)
General Partner	(244,994)	(243,970)

	(1,921,421)	(1,819,023)

	$185,078	$194,920

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	237,690	299,036
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$237,690	$299,036

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	4,036,490	3,900,829
Capital contributions payable	-	-

	4,039,490	3,903,829

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,219 and 3,528,319 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(3,463,392)	(3,268,355)
General Partner	(338,408)	(336,438)

	(3,801,800)	(3,604,793)

	$237,690	$299,036

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	214,036	278,190
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$214,036	$278,190

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,358,734	2,257,174
Capital contributions payable	-	-

	2,358,734	2,257,174

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,295,763 and 3,298,763 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(1,841,226)	(1,677,169)
General Partner	(303,472)	(301,815)

	(2,144,698)	(1,978,984)

	$214,036	$278,190

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	415,802	448,179
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$415,802	$448,179

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,157,657	1,108,351
Capital contributions payable	-	-

	1,288,657	1,239,351

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,102,504 and 2,104,504 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(685,463)	(604,597)
General Partner	(187,392)	(186,575)

	(872,855)	(791,172)

	$415,802	$448,179

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	323,320	305,167
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$323,320	$305,167

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,300,795	2,147,147
Capital contributions payable	138,438	138,438

	2,439,233	2,285,585

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of December 31, 2014 and March 31, 2014. respectively.	(1,879,190)	(1,745,050)
General Partner	(236,723)	(235,368)

	(2,115,913)	(1,980,418)

	$323,320	$305,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	272,465	236,887
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$272,465	$236,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,840,132	1,716,832
Capital contributions payable	-	-

	1,840,132	1,716,832

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of December 31, 2014 and March 31, 2014. respectively.	(1,333,706)	(1,246,861)
General Partner	(233,961)	(233,084)

	(1,567,667)	(1,479,945)

	$272,465	$236,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	161,560	144,094
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$161,560	$144,094

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	1,650,499	1,547,899
Capital contributions payable	-	-

	1,655,499	1,547,899

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,291,151 and 2,292,151 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(1,282,558)	(1,193,325)
General Partner	(211,381)	(210,480)

	(1,493,939)	(1,403,805)

	$161,560	$144,094

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	80,445	96,711
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$80,445	$96,711

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,987,301	2,828,348
Capital contributions payable	102	102

	2,987,403	2,828,450

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,628,756 and 2,630,256 outstanding as of December 31, 2014 and March 31, 2014, respectively.	(2,652,945)	(2,479,478)
General Partner	(254,013)	(252,261)

	(2,906,958)	(2,731,739)

	$80,445	$96,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	153,294	167,428
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	1,218	1,218

	$154,512	$168,646

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,233,113	3,054,940
Capital contributions payable	100	100

	3,233,213	3,055,040

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of December, 31 2014 and March 31, 2014.	(2,798,745)	(2,608,361)
General Partner	(279,956)	(278,033)

	(3,078,701)	(2,886,394)

	$154,512	$168,646

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	315,027	266,762
Notes receivable	22,790	22,790
Acquisition costs, net	-	-
Other assets	51,003	51,003

	$388,820	$340,555

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,257,998	2,071,473
Capital contributions payable	73,433	73,433

	2,331,431	2,144,906

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of December, 31 2014 and March 31, 2014.	(1,682,246)	(1,545,369)
General Partner	(260,365)	(258,982)

	(1,942,611)	(1,804,351)

	$388,820	$340,555

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$164,639	$178,330

OTHER ASSETS
Cash and cash equivalents	321,530	303,384
Notes receivable	-	-
Acquisition costs, net	150,282	200,376
Other assets	104,989	85,341

	$741,440	$767,431

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,778,313	2,548,228
Capital contributions payable	99,265	99,265

	2,877,578	2,647,493

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of December, 31 2014 and March 31, 2014.	(1,793,255)	(1,539,740)
General Partner	(342,883)	(340,322)

	(2,136,138)	(1,880,062)

	$741,440	$767,431

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	7,582	38,362
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	89,683	-

	$97,265	$38,362

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,907,961	1,642,751
Capital contributions payable	-	-

	1,907,961	1,642,751

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of December, 31 2014 and March 31, 2014.	(1,555,141)	(1,350,897)
General Partner	(255,555)	(253,492)

	(1,810,696)	(1,604,389)

	$97,265	$38,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,738,981	$2,004,492

OTHER ASSETS
Cash and cash equivalents	107,498	126,153
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	-	-

	$1,846,479	$2,130,645

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,687,235	1,463,025
Capital contributions payable	16,724	16,724

	1,703,959	1,479,749

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of December, 31 2014 and March 31, 2014.	494,757	998,049
General Partner	(352,237)	(347,153)

	142,520	650,896

	$1,846,479	$2,130,645

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2014	March 31, 2014

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$2,644,158	$3,145,879

OTHER ASSETS
Cash and cash equivalents	242,095	194,854
Notes receivable	-	-
Acquisition costs, net	-	-
Other assets	3,788	3,788

	$2,890,041	$3,344,521

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,363,977	1,176,831
Capital contributions payable	-	-

	1,363,977	1,176,831

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,979,998 and 2,980,998 outstanding as of December 31, 2014 and March 31, 2014, respectively.	1,773,546	2,408,756
General Partner	(247,482)	(241,066)

	1,526,064	2,167,690

	$2,890,041	$3,344,521

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$12,147	$31,253
Other income	58,399	59,634

	70,546	90,887

Share of income (loss) from Operating Partnerships (Note D)	1,263,569	4,074,927

Expenses
Professional fees	25,300	27,008
Fund management fee, net (Note C)	780,037	1,157,801
Amortization	16,698	111,667
General and administrative expenses	152,871	202,513

	974,906	1,498,989

NET INCOME (LOSS)	$359,209	$2,666,825

Net income (loss) allocated to assignees	$355,616	$2,640,156

Net income (loss) allocated to general partner	$3,593	$26,669

Net income (loss) per BAC	$.00	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2014	2013

Income
Interest income	$92	$230
Other income	64	-

	156	230

Share of income (loss) from Operating Partnerships (Note D)	70,580	539,000

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	(102,505)	20,295
Amortization	-	-
General and administrative expenses	6,064	9,217

	(95,850)	30,086

NET INCOME (LOSS)	$166,586	$509,144

Net income (loss) allocated to assignees	$164,920	$504,053

Net income (loss) allocated to general partner	$1,666	$5,091

Net income (loss) per BAC	$.04	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2014	2013

Income
Interest income	$85	$82
Other income	-	-

	85	82

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	14,325	15,552
Amortization	-	-
General and administrative expenses	4,216	5,204

	19,132	21,330

NET INCOME (LOSS)	$(19,047)	$(21,248)

Net income (loss) allocated to assignees	$(18,857)	$(21,036)

Net income (loss) allocated to general partner	$(190)	$(212)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2014	2013

Income
Interest income	$37	$57
Other income	-	-

	37	57

Share of income (loss) from Operating Partnerships (Note D)	166,896	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	(4,385)	16,995
Amortization	-	-
General and administrative expenses	4,980	7,005

	1,186	24,574

NET INCOME (LOSS)	$165,747	$(24,517)

Net income (loss) allocated to assignees	$164,090	$(24,272)

Net income (loss) allocated to general partner	$1,657	$(245)

Net income (loss) per BAC	$.06	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2014	2013

Income
Interest income	$61	$63
Other income	-	-

	61	63

Share of income (loss) from Operating Partnerships (Note D)	426,346	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	(37,779)	22,679
Amortization	-	-
General and administrative expenses	5,881	8,628

	(31,307)	31,881

NET INCOME (LOSS)	$457,714	$(31,818)

Net income (loss) allocated to assignees	$453,137	$(31,500)

Net income (loss) allocated to general partner	$4,577	$(318)

Net income (loss) per BAC	$.14	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2014	2013

Income
Interest income	$624	$218
Other income	-	-

	624	218

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	15,849	19,092
Amortization	-	-
General and administrative expenses	4,974	6,594

	21,414	26,260

NET INCOME (LOSS)	$(20,790)	$(26,042)

Net income (loss) allocated to assignees	$(20,582)	$(25,782)

Net income (loss) allocated to general partner	$(208)	$(260)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2014	2013

Income
Interest income	$2,882	$1,288
Other income	-	16

	2,882	1,304

Share of income (loss) from Operating Partnerships (Note D)	73,529	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	5,384	11,127
Amortization	-	-
General and administrative expenses	5,327	8,012

	11,302	19,713

NET INCOME (LOSS)	$65,109	$(18,409)

Net income (loss) allocated to assignees	$64,458	$(18,225)

Net income (loss) allocated to general partner	$651	$(184)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2014	2013

Income
Interest income	$1,408	$642
Other income	841	-

	2,249	642

Share of income (loss) from Operating Partnerships (Note D)	61,014	471,941

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	7,579	46,723
Amortization	-	-
General and administrative expenses	7,371	11,177

	15,541	58,474

NET INCOME (LOSS)	$47,722	$414,109

Net income (loss) allocated to assignees	$47,245	$409,968

Net income (loss) allocated to general partner	$477	$4,141

Net income (loss) per BAC	$.01	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2014	2013

Income
Interest income	$904	$512
Other income	-	-

	904	512

Share of income (loss) from Operating Partnerships (Note D)	4,376	2,199,875

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	34,397	38,319
Amortization	-	-
General and administrative expenses	5,149	7,063

	40,137	45,956

NET INCOME (LOSS)	$(34,857)	$2,154,431

Net income (loss) allocated to assignees	$(34,508)	$2,132,887

Net income (loss) allocated to general partner	$(349)	$21,544

Net income (loss) per BAC	$(.01)	$.87

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2014	2013

Income
Interest income	$4,153	$466
Other income	85	85

	4,238	551

Share of income (loss) from Operating Partnerships (Note D)	93,494	889,495

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	33,326	63,612
Amortization	-	-
General and administrative expenses	6,440	9,338

	40,357	73,524

NET INCOME (LOSS)	$57,375	$816,522

Net income (loss) allocated to assignees	$56,801	$808,357

Net income (loss) allocated to general partner	$574	$8,165

Net income (loss) per BAC	$.01	$.20

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2014	2013

Income
Interest income	$150	$70
Other income	768	-

	918	70

Share of income (loss) from Operating Partnerships (Note D)	278,493	344,556

Expenses
Professional fees	4,332	1,744
Fund management fee, net (Note C)	26,215	68,008
Amortization	-	-
General and administrative expenses	6,808	9,356

	37,355	79,108

NET INCOME (LOSS)	$242,056	$265,518

Net income (loss) allocated to assignees	$239,635	$262,863

Net income (loss) allocated to general partner	$2,421	$2,655

Net income (loss) per BAC	$.06	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2014	2013

Income
Interest income	$166	$174
Other income	-	-

	166	174

Share of income (loss) from Operating Partnerships (Note D)	21,630	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	(10,476)	38,787
Amortization	-	-
General and administrative expenses	5,590	6,899

	(4,295)	46,260

NET INCOME (LOSS)	$26,091	$(46,086)

Net income (loss) allocated to assignees	$25,830	$(45,625)

Net income (loss) allocated to general partner	$261	$(461)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2014	2013

Income
Interest income	$144	$181
Other income	-	15,000

	144	15,181

Share of income (loss) from Operating Partnerships (Note D)	187,701	15,000

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	50,518	68,868
Amortization	-	-
General and administrative expenses	7,164	9,932

	58,273	79,374

NET INCOME (LOSS)	$129,572	$(49,193)

Net income (loss) allocated to assignees	$128,276	$(48,701)

Net income (loss) allocated to general partner	$1,296	$(492)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2014	2013

Income
Interest income	$83	$26,020
Other income	6,000	3,439

	6,083	29,459

Share of income (loss) from Operating Partnerships (Note D)	27,180	3,428

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	49,136	49,722
Amortization	-	-
General and administrative expenses	6,622	9,628

	56,349	59,924

NET INCOME (LOSS)	$(23,086)	$(27,037)

Net income (loss) allocated to assignees	$(22,855)	$(26,767)

Net income (loss) allocated to general partner	$(231)	$(270)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2014	2013

Income
Interest income	$125	$147
Other income	-	-

	125	147

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	30,852	30,852
Amortization	-	-
General and administrative expenses	4,777	5,903

	36,220	37,329

NET INCOME (LOSS)	$(36,095)	$(37,182)

Net income (loss) allocated to assignees	$(35,734)	$(36,810)

Net income (loss) allocated to general partner	$(361)	$(372)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2014	2013

Income
Interest income	$90	$24
Other income	9,605	-

	9,695	24

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	876	742
Fund management fee, net (Note C)	61,887	61,649
Amortization	-	-
General and administrative expenses	5,760	7,246

	68,523	69,637

NET INCOME (LOSS)	$(58,828)	$(69,613)

Net income (loss) allocated to assignees	$(58,240)	$(68,917)

Net income (loss) allocated to general partner	$(588)	$(696)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2014	2013

Income
Interest income	$68	$71
Other income	4,019	28,229

	4,087	28,300

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	50,520	13,721
Amortization	-	-
General and administrative expenses	5,515	6,855

	56,626	21,150

NET INCOME (LOSS)	$(52,539)	$7,150

Net income (loss) allocated to assignees	$(52,014)	$7,078

Net income (loss) allocated to general partner	$(525)	$72

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2014	2013

Income
Interest income	$264	$159
Other income	3,415	-

	3,679	159

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	28,120	23,882
Amortization	-	-
General and administrative expenses	4,554	5,480

	33,265	29,936

NET INCOME (LOSS)	$(29,586)	$(29,777)

Net income (loss) allocated to assignees	$(29,290)	$(29,479)

Net income (loss) allocated to general partner	$(296)	$(298)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2014	2013

Income
Interest income	$166	$180
Other income	9,862	-

	10,028	180

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,512	574
Fund management fee, net (Note C)	43,216	51,216
Amortization	-	-
General and administrative expenses	4,565	5,512

	49,293	57,302

NET INCOME (LOSS)	$(39,265)	$(57,122)

Net income (loss) allocated to assignees	$(38,872)	$(56,551)

Net income (loss) allocated to general partner	$(393)	$(571)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2014	2013

Income
Interest income	$74	$70
Other income	23,590	8,000

	23,664	8,070

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	38,100	41,100
Amortization	-	-
General and administrative expenses	4,887	5,899

	43,578	47,573

NET INCOME (LOSS)	$(19,914)	$(39,503)

Net income (loss) allocated to assignees	$(19,715)	$(39,108)

Net income (loss) allocated to general partner	$(199)	$(395)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2014	2013

Income
Interest income	$78	$79
Other income	-	-

	78	79

Share of income (loss) from Operating Partnerships (Note D)	29,999	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	34,200	34,200
Amortization	-	-
General and administrative expenses	4,474	5,502

	39,265	40,276

NET INCOME (LOSS)	$(9,188)	$(40,197)

Net income (loss) allocated to assignees	$(9,096)	$(39,795)

Net income (loss) allocated to general partner	$(92)	$(402)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2014	2013

Income
Interest income	$19	$18
Other income	-	-

	19	18

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	50,004	46,779
Amortization	-	-
General and administrative expenses	5,350	5,972

	55,945	53,325

NET INCOME (LOSS)	$(55,926)	$(53,307)

Net income (loss) allocated to assignees	$(55,367)	$(52,774)

Net income (loss) allocated to general partner	$(559)	$(533)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2014	2013

Income
Interest income	$116	$109
Other income	-	169

	116	278

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	57,476	57,646
Amortization	-	-
General and administrative expenses	5,921	7,506

	63,988	65,726

NET INCOME (LOSS)	$(63,872)	$(65,448)

Net income (loss) allocated to assignees	$(63,233)	$(64,794)

Net income (loss) allocated to general partner	$(639)	$(654)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2014	2013

Income
Interest income	$90	$87
Other income	150	-

	240	87

Share of income (loss) from Operating Partnerships (Note D)	-	(20,631)

Expenses
Professional fees	4,119	574
Fund management fee, net (Note C)	51,644	42,271
Amortization	-	17,290
General and administrative expenses	5,927	7,226

	61,690	67,361

NET INCOME (LOSS)	$(61,450)	$(87,905)

Net income (loss) allocated to assignees	$(60,836)	$(87,026)

Net income (loss) allocated to general partner	$(614)	$(879)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2014	2013

Income
Interest income	$108	$123
Other income	-	-

	108	123

Share of income (loss) from Operating Partnerships (Note D)	(5,328)	(47,291)

Expenses
Professional fees	591	574
Fund management fee, net (Note C)	74,405	53,706
Amortization	16,698	16,698
General and administrative expenses	6,690	8,734

	98,384	79,712

NET INCOME (LOSS)	$(103,604)	$(126,880)

Net income (loss) allocated to assignees	$(102,568)	$(125,611)

Net income (loss) allocated to general partner	$(1,036)	$(1,269)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2014	2013

Income
Interest income	$3	$21
Other income	-	4,696

	3	4,717

Share of income (loss) from Operating Partnerships (Note D)	-	(41,993)

Expenses
Professional fees	674	9,200
Fund management fee, net (Note C)	63,657	71,175
Amortization	-	70,700
General and administrative expenses	4,845	5,947

	69,176	157,022

NET INCOME (LOSS)	$(69,173)	$(194,298)

Net income (loss) allocated to assignees	$(68,481)	$(192,355)

Net income (loss) allocated to general partner	$(692)	$(1,943)

Net income (loss) per BAC	$(.03)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2014	2013

Income
Interest income	$25	$45
Other income	-	-

	25	45

Share of income (loss) from Operating Partnerships (Note D)	(49,202)	(143,250)

Expenses
Professional fees	1,376	2,118
Fund management fee, net (Note C)	60,069	87,443
Amortization	-	4,454
General and administrative expenses	7,375	9,385

	68,820	103,400

NET INCOME (LOSS)	$(117,997)	$(246,605)

Net income (loss) allocated to assignees	$(116,817)	$(244,139)

Net income (loss) allocated to general partner	$(1,180)	$(2,466)

Net income (loss) per BAC	$(.03)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2014	2013

Income
Interest income	$132	$117
Other income	-	-

	132	117

Share of income (loss) from Operating Partnerships (Note D)	(123,139)	(135,203)

Expenses
Professional fees	591	576
Fund management fee, net (Note C)	54,303	62,382
Amortization	-	2,525
General and administrative expenses	5,645	7,293

	60,539	72,776

NET INCOME (LOSS)	$(183,546)	$(207,862)

Net income (loss) allocated to assignees	$(181,711)	$(205,783)

Net income (loss) allocated to general partner	$(1,835)	$(2,079)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2014	2013

Income
Interest income	$33,226	$40,846
Other income	539,031	630,736

	572,257	671,582

Share of income (loss) from Operating Partnerships (Note D)	7,987,793	7,393,379

Expenses
Professional fees	603,752	616,713
Fund management fee, net (Note C)	2,837,339	3,069,602
Amortization	50,094	335,002
General and administrative expenses	340,464	413,066

	3,831,649	4,434,383

NET INCOME (LOSS)	$4,728,401	$3,630,578

Net income (loss) allocated to assignees	$4,681,118	$3,594,274

Net income (loss) allocated to general partner	$47,283	$36,304

Net income (loss) per BAC	$.06	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2014	2013

Income
Interest income	$359	$470
Other income	64	689

	423	1,159

Share of income (loss) from Operating Partnerships (Note D)	70,580	722,000

Expenses
Professional fees	19,131	17,139
Fund management fee, net (Note C)	(64,512)	59,168
Amortization	-	-
General and administrative expenses	13,797	18,066

	(31,584)	94,373

NET INCOME (LOSS)	$102,587	$628,786

Net income (loss) allocated to assignees	$101,561	$622,498

Net income (loss) allocated to general partner	$1,026	$6,288

Net income (loss) per BAC	$.03	$.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2014	2013

Income
Interest income	$249	$256
Other income	859	7,372

	1,108	7,628

Share of income (loss) from Operating Partnerships (Note D)	-	79,000

Expenses
Professional fees	13,766	13,509
Fund management fee, net (Note C)	5,924	44,604
Amortization	-	-
General and administrative expenses	9,797	11,674

	29,487	69,787

NET INCOME (LOSS)	$(28,379)	$16,841

Net income (loss) allocated to assignees	$(28,095)	$16,673

Net income (loss) allocated to general partner	$(284)	$168

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2014	2013

Income
Interest income	$108	$262
Other income	284	5,683

	392	5,945

Share of income (loss) from Operating Partnerships (Note D)	166,896	-

Expenses
Professional fees	17,703	27,274
Fund management fee, net (Note C)	19,534	47,605
Amortization	-	-
General and administrative expenses	11,507	14,464

	48,744	89,343

NET INCOME (LOSS)	$118,544	$(83,398)

Net income (loss) allocated to assignees	$117,359	$(82,564)

Net income (loss) allocated to general partner	$1,185	$(834)

Net income (loss) per BAC	$.05	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2014	2013

Income
Interest income	$143	$213
Other income	7,590	-

	7,733	213

Share of income (loss) from Operating Partnerships (Note D)	426,346	-

Expenses
Professional fees	17,281	20,399
Fund management fee, net (Note C)	5,177	64,539
Amortization	-	-
General and administrative expenses	13,258	16,977

	35,716	101,915

NET INCOME (LOSS)	$398,363	$(101,702)

Net income (loss) allocated to assignees	$394,379	$(100,685)

Net income (loss) allocated to general partner	$3,984	$(1,017)

Net income (loss) per BAC	$.12	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2014	2013

Income
Interest income	$1,873	$1,055
Other income	1,870	972

	3,743	2,027

Share of income (loss) from Operating Partnerships (Note D)	-	1,544,276

Expenses
Professional fees	24,231	22,764
Fund management fee, net (Note C)	45,192	(33,891)
Amortization	-	-
General and administrative expenses	12,040	13,697

	81,463	2,570

NET INCOME (LOSS)	$(77,720)	$1,543,733

Net income (loss) allocated to assignees	$(76,943)	$1,528,296

Net income (loss) allocated to general partner	$(777)	$15,437

Net income (loss) per BAC	$(.04)	$.70

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2014	2013

Income
Interest income	$7,752	$3,376
Other income	10,178	11,155

	17,930	14,531

Share of income (loss) from Operating Partnerships (Note D)	1,295,124	-

Expenses
Professional fees	15,382	19,079
Fund management fee, net (Note C)	14,367	31,019
Amortization	-	-
General and administrative expenses	13,178	15,758

	42,927	65,856

NET INCOME (LOSS)	$1,270,127	$(51,325)

Net income (loss) allocated to assignees	$1,257,426	$(50,812)

Net income (loss) allocated to general partner	$12,701	$(513)

Net income (loss) per BAC	$.42	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2014	2013

Income
Interest income	$3,765	$1,235
Other income	4,023	5,834

	7,788	7,069

Share of income (loss) from Operating Partnerships (Note D)	543,180	2,601,619

Expenses
Professional fees	34,053	40,074
Fund management fee, net (Note C)	12,629	(18,744)
Amortization	-	-
General and administrative expenses	16,689	20,609

	63,371	41,939

NET INCOME (LOSS)	$487,597	$2,566,749

Net income (loss) allocated to assignees	$482,721	$2,541,082

Net income (loss) allocated to general partner	$4,876	$25,667

Net income (loss) per BAC	$.12	$.64

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2014	2013

Income
Interest income	$2,686	$884
Other income	-	34,750

	2,686	35,634

Share of income (loss) from Operating Partnerships (Note D)	237,896	2,508,394

Expenses
Professional fees	41,631	19,849
Fund management fee, net (Note C)	108,830	94,683
Amortization	-	-
General and administrative expenses	12,282	14,167

	162,743	128,699

NET INCOME (LOSS)	$77,839	$2,415,329

Net income (loss) allocated to assignees	$77,061	$2,391,176

Net income (loss) allocated to general partner	$778	$24,153

Net income (loss) per BAC	$.03	$.97

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2014	2013

Income
Interest income	$9,853	$1,086
Other income	264,302	252,850

	274,155	253,936

Share of income (loss) from Operating Partnerships (Note D)	5,376,218	939,495

Expenses
Professional fees	24,080	26,614
Fund management fee, net (Note C)	71,693	93,210
Amortization	-	-
General and administrative expenses	14,181	17,937

	109,954	137,761

NET INCOME (LOSS)	$5,540,419	$1,055,670

Net income (loss) allocated to assignees	$5,485,015	$1,045,113

Net income (loss) allocated to general partner	$55,404	$10,557

Net income (loss) per BAC	$1.37	$.26

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2014	2013

Income
Interest income	$482	$192
Other income	1,700	11,177

	2,182	11,369

Share of income (loss) from Operating Partnerships (Note D)	278,493	344,656

Expenses
Professional fees	31,123	25,426
Fund management fee, net (Note C)	159,324	196,907
Amortization	-	-
General and administrative expenses	14,932	18,222

	205,379	240,555

NET INCOME (LOSS)	$75,296	$115,470

Net income (loss) allocated to assignees	$74,543	$114,315

Net income (loss) allocated to general partner	$753	$1,155

Net income (loss) per BAC	$.02	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2014	2013

Income
Interest income	$496	$529
Other income	1,522	1,522

	2,018	2,051

Share of income (loss) from Operating Partnerships (Note D)	21,630	-

Expenses
Professional fees	19,809	20,755
Fund management fee, net (Note C)	62,448	107,473
Amortization	-	-
General and administrative expenses	12,068	13,952

	94,325	142,180

NET INCOME (LOSS)	$(70,677)	$(140,129)

Net income (loss) allocated to assignees	$(69,970)	$(138,728)

Net income (loss) allocated to general partner	$(707)	$(1,401)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2014	2013

Income
Interest income	$979	$536
Other income	926	16,232

	1,905	16,768

Share of income (loss) from Operating Partnerships (Note D)	187,701	15,000

Expenses
Professional fees	27,513	26,614
Fund management fee, net (Note C)	171,699	205,690
Amortization	-	-
General and administrative expenses	15,213	18,223

	214,425	250,527

NET INCOME (LOSS)	$(24,819)	$(218,759)

Net income (loss) allocated to assignees	$(24,571)	$(216,571)

Net income (loss) allocated to general partner	$(248)	$(2,188)

Net income (loss) per BAC	$(.01)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2014	2013

Income
Interest income	$318	$26,457
Other income	8,278	13,439

	8,596	39,896

Share of income (loss) from Operating Partnerships (Note D)	39,180	3,428

Expenses
Professional fees	20,392	18,749
Fund management fee, net (Note C)	175,092	167,000
Amortization	-	-
General and administrative expenses	14,744	17,841

	210,228	203,590

NET INCOME (LOSS)	$(162,452)	$(160,266)

Net income (loss) allocated to assignees	$(160,827)	$(158,663)

Net income (loss) allocated to general partner	$(1,625)	$(1,603)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2014	2013

Income
Interest income	$386	$445
Other income	2,777	6,686

	3,163	7,131

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,856	14,364
Fund management fee, net (Note C)	79,886	79,417
Amortization	-	-
General and administrative expenses	10,819	12,321

	105,561	106,102

NET INCOME (LOSS)	$(102,398)	$(98,971)

Net income (loss) allocated to assignees	$(101,374)	$(97,981)

Net income (loss) allocated to general partner	$(1,024)	$(990)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2014	2013

Income
Interest income	$272	$57
Other income	15,875	50,668

	16,147	50,725

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	18,448	20,759
Fund management fee, net (Note C)	181,961	184,308
Amortization	-	-
General and administrative expenses	12,745	14,561

	213,154	219,628

NET INCOME (LOSS)	$(197,007)	$(168,903)

Net income (loss) allocated to assignees	$(195,037)	$(167,214)

Net income (loss) allocated to general partner	$(1,970)	$(1,689)

Net income (loss) per BAC	$(.06)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2014	2013

Income
Interest income	$271	$223
Other income	10,324	33,179

	10,595	33,402

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,373	16,329
Fund management fee, net (Note C)	147,560	109,843
Amortization	-	-
General and administrative expenses	12,376	13,998

	176,309	140,170

NET INCOME (LOSS)	$(165,714)	$(106,768)

Net income (loss) allocated to assignees	$(164,057)	$(105,700)

Net income (loss) allocated to general partner	$(1,657)	$(1,068)

Net income (loss) per BAC	$(.05)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2014	2013

Income
Interest income	$857	$663
Other income	8,169	13,182

	9,026	13,845

Share of income (loss) from Operating Partnerships (Note D)	25,054	-

Expenses
Professional fees	15,532	16,967
Fund management fee, net (Note C)	89,950	84,837
Amortization	-	-
General and administrative expenses	10,281	11,686

	115,763	113,490

NET INCOME (LOSS)	$(81,683)	$(99,645)

Net income (loss) allocated to assignees	$(80,866)	$(98,649)

Net income (loss) allocated to general partner	$(817)	$(996)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2014	2013

Income
Interest income	$490	$540
Other income	24,632	24,920

	25,122	25,460

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,094	13,359
Fund management fee, net (Note C)	135,130	133,259
Amortization	-	-
General and administrative expenses	10,393	11,747

	160,617	158,365

NET INCOME (LOSS)	$(135,495)	$(132,905)

Net income (loss) allocated to assignees	$(134,140)	$(131,576)

Net income (loss) allocated to general partner	$(1,355)	$(1,329)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2014	2013

Income
Interest income	$215	$217
Other income	50,984	51,871

	51,199	52,088

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,035	15,174
Fund management fee, net (Note C)	111,985	111,401
Amortization	-	-
General and administrative expenses	10,901	12,343

	138,921	138,918

NET INCOME (LOSS)	$(87,722)	$(86,830)

Net income (loss) allocated to assignees	$(86,845)	$(85,962)

Net income (loss) allocated to general partner	$(877)	$(868)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2014	2013

Income
Interest income	$233	$233
Other income	3,500	5,246

	3,733	5,479

Share of income (loss) from Operating Partnerships (Note D)	29,999	-

Expenses
Professional fees	15,300	14,819
Fund management fee, net (Note C)	98,400	93,900
Amortization	-	-
General and administrative expenses	10,166	11,617

	123,866	120,336

NET INCOME (LOSS)	$(90,134)	$(114,857)

Net income (loss) allocated to assignees	$(89,233)	$(113,708)

Net income (loss) allocated to general partner	$(901)	$(1,149)

Net income (loss) per BAC	$(.04)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2014	2013

Income
Interest income	$57	$60
Other income	2,252	225

	2,309	285

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,645	21,404
Fund management fee, net (Note C)	146,437	141,573
Amortization	-	-
General and administrative expenses	11,446	12,893

	177,528	175,870

NET INCOME (LOSS)	$(175,219)	$(175,585)

Net income (loss) allocated to assignees	$(173,467)	$(173,829)

Net income (loss) allocated to general partner	$(1,752)	$(1,756)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2014	2013

Income
Interest income	$345	$343
Other income	10,795	4,812

	11,140	5,155

Share of income (loss) from Operating Partnerships (Note D)	-	52,000

Expenses
Professional fees	24,293	29,190
Fund management fee, net (Note C)	166,542	160,281
Amortization	-	-
General and administrative expenses	12,612	15,866

	203,447	205,337

NET INCOME (LOSS)	$(192,307)	$(148,182)

Net income (loss) allocated to assignees	$(190,384)	$(146,700)

Net income (loss) allocated to general partner	$(1,923)	$(1,482)

Net income (loss) per BAC	$(.07)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2014	2013

Income
Interest income	$265	$324
Other income	50,424	38,021

	50,689	38,345

Share of income (loss) from Operating Partnerships (Note D)	-	(107,413)

Expenses
Professional fees	30,539	28,256
Fund management fee, net (Note C)	146,031	132,843
Amortization	-	51,870
General and administrative expenses	12,379	17,551

	188,949	230,520

NET INCOME (LOSS)	$(138,260)	$(299,588)

Net income (loss) allocated to assignees	$(136,877)	$(296,592)

Net income (loss) allocated to general partner	$(1,383)	$(2,996)

Net income (loss) per BAC	$(.05)	$(.11)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2014	2013

Income
Interest income	$321	$367
Other income	49,645	35,555

	49,966	35,922

Share of income (loss) from Operating Partnerships (Note D)	(13,691)	(246,350)

Expenses
Professional fees	27,784	29,987
Fund management fee, net (Note C)	200,509	180,747
Amortization	50,094	50,094
General and administrative expenses	13,964	17,829

	292,351	278,657

NET INCOME (LOSS)	$(256,076)	$(489,085)

Net income (loss) allocated to assignees	$(253,515)	$(484,194)

Net income (loss) allocated to general partner	$(2,561)	$(4,891)

Net income (loss) per BAC	$(.07)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2014	2013

Income
Interest income	$12	$219
Other income	584	4,696

	596	4,915

Share of income (loss) from Operating Partnerships (Note D)	-	(102,513)

Expenses
Professional fees	19,163	36,453
Fund management fee, net (Note C)	176,715	167,408
Amortization	-	212,100
General and administrative expenses	11,025	13,546

	206,903	429,507

NET INCOME (LOSS)	$(206,307)	$(527,105)

Net income (loss) allocated to assignees	$(204,244)	$(521,834)

Net income (loss) allocated to general partner	$(2,063)	$(5,271)

Net income (loss) per BAC	$(.08)	$(.19)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2014	2013

Income
Interest income	$75	$257
Other income	7,474	-

	7,549	257

Share of income (loss) from Operating Partnerships (Note D)	(265,124)	(533,952)

Expenses
Professional fees	39,709	38,144
Fund management fee, net (Note C)	195,809	257,770
Amortization	-	13,362
General and administrative expenses	15,283	19,843

	250,801	329,119

NET INCOME (LOSS)	$(508,376)	$(862,814)

Net income (loss) allocated to assignees	$(503,292)	$(854,186)

Net income (loss) allocated to general partner	$(5,084)	$(8,628)

Net income (loss) per BAC	$(.13)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2014	2013

Income
Interest income	$364	$347
Other income	-	-

	364	347

Share of income (loss) from Operating Partnerships (Note D)	(431,689)	(426,261)

Expenses
Professional fees	24,886	23,263
Fund management fee, net (Note C)	173,027	172,752
Amortization	-	7,576
General and administrative expenses	12,388	15,678

	210,301	219,269

NET INCOME (LOSS)	$(641,626)	$(645,183)

Net income (loss) allocated to assignees	$(635,210)	$(638,731)

Net income (loss) allocated to general partner	$(6,416)	$(6,452)

Net income (loss) per BAC	$(.21)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2014	$(24,847,683)	$(7,489,594)	$(32,337,277)

Net income (loss)	4,681,118	47,283	4,728,401

Partners' capital (deficit), December 31, 2014	$(20,166,565)	$(7,442,311)	$(27,608,876)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2014	$(962,241)	$(321,085)	$(1,283,326)

Net income (loss)	101,561	1,026	102,587

Partners' capital (deficit), December 31, 2014	$(860,680)	$(320,059)	$(1,180,739)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2014	$(1,093,706)	$(174,634)	$(1,268,340)

Net income (loss)	(28,095)	(284)	(28,379)

Partners' capital (deficit), December 31, 2014	$(1,121,801)	$(174,918)	$(1,296,719)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2014	$(2,555,709)	$(247,112)	$(2,802,821)

Net income (loss)	117,359	1,185	118,544

Partners' capital (deficit), December 31, 2014	$(2,438,350)	$(245,927)	$(2,684,277)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2014	$(2,122,247)	$(309,161)	$(2,431,408)

Net income (loss)	394,379	3,984	398,363

Partners' capital (deficit), December 31, 2014	$(1,727,868)	$(305,177)	$(2,033,045)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2014	$1,064,135	$(176,420)	$887,715

Net income (loss)	(76,943)	(777)	(77,720)

Partners' capital (deficit), December 31, 2014	$987,192	$(177,197)	$809,995

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2014	$2,783,242	$(231,931)	$2,551,311

Net income (loss)	1,257,426	12,701	1,270,127

Partners' capital (deficit), December 31, 2014	$4,040,668	$(219,230)	$3,821,438

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2014	$2,819,289	$(315,212)	$2,504,077

Net income (loss)	482,721	4,876	487,597

Partners' capital (deficit), December 31, 2014	$3,302,010	$(310,336)	$2,991,674

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2014	$1,198,357	$(196,428)	$1,001,929

Net income (loss)	77,061	778	77,839

Partners' capital (deficit), December 31, 2014	$1,275,418	$(195,650)	$1,079,768

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2014	$110,137	$(346,108)	$(235,971)

Net income (loss)	5,485,015	55,404	5,540,419

Partners' capital (deficit), December 31, 2014	$5,595,152	$(290,704)	$5,304,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2014	$(2,995,613)	$(372,326)	$(3,367,939)

Net income (loss)	74,543	753	75,296

Partners' capital (deficit), December 31, 2014	$(2,921,070)	$(371,573)	$(3,292,643)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2014	$(1,321,067)	$(242,694)	$(1,563,761)

Net income (loss)	(69,970)	(707)	(70,677)

Partners' capital (deficit), December 31, 2014	$(1,391,037)	$(243,401)	$(1,634,438)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2014	$(2,000,456)	$(403,296)	$(2,403,752)

Net income (loss)	(24,571)	(248)	(24,819)

Partners' capital (deficit), December 31, 2014	$(2,025,027)	$(403,544)	$(2,428,571)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2014	$(2,344,354)	$(434,148)	$(2,778,502)

Net income (loss)	(160,827)	(1,625)	(162,452)

Partners' capital (deficit), December 31, 2014	$(2,505,181)	$(435,773)	$(2,940,954)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2014	$(1,575,053)	$(243,970)	$(1,819,023)

Net income (loss)	(101,374)	(1,024)	(102,398)

Partners' capital (deficit), December 31, 2014	$(1,676,427)	$(244,994)	$(1,921,421)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2014	$(3,268,355)	$(336,438)	$(3,604,793)

Net income (loss)	(195,037)	(1,970)	(197,007)

Partners' capital (deficit), December 31, 2014	$(3,463,392)	$(338,408)	$(3,801,800)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2014	$(1,677,169)	$(301,815)	$(1,978,984)

Net income (loss)	(164,057)	(1,657)	(165,714)

Partners' capital (deficit), December 31, 2014	$(1,841,226)	$(303,472)	$(2,144,698)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2014	$(604,597)	$(186,575)	$(791,172)

Net income (loss)	(80,866)	(817)	(81,683)

Partners' capital (deficit), December 31, 2014	$(685,463)	$(187,392)	$(872,855)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2014	$(1,745,050)	$(235,368)	$(1,980,418)

Net income (loss)	(134,140)	(1,355)	(135,495)

Partners' capital (deficit), December 31, 2014	$(1,879,190)	$(236,723)	$(2,115,913)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2014	$(1,246,861)	$(233,084)	$(1,479,945)

Net income (loss)	(86,845)	(877)	(87,722)

Partners' capital (deficit), December 31, 2014	$(1,333,706)	$(233,961)	$(1,567,667)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2014	$(1,193,325)	$(210,480)	$(1,403,805)

Net income (loss)	(89,233)	(901)	(90,134)

Partners' capital (deficit), December 31, 2014	$(1,282,558)	$(211,381)	$(1,493,939)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2014	$(2,479,478)	$(252,261)	$(2,731,739)

Net income (loss)	(173,467)	(1,752)	(175,219)

Partners' capital (deficit), December 31, 2014	$(2,652,945)	$(254,013)	$(2,906,958)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2014	$(2,608,361)	$(278,033)	$(2,886,394)

Net income (loss)	(190,384)	(1,923)	(192,307)

Partners' capital (deficit), December 31, 2014	$(2,798,745)	$(279,956)	$(3,078,701)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2014	$(1,545,369)	$(258,982)	$(1,804,351)

Net income (loss)	(136,877)	(1,383)	(138,260)

Partners' capital (deficit), December 31, 2014	$(1,682,246)	$(260,365)	$(1,942,611)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2014	$(1,539,740)	$(340,322)	$(1,880,062)

Net income (loss)	(253,515)	(2,561)	(256,076)

Partners' capital (deficit), December 31, 2014	$(1,793,255)	$(342,883)	$(2,136,138)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2014
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2014	$(1,350,897)	$(253,492)	$(1,604,389)

Net income (loss)	(204,244)	(2,063)	(206,307)

Partners' capital (deficit), December 31, 2014	$(1,555,141)	$(255,555)	$(1,810,696)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2014	$998,049	$(347,153)	$650,896

Net income (loss)	(503,292)	(5,084)	(508,376)

Partners' capital (deficit), December 31, 2014	$494,757	$(352,237)	$142,520

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2014	$2,408,756	$(241,066)	$2,167,690

Net income (loss)	(635,210)	(6,416)	(641,626)

Partners' capital (deficit), December 31, 2014	$1,773,546	$(247,482)	$1,526,064

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2014	2013

Cash flows from operating activities:

Net income (loss)	$4,728,401	$3,630,578
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	50,094	335,002
Distributions from Operating Partnerships	70,419	55,034
Share of (income) loss from Operating Partnerships	(7,987,793)	(7,393,379)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	62,743	53,383
Decrease (Increase) in other assets	(107,764)	(184,807)
(Decrease) Increase in accounts payable affiliates	1,110,814	(1,450,103)

Net cash (used in) provided by operating activities	(2,073,086)	(4,954,292)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(374,399)
Proceeds from the disposition of Operating Partnerships	8,659,643	9,427,839

Net cash (used in) provided by investing activities	8,659,643	9,053,440

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,586,557	4,099,148

Cash and cash equivalents, beginning	12,797,054	10,156,227

Cash and cash equivalents, ending	$19,383,611	$14,255,375

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$69,485

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$6,500	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2014	2013

Cash flows from operating activities:

Net income (loss)	$102,587	$628,786
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(70,580)	(722,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,000	(11,667)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	8,338	(120,195)

Net cash (used in) provided by operating activities	49,345	(225,076)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	70,580	722,000

Net cash (used in) provided by investing activities	70,580	722,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	119,925	496,924

Cash and cash equivalents, beginning	204,785	158,143

Cash and cash equivalents, ending	$324,710	$655,067

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2014	2013

Cash flows from operating activities:
Net income (loss)	$(28,379)	$16,841
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(79,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	42,975	(30,720)

Net cash (used in) provided by operating activities	14,596	(87,879)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	79,000

Net cash (used in) provided by investing activities	-	79,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,596	(8,879)

Cash and cash equivalents, beginning	116,749	128,750

Cash and cash equivalents, ending	$131,345	$119,871

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2014	2013

Cash flows from operating activities:

Net income (loss)	$118,544	$(83,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(166,896)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,750	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(95,271)	(37,770)

Net cash (used in) provided by operating activities	(139,873)	(121,168)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	166,896	-

Net cash (used in) provided by investing activities	166,896	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,023	(121,168)

Cash and cash equivalents, beginning	98,564	223,347

Cash and cash equivalents, ending	$125,587	$102,179

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2014	2013

Cash flows from operating activities:

Net income (loss)	$398,363	$(101,702)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(426,346)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,750	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(360,919)	49,139

Net cash (used in) provided by operating activities	(385,152)	(52,563)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	426,346	-

Net cash (used in) provided by investing activities	426,346	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	41,194	(52,563)

Cash and cash equivalents, beginning	118,542	172,186

Cash and cash equivalents, ending	$159,736	$119,623

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(77,720)	$1,543,733
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,544,276)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,000
Decrease (Increase) in other assets	-	3,422
(Decrease) Increase in accounts payable affiliates	-	(2,468,363)

Net cash (used in) provided by operating activities	(77,720)	(2,445,484)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,544,276

Net cash (used in) provided by investing activities	-	1,544,276

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(77,720)	(901,208)

Cash and cash equivalents, beginning	890,715	1,726,961

Cash and cash equivalents, ending	$812,995	$825,753

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2014	2013

Cash flows from operating activities:

Net income (loss)	$1,270,127	$(51,325)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,295,124)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	4,022
Decrease (Increase) in other assets	-	7,726
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(24,997)	(39,577)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,295,124	618,889

Net cash (used in) provided by investing activities	1,295,124	618,889

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,270,127	579,312

Cash and cash equivalents, beginning	2,550,061	1,984,103

Cash and cash equivalents, ending	$3,820,188	$2,563,415

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2014	2013

Cash flows from operating activities:

Net income (loss)	$487,597	$2,566,749
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(543,180)	(2,601,619)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	15,000	27,500
Decrease (Increase) in other assets	-	4,363
(Decrease) Increase in accounts payable affiliates	-	(499,347)

Net cash (used in) provided by operating activities	(40,583)	(502,354)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	543,014	2,601,619

Net cash (used in) provided by investing activities	543,014	2,601,619

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	502,431	2,099,265

Cash and cash equivalents, beginning	2,510,330	271,051

Cash and cash equivalents, ending	$3,012,761	$2,370,316

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2014	2013

Cash flows from operating activities:

Net income (loss)	$77,839	$2,415,329
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(237,896)	(2,508,394)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	52	2,500
Decrease (Increase) in other assets	-	733
(Decrease) Increase in accounts payable affiliates	(44,238)	(204,260)

Net cash (used in) provided by operating activities	(204,243)	(294,092)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	234,376	2,508,394

Net cash (used in) provided by investing activities	234,376	2,508,394

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	30,133	2,214,302

Cash and cash equivalents, beginning	1,049,687	230,059

Cash and cash equivalents, ending	$1,079,820	$2,444,361

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$6,500	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2014	2013

Cash flows from operating activities:

Net income (loss)	$5,540,419	$1,055,670
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(5,376,218)	(939,495)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,355	7,500
Decrease (Increase) in other assets	1,567	733
(Decrease) Increase in accounts payable affiliates	(706,182)	(49,091)

Net cash (used in) provided by operating activities	(539,059)	75,317

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	5,341,250	939,495

Net cash (used in) provided by investing activities	5,341,250	939,495

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,802,191	1,014,812

Cash and cash equivalents, beginning	515,862	386,279

Cash and cash equivalents, ending	$5,318,053	$1,401,091

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2014	2013

Cash flows from operating activities:

Net income (loss)	$75,296	$115,470
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(278,493)	(344,656)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,448	17,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	200,719	115,311

Net cash (used in) provided by operating activities	11,970	(96,375)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	278,493	342,694

Net cash (used in) provided by investing activities	278,493	342,694

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	290,463	246,319

Cash and cash equivalents, beginning	224,155	82,084

Cash and cash equivalents, ending	$514,618	$328,403

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(70,677)	$(140,129)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(21,630)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	116,361	116,361

Net cash (used in) provided by operating activities	33,054	(23,768)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	21,630	-

Net cash (used in) provided by investing activities	21,630	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,684	(23,768)

Cash and cash equivalents, beginning	253,948	269,758

Cash and cash equivalents, ending	$308,632	$245,990

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(24,819)	$(218,759)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(187,701)	(15,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	743	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(375,794)	248,846

Net cash (used in) provided by operating activities	(587,571)	20,087

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	187,701	15,000

Net cash (used in) provided by investing activities	187,701	15,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(399,870)	35,087

Cash and cash equivalents, beginning	852,580	233,992

Cash and cash equivalents, ending	$452,710	$269,079

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(162,452)	$(160,266)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(39,180)	(3,428)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	645	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	135,892	204,183

Net cash (used in) provided by operating activities	(65,095)	40,489

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(100,590)
Proceeds from the disposition of Operating Partnerships	39,180	3,428

Net cash (used in) provided by investing activities	39,180	(97,162)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(25,915)	(56,673)

Cash and cash equivalents, beginning	310,949	337,905

Cash and cash equivalents, ending	$285,034	$281,232

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$69,485

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(102,398)	$(98,971)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	92,556	92,556

Net cash (used in) provided by operating activities	(9,842)	(6,415)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,842)	(6,415)

Cash and cash equivalents, beginning	194,920	201,600

Cash and cash equivalents, ending	$185,078	$195,185

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(197,007)	$(168,903)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	135,661	203,403

Net cash (used in) provided by operating activities	(61,346)	34,500

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,346)	34,500

Cash and cash equivalents, beginning	299,036	63,811

Cash and cash equivalents, ending	$237,690	$98,311

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(165,714)	$(106,768)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	101,560	156,309

Net cash (used in) provided by operating activities	(64,154)	49,541

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(64,154)	49,541

Cash and cash equivalents, beginning	278,190	101,782

Cash and cash equivalents, ending	$214,036	$151,323

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(81,683)	$(99,645)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(25,054)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	912
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	49,306	(900,640)

Net cash (used in) provided by operating activities	(57,431)	(999,373)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	25,054	-

Net cash (used in) provided by investing activities	25,054	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,377)	(999,373)

Cash and cash equivalents, beginning	448,179	1,437,216

Cash and cash equivalents, ending	$415,802	$437,843

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(135,495)	$(132,905)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,648	153,648

Net cash (used in) provided by operating activities	18,153	20,743

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,153	20,743

Cash and cash equivalents, beginning	305,167	287,786

Cash and cash equivalents, ending	$323,320	$308,529

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(87,722)	$(86,830)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	123,300	123,300

Net cash (used in) provided by operating activities	35,578	36,470

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	35,578	36,470

Cash and cash equivalents, beginning	236,887	175,521

Cash and cash equivalents, ending	$272,465	$211,991

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(90,134)	$(114,857)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(29,999)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,600	102,600

Net cash (used in) provided by operating activities	(12,533)	(12,257)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	29,999	-

Net cash (used in) provided by investing activities	29,999	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	17,466	(12,257)

Cash and cash equivalents, beginning	144,094	142,890

Cash and cash equivalents, ending	$161,560	$130,633

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(175,219)	$(175,585)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	158,953	160,774

Net cash (used in) provided by operating activities	(16,266)	(14,811)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,266)	(14,811)

Cash and cash equivalents, beginning	96,711	92,145

Cash and cash equivalents, ending	$80,445	$77,334

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(192,307)	$(148,182)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(52,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,667
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	178,173	126,341

Net cash (used in) provided by operating activities	(14,134)	(72,174)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	52,000

Net cash (used in) provided by investing activities	-	52,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,134)	(20,174)

Cash and cash equivalents, beginning	167,428	147,099

Cash and cash equivalents, ending	$153,294	$126,925

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(138,260)	$(299,588)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	51,870
Distributions from Operating Partnerships	-	2,505
Share of (income) loss from Operating Partnerships	-	107,413
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	186,525	136,525

Net cash (used in) provided by operating activities	48,265	(1,275)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,265	(1,275)

Cash and cash equivalents, beginning	266,762	259,722

Cash and cash equivalents, ending	$315,027	$258,447

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(256,076)	$(489,085)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	50,094	50,094
Distributions from Operating Partnerships	-	19,470
Share of (income) loss from Operating Partnerships	13,691	246,350
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(19,648)	(12,240)
(Decrease) Increase in accounts payable affiliates	230,085	230,085

Net cash (used in) provided by operating activities	18,146	44,674

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(21,847)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(21,847)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,146	22,827

Cash and cash equivalents, beginning	303,384	244,501

Cash and cash equivalents, ending	$321,530	$267,328

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(206,307)	$(527,105)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	212,100
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	102,513
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(21,551)
Decrease (Increase) in other assets	(89,683)	(45,764)
(Decrease) Increase in accounts payable affiliates	265,210	224,343

Net cash (used in) provided by operating activities	(30,780)	(55,464)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	(251,962)
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	(251,962)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,780)	(307,426)

Cash and cash equivalents, beginning	38,362	342,053

Cash and cash equivalents, ending	$7,582	$34,627

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$902

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(508,376)	$(862,814)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	13,362
Distributions from Operating Partnerships	387	20,578
Share of (income) loss from Operating Partnerships	265,124	533,952
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	(143,780)
(Decrease) Increase in accounts payable affiliates	224,210	229,413

Net cash (used in) provided by operating activities	(18,655)	(214,289)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,044

Net cash (used in) provided by investing activities	-	1,044

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,655)	(213,245)

Cash and cash equivalents, beginning	126,153	274,823

Cash and cash equivalents, ending	$107,498	$61,578

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2014	2013

Cash flows from operating activities:

Net income (loss)	$(641,626)	$(645,183)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	7,576
Distributions from Operating Partnerships	70,032	12,481
Share of (income) loss from Operating Partnerships	431,689	426,261
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	187,146	187,146

Net cash (used in) provided by operating activities	47,241	(11,719)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,241	(11,719)

Cash and cash equivalents, beginning	194,854	180,660

Cash and cash equivalents, ending	$242,095	$168,941

Supplemental schedule of noncash investing and financing activities:

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2014
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
December 31, 2014
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2014 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2014
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2014 and 2013, an impairment loss of $1,139,623 and $147,078, respectively, was recorded and the lives of the remaining acquisition costs were reassessed to be 3 years.

Accumulated amortization of acquisition costs by Series as of December 31, 2014 and 2013, are as follows:

	2014	2013
Series 42	$ -	$ 121,030
Series 43	183,678	116,886
Series 44	-	1,343,299
Series 45	-	31,178
Series 46	-	7,576
	$ 183,678	$1,619,969

The annual amortization for deferred acquisition costs for the years ending December 31, 2015, 2016 and 2017 is estimated to be $66,792, $66,792, and $16,698, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2014 and 2013, are as follows:

	2014	2013
Series 20	$ 19,446	$ 20,361
Series 21	14,325	15,552
Series 22	15,615	16,995
Series 23	20,721	22,679
Series 24	16,683	19,926
Series 25	6,284	11,877
Series 26	35,712	49,191
Series 27	37,593	48,694
Series 28	40,026	68,418
Series 29	66,906	74,877
Series 30	38,787	38,787
Series 31	76,254	82,592
Series 32	65,436	68,544
Series 33	30,852	30,852
Series 34	61,887	64,149
Series 35	50,520	50,520
Series 36	33,120	33,120
Series 37	51,216	51,216
Series 38	41,100	41,100
Series 39	34,200	34,200
Series 40	50,004	50,004
Series 41	59,391	59,391
Series 42	62,175	62,175
Series 43	76,695	76,695
Series 44	63,657	71,175
Series 45	70,800	90,939
Series 46	62,382	62,382
	$1,201,787	$1,316,411

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2014 and 2013 are as follows:
	2014	2013
Series 20	$ 50,000	$ 189,402
Series 21	-	79,000
Series 22	142,116	90,375
Series 23	426,346	18,900
Series 24	50,049	2,540,169
Series 25	21,727	35,631
Series 26	120,863	661,918
Series 27	168,894	364,802
Series 28	847,453	258,775
Series 29	-	131,631
Series 31	604,556	-
Series 32	62,000	1,449
Series 34	50,000	-
Series 35	50,000	-
Series 36	50,054	1,000,000
Series 41	-	52,000
Series 42	-	50,000
Series 45	-	50,442
	$2,644,058	$5,524,494

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2014 and 2013, the Fund has limited partnership interests in 321 and 369 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2014 and 2013 are as follows:

	2014	2013
Series 20	4	8
Series 21	4	4
Series 22	6	9
Series 23	9	11
Series 24	7	8
Series 25	4	7
Series 26	19	24
Series 27	7	10
Series 28	12	19
Series 29	10	17
Series 30	12	16
Series 31	20	24
Series 32	12	14
Series 33	8	8
Series 34	12	13
Series 35	10	10
Series 36	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	7	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	19
Series 42	21	21
Series 43	23	23
Series 44	8	9
Series 45	28	29
Series 46	15	15
	321	369

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2014 and 2013, are as follows:
	2014	2013
Series 22	$ 9,352	$ 9,352
Series 26	1,127	1,293
Series 27	-	10,020
Series 28	6,000	40,968
Series 29	8,235	8,235
Series 30	127,396	127,396
Series 31	66,294	66,294
Series 32	3,486	3,486
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$619,106	$664,260

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2014 the Fund disposed of fourty Operating Partnerships. The Fund also received additional proceeds from one operating limited partnership that was disposed of in the prior year in the amount of $25,054. A summary of the dispositions by Series for December 31, 2014 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	4	-	$70,580	$70,580
Series 22	1	1	166,896	166,896
Series 23	-	2	426,346	426,346
Series 25	2	-	1,295,124	1,295,124
Series 26	3	2	543,014	543,180
Series 27	3	-	234,376	237,896
Series 28	7	-	5,341,250	5,376,218
Series 29	7	-	278,493	278,493
Series 30	4	-	21,630	21,630
Series 31	2	-	187,701	187,701
Series 32	2	-	39,180	39,180
Series 36	-	-	25,054	25,054
Series 39	-	-	29,999	29,999
Total	35	5	$8,659,643	$8,698,297

* Fund proceeds from disposition does not include the following amounts which were due to writeoffs of capital contribution payables of $166, $3,520 and $34,968, for Series 26, Series 27, and Series 28, respectively.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2014
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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2014.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2014	2013

Revenues
Rental	$ 84,528,316	$ 96,775,255
Interest and other	2,606,962	2,880,833
	87,135,278	99,656,088

Expenses
Interest	15,228,667	18,485,614
Depreciation and amortization	24,157,120	28,740,657
Operating expenses	57,109,285	63,677,809
	96,495,072	110,904,080

NET LOSS	$ (9,359,794)	$(11,247,992)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (9,266,195)	$(11,135,514)

Net loss allocated to other Partners	$ (93,599)	$ (112,478)

* Amounts include $(8,555,691) and $(9,717,981) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2014	2013
Revenues
Rental	$ 1,126,789	$ 1,613,365
Interest and other	39,437	47,810
	1,166,226	1,661,175

Expenses
Interest	206,097	304,573
Depreciation and amortization	314,858	410,115
Operating expenses	893,788	1,237,697
	1,414,743	1,952,385

NET LOSS	$ (248,517)	$ (291,210)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (246,032)	$ (288,298)

Net loss allocated to other Partners	$ (2,485)	$ (2,912)

* Amounts include $(246,032) and $(288,298) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2014	2013
Revenues
Rental	$1,383,390	$ 1,420,425
Interest and other	17,805	17,811
	1,401,195	1,438,236

Expenses
Interest	379,112	391,381
Depreciation and amortization	245,466	255,973
Operating expenses	825,426	793,317
	1,450,004	1,440,671

NET LOSS	$ (48,809)	$ (2,435)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (48,321)	$ (2,411)

Net loss allocated to other Partners	$ (488)	$ (24)

* Amounts include $(48,321) and $(2,411) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2014	2013
Revenues
Rental	$ 1,092,137	$ 1,317,171
Interest and other	25,007	29,434
	1,117,144	1,346,605

Expenses
Interest	178,309	221,714
Depreciation and amortization	247,965	307,676
Operating expenses	766,413	1,005,560
	1,192,687	1,534,950

NET LOSS	$ (75,543)	$ (188,345)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (74,788)	$ (186,462)

Net loss allocated to other Partners	$ (755)	$ (1,883)

* Amounts include $(74,788) and $(186,462) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2014	2013
Revenues
Rental	$ 2,258,175	$ 2,304,215
Interest and other	86,400	87,030
	2,344,575	2,391,245

Expenses
Interest	324,093	378,293
Depreciation and amortization	481,712	516,305
Operating expenses	1,667,454	1,807,637
	2,473,259	2,702,235

NET LOSS	$ (128,684)	$ (310,990)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (127,396)	$ (307,879)

Net loss allocated to other Partners	$ (1,288)	$ (3,111)

* Amounts include $(127,396) and $(307,879) for 2014 and 2013, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2014	2013
Revenues
Rental	$ 866,217	$ 1,240,112
Interest and other	15,078	26,262
	881,295	1,266,374

Expenses
Interest	103,898	164,731
Depreciation and amortization	247,426	367,577
Operating expenses	661,395	891,845
	1,012,719	1,424,153

NET LOSS	$ (131,424)	$ (157,779)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (130,110)	$ (156,201)

Net loss allocated to other Partners	$ (1,314)	$ (1,578)

* Amounts include $(130,110) and $(156,201) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2014	2013
Revenues
Rental	$ 705,170	$ 990,490
Interest and other	17,671	19,601
	722,841	1,010,091

Expenses
Interest	114,272	161,238
Depreciation and amortization	154,334	231,048
Operating expenses	510,224	700,334
	778,830	1,092,620

NET LOSS	$ (55,989)	$ (82,529)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (55,429)	$ (81,704)

Net loss allocated to other Partners	$ (560)	$ (825)

* Amounts include $(55,429) and $(81,704) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2014	2013
Revenues
Rental	$ 2,421,312	$ 3,703,623
Interest and other	53,260	147,975
	2,474,572	3,851,598

Expenses
Interest	345,108	596,996
Depreciation and amortization	738,393	1,123,521
Operating expenses	1,859,339	2,668,090
	2,942,840	4,388,607

NET LOSS	$ (468,268)	$ (537,009)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (463,585)	$ (531,639)

Net loss allocated to other Partners	$ (4,683)	$ (5,370)

* Amounts include $(463,585) and $(531,639) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2014	2013
Revenues
Rental	$ 3,219,944	$ 3,750,599
Interest and other	53,825	51,588
	3,273,769	3,802,187

Expenses
Interest	688,139	794,729
Depreciation and amortization	713,428	877,750
Operating expenses	1,987,064	2,165,755
	3,388,631	3,838,234

NET LOSS	$ (114,862)	$ (36,047)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,713)	$ (35,687)

Net loss allocated to other Partners	$ (1,149)	$ (360)

* Amounts include $(113,713) and $(35,687) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2014	2013
Revenues
Rental	$ 2,925,832	$ 5,116,918
Interest and other	64,124	104,188
	2,989,956	5,221,106

Expenses
Interest	364,909	786,405
Depreciation and amortization	930,537	1,439,859
Operating expenses	2,078,136	3,364,407
	3,373,582	5,590,671

NET LOSS	$ (383,626)	$ (369,565)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (379,790)	$ (365,869)

Net loss allocated to other Partners	$ (3,836)	$ (3,696)

* Amounts include $(379,790) and $(365,869) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2014	2013
Revenues
Rental	$ 3,722,622	$ 5,180,534
Interest and other	133,297	147,493
	3,855,919	5,328,027

Expenses
Interest	679,203	904,271
Depreciation and amortization	1,215,896	1,699,327
Operating expenses	2,586,209	3,478,206
	4,481,308	6,081,804

NET LOSS	$ (625,389)	$ (753,777)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (619,135)	$ (746,239)

Net loss allocated to other Partners	$ (6,254)	$ (7,538)

* Amounts include $(619,135) and $(746,239) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2014	2013
Revenues
Rental	$ 3,192,127	$ 3,414,053
Interest and other	55,254	68,890
	3,247,381	3,482,943

Expenses
Interest	384,121	450,721
Depreciation and amortization	662,354	786,745
Operating expenses	2,585,846	2,722,588
	3,632,321	3,960,054

NET LOSS	$ (384,940)	$ (477,111)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (381,091)	$ (472,340)

Net loss allocated to other Partners	$ (3,849)	$ (4,771)

* Amounts include $(381,091) and $(472,340) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2014	2013
Revenues
Rental	$ 6,725,282	$ 7,449,157
Interest and other	405,417	277,703
	7,130,699	7,726,860

Expenses
Interest	906,655	1,086,482
Depreciation and amortization	1,874,447	2,183,640
Operating expenses	4,775,906	5,006,692
	7,557,008	8,276,814

NET LOSS	$ (426,309)	$ (549,954)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (422,046)	$ (544,454)

Net loss allocated to other Partners	$ (4,263)	$ (5,500)

* Amounts include $(422,046) and $(544,454) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2014	2013
Revenues
Rental	$ 3,988,072	$ 4,360,111
Interest and other	129,477	160,277
	4,117,549	4,520,388

Expenses
Interest	752,380	836,418
Depreciation and amortization	1,518,849	1,589,992
Operating expenses	2,694,721	2,940,274
	4,965,950	5,366,684

NET LOSS	$ (848,401)	$ (846,296)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (839,917)	$ (837,833)

Net loss allocated to other Partners	$ (8,484)	$ (8,463)

* Amounts include $(839,917) and $(837,833) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2014	2013
Revenues
Rental	$ 2,123,488	$ 2,100,677
Interest and other	73,152	92,338
	2,196,640	2,193,015

Expenses
Interest	424,090	444,559
Depreciation and amortization	677,718	667,600
Operating expenses	1,355,246	1,308,069
	2,457,054	2,420,228

NET LOSS	$ (260,414)	$ (227,213)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (257,810)	$ (224,941)

Net loss allocated to other Partners	$ (2,604)	$ (2,272)

* Amounts include $(257,810) and $(224,941) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2014	2013
Revenues
Rental	$ 3,485,018	$ 4,320,147
Interest and other	105,571	135,796
	3,590,589	4,455,943

Expenses
Interest	509,906	636,784
Depreciation and amortization	1,126,273	1,408,564
Operating expenses	2,350,903	2,888,848
	3,987,082	4,934,196

NET LOSS	$ (396,493)	$ (478,253)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (392,528)	$ (473,470)

Net loss allocated to other Partners	$ (3,965)	$ (4,783)

* Amounts include $(392,528) and $(473,470) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2014	2013
Revenues
Rental	$ 3,328,568	$ 3,321,007
Interest and other	120,067	111,336
	3,448,635	3,432,343

Expenses
Interest	588,697	601,131
Depreciation and amortization	1,066,886	1,065,218
Operating expenses	2,034,729	2,058,703
	3,690,312	3,725,052

NET LOSS	$ (241,677)	$ (292,709)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (239,260)	$ (289,782)

Net loss allocated to other Partners	$ (2,417)	$ (2,927)

* Amounts include $(239,260) and $(289,782) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2014	2013
Revenues
Rental	$ 2,155,046	$ 2,226,451
Interest and other	46,180	54,862
	2,201,226	2,281,313

Expenses
Interest	396,753	422,755
Depreciation and amortization	697,265	681,862
Operating expenses	1,514,535	1,486,517
	2,608,553	2,591,134

NET LOSS	$ (407,327)	$ (309,821)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (403,254)	$ (306,723)

Net loss allocated to other Partners	$ (4,073)	$ (3,098)

* Amounts include $(403,254) and $(306,723) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2014	2013
Revenues
Rental	$ 3,324,764	$ 3,425,506
Interest and other	81,492	89,176
	3,406,256	3,514,682

Expenses
Interest	529,618	534,400
Depreciation and amortization	1,152,618	1,186,940
Operating expenses	2,535,651	2,482,082
	4,217,887	4,203,422

NET LOSS	$ (811,631)	$ (688,740)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (803,515)	$ (681,853)

Net loss allocated to other Partners	$ (8,116)	$ (6,887)

* Amounts include $(803,515) and $(681,853) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2014	2013
Revenues
Rental	$ 2,845,162	$ 2,742,355
Interest and other	76,509	64,713
	2,921,671	2,807,068

Expenses
Interest	536,192	545,786
Depreciation and amortization	760,700	791,171
Operating expenses	1,925,633	1,776,638
	3,222,525	3,113,595

NET LOSS	$ (300,854)	$ (306,527)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (297,845)	$ (303,462)

Net loss allocated to other Partners	$ (3,009)	$ (3,065)

* Amounts include $(297,845) and $(303,462) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2014	2013
Revenues
Rental	$ 2,083,504	$ 2,051,267
Interest and other	73,611	74,127
	2,157,115	2,125,394

Expenses
Interest	373,445	381,191
Depreciation and amortization	584,386	658,304
Operating expenses	1,498,867	1,419,540
	2,456,698	2,459,035

NET LOSS	$ (299,583)	$ (333,641)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (296,587)	$ (330,305)

Net loss allocated to other Partners	$ (2,996)	$ (3,336)

* Amounts include $(296,587) and $(330,305) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2014	2013
Revenues
Rental	$ 3,105,312	$ 3,077,919
Interest and other	172,029	74,743
	3,277,341	3,152,662

Expenses
Interest	601,716	680,754
Depreciation and amortization	1,017,484	989,733
Operating expenses	2,074,246	2,119,148
	3,693,446	3,789,635

NET LOSS	$ (416,105)	$ (636,973)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (411,944)	$ (630,603)

Net loss allocated to other Partners	$ (4,161)	$ (6,370)

* Amounts include $(411,944) and $(630,603) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2014	2013
Revenues
Rental	$ 4,306,456	$ 4,184,645
Interest and other	123,671	109,707
	4,430,127	4,294,352

Expenses
Interest	922,181	875,912
Depreciation and amortization	1,088,288	1,676,222
Operating expenses	2,689,541	2,391,198
	4,700,010	4,943,332

NET LOSS	$ (269,883)	$ (648,980)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (267,184)	$ (642,490)

Net loss allocated to other Partners	$ (2,699)	$ (6,490)

* Amounts include $(267,184) and $(642,490) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2014	2013
Revenues
Rental	$ 4,744,893	$ 4,642,261
Interest and other	183,231	151,839
	4,928,124	4,794,100

Expenses
Interest	918,112	962,345
Depreciation and amortization	1,246,081	1,308,459
Operating expenses	2,905,856	2,799,018
	5,070,049	5,069,822

NET LOSS	$ (141,925)	$ (275,722)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (140,506)	$ (272,965)

Net loss allocated to other Partners	$ (1,419)	$ (2,757)

* Amounts include $(140,506) and $(165,552) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2014	2013
Revenues
Rental	$ 5,790,207	$ 5,716,863
Interest and other	158,764	178,429
	5,948,971	5,895,292

Expenses
Interest	1,023,421	1,102,099
Depreciation and amortization	1,671,650	1,712,649
Operating expenses	3,514,228	3,372,052
	6,209,299	6,186,800

NET LOSS	$ (260,328)	$ (291,508)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (257,725)	$ (288,593)

Net loss allocated to other Partners	$ (2,603)	$ (2,915)

* Amounts include $(244,034) and $(42,243) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2014	2013
Revenues
Rental	$ 4,445,309	$ 5,846,657
Interest and other	124,497	211,036
	4,569,806	6,057,693

Expenses
Interest	1,217,198	1,776,274
Depreciation and amortization	1,144,382	1,725,913
Operating expenses	2,494,479	3,431,350
	4,856,059	6,933,537

NET LOSS	$ (286,253)	$ (875,844)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (283,390)	$ (867,086)

Net loss allocated to other Partners	$ (2,863)	$ (8,758)

* Amounts include $(283,390) and $(764,573) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2014	2013
Revenues
Rental	$ 5,054,228	$ 7,151,010
Interest and other	116,481	191,009
	5,170,709	7,342,019

Expenses
Interest	818,545	1,511,863
Depreciation and amortization	1,515,556	2,080,236
Operating expenses	3,469,402	4,598,368
	5,803,503	8,190,467

NET LOSS	$ (632,794)	$ (848,448)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (626,466)	$ (839,964)

Net loss allocated to other Partners	$ (6,328)	$ (8,484)

* Amounts include $(361,342) and $(304,968) for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2014	2013
Revenues
Rental	$ 4,109,292	$ 4,107,717
Interest and other	55,655	155,660
	4,164,947	4,263,377

Expenses
Interest	942,497	931,809
Depreciation and amortization	1,062,168	998,258
Operating expenses	2,854,048	2,763,876
	4,858,713	4,693,943

NET LOSS	$ (693,766)	$ (430,566)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (686,828)	$ (426,261)

Net loss allocated to other Partners	$ (6,938)	$ (4,305)

* Amounts include $(255,139) and $- for 2014 and 2013, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2014

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Fund has entered into an agreement to sell or transfer the interest in twelve operating limited partnerships. The estimated sale or transfer price and other terms for the dispositions of the operating limited partnerships has been determined. The estimated proceeds to be received for the operating limited partnerships are $1,632,510. The estimated gain on the sale or transfer of the operating limited partnerships are $1,341,695 and is expected to be recognized in the fourth quarter of fiscal year ending March 31, 2015.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2014 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2014 were $1,201,787 and total fund management fees accrued as of December 31, 2014 were $49,686,873. During the nine months ended December 31, 2014, $2,644,058 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2014, an affiliate of the general partner of the Fund advanced a total of $1,466,176 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2014, $94,990 was advanced to the Fund from an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2014, are as follows:

	Current
	Period	Total

Series 33	$ -	54,660
Series 34	-	133,578
Series 39	-	220,455
Series 40	8,941	368,570
Series 41	-	359,757
Series 42	-	221,615
Series 44	74,239	86,734
Series 45	11,810	20,807
	$94,990	$1,466,176

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2014.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2014, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2014, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 23 of the Operating Partnerships and 6 remain.

During the quarter ended December 31, 2014, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of December 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 13 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2014, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 17 of the Operating Partnerships and 7 remain.

Prior to the quarter ended December 31, 2014, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in 18 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2014, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 26 of the Operating Partnerships and 19 remain.

During the quarter ended December 31, 2014, Series 26 did not record any releases of capital contributions. Series 26 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,127, as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 9 of the Operating Partnerships and 7 remain.

During the quarter ended December 31, 2014, Series 27 did not record any releases of capital contributions. Series 27 has released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 14 of the Operating Partnerships and 12 remain.

During the quarter ended December 31, 2014, Series 28 did not record any releases of capital contributions. Series 28 has outstanding contributions payable to 1 Operating Partnership in the amount of $6,000 as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 12 of the Operating Partnerships and 10 remain.

During the quarter ended December 31, 2014, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of December 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 8 of the Operating Partnerships and 12 remain.

During the quarter ended December 31, 2014, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 4 Operating Partnerships in the amount of $127,396 as of December 31, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 7 of the Operating Partnerships and 20 remain.

During the quarter ended December 31, 2014, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2014. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 5 of the Operating Partnerships and 12 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2014, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 2 Operating Partnerships in the amount of $3,486 as of December 31, 2014. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 2 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2014, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2014. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended December 31, 2014, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 1 of the Operating Partnerships and 10 remain.

Prior to the quarter ended December 31, 2014, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2014, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142.

During the quarter ended December 31, 2014, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2014, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of December 31, 2014. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2014, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772 as of December 31, 2014. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2014, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2014, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 2 of the Operating Partnerships and 21 remain.

During the quarter ended December 31, 2014, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2014, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of December 31, 2014. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended December 31, 2014, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2014, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2014. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2014, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2014 and 2013, the Fund held limited partnership interests in 321 and 369 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2014, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 19,446	$121,951	$(102,505)
Series 21	14,325	-	14,325
Series 22	15,615	20,000	(4,385)
Series 23	20,721	58,500	(37,779)
Series 24	16,683	834	15,849
Series 25	6,284	900	5,384
Series 26	35,712	28,133	7,579
Series 27	37,593	3,196	34,397
Series 28	40,026	6,700	33,326
Series 29	66,906	40,691	26,215
Series 30	38,787	49,263	(10,476)
Series 31	76,254	25,736	50,518
Series 32	65,436	16,300	49,136
Series 33	30,852	-	30,852
Series 34	61,887	-	61,887
Series 35	50,520	-	50,520
Series 36	33,120	5,000	28,120
Series 37	51,216	8,000	43,216
Series 38	41,100	3,000	38,100
Series 39	34,200	-	34,200
Series 40	50,004	-	50,004
Series 41	59,391	1,915	57,476
Series 42	62,175	10,531	51,644
Series 43	76,695	2,290	74,405
Series 44	63,657	-	63,657
Series 45	70,800	10,731	60,069
Series 46	62,382	8,079	54,303
	$1,201,787	$421,750	$780,037

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 58,338	$122,850	$ (64,512)
Series 21	42,975	37,051	5,924
Series 22	46,845	27,311	19,534
Series 23	65,427	60,250	5,177
Series 24	50,049	4,857	45,192
Series 25	21,727	7,360	14,367
Series 26	120,863	108,234	12,629
Series 27	124,656	15,826	108,830
Series 28	141,271	69,578	71,693
Series 29	200,719	41,395	159,324
Series 30	116,361	53,913	62,448
Series 31	228,762	57,063	171,699
Series 32	197,892	22,800	175,092
Series 33	92,556	12,670	79,886
Series 34	185,661	3,700	181,961
Series 35	151,560	4,000	147,560
Series 36	99,360	9,410	89,950
Series 37	153,648	18,518	135,130
Series 38	123,300	11,315	111,985
Series 39	102,600	4,200	98,400
Series 40	150,012	3,575	146,437
Series 41	178,173	11,631	166,542
Series 42	186,525	40,494	146,031
Series 43	230,085	29,576	200,509
Series 44	190,971	14,256	176,715
Series 45	212,400	16,591	195,809
Series 46	187,146	14,119	173,027
	$3,659,882	$822,543	$2,837,339

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 20 reflects a net loss from Operating Partnerships of $(248,517) and $(291,210), respectively, which includes depreciation and amortization of $314,858 and $410,115, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2014, the investment general partner transferred its interest in Northfield Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,609,616 and cash proceeds to the investment partnership of $121,186. Of the total proceeds received, $119,686 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

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

In December 2014, the investment general partner transferred its interest in Shady Lane Seniors Apartments, A Louisiana Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $858,917 and cash proceeds to the investment partnership of $31,232. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,732 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,732 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Harrisonburg Seniors Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $627,177 and cash proceeds to the investment partnership of $23,424. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,924 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $20,924 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Coushatta Seniors II Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $659,429 and cash proceeds to the investment partnership of $23,424. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,924 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $20,924 as of December 31, 2014.

Series 21

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 21 reflects a net loss from Operating Partnerships of $(48,809) and $(2,435), respectively, which includes depreciation and amortization of $245,466 and $255,973, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property is operating slightly above breakeven in 2014 due to high vacancy, high utility expenses, and insufficient rental rates. In 2014, the property negotiated a workout plan with the lender which temporarily suspended principle payments and management fees making cash flow available for deferred maintenance repairs including modernized elevators, new windows, new chillers, and a new roof. After the new chillers and windows are installed, they should lower the utility expenses. The new chillers and modernized elevators were installed in 2014. The new windows and new roof will be installed in 2015. The replacement reserve account and the tax and insurance escrows are being funded. As of December 31, 2014, the property was 96% occupied. The low income housing tax credit compliance period expires on December 31, 2019.

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

Series 22

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 22 reflects a net loss from Operating Partnerships of $(75,543) and $(188,345), respectively, which includes depreciation and amortization of $247,965 and $307,676, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Elks Tower Apartments, LP (Elks Tower Apartments) is a 27-unit property in Litchfield, Illinois. Through the fourth quarter of 2014, occupancy averaged 86% and operations remained below breakeven. Most of the 27 units are at the maximum rents allowed by Illinois Housing Development Authority (IHDA). In 2011, a new 40-unit IHDA low income housing tax credit property opened in close proximity to Elks Towers. Competition from this neighboring property, with its superior amenities, has adversely impacted occupancy and operations at the subject property. Historically, the operating general partner has funded deficits by accruing payments on the parking lot lease and an annual maintenance contract owed to a related entity. The operating general partner is currently working with the lender to extend the first mortgage that matured in November 2014 to July 2015, which would coincide with the maturity of the soft debt loan held by IHDA. The lender is accepting the monthly payments of debt service in lieu of default until the mortgage is extended or refinanced. The investment general partner will continue to work with the operating general partner to ensure the mortgage is extended, refinanced, or replaced. The mortgage, insurance, and real estate tax payments are current through December 31, 2014. The low income housing tax credit compliance period expired on December 31, 2011.

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

In December 2014, the investment general partner transferred its interest in Marksville Square Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $883,578 and cash proceeds to the investment partnership of $27,280. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $24,780 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $24,780 as of December 31, 2014.

In August 2014, the operating general partner of Kimbark 1200 Associates Limited Partnership entered into an agreement to sell the property to a third-party buyer and the transaction closed on December 12, 2014. The sales price of the property was $3,400,000, which included the outstanding mortgage balance of approximately $1,773,796 and cash proceeds to the investment partnerships of $162,866 and $488,596 for Series 22 and Series 23, respectively. Of the total proceeds received by the investment partnerships, $19,500 and $58,500 for Series 22 and Series 23, respectively, represents reporting fees due to an affiliate of the investment partnerships. Of the remaining proceeds, $1,250 and $3,750 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $142,116 and $426,346 for Series 22 and Series 23, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $142,116 and $426,346, as of December 31, 2014.

Series 23

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 23 reflects a net loss from Operating Partnerships of $(128,684) and $(310,990), respectively, which includes depreciation and amortization of $481,712 and $516,305, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Colonna Redevelopment Company (Colonna House) is a 36-unit development located in Hempstead, NY. On April 8, 2014 the investment general partner issued a default notice to the operating general partner and Class A Limited Partners outlining various deficiencies relative to required reporting to the investment limited partner as well as a change of management company without the consent of the investment general partner. It is the intent of the investment general partner to sell the property in cooperation with the Class A Limited Partners. During the third quarter of 2014 the Class A Limited Partners declined to purchase the investment limited partner's interest in Colonna House. As a result, both sides agreed to move forward with the dissolution of the operating partnership which requires the sale of the real property owned by Colonna House. In late September 2014, the investment general partner replaced the original operating general partner with an affiliate of the investment general partner. This action will allow for more control over the property sale process by the investment general partner. During the third quarter of 2014, the third party property management company agreed to be more transparent with the investment general partner and to provide timelier monthly reporting on property operations. Through December 2014, the property operated above breakeven with occupancy reported at 100% at quarter end. In the fourth quarter of 2014, the investment general partner will market the property for sale. Note that the 15-year compliance period for Colonna Redevelopment Company expired on December 31, 2009.

Village Woods Estates, LP (Village Woods Estates) is a 45-unit property located in Kansas City, KS. In 2013 and 2014 the property operated slightly below breakeven with 93% occupancy reported as of December 31, 2014. The 2014 deficit was funded by accruing a slightly higher level of payables in comparison with the 2013 ending audited balance. The deficit is largely attributed to an elevated recurring administrative expense level associated with the Operating Partnership filing a qualified contract to Kansas Housing, in 2013. In 2014 the application was approved and as of December 31, 2014, the property remains in the three year holdover period required before units are eligible for conversion to market rate. Mortgage, taxes and insurance payments were all current through December 31, 2014. On December 31, 2010, the low income tax credit compliance period expired with respect to Village Woods Estates, LP.

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

In August 2014, the operating general partner of Kimbark 1200 Associates Limited Partnership entered into an agreement to sell the property to a third-party buyer and the transaction closed on December 12, 2014. The sales price of the property was $3,400,000, which included the outstanding mortgage balance of approximately $1,773,796 and cash proceeds to the investment partnerships of $162,866 and $488,596 for Series 22 and Series 23, respectively. Of the total proceeds received by the investment partnerships, $19,500 and $58,500 for Series 22 and Series 23, respectively, represents reporting fees due to an affiliate of the investment partnerships. Of the remaining proceeds, $1,250 and $3,750 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $142,116 and $426,346 for Series 22 and Series 23, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $142,116 and $426,346, as of December 31, 2014.

Series 24

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 24 reflects a net loss from Operating Partnerships of $(131,424) and $(157,779), respectively, which includes depreciation and amortization of $247,426 and $367,577, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. In 2014, occupancy decreased to 65% before rebounding to 90% in August. The property ended 2014 at 89% occupied and operated below breakeven for the year. However, the increased occupancy has resulted in improved financial performance. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and  cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively will be paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

New Hilltop Apartments, Phase II (Hilltop Apartments) is a 72-unit property located in Laurens, SC. Only twenty-one of the property's units have rental assistance, and the property has trouble competing with properties that offer more units with rental assistance. Management has implemented a comprehensive marketing and resident retention program to increase occupancy and find more qualified residents that will have a positive impact on the property. Fliers and postcards are continuously distributed to various employers, businesses, housing-related service agencies, and community organizations. Management has also added concessions and other incentives to improve occupancy. As the result of management's efforts, occupancy increased to 95% as of December 31, 2014. The property operated slightly above breakeven in the fourth quarter of 2014. The mortgage, real estate taxes, insurance, and payables to non-related entities are current. The operating general partner's guarantee expired at the end of 2010. On December 31, 2009, the 15-year low income housing tax credit compliance period expired with respect to New Hilltop Apartments, Phase II. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

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

Series 25

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 25 reflects a net loss from Operating Partnerships of $(55,989) and $(82,529), respectively, which includes depreciation and amortization of $154,334 and $231,048, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In February 2013, the operating general partner of Century East II Apartments, Limited Partnership entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on March 28, 2013. The sales price of the property was $1,380,000, which included the outstanding mortgage balance of approximately $1,043,783 and cash proceeds to the investment partnership of $626,889. Of the total proceeds received by the investment partnership, $3,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $618,889 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $618,889 as of March 31, 2013. As the proceeds from the sale were not received until April 2013 a receivable for the gain on the sale was recorded as of March 31, 2013.

In October 2014, the investment general partner transferred its interest in Dublin Housing Associates, Phase II to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $633,541 and cash proceeds to the investment partnership of $78,529. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $73,529 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $73,529 as of December 31, 2014.

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

Series 26

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 26 reflects a net loss from Operating Partnerships of $(468,268) and $(537,009), respectively, which includes depreciation and amortization of $738,393 and $1,123,521, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Beckwood Manor One Limited Partnership (Westside Apartments) is a 28-unit senior property located in Salem, Arkansas. The property receives rental assistance for 100% of its units. In 2013, property operations were below breakeven with an average occupancy of 80%. Through December 2014, operations remained below breakeven while December occupancy finished at 61%. Management reports the property's occupancy issues result from its location, which is set back off the main road, resulting in poor visibility and exposure. A new management team was assigned to the property in 2014 and directional signs have been installed on main thorough fares in an effort to increase leasing traffic and offset the property's poor visibility. The property continues to utilize advertisements in local papers and distributes fliers to all surrounding communities. Various leasing incentives have also been offered to applicants. Operating deficits are funded through the accrual of related party management fees. The mortgage payments, taxes, insurance, and accounts payable are all current. The 15-year low income housing tax credit compliance period expired with respect to Beckwood Manor One on December 31, 2011.

Butler Estates A L.D.H.A. (Butler Estates Apartments) is a 10-unit property located in Leesville, Louisiana. Property operations through December of 2014 remained below breakeven due to low occupancy. Total 2014 expenses year-to-date have decreased compared to 2013, as management has minimally maintained the property. Occupancy averaged 52% in 2013 and decreased to 41% through December 2014. The operating general partner has indicated that they would like to shut down the property. There would be no impact on credits if the property were closed as the compliance period for the partnership has expired. The investment general partner is working with the operating general partner to determine the best process. A investment general partner site visit specialist conducted a site visit in March 2014 and discovered several deferred maintenance items. A follow up letter was sent to the operating general partner requesting repairs. The operating general partner responded by saying the Operating Partnership had insufficient funds to correct all the issues, but they will be addressed in order of importance to tenant safety. The investment general partner continues to monitor repairs and improvements as well as occupancy levels at the property. The balance sheet for the property showed little operating cash and considerable accounts payable; however, the payables were mainly due to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All real estate tax and insurance payments are current. There is no debt on the property that requires current payments. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Butler Estates A L.D.H.A.

In November 2014 the investment general partner transferred its interest in M.B. Apartments Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $742,608 and cash proceeds to the investment partnership of $32,500. Of the total proceeds received, $27,292 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $208 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $208 as of December 31, 2014.

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

T.R. Bobb Apartments Partnership, A L.D.H.A. (T.R. Bobb Apartments) is a 30-unit property in New Iberia, Louisiana. Through the fourth quarter of 2014, average occupancy was 90% and the property operated at breakeven. Outreach marketing included the distribution of fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. The operating general partner attributes the lack of qualified applicants to the location of the property, which is in a commercial area directly impacted by the weak economy. The investment general partner visited the property on March 14, 2013, and found the property in need of capital repairs including flooring, driveway repairs, and new signage. The operating general partner stated that the items would be budgeted for repair in 2014. However, the 2014 site visit which occurred on March 28 revealed that the maintenance issues still exist at the property. The investment general partner will continue to work with the operating general partner to ensure all the repairs are completed. The balance sheet for the property shows little operating cash and considerable accounts payable; however, the payables are mainly to affiliated entities. The operating general partner funds operating deficits by deferring affiliated management company fees. All mortgage, real estate tax, and insurance payments are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to T.R. Bobb Apartments Partnership, A L.D.H.A.

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

In January 2015, the investment general partner transferred their respective interests in Jackson Bond, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,500,000 and cash proceeds to the investment partnerships of $34,325 and $67,229 for Series 26 and Series 32, respectively. Of the total proceeds received, $507 and $993 for Series 26 and Series 32, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,818 and $66,236 for Series 26 and Series 32, respectively, were returned to cash reserves held by Series 26 and Series 32, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In February 2014, the operating general partner of East Park Apartments II, LP approved an agreement to sell the property to a third party buyer to and the transaction closed in June 2014. The sales price for the property is $850,000, which includes the outstanding mortgage balance of approximately $395,000 and cash proceeds to the investment partnership of $275,000. Of the proceeds received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $235,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $235,500 as of June 30, 2014. In November 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $36,272, which were returned to the cash reserves held by Series 26.

In February 2014, the operating general partner of Grandview Apartments, LP approved an agreement to sell the property to a third party buyer and the transaction closed in June 2014. The sales price for the property is $1,700,000, which includes the outstanding mortgage balance of approximately $880,000 and cash proceeds to the investment partnership of $200,000. Of the proceeds received by the investment partnership, $34,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $160,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $160,500 as of June 30, 2014. In addition, equity outstanding for the Operating Partnership in the amount of $166 was recorded as gain on the sale of the Operating Partnership as of June 30, 2014. In November 2014, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $24,534, which were returned to the cash reserves held by Series 26.

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

In August 2014, the investment general partner transferred its interest in Powell Valley Village to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $537,427 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $1,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,000 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $11,000 as of September 30, 2014.

Series 27

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 27 reflects a net loss from Operating Partnerships of $(114,862) and $(36,047), respectively, which includes depreciation and amortization of $713,428 and $877,750, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2014 the investment general partner transferred its interest in Kiehl Partners, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,493,472 and cash proceeds to the investment partnerships of $5,124 and $142,187 for Series 27 and Series 29, respectively. Of the total proceeds received, $696 and $19,304 for Series 27 and Series 29, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $52 and $1,448 for Series 27 and Series 29, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $4,376 and $121,435 for Series 27 and Series 29, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $4,376 and $121,435 for Series 27 and Series 29, respectively, as of December 31, 2014.

In August 2014, the investment general partner transferred its interest in C.R. Housing LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,847,909 and cash proceeds to the investment partnership of $15,000. The proceeds received of $15,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded. However, equity outstanding for the Operating Partnership in the amount of $1,338 was recorded as gain on the sale of the Operating Partnership as of September 30, 2014.

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

Series 28

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 28 reflects a net loss from Operating Partnerships of $(383,626) and $(369,565), respectively, which includes depreciation and amortization of $930,537 and $1,439,859, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jackson Place Apartments, L.P., A Louisiana Partnership (Jackson Place Apartments) is a 40-unit property in Jackson, Louisiana. Through the fourth quarter of 2014, occupancy averaged 74%, down from 79% in 2013. December 2014 occupancy was reported at 57%. Occupancy decreased due to tenants moving out because they could no longer pay rent. In spite of the low occupancy, operations remained above breakeven through the fourth quarter of 2014 due to tight expense management. Outreach marketing included the distribution of fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. The investment general partner visited the property on April 23, 2014, and found the property to be in good physical condition with only minor deferred maintenance items noted. Management responded by confirming that the items noted would be addressed. During the site visit management stated that crime and drug use were an issue at the property. The local police have located a substation near the property which has had a positive effect on the property. In January 2015, the operating general partner confirmed that crime is no longer a concern. The fourth quarter balance sheet showed insufficient cash to cover accounts payable; however, most of the payables are due to related party entities. All mortgage, real estate tax, and insurance payments are current. On December 31, 2017, the 15-year low income housing tax credit compliance period will expire with respect Jackson Place Apartments, L.P.

Maplewood Apartments Partnership (Maplewood Apartments) is a 40-unit property located in Winnfield, Louisiana. Through the fourth quarter of 2014 operations remained below breakeven with an average occupancy of 75%. Management markets the property by distributing fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. In September 2014, the property manager was fired because she was not cooperating with the housing agency; a new manager was hired that same month. The balance sheet showed considerable accounts payable, due mainly to affiliated entities, and minimal operating cash. The operating general partner has stated that operating deficits will be funded by deferring related party management fees and, if necessary, by advancing funds to the operating partnership. The investment general partner inspected the property in March 2014 and found it to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Maplewood Apartments Partnership expired on December 31, 2013.

In January 2015, the investment general partner transferred its interest in 1374 Boston Road Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $176,311 and cash proceeds to the investment partnership of $500,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $495,000 were returned to cash reserves held by Series 28 The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In December 2014 the investment general partner transferred its interest in Blanchard Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $842,985 and cash proceeds to the investment partnership of $31,232. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,732 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,732 as of December 31, 2014.

In December 2014 the investment general partner transferred its interest in Bienville III Apartments, A Louisiana Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $896,580 and cash proceeds to the investment partnership of $31,232. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,732 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,732 as of December 31, 2014.

In December 2014, the investment general partner transferred its interests in Athens Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,061,229 and cash proceeds to the investment partnerships of $42,585 and $32,125 for Series 28 and Series 32, respectively. Of the total proceeds received, $5,700 and $4,300 for Series 28 and Series 32, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $855 and $645 for Series 28 and Series 32, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,030 and $27,180 for Series 28 and Series 32, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $36,030 and $27,180 for Series 28 and Series 32, respectively, as of December 31, 2014.

Series 29

As of December 31, 2014 and 2013, the average Qualified Occupancy for the Series was 99.0%. The series had a total of 10 properties at December 31, 2014, of which 9 were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 29 reflects a net loss from Operating Partnerships of $(625,389) and $(753,777), respectively, which includes depreciation and amortization of $1,215,896 and $1,699,327, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appears that the operating general partner has been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013, the last day permitted for filing such an appeal. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the Investment Limited Partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge, counsel for the plaintiff had planned on re-filing a motion in Missouri Court in the second quarter of 2014 to enforce the Massachusetts judgment; however, the plaintiff's local counsel (i.e. Missouri counsel) withdrew from the case in the second quarter of 2014 due to a conflict. A replacement local counsel was hired in late May 2014. The judgment and motion to lift the stay were filed in the Missouri Court in early October 2014. Once the order to lift the stay is approved by the Missouri Court, the discovery process and attempts to enforce and collect the judgment will resume. On January 6, 2015, the defendant's counsel confirmed that it was not contesting the judgment and motion to lift the stay, however, as of that date the Missouri Court had still not acted. Note that in September 2012, counsel for the investment general partner proposed a settlement equal to the judgment amount (waiving legal fees and interest penalties) to counsel for the operating general partner; this offer was rejected. To date, the parties remain unable to agree on the suitable size of a settlement.

In December 2014, the investment general partner transferred its interest in Bryson Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $304,849 and cash proceeds to the investment partnership of $41,978. Of the total proceeds received, $1,719 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,759 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $37,759 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Northfield Apartments III Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,250,000 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $13,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 29. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In December 2014 the investment general partner transferred its interest in Kiehl Partners, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,493,472 and cash proceeds to the investment partnerships of $5,124 and $142,187 for Series 27 and Series 29, respectively. Of the total proceeds received, $696 and $19,304 for Series 27 and Series 29, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $52 and $1,448 for Series 27 and Series 29, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $4,376 and $121,435 for Series 27 and Series 29, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $4,376 and $121,435 for Series 27 and Series 29, respectively, as of December 31, 2014.

Westfield Apartments Partnership (Westfield Apartments) is a 40-unit property located in Welsh, Louisiana. Average occupancy in 2014 was 77% and property operations remained below breakeven. Management's marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. The local economy remains weak but new companies and employment opportunities are slowly returning to the area. The balance sheet shows considerable accounts payable, due mainly to affiliated entities, and minimal operating cash. The operating general partner has stated that any operating deficits will be funded by deferring related party management company fees and, if necessary, they will advance funds to the operating partnership. The investment general partner conducted a site visit in March 2014 and found the property to be in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period for Westfield Apartments Partnership expired on December 31, 2013.

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

In December 2014, the investment general partner transferred its interest in Jackson Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,755,000 and cash proceeds to the investment partnership of $3,000. Of the total proceeds received, $1,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 29. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Rhome Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $399,667 and cash proceeds to the investment partnership of $113,221. Of the total proceeds received, $1,175 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $109,546 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $109,546 as of December 31, 2014.

In December 2014 the investment general partner transferred its interest in Jacksboro Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $478,389 and cash proceeds to the investment partnership of $3,125. Of the total proceeds received, $625 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 29. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Glenbrook Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $394,599 and cash proceeds to the investment partnership of $13,453. Of the total proceeds received, $1,200 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,753 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $9,753 as of December 31, 2014.

Series 30

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 30 reflects a net loss from Operating Partnerships of $(384,940) and $(477,111), respectively, which includes depreciation and amortization of $662,354 and $786,745, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Bellwood Four LP (Whistle Stop Apartments) is a 28-unit property in Gentry, Arkansas. Occupancy has historically been an issue for the property. Annual occupancy averaged 84% in 2013. However, occupancy increased during 2014, finishing December at 96%. Occupancy issues have been caused by the loss of large employers in the area, onsite management changes, and the property's very rural location. A new onsite manager was assigned to the property in 2014 and has had a positive impact. Through December 2014, operations are slightly below breakeven. Management continues to run advertisements in local media outlets and to distribute fliers in adjacent towns in hopes of attracting qualified tenants. Management has an ongoing dialogue with the local Department of Housing and Urban Development office seeking new residents and aid for current residents who have difficulty paying rent. As a rental incentive, management continues to offer two months of free electricity. In an effort to minimize expenses, property management completes as many work orders as possible in-house. The Operating Partnership's $300,000 Arkansas Development Finance Authority loan was restructured and the maturity date extended from June 1, 2013 to April 1, 2018. Cash flow improved slightly as a result of the restructuring as the new loan terms are more favorable and have reduced annual debt service. The mortgage, real estate tax, and insurance payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Bellwood Four LP.

JMC, LLC (Farwell Mills Apts.) is a 27-unit property in Lisbon, ME. The property continued to operate below breakeven through the fourth quarter of 2014 due to high utility, maintenance, and legal expenses. Utility costs were high due to the severe cold weather experienced in December. Maintenance costs were high due to painting for unit turns, HVAC and plumbing repairs, snow removal, and contract services and supplies. The property was faced with legal costs due to an eviction and court ordered payment plans with current residents. As of December 31, 2014 occupancy was 96%. Average occupancy for the year was 97%. Tenant receivables rose significantly during the year due management's lack of focus on collection efforts. A new regional manager was assigned to the property in November 2014 to provide greater oversight and in an effort to enforce timely rental payments. The new manager is aggressively working through the court on structured payment plans. The operating general partner funds cash deficits by deferring fees owed to the affiliated management and maintenance companies. The investment general partner conducted a site visit in the third quarter of 2014 to evaluate the physical condition of the property and assess management. The property was in good physical condition with no deferred maintenance noted. All tax, insurance, and mortgage payments are current. The operating general partner's operating deficit guarantee, capped at $400,000, expired in July 2013. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to JMC, LLC.

Linden Partners II (Western Trails Apartments II) is a 30-unit property located in Council Bluffs, IA. In 2014 accounts payable have grown as the property has operated below breakeven, largely due to fluctuating occupancy and recurring maintenance expense requirements associated with the property's age. Occupancy dipped to an 84% average in the third quarter, then trended up to 100% reported as of December 31, 2014. Occupancy at the site has continued to be adversely impacted by newer competitive developments that offer superior amenities at similar or lower rent levels. Management has continued to market the property and offer attractive rental incentives including one month's free rent for new residents who sign a twelve month lease, offering to equip units with washers and dryers for all new residents and by implementing a reduction in the three bedroom unit rents, from $730 to $630 on six month leases. In the third quarter of 2014 an extension was granted for the property's first mortgage; the loan's new maturity date is September 1, 2016. The property's second mortgage, in the form of a soft HOME loan, matures in August of 2015. As of December 31, 2014, all tax, insurance, and debt payments were current. The low income housing tax credit compliance period expired on December 31, 2013.

In December 2014 the investment general partner transferred its interest in Nocona Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $592,788 and cash proceeds to the investment partnership of $35,230. Of the total proceeds received, $11,100 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,630 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $21,630 as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Madison Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,454,045 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $46,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 30. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Graham Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,228,988 and cash proceeds to the investment partnership of $3,975. Of the total proceeds received, $1,475 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 30. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In December 2014, the investment general partner transferred its interest in Bowie Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $794,020 and cash proceeds to the investment partnership of $3,425. Of the total proceeds received, $925 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 30. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

Series 31

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 31 reflects a net loss from Operating Partnerships of $(426,309) and $(549,954), respectively, which includes depreciation and amortization of $1,874,447 and $2,183,640, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Canton Housing One, LP (Madison Heights Apartments) is an 80-unit property located in Canton, Mississippi. Occupancy was 54% as of December 31, 2014. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. Maintenance costs remain high due to turnover. Management has taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Further, arrangements were made to employ a full-time manager at the site and extra personnel have been hired to turn vacancies. However, as a result of low occupancy and higher expenses, the property operated below breakeven in the fourth quarter of 2014. All mortgage, insurance, and tax payments are current. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing One, LP.

Canton Housing Two (Canton Village Apartments) is a 42-unit property located in Canton, Mississippi. The property continues to experience increased turnover primarily due to evictions for non-payment of rent and skips. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Management continues to focus marketing efforts on internet advertising. They also perform outreach to the local HUD office, the Mississippi Housing Authority, and the Madison County housing agencies. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of the marketing efforts occupancy increased to 88% as of December 31, 2014 and the property operated slightly above breakeven in the fourth quarter. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Two, LP.

Canton Housing Three, LP (Royal Estate Apartments) is a 32-unit property located in Canton, Mississippi. The property experienced increased turnover in 2014 primarily due to evictions for non-payment of rent and skips and operated below breakeven. The struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures which have resulted in increased occupancy in the first quarter 2014; however, occupancy continues to fluctuate. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. Occupancy was 69% as of December 31, 2014. As a result of low occupancy, the property operated below breakeven in the fourth quarter of 2014. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. All mortgage, insurance, and tax payments are current. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Three, LP.

Canton Housing Four, LP (Canton Manor Apartments) is a 32-unit property located in Canton, Mississippi. Occupancy was 72% as of December 31, 2014. The property continues to experience high turnover primarily due to evictions for non-payment of rent and skips. The continued struggle with vacancy is a direct reflection of economic conditions in Canton, where ongoing job losses have led to increased evictions and migration from the area. In addition, there were several gang-related incidents at or near the property in 2012. Because of the gang activity, management hired a police officer to patrol the site and is working with the local police department to ensure extra patrols and support for the property. The police officer stays at Canton Housing One, a nearby property. Management has also taken several measures in its effort to increase occupancy. Advertisements have been placed in the local newspapers and management is offering move-in rental concessions. As a result of low occupancy, the property operated below breakeven in the fourth quarter of 2014. All mortgage, insurance, and tax payments are current. Despite the expiration of the operating deficit guaranty, the operating general partner continues to advance funds to cover deficits as needed. On December 31, 2012, the 15-year low income housing tax credit compliance period expired with respect to Canton Housing Four, LP.

Riverbend Housing Associates, LP (Riverbend Estates) is a 28-unit development in Biddeford, ME. The property continued to operate below breakeven through the fourth quarter of 2014 as a result of high utility, maintenance, legal, and bad debt expenses. Although occupancy dropped to 85% in the second quarter, it improved to 100% as of December 31, 2014. The improvement in occupancy has been due to the new regional manager hired in November 2014. Utility costs were high during the fourth quarter due to the severe cold weather experienced in December. Maintenance expenses were also high due to required improvements, building supplies, and snow removal. Legal costs were high in the fourth quarter because of an eviction and pending court ordered payment plans with residents who are delinquent on their rent. The new regional manager has stated she is working with current residents on payment plans through the court to enforce timely payments and reduce bad debt. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and quality of management. The property showed signs of deferred maintenance. Management has confirmed that these issues were addressed in the fourth quarter. All tax, insurance, and mortgage payments are current. The operating general partner funds deficits by deferring fees owed to affiliated management and maintenance companies. On December 31, 2013, the 15-year low income housing tax credit compliance period expired with respect to Riverbend Housing Associates, LP.

Seagraves Apartments, L.P., A Texas Limited Partnership, (Western Hills Apartments) is a 16-unit family property in Ferris, Texas. Only 13 of the 16 units offer rental assistance and management has difficulty finding qualified applicants that can afford the rent on the three non-rental assisted units. Management continues to market the property through the approved Affirmative Fair Housing Marketing Plan. This plan consists of biannual information letters sent to local charity, church, and disability programs. Advertisements in local newspapers maintain exposure for the property and alert potential residents to specials being offered. A rent increase took effect on January 1, 2014, which will help achieve breakeven operations with only 13 units occupied. Occupancy is averaging 86% as of December 31, 2014, with operations above breakeven status. The balance sheet is weak with low operating cash and high payables. The operating general partner continues to fund deficits and all real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2014.

Pilot Point Apartments, LP (Pilot Point Apartments) is a 40-unit family property in Pilot Point, Texas. The property is located approximately 60 miles north of Dallas. Thirty-six of the units receive USDA/RD rental assistance. Historically, management has had difficulty finding qualified applicants for the four units without rental assistance. The property has operated below breakeven since 2012 due to high operating expenses and low occupancy.  Occupancy has steadily improved throughout 2014, averaging 93% for the year. Management increased advertising in the local newspapers and managers from affiliated properties in the area are referring qualified applicants to Pilot Point. Through improved occupancy, increased rental revenue and lower expenses, the property has above breakeven operations for the year. Real estate taxes, insurance, and mortgage payments are current. The low income housing tax credit compliance period expired on December 31, 2013. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Pilot Point Apartments, LP subsequent to December 31, 2014.

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

In December 2014, the investment general partner transferred its interest in Windsor Park Partners Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $6,500,000 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $8,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 31. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

In March 2014, the investment general partner transferred its interest in Hurricane Hills II LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $548,850 and cash proceeds to the investment partnership of $516,813. Of the total proceeds received, $2,257 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $514,556 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $514,556 as of March 31, 2014.

Sencit Hampden Associates, LP (Roth Village) is a 61-unit property located in Mechanicsburg, PA. In 2013 occupancy averaged 100% but the property operated below breakeven largely as result of insufficient rental rates. The property continued to operate below breakeven through December 31, 2014, despite achieving 100% occupancy though out the entire year. Payables escalated 40% since the 2013 audit, but the majority are under 60 days past due and are primarily owed to a related party. The project has utilized $36,000 of replacement reserve withdrawals in 2014 to largely address concrete settling, ground erosion, hot water heater replacements and unit turnover costs. In the fourth quarter, $2,500 was used to replace windows and appliances. The investment general partner continues to encourage the operating general partner to work with the Pennsylvania Housing Authority to increase rents at the property that are governed under the Penn Homes Program limitations. As of December 31, 2014, tax and insurance payments were current. Mortgage payments have been made through December, 2014. However, there is a $9,000 balance in excess of 30 days due as the lender applied some of the recent principal and interest payments to underfunded tax and insurance escrow balances. Management has been making additional monthly payments in effort to eliminate the remaining unpaid principal and interest balance. There are no defaults to date. The low income housing tax credit compliance period for Sencit Hampden Associates, LP expired on December 31, 2012.

In December 2014, the investment general partner transferred its interest in Cleveland Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,415,234 and cash proceeds to the investment partnership of $205,201. Of the total proceeds received, $16,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $187,701 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $187,701 as of December 31, 2014.

Series 32

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2014, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2014 and 2013, Series 32 reflects a net loss from Operating Partnerships of $(848,401) and $(846,296), respectively, which includes depreciation and amortization of $1,518,849 and $1,589,992, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Cogic Village LDHA Limited Partnership (Cogic Village Apartments) is a 136-unit family property located in Benton Harbor, MI. The property has operated below breakeven since 2012 due to the soft local employment market. Occupancy averaged 90% in 2012 and 2013. Management has indicated that the majority of employed prospective tenants are over income. Maintenance expenses have trended higher at the property and are related to turnover costs. Through December 2014, the property operated slightly below breakeven with occupancy averaging 92%. Occupancy trended upward after the end of the harsh 2013 winter and with the receipt of tax refunds by tenants; however, occupancy slipped through the summer, primarily due to job loss. The operating general partner is focused on refinancing the property to improve cash flow. The current mortgage matures December 31, 2016, with a balloon payment due at that time. The mortgage, tax, and insurance payments are current as of December 31, 2014. The tax credit compliance period expired December 31, 2013.

Indiana Development, LP (Clear Creek Apartments) is a 64-unit development, located in North Manchester, Indiana. In the years prior to 2008, the property operated considerably below breakeven as a result of low occupancy and incurred significant operating deficits. During that period, the operating general partner, who does not have an affiliated management company, employed five different management companies in search of one that could improve operations. In early 2008 in connection with a portfolio-wide debt restructuring, the operating general partner engaged a third party management company to manage its portfolio of LIHTC properties including Clear Creek Apartments. This management company moderately improved operations; however, effective November 1, 2013 the operating general partner engaged a different third party management company in an attempt to further improve property operations at Clear Creek Apartments and its other LIHTC properties which are located in Michigan. After the initial transition period, the new third party management company indicated that due to the unsatisfactory performance of the staff it would replace both the site manager and maintenance staff in the first quarter of 2014. As of January 2015, a new maintenance technician has been hired and is working out well; however, management has struggled to find a suitable permanent replacement site manager with the position having turned over several times in 2014. Occupancy dropped off in December 2013 and remained low at the end of 2014 due to unexpected move outs and the repeated turnover in the site manager position. Average occupancy was 82% in 2014, falling to 73% as of December 31, 2014, compared to 93% and 96% for 2013 and 2012, respectively. The local economy in northern Indiana remains weak; the unemployment rate in Wabash County, IN has ranged between 15.3% and 16.2% from the fourth quarter of 2013 through the fourth quarter of 2014. Rental rates have remained flat in recent years and are at a reduced level in order to compete with other properties in the sub-market. The property operated below breakeven in 2014 primarily due to an increase in vacancy loss as well as higher payroll and other contract expenses during the transition to new site staff. Negative operations have been financed by operating deficit advances from the operating general partner and affiliates, even though its operating deficit guaranty expired in June 2004. Operating deficit advances provided by the operating general partner totaled approximately $114,300 (unaudited) in 2014, and $22,841 and $52,907 in 2013 and 2012, respectively. The mortgage, tax and insurance payments are current as of December 31, 2014.

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

In January 2015, the investment general partner transferred their respective interests in Jackson Bond, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,500,000 and cash proceeds to the investment partnerships of $34,325 and $67,229 for Series 26 and Series 32, respectively. Of the total proceeds received, $507 and $993 for Series 26 and Series 32, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,818 and $66,236 for Series 26 and Series 32, respectively, were returned to cash reserves held by Series 26 and Series 32, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In September 2014, the investment general partner transferred its interest in Chardonnay Limited Partnership to an entity affiliated with the operating general partner for cash proceeds to the investment partnership of $15,000. The mortgage has been paid off. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $12,000 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $12,000 as of September 30, 2014.

Mesquite Trails L.P. (Mesquite Trails) is a 36-unit project located in Jacksboro, TX. The property was rehabbed in 1997 and has historically operated above breakeven. Since 2013, due to the age of the property, numerous water leaks have been found in underground pipes that continue to cause utility expenses and repair costs to increase. Management reports that occupancy is strong, at 95% through year end 2014 but with operations below breakeven. The operating general partner continues to advance funds as needed. The mortgage, insurance and taxes payments are current. The low income housing tax credit compliance period expired on December 31, 2012.

In December 2014, the investment general partner transferred its interests in Athens Partners to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,061,229 and cash proceeds to the investment partnerships of $42,585 and $32,125 for Series 28 and Series 32, respectively. Of the total proceeds received, $5,700 and $4,300 for Series 28 and Series 32, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $855 and $645 for Series 28 and Series 32, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,030 and $27,180 for Series 28 and Series 32, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $36,030 and $27,180 for Series 28 and Series 32, respectively, as of December 31, 2014.

Series 33

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 33 reflects a net loss from Operating Partnerships of $(260,414) and $(227,213), respectively, which includes depreciation and amortization of $677,718 and $667,600, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2015, the investment general partners transferred its interest in Merchants Court, LLP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,231,808 and cash proceeds to the investment partnerships of $41,722 and $81,278 for Series 33 and Series 34, respectively. Of the total proceeds received, $41,213 and $80,287 for Series 33 and Series 34, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $509 and $991 for Series 33 and Series 34, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 33 and Series 34, respectively.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2014, the property continued to operate at a deficit through the fourth quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the severe cold weather experienced in December, high fuel costs, an inefficient heating system, and the building's infrastructure. Maintenance expenses, inclusive of snow removal and elevator contract charges, were high in the fourth quarter. To offset the high expenses, management implemented a rent increase in 2013 which increased revenue by 8%. Despite the rent increase, the property still operated at a deficit in 2014. Management is evaluating whether another rent increase is feasible in 2015. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The property was in good physical condition with only some minor asphalt repairs needed, which the operating general partner has stated will be completed in the spring of 2015. The maintenance person visits the property daily to address any ongoing operational issues, which has been effective in keeping the property in good condition. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits. The investment general partner was informed in January 2015 that the outstanding real estate taxes due to the Town of Millinocket were paid in full. The investment general partner confirmed with the Town of Millinocket there are no past due taxes and the tax lien has been removed. The mortgage, taxes, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

In January 2015, the investment general partner transferred its interest in Southaven Partners I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,670,000 and cash proceeds to the investment partnerships of $53,220 and $504,062 for Series 33 and Series 34, respectively. Of the total proceeds received, $141 and $1,335 for Series 33 and Series 34, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $53,079 and $502,727 for Series 33 and Series 34, respectively, were returned to cash reserves held by Series 33 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 34

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 34 reflects a net loss from Operating Partnerships of $(396,493) and $(478,253), respectively, which includes depreciation and amortization of $1,126,273 and $1,408,564, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Belmont Belmont Affordable Housing II, LP (Belmont Affordable Housing Two Apartments) is a 20-unit scattered site property in West Philadelphia, Pennsylvania. In 2013, the property operated below breakeven due to high operating expenses.  Operating expenses increased approximately $22,000 from the prior year due to high maintenance costs. Despite repeated requests, no financial reporting has been received in 2014. Both the operating general partner and management company continue to be unresponsive to various requests and questions from the investment general partner. The investment general partner will continue to follow-up until the reporting improves. The first mortgage was paid off in December 2013 with only soft debt remaining; this has resulted in significant savings in debt service payments going forward. The investment general partner performed a site inspection in September 2014 and found the property to be in good condition. At the time of the inspection, the property was 95% occupied, with one unit vacant. The 15-year low income housing tax credit compliance period with respect to Belmont Affordable Housing II expired on December 31, 2013. The investment general partner is in the process of exploring various disposition opportunities consistent with the investment objectives of the investment partnership.

In January 2015, the investment general partner transferred its interest in HWY. 18 Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,555,229 and cash proceeds to the investment partnerships of $8,837 and $19,002 for Series 34 and Series 37, respectively. Of the total proceeds received, $8,361 and $17,978 for Series 34 and Series 37, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $476 and $1,024 for Series 34 and Series 37, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 34 and Series 37, respectively.

In January 2015, the investment general partners transferred its interest in Merchants Court, LLP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,231,808 and cash proceeds to the investment partnerships of $41,722 and $81,278 for Series 33 and Series 34, respectively. Of the total proceeds received, $41,213 and $80,287 for Series 33 and Series 34, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $509 and $991 for Series 33 and Series 34, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 33 and Series 34, respectively.

RHP 96-I, LP (Hillside Club I Apartments) is a 56-unit property located in Petoskey, Michigan. In the years prior to 2008, Hillside Club I Apartments operated below breakeven as a result of low occupancy and incurred significant cash deficits. Also prior to 2008, the operating general partner, who does not have an affiliated management company, employed several third party management companies to manage the property. In early 2008, in connection with a portfolio-wide restructuring, the operating general partner hired a third party management company, who subsequently was able to make some modest improvements to property operations. Effective November 1, 2013 the operating general partner engaged a different third party management company in an attempt to further improve property operations. Average occupancy was 97% in 2014, compared to 92% reported for 2013 and 2012.

The local economy in northern Michigan suffered in 2008 - 2010 before starting to show some improvement beginning in 2011. Property operations have also improved recently. The property operated at about breakeven in 2014 as occupancy and rental rates increased. Comparatively, net cash flow expended from property operations totaled ($41,033) and ($10,586) in 2013 and 2012, respectively. In 2013, the property had higher maintenance expense and real estate taxes (further discussed below) offset by higher rental income. In 2012, the property experienced higher maintenance and bad debt expenses offset by higher rental income and lower real estate taxes. Negative operations were financed through increased payables and approximately $24,200 of operating deficit advances in 2013 from the operating general partner and its affiliate. Note that the operating general partner's unlimited operating deficit guarantee expired on July 31, 2003.

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

On June 30, 2011 the investment general partner provided a loan of $78,448 from fund reserves to the Operating Partnership. From these funds, $46,751 was paid to the first mortgage lender to cure the mortgage default, $20,000 was paid to the taxing authority for the outstanding 2010 PILOT charge, and $11,697 was withheld by the investment general partner and designated for use at a potential future refinancing of the mortgage note. The loan from the investment general partner bears interest at prime plus 1%, was due and payable from property cash flow by December 31, 2013, and is secured by the operating general partner's general partner interest in the Operating Partnership as well as cash flows from the general partnership interest in Hillside Club II LDHA LP, an unaffiliated entity that owns the adjacent, Phase II property. The investment general partner is currently in discussions with the operating general partner regarding the repayment of the principal and interest that are past due on the subject loan.

The PILOT for Hillside Club I Apartments expired on December 31, 2010, resulting in an increase in real estate taxes from $31,697 in 2010 to $66,898 in 2011. On February 1, 2012, the lender issued a notice of default to the Operating Partnership because the real estate tax escrow did not have sufficient funds to pay the initial installment due to the taxing authority on February 14, 2012 of approximately $52,000. The lender subsequently used replacement reserves and other funds to make a protective advance to pay the initial real estate tax installment. On March 30, 2012, the operating general partner reached an installment payment agreement with the lender to repay the amount of the protective advance at the default rate and replenish the replacement reserves. The last payment installment to repay the protective advance was made by the operating general partner to the lender on April 30, 2012. In addition, the operating general partner reached an agreement with the taxing authority to reduce the assessed value of the property so that real estate taxes were reduced to approximately $34,000 in 2012. Real estate taxes were subsequently increased to approximately $46,000 for 2013 and 2014. As of December 31, 2014, all mortgage, tax, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to RHP-I 96, LP expired on December 31, 2014.

Howard Park Limited Partnership (Howard Park Apartments) is a 16-unit family property in Florida City, FL. In 2007 the property was assessed incorrectly, resulting in high property taxes for years 2007 through 2009; property operations were unable to support the high real estate tax burden. The operating general partner was successful in reducing the property's assessed value for 2010 onward, but needed to provide a personal loan to pay the 2007 and 2008 taxes. The operating general partner should have made the personal loan to Howard Park but instead took out a loan. Improper monthly payments of principal and interest were made on the loan from the Operating Partnership during 2010 and 2011. This additional debt drove operations below breakeven despite high average occupancy.

A demand notice was sent to the operating general partner during the first quarter of 2012 requesting the return of the funds improperly paid out of the Operating Partnership toward the personal loan. The investment general partner also discussed the loan treatment with the auditors and the loan was properly reflected on the 2012 audit

Through December 31, 2014, occupancy was 94%, and the property operated below breakeven. The first mortgage matured on April 1, 2014. The operating general partner refinanced the property without consent of the investment general partner. The low income housing tax credit compliance period expired on December 31, 2014. All debt service insurance and real estate tax payments are current through December 31, 2014. The 2014 real estate taxes of $9,500 are paid in arrears, and come due the second quarter of 2015.

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

In January 2015, the investment general partner transferred its interest in Southaven Partners I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,670,000 and cash proceeds to the investment partnerships of $53,220 and $504,062 for Series 33 and Series 34, respectively. Of the total proceeds received, $141 and $1,335 for Series 33 and Series 34, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $53,079 and $502,727 for Series 33 and Series 34, respectively, were returned to cash reserves held by Series 33 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 35

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 35 reflects a net loss from Operating Partnerships of $(241,677) and $(292,709), respectively, which includes depreciation and amortization of $1,066,886 and $1,065,218, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations. Through the fourth quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, to compete effectively in the market management offers a $0 security deposit move-in special along with business and realtor referral fees of fifty dollars. Despite slight dips, the occupancy remained strong, averaging 95% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, outreach marketing to local businesses, and the Newnan Housing Authority. There were increases in real estate taxes, administrative expenses from a newly hired property manager in October, and repair expenses due to carpet and water heater replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

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

In January 2015, the investment general partner transferred its interest in Ashton Cove, Limited Partnership to entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,397,813 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $8,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 35.

Series 36

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 36 reflects a net loss from Operating Partnerships of $(407,327) and $(309,821), respectively, which includes depreciation and amortization of $697,265 and $681,862, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Nowata Village, LP (Nowata Village Apartments) is a 28-unit property in Nowata, OK. The property has historically operated with low occupancy and below breakeven operations. The property operated slightly below breakeven in 2013 despite a small increase in occupancy due to completion of deferred maintenance items associated with updating units. Deferred maintenance items included floor and carpet replacements, new lighting, and new appliances. Expenses continued to trend high in 2014; however, the property is operating slightly above breakeven. The positive cash flow was primarily due to management's use of the replacement reserve to fund expenses. Major maintenance costs included the replacement of two roofs following storm damage in February and the replacement of all windows in July. The roof replacements were covered by insurance proceeds, net of a $10,000 deductible, while the windows were paid from a $29,000 withdrawal from the replacement reserve. Occupancy averaged 82% in the fourth quarter and 85% for the year. Occupancy is stalled as management has experienced difficulty filling the property's three vacant market units in a poor leasing environment. A site visit was completed in September 2013 and the property was found to be in good condition. The operating general partner continues to fund deficits as needed. The property's mortgage, real estate tax, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Nowata village LP expired on December 31, 2014.

Series 37

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 37 reflects a net loss from Operating Partnerships of $(811,631) and $(688,740), respectively, which includes depreciation and amortization of $1,152,618 and $1,186,940, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. The property has historically struggled with high operating expenses, resulting in below breakeven operations. Through the fourth quarter of 2014, the property continued to operate below breakeven due to concession loss, high operating expenses, and high debt payments. The property is located in a concession driven market, to compete effectively in the market management offers a $0 security deposit move-in special along with business and realtor referral fees of fifty dollars. Despite slight dips, the occupancy remained strong, averaging 95% year-to-date in 2014. The property continues to be marketed via rental websites, print advertising, outreach marketing to local businesses, and the Newnan Housing Authority. There were increases in real estate taxes, administrative expenses from a newly hired property manager in October, and repair expenses due to carpet and water heater replacements. However, the increases were offset by lower bad debt from improved market conditions and lower water/sewer expenses since the property had a water line leak in the prior year.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. Despite strong occupancy of 100% as of December 31, 2014, the property continued to operate at a deficit through the fourth quarter of 2014 due to high utility and maintenance expenses. The high utility costs are directly related to the severe cold weather experienced in December, high fuel costs, an inefficient heating system, and the building's infrastructure. Maintenance expenses, inclusive of snow removal and elevator contract charges, were high in the fourth quarter. To offset the high expenses, management implemented a rent increase in 2013 which increased revenue by 8%. Despite the rent increase, the property still operated at a deficit in 2014. Management is evaluating whether another rent increase is feasible in 2015. The investment general partner conducted a site visit in the third quarter of 2014 to assess the physical condition of the property and the quality of management. The property was in good physical condition with only some minor asphalt repairs needed, which the operating general partner has stated will be completed in the spring of 2015. The maintenance person visits the property daily to address any ongoing operational issues, which has been effective in keeping the property in good condition. The operating general partner's operating deficit guaranty is unlimited in time and amount and he continues to fund deficits. The investment general partner was informed in January 2015 that the outstanding real estate taxes due to the Town of Millinocket were paid in full. The investment general partner confirmed with the Town of Millinocket there are no past due taxes and the tax lien has been removed. The mortgage, taxes, and insurance payments are current. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year since 2007, including in 2014. As of December 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that have not been addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan that became personally recourse to one of the principals of the operating general partner.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of December 31, 2014, approximately $74,900 of the amount owed for 2011 had been paid with approximately $61,700 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, in 2014, 2013 and 2012, the operating general partner provided approximately $18,000 (unaudited), $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,344,400. As of December 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required $35,000 monthly installment payments for the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of December 31, 2014, payment of the monthly installments were in arrears for over one year with the Operating Partnership making partial payments of approximately $18,000 each month since October 2013. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $73,800, $143,700 and $61,700, respectively, had not been paid as of December 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2014.

Average occupancy at the property in 2014 was 82%, compared to 68% and 65% in 2013 and 2012, respectively. Occupancy steadily improved during 2014 reaching 95% as of December 31, 2014. The occupancy challenges at the property had been due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made in full since September 2013, the Operating Partnership has used the unpaid portion of the monthly mortgage payments to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for November 2014 was 15.7% compared to 6.7% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2014 and 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $7,100 and $65,000, respectively, from the operating general partner. Through December 31, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses had also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through December 31, 2014, utility expenses have correspondingly decreased.

In recent years and in 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $279,200 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs. The operating general partner has been proposing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of December 31, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $188,224 is equivalent to recapture and interest of $75 per 1,000 BACs.

In January 2015, the investment general partner transferred its interest in HWY. 18 Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,555,229 and cash proceeds to the investment partnerships of $8,837 and $19,002 for Series 34 and Series 37, respectively. Of the total proceeds received, $8,361 and $17,978 for Series 34 and Series 37, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $476 and $1,024 for Series 34 and Series 37, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 34 and Series 37, respectively.

Series 38

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2014, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 38 reflects a net loss from Operating Partnerships of $(300,854) and $(306,527), respectively, which includes depreciation and amortization of $760,700 and $791,171, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the fourth quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there have been signs of improvement in 2014 and average occupancy was 98% through the fourth quarter. The operating general partner attributes this improvement to a recovering local economy. However, recent market surveys indicate the local area's rental rates have remained the same or in some cases have been slightly reduced in order to maintain occupancy at an acceptable level. Management continues to market the property via a resident referral program, online rental websites, and print media. No concessions are currently being offered. Maintenance expenses in the fourth quarter consisted of entrance gate repairs and normal expenses of vacant unit preparation, supplies, and concrete, HVAC and appliance repairs. Some of these expenses have been reimbursed from the replacement reserve. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates of the operating general partner. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The real estate tax, mortgage, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

Series 39

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 39 reflects net loss from Operating Partnerships of $(299,583) and $(333,641), respectively, which includes depreciation and amortization of $584,386 and $658,304, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Operations remained below breakeven during the fourth quarter of 2014 due to high operating expenses and high debt payments. The property has struggled to maintain occupancy over 90% during the last several years and the local market has been very concession driven. However, there have been signs of improvement in 2014 and average occupancy was 98% through the fourth quarter. The operating general partner attributes this improvement to a recovering local economy. However, recent market surveys indicate the local area's rental rates have remained the same or in some cases have been slightly reduced in order to maintain occupancy at an acceptable level. Management continues to market the property via a resident referral program, online rental websites, and print media. No Concessions are currently being offered. Maintenance expenses in the fourth quarter consisted of entrance gate repairs and normal expenses of vacant unit preparation, supplies, and concrete, HVAC and appliance repairs. Some of these expenses have been reimbursed from the replacement reserve. The operating general partner previously explored refinancing options that would lower the debt service on the property. However, the current loan includes a substantial yield maintenance premium which would be incurred upon early repayment and the lender is unwilling to negotiate this penalty. A refinance is therefore cost prohibitive. The balance sheet for the property showed little operating cash and high accounts payables; however, the payables were mainly due to affiliates of the operating general partner. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The real estate tax, mortgage, and insurance payments are all current. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

In November 2014, the investment general partner transferred 50% of its interest in Gouverneur Senior Housing Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $529,091 and cash proceeds to the investment partnership of $34,999. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,999 were returned to cash reserves held by Series 39. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in December 2015 for the assumption of approximately $592,091 of the remaining outstanding mortgage balance and nominal consideration. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $29,999 as of December 31, 2014.

Series 40

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at December 31, 2014, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 40 reflects a net loss from Operating Partnerships of $(416,105) and $(636,973), respectively, which includes depreciation and amortization of $1,107,484 and $989,733, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year since 2007, including in 2014. As of December 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that have not been addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan that became personally recourse to one of the principals of the operating general partner.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of December 31, 2014, approximately $74,900 of the amount owed for 2011 had been paid with approximately $61,700 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, in 2014, 2013 and 2012, the operating general partner provided approximately $18,000 (unaudited), $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,344,400. As of December 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required $35,000 monthly installment payments for the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of December 31, 2014, payment of the monthly installments were in arrears for over one year with the Operating Partnership making partial payments of approximately $18,000 each month since October 2013. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $73,800, $143,700 and $61,700, respectively, had not been paid as of December 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2014.

Average occupancy at the property in 2014 was 82%, compared to 68% and 65% in 2013 and 2012, respectively. Occupancy steadily improved during 2014 reaching 95% as of December 31, 2014. The occupancy challenges at the property had been due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made in full since September 2013, the Operating Partnership has used the unpaid portion of the monthly mortgage payments to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for November 2014 was 15.7% compared to 6.7% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2014 and 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $7,100 and $65,000, respectively, from the operating general partner. Through December 31, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses had also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through December 31, 2014, utility expenses have correspondingly decreased.

In recent years and in 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $279,200 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs. The operating general partner has been proposing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of December 31, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $38,594 is equivalent to recapture and interest of $15 per 1,000 BACs.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit family property in Center, TX. During 2014, the property incurred expenses required by the Federal Housing Administration. The property was required to repair and replace accessibility features; these approved repairs have not been fully reimbursed from replacement reserves. As of December 2014, average occupancy at the property has remained at 75%, which is down from 86% in 2013. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The property continues to offer a move-in incentive to encourage qualified applicants to lease. The balance sheet shows insufficient cash to cover accounts payables; however, most payables are due to affiliated entities. A site inspection was conducted in November 2013 and the property received good ratings for its physical condition and excellent ratings for management. The operating general partner has stated that any cash flow deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Sedgwick Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. The property operated below breakeven due to insufficient rental rates, high expenses and high debt service. Despite high turnover due to a number of deaths and residents moving to assisted living facilities, average occupancy was high at 96% in 2013. In 2014 occupancy remains high averaging 95% through year end; however the property continues to operate just below breakeven due to insufficient rates. Management is reluctant to increase rents, as this is a senior property and residents are mostly on a fixed income stream (Social Security). Maintenance expenses increased due to plumbing supplies and costs associated with making units rent ready. The operating general partner was exploring refinancing options but found difficulties attracting lenders due to the size of the first permanent mortgage. The current lender has agreed to reduce the interest rate from 8.8% to 4%, but due to accelerated amortization, monthly debt service will not change. The real estate taxes, mortgage, and insurance payments are all current. The low income housing tax credit compliance period expires on December 31, 2016.

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. In 2013, the property operated below breakeven with an average occupancy of 71%. Through the fourth quarter of 2014 operations were above breakeven due to an increase in occupancy. Average occupancy as of December 2014 was 83%, and the property was 85% occupied in December. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. The onsite management team continued to offer a move-in incentive to encourage qualified applicants to lease. Operating expenses increased in 2014 primarily due to an increase in the property insurance premium. The balance sheet shows sufficient cash to cover accounts payable. The operating general partner has stated that any deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated below breakeven in 2013 due to low occupancy and continued to operate below breakeven through 2014 for the same reason. The December 2014 year-to-date average occupancy at the property is 74%, which is up from 61% in 2013. For part of 2014 the operating general partner struggled with finding a manager for the property. A new manager started in July, since then occupancy has increased, averaging 89% during the fourth quarter 2014. Marketing efforts include the distribution of fliers to local businesses and advertising in area newspapers. Management continues to offer a move-in incentive to encourage qualified applicants to lease. The balance sheet shows considerable accounts payable; however, they are due mainly to affiliated entities. A site inspection was conducted in March 2014, and the property received good ratings for its physical condition, management, and the overall score. The operating general partner stated that deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. High maintenance expenses have been an issue since 2012 due to the age of the property and increased unit turnover cost. Occupancy in 2014 averaged 93%, with lower traffic early in the year due to the harsh winter. Occupancy ended 2014 at 98%. Management has stated that market conditions are improving, although many applicants do not qualify for LIHTC housing because their incomes are too high. Concessions have continued in 2014 and Section 8 voucher rates have dropped. As a result of the reduction in rental revenues, the property is operating below breakeven year to date. The operating general partner is focused on reducing operating costs by refinancing the permanent mortgage, which has an 8.2% interest rate. The mortgage, property taxes, and insurance are current as of December 31, 2014. The low income housing tax credit compliance period expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. In March 2014, a resident was murdered onsite. Management reported that this was an isolated violent crime incident at the property but also noted the Hopkinsville area is a high crime area. As a counter measure, security was increased onsite through the employment of two security officers and management is exploring the installation of security cameras. The murder further compounded previous occupancy issues from a fire that occurred at the end of December 2013. The fire caused the death of a tenant's adult son and a total of four units going offline due to fire, smoke, and water damage. There were no injuries to other residents. All displaced residents temporarily relocated to live with family or moved into vacant units at the property. Fire related repairs completed in March 2014 at a total cost of $110,000, all of which was covered through insurance proceeds other than a $1,000 deductible. All certificates of occupancy were received, and the state issued notices that all issues were corrected. As the property is beyond the credit period, there will be no credit loss caused by the units being uninhabitable as of December 31, 2013. During 2013, operations declined below breakeven as a result of increased maintenance expenses. Despite averaging 95% for 2013, occupancy began to decline at the end of 2013 and into 2014. After falling to 76% in January 2014, physical occupancy has since significantly improved and finished December 2014 at 93%. The property is operating slightly above. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 41

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 41 reflects a net loss from Operating Partnerships of $(269,883) and $(648,980), respectively, which includes depreciation and amortization of $1,088,288 and $1,676,222, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. The property is located in a depressed rural area. The property was 67% occupied as of December 31, 2014. The low occupancy is the result of weak economic conditions in the area. Two of the units lost rental assistance from Rural Development several years ago because they were vacant for more than six months. It is now difficult to find tenants who can afford the rents of these two units without rental assistance. According to the operating general partner, there is little chance of regaining the lost rental assistance. As a result, the operating general partner has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. The property has historically suffered from low occupancy which has been the result of the weak economic conditions in the area. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased to 88% as of December 31, 2014. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Fulton, LP (Palisades Park) is a 16-unit family property in Fulton, IL. The property is located in a depressed rural area and receives rental assistance from Rural Development. Management has intensified its leasing efforts by using concessions and other incentives, such as one month rent free prorated over a 12-month lease. As a result of management's efforts, occupancy increased and the property was 94% occupied as of December 31, 2014. However, the property operated below breakeven through the fourth quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. The property is located in a depressed rural area. The property has historically suffered from low occupancy which has been the result of the weak economic conditions in the area. Occupancy was 83% as of December 31, 2014. The operating general partner has increased marketing by adding new signage and increasing the property's newspaper and on-line presence. The operating general partner is also using a tenant referral incentive to help increase occupancy. In addition, management has focused on reducing operating expenses. However, the property operated below breakeven through the fourth quarter of 2014. The mortgage, property taxes, and insurance are current. The low income housing tax credit compliance period expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. Through the fourth quarter of 2014, the property operated at breakeven as a result of improved occupancy, collections, and expense control by the new management agent that took over property operations on June 1, 2013. The property was 100% occupied as of December 31, 2014. During the third quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent order with the DOJ on December 18, 2013 in which the operating partnership agreed to make the required repairs. The repairs were broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. In addition, the operating general partner must complete various administrative tasks such as notifying previous tenants of the consent order. On September 29, 2014, the presiding judge signed the consent order. In November 2014, the operating general partner entered into a purchase and sale agreement to sell its interest in the operating partnership. The buyer, after proper due diligence and screening by the investment general partner, is forecasting the operating general partner transfer will take place in the second quarter of 2015. All mortgage, real estate tax, and insurance payments are current as of December 31, 2014.

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

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Through the fourth quarter of 2014, the property operated above breakeven due to decreased operating expenses and improved occupancy that averaged 91% by year end. Red Hill Apartments I has had difficulty in finding a good property manager. The property experienced high operating costs early in 2014 that were driven by contract labor costs associated with deferred maintenance repairs, including stairway work. These repairs were partially reimbursed from the replacement reserve. Low occupancy in previous quarters was due to numerous evictions as well as an ineffective property manager, who was replaced in December. Management has stated that the local economy is still relatively weak and job opportunities are limited, which has made it difficult to find qualified residents. The property is currently offering a move in special of $100 off the monthly rent for a 12 month lease. Marketing efforts also include the distribution of fliers to local businesses and advertising in area newspapers. The balance sheet for the property shows little operating cash and high accounts payables; however, the payables are mainly due to entities affiliated with the operating general partner. The operating general partner has stated that any deficits will be funded by deferring the management fee due to the affiliated management company. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2015.

Series 42

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 21 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 42 reflects a net loss from Operating Partnerships of $(141,925) and $(275,722), respectively, which includes depreciation and amortization of $1,246,081 and $1,308,459, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Commerce Parkway Limited Dividend Housing Associates (Park Meadows Apartments) is an 80-unit family property located in Gaylord, Michigan. The local market has suffered from a weak economy and significant job losses. In addition to the weak economy, there are two new LIHTC projects that recently opened in the market along with two others that are under construction. The two newly opened projects are located within three miles of Commerce Parkway and are contributing to the declining occupancy. In 2013, occupancy averaged 77% and the property operated below breakeven. In 2014, occupancy decreased to 65% before rebounding to 90% in August. The property ended 2014 89% occupied and operated below breakeven for the year. However, the increased occupancy has resulted in improved financial performance. The mortgage, taxes, and insurance are current. On December 31, 2011, the 15-year low income housing tax credit compliance period expired with respect to Commerce Parkway Limited Dividend Housing Associates.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and  cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively will be paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, LA. In 2013, the property operated below breakeven with an average occupancy of 84%. Through the fourth quarter of 2014 operations remained below breakeven. Average occupancy in 2014 was 89% and the property was 93% occupied in December 2014. Management stated that the local economy is stable; however, the obstacles contributing to the consistently low occupancy are twofold. The first is that casinos employ a large portion of the local population, and those employees typically have incomes that are too high to qualify for LIHTC housing. The second obstacle is leasing the property's second floor units. The manager stated that many applicants choose to rent at Wingfield I, located next to the property, because all of the units are at ground level, allowing easier access. Management continued to offer a move-in incentive in the third quarter to encourage qualified applicants to lease. The concession is an option to pay the security deposit, which is equal to one month's rent, over the first three months of occupancy rather than in a lump sum at move-in. The balance sheet shows considerable accounts payable, but they are due mainly to entities affiliated with the operating general partner. The operating general partner has stated that any operating deficits will be funded by deferring management fees and, if necessary, they will advance funds to the Operating Partnership. The investment general partner conducted a site visit in March 2014 and found the property in good condition. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. The property continued to operate below breakeven through the fourth quarter of 2014 as a result of low average occupancy and high unit turn costs. The property ended the quarter at 91% occupancy. During the fourth quarter of 2013, the investment general partner learned that the Operating Partnership was cited by the U.S. Department of Justice for failing to design and construct the property in accordance with American Disabilities Act requirements, the Fair Housing Act, and the Uniform Federal Accessibility Standards. The operating general partner entered into a consent order with the DOJ on December 18, 2013 in which the operating partnership agreed to make required repairs. The repairs have been broken into three categories, accessible pedestrian route retrofits, public and common use retrofits, and interior retrofits. Pedestrian routes and interior work must be corrected no later than 2 years from the date the consent order is signed by the presiding judge, and public and common areas must be corrected no later than eighteen (18) months from the date the consent order is signed by the presiding judge. The operating general partner must also complete various administrative tasks such as notifying previous tenants of the consent order. On September 29, 2014 the presiding judge signed the subject consent order. The investment general partner will work closely with the operating general partner to ensure that the consent order is addressed within the required timeframes. The investment general partner will also continue to encourage the management agent to implement more disciplined processes and procedures in an attempt to improve partnership operations. The operating general partner continues to fund deficits despite the expiration of his operating deficit guarantee. All mortgage, real estate tax, and insurance payments are current as of December 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. The property operated below breakeven through the fourth quarter of 2014 due to high operating expenses. Fluctuating occupancy seen in previous months has stabilized and occupancy ended the quarter at 91%. The operating general partner has stated that the fluctuating occupancy is a result of evictions for nonpayment of rent. No concessions are currently being offered. The property is marketed through rental websites, the local newspaper, and fliers to local businesses. Maintenance expenses over the year have included preventative property wide dryer vent and AC handler coil cleanouts and several one-time costs. These costs included property wide stair handrail repairs and a new property sign. Storm roof damage was also repaired. The replacement reserve only partially funded these expenses. The balance sheet for the partnership shows insufficient cash to cover accounts payable; however, payables are due mainly to entities affiliated to the operating general partner. The operating general partner has stated that any operating deficits will be funded by deferring related party management fees and, if necessary, they will advance funds to the Operating Partnership. All mortgage, tax, and insurance payments are current. The low income housing tax credit compliance period expires on December 31, 2016.

Series 43

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 43 reflects a net loss from Operating Partnerships of $(260,328) and $(291,508), respectively, which includes depreciation and amortization of $1,671,650 and $1,712,649, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property averaged 93% occupancy in 2013 but operated below breakeven. Occupancy as of December 31, 2014, was 97%. Through 2014, average physical occupancy was 96%. The property continues to operate below breakeven due to increased real estate taxes and fluctuating occupancy. The property struggles to generate cash flow as its effective rents are low and cannot support its expenses. The management company continues to market the available units by working closely with the housing authority and by employing various marketing efforts to attract qualified applicants. Marketing consists of advertisements in the local newspaper and distributing fliers to local business, churches, and schools. The mortgage, real estate taxes, insurance, and account payables are all current. The low income housing tax credit compliance period expires on December 31, 2017.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal, undocumented arrangement, $152,422, $59,662 and $60,717 was advanced from fund reserves in 2012, 2013 and 2014, respectively, to keep the mortgage current. For 2015, the operating general partner is forecasting breakeven operations; however, the larger challenge for this operating partnership in 2015 is the first mortgage maturity on September 1, 2015. In the late fourth quarter of 2014, a mortgage banker indicated that he thought a re-financing of the existing first mortgage balance was possible as a result of improved operations in the second half of 2014 and the low interest rate environment for commercial real estate loans. The investment general partner and the operating general partner are concerned that the limiting factor for the mortgage sizing will the appraised value of the apartment community rather than a debt service coverage test. Consequently, the operating general partner authorized the mortgage banker to order an appraisal of Alexander Mills. The appraisal report is expected to be completed in the first half of February at which time the total upfront costs (including possible principal pay down) of the refinancing can be determined. If the upfront costs for the re-financing are significant, it is not known whether the investment general partner and the operating general partner will be able to raise the capital needed to complete the refinancing. An alternative to the refinancing would be attempting to sell the property for at least the mortgage debt amount to a buyer who would agree to manage the property compliant with Section 42 of the Tax Code (in order to avoid recapture). To ensure a closing on a sale prior to September 1, 2015, a real estate broker should be engaged by the end of March 2015. Without a refinancing or a sale by September 1, 2015, the investment general partner expects that the current mortgage lender would initiate a foreclosure action soon after the maturity and complete the foreclosure sale in late in the third or fourth quarter of 2015. If foreclosure and resulting recapture occurs in 2015, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $644,248, equivalent to approximately $177 per 1,000 BACs.

During 2014, physical occupancy averaged 95% and operations were reported nominally below breakeven level. As a result, $60,717 was advanced in the first three quarters of 2014 from fund reserves to pay some of the accruing aged payables; no advances were made in the fourth quarter of 2014. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to a five and one half year low at 5.7% at the end of November 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession.

As a reminder, note that the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including the maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations may not support a re-financing at the current mortgage balance without raising significant new capital to pay the costs of the refinancing application and to cover the refinancing gap, there is a reasonable likelihood that a loan default and foreclosure will occur in 2015 (see recapture amounts disclosed above). That being said, the mortgage payment, real estate taxes and insurance payments were current as of December 31, 2014.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY.  The property operated at a deficit in 2012 and 2013 due to a bed bug issue that caused low occupancy and increased maintenance costs as well as an increase in bad debt. The 2013 deficit was funded by deferring required replacement reserve deposits and utilizing replacement reserve funds. The reserve funds were used for equipment replacement, carpet replacement, painting and unit turnover expense. Occupancy was 100% as of December 31, 2013 and remains strong at 100% as of December 31, 2014. Higher stabilized 2014 occupancy levels resulted in increased economic occupancy of above 90% versus 74% in 2013. The property operated above breakeven in the fourth quarter. As of December 31, 2014, there have been no reports or evidence of the recurring bed bug problems resulting in significantly reduced unit turnover. All mortgage, taxes and insurance are current through December 31, 2014. The operating deficit guarantee expired July 31, 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Series 44

As of December 31, 2014 and 2013, the average Qualified Occupancy was 100%. The series had a total of 8 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 44 reflects a net loss from Operating Partnerships of $(286,253) and $(875,844), respectively, which includes depreciation and amortization of $1,144,382 and $1,725,913, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In the first quarter 2011 there were signs that the local economy was improving as occupancy increased to 90% from 83% in the fourth quarter 2010 and negative cash flow declined to ($29,000) for the first quarter 2011. This improvement in market conditions continued during the remainder of 2011 as physical occupancy improved to average 95% for the last three quarters of 2011. During the third and fourth quarters of 2011, the property operated at a breakeven level. Although the rental market started to improve in the first half of 2011, and continued to improve in the second half of 2011 and through the first half of 2012, operations at Alexander Mills were not strong enough at the start of 2012 to pay debt service including amortization which re-started with the February 1, 2012 mortgage payment. The operating general partner forecasted a cash flow deficit of $150,000 to $180,000 in 2012. As calendar year 2012 began, the operating general partner and the investment general partner agreed to start the year funding deficits on a month by month basis by reducing the property management fee to 3% (from 5%) and making advances from fund reserves while monitoring the local apartment market. Under this informal, undocumented arrangement, $152,422, $59,662 and $60,717 was advanced from fund reserves in 2012, 2013 and 2014, respectively, to keep the mortgage current. For 2015, the operating general partner is forecasting breakeven operations; however, the larger challenge for this operating partnership in 2015 is the first mortgage maturity on September 1, 2015. In the late fourth quarter of 2014, a mortgage banker indicated that he thought a re-financing of the existing first mortgage balance was possible as a result of improved operations in the second half of 2014 and the low interest rate environment for commercial real estate loans. The investment general partner and the operating general partner are concerned that the limiting factor for the mortgage sizing will the appraised value of the apartment community rather than a debt service coverage test. Consequently, the operating general partner authorized the mortgage banker to order an appraisal of Alexander Mills. The appraisal report is expected to be completed in the first half of February at which time the total upfront costs (including possible principal pay down) of the refinancing can be determined. If the upfront costs for the re-financing are significant, it is not known whether the investment general partner and the operating general partner will be able to raise the capital needed to complete the refinancing. An alternative to the refinancing would be attempting to sell the property for at least the mortgage debt amount to a buyer who would agree to manage the property compliant with Section 42 of the Tax Code (in order to avoid recapture). To ensure a closing on a sale prior to September 1, 2015, a real estate broker should be engaged by the end of March 2015. Without a refinancing or a sale by September 1, 2015, the investment general partner expects that the current mortgage lender would initiate a foreclosure action soon after the maturity and complete the foreclosure sale in the late third or fourth quarter of 2015. If foreclosure and resulting recapture occurs in 2015, the Operating Partnership would have no remaining future tax credits to lose; however, it would incur recapture and interest penalty costs of $787,439, equivalent to approximately $291 per 1,000 BACs.

During 2014, physical occupancy averaged 95% and operations were reported nominally below breakeven level. As a result, $60,717 was advanced in the first three quarters of 2014 from fund reserves to pay some of the accruing aged payables; no advances were made in the fourth quarter of 2014. Below breakeven operations persist at Alexander Mills even though the unemployment rate in Gwinnett County has steadily declined from its peak in the low nine percent range in the second half of 2009 to a five and one half year low at 5.7% at the end of November 2014. This unemployment level in Gwinnett County is still higher than it was in late 2007 (i.e. the low four percent range) before the start of the Great Recession.

As a reminder, note that the operating general partner contacted the loan servicer in May 2011 to initiate conversations about extending the expiration date of the forbearance period or amending the mortgage loan terms in some other fashion. In June 2011, the loan was transferred to the special servicer to address the operating general partner's request. The investment general partner and the operating general partner negotiated with the special servicer throughout the fourth quarter of 2011; however, these negotiations were unsuccessful and the loan terms remained unchanged including the maturity date of September 1, 2015. Based on prior actions and commentary from the special servicer it seems unlikely that the lender will agree to a short term extension of the maturity date through the end of the compliance period on December 31, 2017. Since current property operations may not support a re-financing at the current mortgage balance without raising significant new capital to pay the costs of the refinancing application and to cover the refinancing gap, there is a reasonable likelihood that a loan default and foreclosure will occur in 2015 (see recapture amounts disclosed above). That being said, the mortgage payment, real estate taxes and insurance payments were current as of December 31, 2014.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Average occupancy in recent years has not been strong due to continued weakness in the local economy and the ineffectiveness of prior management. The property operated below breakeven in 2014, as well as in 2013 and 2012. In 2014 and 2013, negative operations were primarily due to lower net rental income from high vacancies, as well as increased bad debt and maintenance expenses. Negative operations have been financed by increases in accounts payable, draws from the replacement reserves as well as advances from fund reserves of $65,663 and $25,431 in 2014 and 2013, respectively. On March 26, 2013, the investment general partner removed the property management company affiliated with the operating general partner and replaced it with a third party property management company due to ineffective and underachieving operations as well as incomplete and untimely reporting by prior management. Average occupancy in 2014 was 83% compared to 79% and 82% in 2013 and 2012, respectively. Occupancy remained relatively low in 2014 and 2013 partly due to an increase in evictions resulting from the new third party management company not accepting partial rent payments as the previous manager had done. Due to the subject evictions the operating partnership incurred increased bad debt expense in both 2014 and 2013. Occupancy also remained low in 2013 due to the limited traffic flow of qualified applicants. The replacement property management company has had difficulty maintaining staff and replaced the site manager twice in 2014. In addition, the replacement property management company needed to overhaul and expanded its marketing efforts in an attempt to increase traffic flow to the property. In mid-January 2015, the operating general partner and the investment general partner decided to hire a different third party management company in an effort to improve operations and occupancy; the effective date of the management change will be February 1, 2015. Mortgage payments, real estate taxes and insurance are current as of December 31, 2014. The low income housing tax credit compliance period expires on December 31, 2018.

Series 45

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 45 reflects a net loss from Operating Partnerships of $(632,794) and $(848,448), respectively, which includes depreciation and amortization of $1,515,556 and $2,080,236 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. The project consists of three and four-bedroom single family rental homes, with a home ownership option available to qualifying tenants. Because the cost to build the project approximated the cost for a single-family development, construction of the project required a significant amount of debt. As a result, the rent structure required to support the project is high, with most tenants needing significant subsidies to afford the $900+/per month rents. Since the operating general partner does not have an affiliated property management company, the property has been managed since inception by third party property management agents. The property experienced a significant decline in operations and cash flow starting in the fourth quarter of 2006 and has struggled for a variety of reasons since then. Cash flow has been negative each year since 2007, including in 2014. As of December 31, 2014, Baldwin Villas had significant unpaid debt service obligations, accrued real estate taxes, and operating payables. It also has several deferred maintenance items that have not been addressed due to the property's weak operating cash flow and lack of reserves.

Since 2008, Baldwin Villas has had numerous monetary and technical defaults on its first mortgage debt. The Operating Partnership obtained the initial funding for this project from variable rate bonds issued by the state housing authority. These bonds were secured by an irrevocable letter of credit issued by a local bank. The letter of credit fee, which had been accruing at approximately $33,000 per quarter, totaled approximately $213,000 on August 30, 2011 when the letter of credit was drawn on and the bonds were redeemed at par. This event converted the original bond financing for the Operating Partnership to a traditional commercial real estate mortgage loan that became personally recourse to one of the principals of the operating general partner.

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

The operating general partner has an unlimited operating deficit guaranty to provide operating deficit advances to the Operating Partnership. In 2014, the operating general partner entered into an installment payment agreement with the local taxing authority to pay the 2011 outstanding real estate taxes, interest and penalties. As of December 31, 2014, approximately $74,900 of the amount owed for 2011 had been paid with approximately $61,700 remaining to be paid. In February 2013 and in February 2012, the operating general partner provided approximately $98,500 and $109,000, respectively, to pay in full the 2010 and 2009 outstanding real estate taxes, interest and penalties. In addition, in 2014, 2013 and 2012, the operating general partner provided approximately $18,000 (unaudited), $454,000, and $557,500, respectively, of operating deficit advances to Baldwin Villas primarily to satisfy certain required payment obligations of the New Mortgage Note and Settlement Agreement. From inception through December 31, 2014, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,344,400. As of December 31, 2014 certain required payments per the terms of the New Mortgage Note and Settlement Agreement had been made, others had not. The required $35,000 monthly installment payments for the New Mortgage Note and Settlement Agreement were made through September 2013; however, as of December 31, 2014, payment of the monthly installments were in arrears for over one year with the Operating Partnership making partial payments of approximately $18,000 each month since October 2013. In addition, the 2013, 2012 and 2011 real estate taxes and related interest and penalties, totaling approximately $73,800, $143,700 and $61,700, respectively, had not been paid as of December 31, 2014. The operating general partner indicated that the $200,000 installment payment outlined above and due on April 30, 2012 was paid; however, the $200,000 installment payment that was due on November 30, 2012 has not been paid. The operating general partner continues to negotiate with the lender on an exit strategy for the property (discussed further below). Despite several payment defaults per the terms of the New Mortgage Note and Settlement Agreement, the operating general partner reported that no default notice had been received from the lender by the Operating Partnership as of December 31, 2014.

Average occupancy at the property in 2014 was 82%, compared to 68% and 65% in 2013 and 2012, respectively. Occupancy steadily improved during 2014 reaching 95% as of December 31, 2014. The occupancy challenges at the property had been due in part to the continuing weakness in the local economy and limited job opportunities in the Pontiac area, as well as the lack of available capital to complete costly unit turns. However, since the $35,000 monthly installment payments required per the New Mortgage Note and Settlement Agreement have not been made in full since September 2013, the Operating Partnership has used the unpaid portion of the monthly mortgage payments to pay for unit turn costs. The reported unemployment rate in Pontiac, MI for November 2014 was 15.7% compared to 6.7% for the State of Michigan. In recent years Section 8 vouchers have again become available and as of December 31, 2014 approximately 60% of the property's rented units are occupied by Section 8 voucher holders.

The property has operated significantly below breakeven for the past several years. Operating expenses remain well above state averages due to the fact that the property consists of three and four-bedroom single-family houses. In 2008 - 2010, maintenance expenses were very high due to extremely costly unit turn expenses for these single-family houses. During 2011 and 2012 maintenance expenses declined due to lower occupancy, less cash flow and limited capital from the operating general partner to address the property's maintenance needs. In 2014 and 2013, management addressed the deferred maintenance in some vacant units making them rent ready with operating deficit advances of approximately $7,100 and $65,000, respectively, from the operating general partner. Through December 31, 2014, management has also been able to address the deferred maintenance in some vacant units and make them rent ready with funds available since the Settlement Agreement installment payments were not being made. Utility expenses had also been a problem at the property since late 2010 when occupancy started to decline and the Operating Partnership needing to pay for basic heating and lighting costs (rather than tenants) for the increased number of vacant units. With increased occupancy through December 31, 2014, utility expenses have correspondingly decreased.

In recent years and in 2014 the Operating Partnership has experienced significant negative operations. In 2013 and 2012, the Operating Partnership reported net cash flow of approximately ($598,039) and ($665,046), respectively, due to low occupancy and the resulting low rental revenue, high debt service payment requirements from the Settlement Agreement, and high real estate taxes. Negative operations were primarily funded by advances from the operating general partner, accrual of real estate taxes, and unpaid installment payments owed per the terms of the New Mortgage Note and Settlement Agreement.

Effective November 1, 2013 the operating general partner engaged a new third party management company in an effort to stabilize and improve property operations, as well as to assist the operating general partner with a potential exit and sales strategy (further discussed below).

The operating general partner indicated that it is negotiating with the lender to extend, re-structure, or pay off at a significant discount the New Mortgage Note that matured on June 30, 2013. As of December 31, 2014, the Operating Partnership remains current on its property insurance obligation. As noted previously, real estate taxes for 2013, 2012 and 2011 totaling approximately $279,200 remain unpaid. The operating general partner indicated that it did file appeals for the 2014 and 2013 real estate assessments; these appeals are currently pending. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations of the Settlement Agreement and real estate tax deficiencies, 2) pay down growing payables, and 3) fund deferred maintenance and unit turn costs. The operating general partner has been proposing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015. Despite the existence of numerous payment defaults per the terms of the New Mortgage Note and Settlement Agreement, as of December 31, 2014, the lender has not issued a formal default notice nor has it sought to appoint a receiver as per the terms of the "consent and confession judgments" noted above. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $11,378 is equivalent to recapture and interest of $3 per 1,000 BACs.

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

Series 46

As of December 31, 2014 and 2013, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2014, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2014 and 2013, Series 46 reflects a net loss from Operating Partnerships of $(693,766) and $(430,566), respectively, which includes depreciation and amortization of $1,062,168 and $998,258, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  The property has operated below breakeven since 2010 due to high operating expenses, specifically maintenance costs relating to bed bugs.  Occupancy averaged 97% in 2013 and has continued to remain strong at 98% as of December 31, 2014. Operations at the property fluctuated in 2013 and were below breakeven for the year due to sporadically high maintenance and administrative expenses. Through the beginning of 2014, bed bug exterminating costs continued to challenge the property; however, as of the fourth quarter, exterminating costs have significantly decreased, and as of December 31, 2014, are roughly 381% less than the prorated 2013 exterminating expense. The property continues to operate slightly below breakeven in 2014. Several changes have occurred to get the bed bug issue resolved. First, a new property manager was hired in January 2014. Second, the maintenance staff was trained extensively on how to monitor the units for early signs of infestations. All units undergo alternating monthly inspections, 63 units one month, and the remaining 63 units the following month. Third, as of March 2014, management terminated the previous costly contract with the company that was conducting the monthly heat treatments. The property has hired a new pest control company, and the maintenance staff spot treats the units with a steam and vacuum process. Lastly, to address the repeat infestations, management has paired up with the local Housing Authority and implemented a program for tenant behavior modification. This program is not only cost effective, but has also had a 100% success rate at another property in the operating general partner's portfolio. Tenants are required to attend an informative seminar about the bed bug epidemic, which teaches them how to spot, eliminate, and prevent future infestations. Thereafter, management follows up weekly with tenants. These seminars are required quarterly for all tenants, and are mandatory for all new move-ins. In addition, the Health Department in Kansas City is offering free informative classes about bed bugs to anyone who is interested, as this issue is affecting several properties in the area. As of December 2014, the bed bug issue has spread to ten units, of which, the tenants have been deemed re-offenders. Management has started the eviction process for two of these units. The maintenance staff is continuously treating these units, and further educating the tenants to resolve this issue. Although the operating deficit guarantee has expired, the operating general partner continues to fund deficits.  All mortgage, taxes and insurance are current.  The low income housing tax credit compliance period expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  This property experienced a minor decline in physical occupancy during the fourth quarter of 2014 due to one resident's death from natural causes, three move-outs and one offline unit requiring new flooring; average occupancy was 90%. Management is currently waiting on the contracted vendor's availability to begin work on the offline unit. The slight drop in occupancy and insufficient rents in addition to high real estate taxes, high interest rate mortgage debt, and increasing utility costs contributed to the property operating below breakeven during the fourth quarter of 2014. Furthermore, former management personnel were not diligent in raising rents to appropriate levels as dictated by the market conditions. In addition, they permitted tenants to convert to month to month leases after their initial 12 month lease terms expired. To create improved revenue certainty the current management team decided to attempt to convince tenants to sign 12 month leases. Notices explaining the new rental policy were delivered to existing tenants in late November and stated that beginning on January 1, 2015, and becoming effective on the tenant's recertification date, they can either sign a 12 month lease for a modest increase of $11.25/month or remain on a month to month lease for an additional $61.25/month. Despite many tenants expressing their displeasure with this new rental policy, most of the tenants are electing to sign 12 month leases rather than pay the higher month to month rental rate. Additionally, property operations and partnership financials have improved over 2013 results due to the cooperation of the bankruptcy court appointed receiver (i.e. the new manager of the operating managing member) and removal of the former principal from day to day management responsibilities due to his ongoing personal bankruptcy. The operating managing member reports that the monthly mortgage, real estate tax and insurance escrow payments are current as of December 31, 2014.

Deer Meadow Apartments, LP (Deer Meadow Apartments) is a 24-unit property in Tishomingo, OK. The property has low occupancy and below breakeven operations. Management reports that occupancy is 79% as of December 31, 2014. The operating general partner funded deficits by foregoing the payment of the required replacement reserve deposits. Although there is a healthy reserve balance at December 31, 2014 of $3,800 per unit, management has forecasted and budgeted capital needs for the next three years that would materially reduce this reserve account prior to the end of compliance. Mortgage, Tax and Insurance payments were current through December 31, 2014. The 15-year low income housing tax credit compliance period expires in 2018.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2014 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 13, 2015		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.