Form 10-Q
period 2015-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2015-08-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2015
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three Months	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-181

Item 3. Quantitative and Qualitative Disclosures About Market Risk	185

Item 4. Controls and Procedures	185

PART II OTHER INFORMATION

Item 1. Legal Proceedings	186

Item 1A. Risk Factors	186

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	186

Item 3. Defaults Upon Senior Securities	186

Item 4. Mine Safety Disclosures	186

Item 5. Other Information	186

Item 6. Exhibits	186

Signatures	187

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,727,768	$1,798,718

OTHER ASSETS
Cash and cash equivalents	24,141,139	23,720,352
Notes receivable	22,790	22,790
Other assets	203,083	412,350

	$26,094,780	$25,954,210

LIABILITIES

Accounts payable and accrued expenses	$173,363	$182,339
Accounts payable affiliates (Note C)	49,437,811	52,101,042
Capital contributions payable	587,465	587,465

	50,198,639	52,870,846

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,569,146 outstanding as of June 30, 2015 and March 31, 2015.	(16,696,601)	(19,481,250)
General Partner	(7,407,258)	(7,435,386)

	(24,103,859)	(26,916,636)

	$26,094,780	$25,954,210

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	234,403	310,195
Notes receivable	-	-
Other assets	-	-

	$234,403	$310,195

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,442,345	1,504,687
Capital contributions payable	-	-

	1,442,345	1,504,687

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,857,700 outstanding as of June 30, 2015 and March 31, 2015.	(887,611)	(874,295)
General Partner	(320,331)	(320,197)

	(1,207,942)	(1,194,492)

	$234,403	$310,195

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	448,232	127,394
Notes receivable	-	-
Other assets	3,000	3,000

	$451,232	$130,394

LIABILITIES

Accounts payable and accrued expenses	$8,000	$5,000
Accounts payable affiliates (Note C)	1,454,714	1,440,389
Capital contributions payable	-	-

	1,462,714	1,445,389

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of June 30, 2015 and March 31, 2015.	(839,416)	(1,139,894)
General Partner	(172,066)	(175,101)

	(1,011,482)	(1,314,995)

	$451,232	$130,394

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	114,299	117,048
Notes receivable	-	-
Other assets	-	-

	$114,299	$117,048

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,822,742	2,809,752
Capital contributions payable	9,352	9,352

	2,832,094	2,819,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,560,800 outstanding as of June 30, 2015 and March 31, 2015.	(2,471,534)	(2,455,952)
General Partner	(246,261)	(246,104)

	(2,717,795)	(2,702,056)

	$114,299	$117,048

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	213,500	205,359
Notes receivable	-	-
Other assets	-	-

	$213,500	$205,359

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,224,395	2,206,713
Capital contributions payable	-	-

	2,224,395	2,206,713

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,333,227 outstanding as of June 30, 2015 and March 31, 2015.	(1,705,940)	(1,696,494)
General Partner	(304,955)	(304,860)

	(2,010,895)	(2,001,354)

	$213,500	$205,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,065,705	1,005,871
Notes receivable	-	-
Other assets	-	80,040

	$1,065,705	$1,085,911

LIABILITIES

Accounts payable and accrued expenses	$-	$6,335
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	6,335

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,162,378 outstanding as of June 30, 2015 and March 31, 2015.	1,240,345	1,254,077
General Partner	(174,640)	(174,501)

	1,065,705	1,079,576

	$1,065,705	$1,085,911

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,802,393	3,811,919
Notes receivable	-	-
Other assets	1,250	1,250

	$3,803,643	$3,813,169

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,024,509 outstanding as of June 30, 2015 and March 31, 2015.	4,023,050	4,032,481
General Partner	(219,407)	(219,312)

	3,803,643	3,813,169

	$3,803,643	$3,813,169

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,029,933	3,013,320
Notes receivable	-	-
Other assets	-	69,000

	$3,029,933	$3,082,320

LIABILITIES

Accounts payable and accrued expenses	$4,960	$20,467
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,960	20,467

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,990,700 outstanding as of June 30, 2015 and March 31, 2015.	3,334,976	3,371,487
General Partner	(310,003)	(309,634)

	3,024,973	3,061,853

	$3,029,933	$3,082,320

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,017,478	1,051,663
Notes receivable	-	-
Other assets	-	-

	$1,017,478	$1,051,663

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,459,700 outstanding as of June 30, 2015 and March 31, 2015.	1,213,751	1,247,594
General Partner	(196,273)	(195,931)

	1,017,478	1,051,663

	$1,017,478	$1,051,663

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,950,243	5,774,634
Notes receivable	-	-
Other assets	1,250	1,250

	$6,951,493	$5,775,884

LIABILITIES

Accounts payable and accrued expenses	$3,000	$3,000
Accounts payable affiliates (Note C)	3,021	-
Capital contributions payable	-	-

	6,021	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,998,738 outstanding as of June 30, 2015 and March 31, 2015.	7,219,765	6,058,903
General Partner	(274,293)	(286,019)

	6,945,472	5,772,884

	$6,951,493	$5,775,884

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	371,758	501,274
Notes receivable	-	-
Other assets	-	-

	$371,758	$501,274

LIABILITIES

Accounts payable and accrued expenses	$5,000	$1,500
Accounts payable affiliates (Note C)	3,561,530	3,814,638
Capital contributions payable	8,235	8,235

	3,574,765	3,824,373

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,989,500 outstanding as of June 30, 2015 and March 31, 2015.	(2,832,330)	(2,951,221)
General Partner	(370,677)	(371,878)

	(3,203,007)	(3,323,099)

	$371,758	$501,274

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	300,381	322,775
Notes receivable	-	-
Other assets	500	51,500

	$300,881	$374,275

LIABILITIES

Accounts payable and accrued expenses	$600	$-
Accounts payable affiliates (Note C)	1,785,717	1,833,832
Capital contributions payable	105,139	105,139

	1,891,456	1,938,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,643,000 outstanding as of June 30, 2015 and March 31, 2015.	(1,347,613)	(1,321,993)
General Partner	(242,962)	(242,703)

	(1,590,575)	(1,564,696)

	$300,881	$374,275

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	679,529	3,106,480
Notes receivable	-	-
Other assets	25,000	25,000

	$704,529	$3,131,480

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	523,948	2,902,513
Capital contributions payable	66,294	66,294

	590,242	2,968,807

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,409,757 outstanding as of June 30, 2015 and March 31, 2015.	492,403	540,305
General Partner	(378,116)	(377,632)

	114,287	162,673

	$704,529	$3,131,480

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	252,466	354,807
Notes receivable	-	-
Other assets	-	-

	$252,466	$354,807

LIABILITIES

Accounts payable and accrued expenses	$-	$993
Accounts payable affiliates (Note C)	3,243,759	3,280,553
Capital contributions payable	1,229	1,229

	3,244,988	3,282,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,748,198 outstanding as of June 30, 2015 and March 31, 2015.	(2,556,233)	(2,492,325)
General Partner	(436,289)	(435,643)

	(2,992,522)	(2,927,968)

	$252,466	$354,807

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,322,038	281,704
Notes receivable	-	-
Other assets	-	-

	$1,322,038	$281,704

LIABILITIES

Accounts payable and accrued expenses	$6,403	$4,053
Accounts payable affiliates (Note C)	2,030,702	2,060,048
Capital contributions payable	69,154	69,154

	2,106,259	2,133,255

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of June 30, 2015 and March 31, 2015.	(550,599)	(1,607,256)
General Partner	(233,622)	(244,295)

	(784,221)	(1,851,551)

	$1,322,038	$281,704

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	379,145	838,027
Notes receivable	-	-
Other assets	-	-

	$379,145	$838,027

LIABILITIES

Accounts payable and accrued expenses	$5,000	$5,802
Accounts payable affiliates (Note C)	3,605,123	4,077,757
Capital contributions payable	-	-

	3,610,123	4,083,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,219 outstanding as of June 30, 2015 and March 31, 2015.	(2,898,279)	(2,912,687)
General Partner	(332,699)	(332,845)

	(3,230,978)	(3,245,532)

	$379,145	$838,027

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,143,175	231,626
Notes receivable	-	-
Other assets	-	-

	$1,143,175	$231,626

LIABILITIES

Accounts payable and accrued expenses	$9,400	$1,500
Accounts payable affiliates (Note C)	2,443,372	2,405,390
Capital contributions payable	-	-

	2,452,772	2,406,890

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,295,763 outstanding as of June 30, 2015 and March 31, 2015.	(1,014,476)	(1,871,486)
General Partner	(295,121)	(303,778)

	(1,309,597)	(2,175,264)

	$1,143,175	$231,626

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	429,889	430,583
Notes receivable	-	-
Other assets	-	-

	$429,889	$430,583

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,223,897	1,190,777
Capital contributions payable	-	-

	1,354,897	1,321,777

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,102,504 outstanding as of June 30, 2015 and March 31, 2015.	(737,095)	(703,619)
General Partner	(187,913)	(187,575)

	(925,008)	(891,194)

	$429,889	$430,583

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	351,459	345,467
Notes receivable	-	-
Other assets	-	-

	$351,459	$345,467

LIABILITIES

Accounts payable and accrued expenses	$-	$1,024
Accounts payable affiliates (Note C)	2,383,417	2,344,087
Capital contributions payable	138,438	138,438

	2,521,855	2,483,549

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of June 30, 2015 and March 31, 2015.	(1,933,128)	(1,901,137)
General Partner	(237,268)	(236,945)

	(2,170,396)	(2,138,082)

	$351,459	$345,467

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	281,811	280,864
Notes receivable	-	-
Other assets	-	-

	$281,811	$280,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,922,332	1,881,232
Capital contributions payable	-	-

	1,922,332	1,881,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of June 30, 2015 and March 31, 2015.	(1,405,831)	(1,366,080)
General Partner	(234,690)	(234,288)

	(1,640,521)	(1,600,368)

	$281,811	$280,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	167,380	166,118
Notes receivable	-	-
Other assets	-	-

	$167,380	$166,118

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,713,469	1,681,984
Capital contributions payable	-	-

	1,713,469	1,681,984

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,291,151 outstanding as of June 30, 2015 and March 31, 2015.	(1,334,186)	(1,304,265)
General Partner	(211,903)	(211,601)

	(1,546,089)	(1,515,866)

	$167,380	$166,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	93,812	97,731
Notes receivable	-	-
Other assets	-	-

	$93,812	$97,731

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,090,983	3,039,139
Capital contributions payable	102	102

	3,091,085	3,039,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,628,756 outstanding as of June 30, 2015 and March 31, 2015.	(2,742,356)	(2,687,151)
General Partner	(254,917)	(254,359)

	(2,997,273)	(2,941,510)

	$93,812	$97,731

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	205,760	158,957
Notes receivable	-	-
Other assets	1,218	1,218

	$206,978	$160,175

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,351,895	3,292,504
Capital contributions payable	100	100

	3,351,995	3,292,604

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of June 30, 2015 and March 31, 2015.	(2,864,398)	(2,851,936)
General Partner	(280,619)	(280,493)

	(3,145,017)	(3,132,429)

	$206,978	$160,175

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	434,198	420,023
Notes receivable	22,790	22,790
Other assets	51,003	90,963

	$507,991	$533,776

LIABILITIES

Accounts payable and accrued expenses	$-	$1,665
Accounts payable affiliates (Note C)	2,277,815	2,319,763
Capital contributions payable	73,433	73,433

	2,351,248	2,394,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of June 30, 2015 and March 31, 2015.	(1,583,886)	(1,601,536)
General Partner	(259,371)	(259,549)

	(1,843,257)	(1,861,085)

	$507,991	$533,776

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	417,329	354,147
Notes receivable	-	-
Other assets	85,341	85,341

	$502,670	$439,488

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,931,703	2,855,008
Capital contributions payable	99,265	99,265

	3,030,968	2,954,273

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of June 30, 2015 and March 31, 2015.	(2,181,494)	(2,168,116)
General Partner	(346,804)	(346,669)

	(2,528,298)	(2,514,785)

	$502,670	$439,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	14,363	9,744
Notes receivable	-	-
Other assets	30,733	-

	$45,096	$9,744

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,078,956	1,973,504
Capital contributions payable	-	-

	2,078,956	1,973,504

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of June 30, 2015 and March 31, 2015.	(1,776,073)	(1,706,674)
General Partner	(257,787)	(257,086)

	(2,033,860)	(1,963,760)

	$45,096	$9,744

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$824,580	$838,105

OTHER ASSETS
Cash and cash equivalents	163,457	147,398
Notes receivable	-	-
Other assets	-	-

	$988,037	$985,503

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,833,235	1,760,413
Capital contributions payable	16,724	16,724

	1,849,959	1,777,137

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of June 30, 2015 and March 31, 2015.	(499,641)	(430,056)
General Partner	(362,281)	(361,578)

	(861,922)	(791,634)

	$988,037	$985,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$903,188	$960,613

OTHER ASSETS
Cash and cash equivalents	257,003	255,224
Notes receivable	-	-
Other assets	3,788	3,788

	$1,163,979	$1,219,625

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,488,741	1,426,359
Capital contributions payable	-	-

	1,488,741	1,426,359

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,979,998 outstanding as of June 30, 2015 and March 31, 2015.	(58,772)	58,076
General Partner	(265,990)	(264,810)

	(324,762)	(206,734)

	$1,163,979	$1,219,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2015	2014

Income
Interest income	$13,703	$8,307
Other income	212,454	412,269

	226,157	420,576

Share of income (loss) from Operating Partnerships (Note D)	3,650,235	6,369,551

Expenses
Professional fees	119,700	125,455
Fund management fee, net (Note C)	863,134	937,358
Amortization	-	16,698
General and administrative expenses	80,781	83,598

	1,063,615	1,163,109

NET INCOME (LOSS)	$2,812,777	$5,627,018

Net income (loss) allocated to assignees	$2,784,649	$5,570,749

Net income (loss) allocated to general partner	$28,128	$56,269

Net income (loss) per BAC	$.03	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2015	2014

Income
Interest income	$135	$152
Other income	-	-

	135	152

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,480	3,820
Fund management fee, net (Note C)	6,855	18,746
Amortization	-	-
General and administrative expenses	3,250	3,640

	13,585	26,206

NET INCOME (LOSS)	$(13,450)	$(26,054)

Net income (loss) allocated to assignees	$(13,316)	$(25,793)

Net income (loss) allocated to general partner	$(134)	$(261)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2015	2014

Income
Interest income	$83	$82
Other income	-	-

	83	82

Share of income (loss) from Operating Partnerships (Note D)	323,096	-

Expenses
Professional fees	2,820	3,030
Fund management fee, net (Note C)	14,325	(20,675)
Amortization	-	-
General and administrative expenses	2,521	2,681

	19,666	(14,964)

NET INCOME (LOSS)	$303,513	$15,046

Net income (loss) allocated to assignees	$300,478	$14,896

Net income (loss) allocated to general partner	$3,035	$150

Net income (loss) per BAC	$.16	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2015	2014

Income
Interest income	$38	$43
Other income	-	284

	38	327

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,645	3,820
Fund management fee, net (Note C)	9,279	8,304
Amortization	-	-
General and administrative expenses	2,853	3,073

	15,777	15,197

NET INCOME (LOSS)	$(15,739)	$(14,870)

Net income (loss) allocated to assignees	$(15,582)	$(14,721)

Net income (loss) allocated to general partner	$(157)	$(149)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2015	2014

Income
Interest income	$67	$43
Other income	-	7,590

	67	7,633

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,975	3,820
Fund management fee, net (Note C)	2,453	22,180
Amortization	-	-
General and administrative expenses	3,180	3,400

	9,608	29,400

NET INCOME (LOSS)	$(9,541)	$(21,767)

Net income (loss) allocated to assignees	$(9,446)	$(21,549)

Net income (loss) allocated to general partner	$(95)	$(218)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2015	2014

Income
Interest income	$689	$641
Other income	1,680	1,680

	2,369	2,321

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,480	4,130
Fund management fee, net (Note C)	9,898	13,493
Amortization	-	-
General and administrative expenses	2,862	3,321

	16,240	20,944

NET INCOME (LOSS)	$(13,871)	$(18,623)

Net income (loss) allocated to assignees	$(13,732)	$(18,437)

Net income (loss) allocated to general partner	$(139)	$(186)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2015	2014

Income
Interest income	$2,853	$2,055
Other income	-	-

	2,853	2,055

Share of income (loss) from Operating Partnerships (Note D)	-	1,221,595

Expenses
Professional fees	3,315	3,345
Fund management fee, net (Note C)	5,934	8,459
Amortization	-	-
General and administrative expenses	3,130	3,717

	12,379	15,521

NET INCOME (LOSS)	$(9,526)	$1,208,129

Net income (loss) allocated to assignees	$(9,431)	$1,196,048

Net income (loss) allocated to general partner	$(95)	$12,081

Net income (loss) per BAC	$(.00)	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2015	2014

Income
Interest income	$1,415	$963
Other income	-	1,819

	1,415	2,782

Share of income (loss) from Operating Partnerships (Note D)	-	396,166

Expenses
Professional fees	6,120	7,285
Fund management fee, net (Note C)	28,615	(25,381)
Amortization	-	-
General and administrative expenses	3,560	4,184

	38,295	(13,912)

NET INCOME (LOSS)	$(36,880)	$412,860

Net income (loss) allocated to assignees	$(36,511)	$408,731

Net income (loss) allocated to general partner	$(369)	$4,129

Net income (loss) per BAC	$(.01)	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2015	2014

Income
Interest income	$879	$895
Other income	-	-

	879	895

Share of income (loss) from Operating Partnerships (Note D)	-	232,182

Expenses
Professional fees	3,810	5,315
Fund management fee, net (Note C)	28,358	32,235
Amortization	-	-
General and administrative expenses	2,896	3,276

	35,064	40,826

NET INCOME (LOSS)	$(34,185)	$192,251

Net income (loss) allocated to assignees	$(33,843)	$190,328

Net income (loss) allocated to general partner	$(342)	$1,923

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2015	2014

Income
Interest income	$4,327	$1,157
Other income	6,400	256,356

	10,727	257,513

Share of income (loss) from Operating Partnerships (Note D)	1,197,000	4,741,256

Expenses
Professional fees	5,295	5,390
Fund management fee, net (Note C)	26,455	2,765
Amortization	-	-
General and administrative expenses	3,389	3,431

	35,139	11,586

NET INCOME (LOSS)	$1,172,588	$4,987,183

Net income (loss) allocated to assignees	$1,160,862	$4,937,311

Net income (loss) allocated to general partner	$11,726	$49,872

Net income (loss) per BAC	$.29	$1.23

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2015	2014

Income
Interest income	$245	$187
Other income	-	-

	245	187

Share of income (loss) from Operating Partnerships (Note D)	153,500	-

Expenses
Professional fees	4,965	5,390
Fund management fee, net (Note C)	25,385	66,907
Amortization	-	-
General and administrative expenses	3,303	3,590

	33,653	75,887

NET INCOME (LOSS)	$120,092	$(75,700)

Net income (loss) allocated to assignees	$118,891	$(74,943)

Net income (loss) allocated to general partner	$1,201	$(757)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2015	2014

Income
Interest income	$199	$169
Other income	-	-

	199	169

Share of income (loss) from Operating Partnerships (Note D)	6,000	-

Expenses
Professional fees	4,800	4,605
Fund management fee, net (Note C)	24,515	36,387
Amortization	-	-
General and administrative expenses	2,763	2,795

	32,078	43,787

NET INCOME (LOSS)	$(25,879)	$(43,618)

Net income (loss) allocated to assignees	$(25,620)	$(43,182)

Net income (loss) allocated to general partner	$(259)	$(436)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2015	2014

Income
Interest income	$775	$352
Other income	-	-

	775	352

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,120	6,020
Fund management fee, net (Note C)	39,502	59,254
Amortization	-	-
General and administrative expenses	3,539	3,464

	49,161	68,738

NET INCOME (LOSS)	$(48,386)	$(68,386)

Net income (loss) allocated to assignees	$(47,902)	$(67,702)

Net income (loss) allocated to general partner	$(484)	$(684)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2015	2014

Income
Interest income	$106	$129
Other income	-	2,278

	106	2,407

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,470	4,445
Fund management fee, net (Note C)	56,622	59,728
Amortization	-	-
General and administrative expenses	3,568	3,614

	64,660	67,787

NET INCOME (LOSS)	$(64,554)	$(65,380)

Net income (loss) allocated to assignees	$(63,908)	$(64,726)

Net income (loss) allocated to general partner	$(646)	$(654)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2015	2014

Income
Interest income	$201	$139
Other income	-	2,777

	201	2,916

Share of income (loss) from Operating Partnerships (Note D)	1,097,000	-

Expenses
Professional fees	3,480	3,345
Fund management fee, net (Note C)	23,733	24,352
Amortization	-	-
General and administrative expenses	2,658	2,701

	29,871	30,398

NET INCOME (LOSS)	$1,067,330	$(27,482)

Net income (loss) allocated to assignees	$1,056,657	$(27,207)

Net income (loss) allocated to general partner	$10,673	$(275)

Net income (loss) per BAC	$.40	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2015	2014

Income
Interest income	$233	$70
Other income	16,763	4,731

	16,996	4,801

Share of income (loss) from Operating Partnerships (Note D)	37,000	-

Expenses
Professional fees	4,305	4,748
Fund management fee, net (Note C)	30,093	61,887
Amortization	-	-
General and administrative expenses	5,044	3,073

	39,442	69,708

NET INCOME (LOSS)	$14,554	$(64,907)

Net income (loss) allocated to assignees	$14,408	$(64,258)

Net income (loss) allocated to general partner	$146	$(649)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2015	2014

Income
Interest income	$240	$113
Other income	6,178	6,305

	6,418	6,418

Share of income (loss) from Operating Partnerships (Note D)	904,000	-

Expenses
Professional fees	3,810	4,105
Fund management fee, net (Note C)	37,982	46,520
Amortization	-	-
General and administrative expenses	2,959	3,050

	44,751	53,675

NET INCOME (LOSS)	$865,667	$(47,257)

Net income (loss) allocated to assignees	$857,010	$(46,784)

Net income (loss) allocated to general partner	$8,657	$(473)

Net income (loss) per BAC	$.26	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2015	2014

Income
Interest income	$267	$309
Other income	2,683	4,754

	2,950	5,063

Share of income (loss) from Operating Partnerships (Note D)	-	25,054

Expenses
Professional fees	3,810	3,660
Fund management fee, net (Note C)	30,378	28,710
Amortization	-	-
General and administrative expenses	2,576	2,566

	36,764	34,936

NET INCOME (LOSS)	$(33,814)	$(4,819)

Net income (loss) allocated to assignees	$(33,476)	$(4,771)

Net income (loss) allocated to general partner	$(338)	$(48)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2015	2014

Income
Interest income	$173	$164
Other income	9,240	14,770

	9,413	14,934

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,315	3,185
Fund management fee, net (Note C)	35,816	40,698
Amortization	-	-
General and administrative expenses	2,596	2,612

	41,727	46,495

NET INCOME (LOSS)	$(32,314)	$(31,561)

Net income (loss) allocated to assignees	$(31,991)	$(31,245)

Net income (loss) allocated to general partner	$(323)	$(316)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2015	2014

Income
Interest income	$82	$75
Other income	3,160	-

	3,242	75

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,810	3,660
Fund management fee, net (Note C)	36,900	41,100
Amortization	-	-
General and administrative expenses	2,685	2,657

	43,395	47,417

NET INCOME (LOSS)	$(40,153)	$(47,342)

Net income (loss) allocated to assignees	$(39,751)	$(46,869)

Net income (loss) allocated to general partner	$(402)	$(473)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2015	2014

Income
Interest income	$87	$79
Other income	3,160	-

	3,247	79

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,645	3,500
Fund management fee, net (Note C)	27,285	34,200
Amortization	-	-
General and administrative expenses	2,540	2,542

	33,470	40,242

NET INCOME (LOSS)	$(30,223)	$(40,163)

Net income (loss) allocated to assignees	$(29,921)	$(39,761)

Net income (loss) allocated to general partner	$(302)	$(402)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2015	2014

Income
Interest income	$25	$22
Other income	-	-

	25	22

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,800	4,605
Fund management fee, net (Note C)	48,504	48,504
Amortization	-	-
General and administrative expenses	2,484	2,605

	55,788	55,714

NET INCOME (LOSS)	$(55,763)	$(55,692)

Net income (loss) allocated to assignees	$(55,205)	$(55,135)

Net income (loss) allocated to general partner	$(558)	$(557)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2015	2014

Income
Interest income	$129	$117
Other income	36,109	9,229

	36,238	9,346

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,295	6,571
Fund management fee, net (Note C)	40,720	53,503
Amortization	-	-
General and administrative expenses	2,811	2,872

	48,826	62,946

NET INCOME (LOSS)	$(12,588)	$(53,600)

Net income (loss) allocated to assignees	$(12,462)	$(53,064)

Net income (loss) allocated to general partner	$(126)	$(536)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2015	2014

Income
Interest income	$142	$90
Other income	66,129	50,000

	66,271	50,090

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,625	6,726
Fund management fee, net (Note C)	40,228	38,109
Amortization	-	-
General and administrative expenses	2,590	2,704

	48,443	47,539

NET INCOME (LOSS)	$17,828	$2,551

Net income (loss) allocated to assignees	$17,650	$2,525

Net income (loss) allocated to general partner	$178	$26

Net income (loss) per BAC	$.01	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2015	2014

Income
Interest income	$129	$107
Other income	39,347	49,274

	39,476	49,381

Share of income (loss) from Operating Partnerships (Note D)	-	(5,425)

Expenses
Professional fees	5,955	5,705
Fund management fee, net (Note C)	44,122	54,360
Amortization	-	16,698
General and administrative expenses	2,912	3,055

	52,989	79,818

NET INCOME (LOSS)	$(13,513)	$(35,862)

Net income (loss) allocated to assignees	$(13,378)	$(35,503)

Net income (loss) allocated to general partner	$(135)	$(359)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2015	2014

Income
Interest income	$2	$5
Other income	-	-

	2	5

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,975	3,975
Fund management fee, net (Note C)	63,657	58,731
Amortization	-	-
General and administrative expenses	2,470	2,788

	70,102	65,494

NET INCOME (LOSS)	$(70,100)	$(65,489)

Net income (loss) allocated to assignees	$(69,399)	$(64,834)

Net income (loss) allocated to general partner	$(701)	$(655)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2015	2014

Income
Interest income	$42	$29
Other income	21,605	422

	21,647	451

Share of income (loss) from Operating Partnerships (Note D)	(13,525)	(122,563)

Expenses
Professional fees	6,945	6,810
Fund management fee, net (Note C)	68,513	64,940
Amortization	-	-
General and administrative expenses	2,952	3,272

	78,410	75,022

NET INCOME (LOSS)	$(70,288)	$(197,134)

Net income (loss) allocated to assignees	$(69,585)	$(195,163)

Net income (loss) allocated to general partner	$(703)	$(1,971)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2015	2014

Income
Interest income	$140	$120
Other income	-	-

	140	120

Share of income (loss) from Operating Partnerships (Note D)	(53,836)	(118,714)

Expenses
Professional fees	4,635	4,445
Fund management fee, net (Note C)	57,007	59,342
Amortization	-	-
General and administrative expenses	2,690	2,915

	64,332	66,702

NET INCOME (LOSS)	$(118,028)	$(185,296)

Net income (loss) allocated to assignees	$(116,848)	$(183,443)

Net income (loss) allocated to general partner	$(1,180)	$(1,853)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(19,481,250)	$(7,435,386)	$(26,916,636)

Net income (loss)	2,784,649	28,128	2,812,777

Partners' capital (deficit), June 30, 2015	$(16,696,601)	$(7,407,258)	$(24,103,859)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2015	$(874,295)	$(320,197)	$(1,194,492)

Net income (loss)	(13,316)	(134)	(13,450)

Partners' capital (deficit), June 30, 2015	$(887,611)	$(320,331)	$(1,207,942)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2015	$(1,139,894)	$(175,101)	$(1,314,995)

Net income (loss)	300,478	3,035	303,513

Partners' capital (deficit), June 30, 2015	$(839,416)	$(172,066)	$(1,011,482)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2015	$(2,455,952)	$(246,104)	$(2,702,056)

Net income (loss)	(15,582)	(157)	(15,739)

Partners' capital (deficit), June 30, 2015	$(2,471,534)	$(246,261)	$(2,717,795)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2015	$(1,696,494)	$(304,860)	$(2,001,354)

Net income (loss)	(9,446)	(95)	(9,541)

Partners' capital (deficit), June 30, 2015	$(1,705,940)	$(304,955)	$(2,010,895)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2015	$1,254,077	$(174,501)	$1,079,576

Net income (loss)	(13,732)	(139)	(13,871)

Partners' capital (deficit), June 30, 2015	$1,240,345	$(174,640)	$1,065,705

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2015	$4,032,481	$(219,312)	$3,813,169

Net income (loss)	(9,431)	(95)	(9,526)

Partners' capital (deficit), June 30, 2015	$4,023,050	$(219,407)	$3,803,643

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2015	$3,371,487	$(309,634)	$3,061,853

Net income (loss)	(36,511)	(369)	(36,880)

Partners' capital (deficit), June 30, 2015	$3,334,976	$(310,003)	$3,024,973

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2015	$1,247,594	$(195,931)	$1,051,663

Net income (loss)	(33,843)	(342)	(34,185)

Partners' capital (deficit), June 30, 2015	$1,213,751	$(196,273)	$1,017,478

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2015	$6,058,903	$(286,019)	$5,772,884

Net income (loss)	1,160,862	11,726	1,172,588

Partners' capital (deficit), June 30, 2015	$7,219,765	$(274,293)	$6,945,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2015	$(2,951,221)	$(371,878)	$(3,323,099)

Net income (loss)	118,891	1,201	120,092

Partners' capital (deficit), June 30, 2015	$(2,832,330)	$(370,677)	$(3,203,007)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2015	$(1,321,993)	$(242,703)	$(1,564,696)

Net income (loss)	(25,620)	(259)	(25,879)

Partners' capital (deficit), June 30, 2015	$(1,347,613)	$(242,962)	$(1,590,575)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2015	$540,305	$(377,632)	$162,673

Net income (loss)	(47,902)	(484)	(48,386)

Partners' capital (deficit), June 30, 2015	$492,403	$(378,116)	$114,287

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2015	$(2,492,325)	$(435,643)	$(2,927,968)

Net income (loss)	(63,908)	(646)	(64,554)

Partners' capital (deficit), June 30, 2015	$(2,556,233)	$(436,289)	$(2,992,522)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2015	$(1,607,256)	$(244,295)	$(1,851,551)

Net income (loss)	1,056,657	10,673	1,067,330

Partners' capital (deficit), June 30, 2015	$(550,599)	$(233,622)	$(784,221)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2015	$(2,912,687)	$(332,845)	$(3,245,532)

Net income (loss)	14,408	146	14,554

Partners' capital (deficit), June 30, 2015	$(2,898,279)	$(332,699)	$(3,230,978)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2015	$(1,871,486)	$(303,778)	$(2,175,264)

Net income (loss)	857,010	8,657	865,667

Partners' capital (deficit), June 30, 2015	$(1,014,476)	$(295,121)	$(1,309,597)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2015	$(703,619)	$(187,575)	$(891,194)

Net income (loss)	(33,476)	(338)	(33,814)

Partners' capital (deficit), June 30, 2015	$(737,095)	$(187,913)	$(925,008)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2015	$(1,901,137)	$(236,945)	$(2,138,082)

Net income (loss)	(31,991)	(323)	(32,314)

Partners' capital (deficit), June 30, 2015	$(1,933,128)	$(237,268)	$(2,170,396)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2015	$(1,366,080)	$(234,288)	$(1,600,368)

Net income (loss)	(39,751)	(402)	(40,153)

Partners' capital (deficit), June 30, 2015	$(1,405,831)	$(234,690)	$(1,640,521)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2015	$(1,304,265)	$(211,601)	$(1,515,866)

Net income (loss)	(29,921)	(302)	(30,223)

Partners' capital (deficit), June 30, 2015	$(1,334,186)	$(211,903)	$(1,546,089)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2015	$(2,687,151)	$(254,359)	$(2,941,510)

Net income (loss)	(55,205)	(558)	(55,763)

Partners' capital (deficit), June 30, 2015	$(2,742,356)	$(254,917)	$(2,997,273)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2015	$(2,851,936)	$(280,493)	$(3,132,429)

Net income (loss)	(12,462)	(126)	(12,588)

Partners' capital (deficit), June 30, 2015	$(2,864,398)	$(280,619)	$(3,145,017)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2015	$(1,601,536)	$(259,549)	$(1,861,085)

Net income (loss)	17,650	178	17,828

Partners' capital (deficit), June 30, 2015	$(1,583,886)	$(259,371)	$(1,843,257)

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2015	$(2,168,116)	$(346,669)	$(2,514,785)

Net income (loss)	(13,378)	(135)	(13,513)

Partners' capital (deficit), June 30, 2015	$(2,181,494)	$(346,804)	$(2,528,298)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2015	$(1,706,674)	$(257,086)	$(1,963,760)

Net income (loss)	(69,399)	(701)	(70,100)

Partners' capital (deficit), June 30, 2015	$(1,776,073)	$(257,787)	$(2,033,860)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2015	$(430,056)	$(361,578)	$(791,634)

Net income (loss)	(69,585)	(703)	(70,288)

Partners' capital (deficit), June 30, 2015	$(499,641)	$(362,281)	$(861,922)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2015	$58,076	$(264,810)	$(206,734)

Net income (loss)	(116,848)	(1,180)	(118,028)

Partners' capital (deficit), June 30, 2015	$(58,772)	$(265,990)	$(324,762)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2015	2014

Cash flows from operating activities:

Net income (loss)	$2,812,777	$5,627,018
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	16,698
Distributions from Operating Partnerships	3,589	4,207
Share of (income) loss from Operating Partnerships	(3,650,235)	(6,369,551)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(8,976)	24,428
Decrease (Increase) in other assets	(30,733)	(57,513)
(Decrease) Increase in accounts payable affiliates	(2,663,231)	1,135,182

Net cash (used in) provided by operating activities	(3,536,809)	380,469

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,957,596	6,588,905

Net cash (used in) provided by investing activities	3,957,596	6,588,905

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	420,787	6,969,374

Cash and cash equivalents, beginning	23,720,352	12,797,054

Cash and cash equivalents, ending	$24,141,139	$19,766,428

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(13,450)	$(26,054)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(62,342)	19,446

Net cash (used in) provided by operating activities	(75,792)	(6,608)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,792)	(6,608)

Cash and cash equivalents, beginning	310,195	204,785

Cash and cash equivalents, ending	$234,403	$198,177

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2015	2014

Cash flows from operating activities:
Net income (loss)	$303,513	$15,046
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(323,096)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	14,325	14,325

Net cash (used in) provided by operating activities	(2,258)	29,371

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	323,096	-

Net cash (used in) provided by investing activities	323,096	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	320,838	29,371

Cash and cash equivalents, beginning	127,394	116,749

Cash and cash equivalents, ending	$448,232	$146,120

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(15,739)	$(14,870)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	12,990	15,615

Net cash (used in) provided by operating activities	(2,749)	745

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,749)	745

Cash and cash equivalents, beginning	117,048	98,564

Cash and cash equivalents, ending	$114,299	$99,309

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(9,541)	$(21,767)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	17,682	22,680

Net cash (used in) provided by operating activities	8,141	913

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,141	913

Cash and cash equivalents, beginning	205,359	118,542

Cash and cash equivalents, ending	$213,500	$119,455

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(13,871)	$(18,623)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,335)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(20,206)	(18,623)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	80,040	-

Net cash (used in) provided by investing activities	80,040	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	59,834	(18,623)

Cash and cash equivalents, beginning	1,005,871	890,715

Cash and cash equivalents, ending	$1,065,705	$872,092

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(9,526)	$1,208,129
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,221,595)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	4,029
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(9,526)	(9,437)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,221,595

Net cash (used in) provided by investing activities	-	1,221,595

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,526)	1,212,158

Cash and cash equivalents, beginning	3,811,919	2,550,061

Cash and cash equivalents, ending	$3,802,393	$3,762,219

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(36,880)	$412,860
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(396,166)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(15,507)	10,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(52,387)	26,694

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	69,000	396,000

Net cash (used in) provided by investing activities	69,000	396,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,613	422,694

Cash and cash equivalents, beginning	3,013,320	2,510,330

Cash and cash equivalents, ending	$3,029,933	$2,933,024

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(34,185)	$192,251
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(232,182)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(44,238)

Net cash (used in) provided by operating activities	(34,185)	(79,169)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	230,000

Net cash (used in) provided by investing activities	-	230,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(34,185)	150,831

Cash and cash equivalents, beginning	1,051,663	1,049,687

Cash and cash equivalents, ending	$1,017,478	$1,200,518

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,172,588	$4,987,183
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,197,000)	(4,741,256)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,399
Decrease (Increase) in other assets	-	1,567
(Decrease) Increase in accounts payable affiliates	3,021	55,893

Net cash (used in) provided by operating activities	(21,391)	308,786

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,197,000	4,716,256

Net cash (used in) provided by investing activities	1,197,000	4,716,256

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,175,609	5,025,042

Cash and cash equivalents, beginning	5,774,634	515,862

Cash and cash equivalents, ending	$6,950,243	$5,540,904

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2015	2014

Cash flows from operating activities:

Net income (loss)	$120,092	$(75,700)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(153,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(253,108)	66,907

Net cash (used in) provided by operating activities	(283,016)	(8,793)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	153,500	-

Net cash (used in) provided by investing activities	153,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(129,516)	(8,793)

Cash and cash equivalents, beginning	501,274	224,155

Cash and cash equivalents, ending	$371,758	$215,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(25,879)	$(43,618)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(6,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	600	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(48,115)	38,787

Net cash (used in) provided by operating activities	(79,394)	(4,831)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	57,000	-

Net cash (used in) provided by investing activities	57,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,394)	(4,831)

Cash and cash equivalents, beginning	322,775	253,948

Cash and cash equivalents, ending	$300,381	$249,117

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(48,386)	$(68,386)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,378,565)	76,254

Net cash (used in) provided by operating activities	(2,426,951)	7,868

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,426,951)	7,868

Cash and cash equivalents, beginning	3,106,480	852,580

Cash and cash equivalents, ending	$679,529	$860,448

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(64,554)	$(65,380)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(993)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(36,794)	66,228

Net cash (used in) provided by operating activities	(102,341)	848

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,341)	848

Cash and cash equivalents, beginning	354,807	310,949

Cash and cash equivalents, ending	$252,466	$311,797

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,067,330	$(27,482)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,097,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,350	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(29,346)	30,852

Net cash (used in) provided by operating activities	(56,666)	3,370

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,097,000	-

Net cash (used in) provided by investing activities	1,097,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,040,334	3,370

Cash and cash equivalents, beginning	281,704	194,920

Cash and cash equivalents, ending	$1,322,038	$198,290

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2015	2014

Cash flows from operating activities:

Net income (loss)	$14,554	$(64,907)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(37,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(802)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(472,634)	61,887

Net cash (used in) provided by operating activities	(495,882)	(3,020)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	37,000	-

Net cash (used in) provided by investing activities	37,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(458,882)	(3,020)

Cash and cash equivalents, beginning	838,027	299,036

Cash and cash equivalents, ending	$379,145	$296,016

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2015	2014

Cash flows from operating activities:

Net income (loss)	$865,667	$(47,257)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(904,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,900	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	37,982	50,520

Net cash (used in) provided by operating activities	7,549	3,263

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	904,000	-

Net cash (used in) provided by investing activities	904,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	911,549	3,263

Cash and cash equivalents, beginning	231,626	278,190

Cash and cash equivalents, ending	$1,143,175	$281,453

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(33,814)	$(4,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(25,054)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	33,120	33,120

Net cash (used in) provided by operating activities	(694)	3,247

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	25,054

Net cash (used in) provided by investing activities	-	25,054

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(694)	28,301

Cash and cash equivalents, beginning	430,583	448,179

Cash and cash equivalents, ending	$429,889	$476,480

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(32,314)	$(31,561)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,024)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	39,330	51,216

Net cash (used in) provided by operating activities	5,992	19,655

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,992	19,655

Cash and cash equivalents, beginning	345,467	305,167

Cash and cash equivalents, ending	$351,459	$324,822

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(40,153)	$(47,342)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,100	41,100

Net cash (used in) provided by operating activities	947	(6,242)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	947	(6,242)

Cash and cash equivalents, beginning	280,864	236,887

Cash and cash equivalents, ending	$281,811	$230,645

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(30,223)	$(40,163)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	31,485	34,200

Net cash (used in) provided by operating activities	1,262	(5,963)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,262	(5,963)

Cash and cash equivalents, beginning	166,118	144,094

Cash and cash equivalents, ending	$167,380	$138,131

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(55,763)	$(55,692)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	51,844	51,757

Net cash (used in) provided by operating activities	(3,919)	(3,935)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,919)	(3,935)

Cash and cash equivalents, beginning	97,731	96,711

Cash and cash equivalents, ending	$93,812	$92,776

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(12,588)	$(53,600)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	59,391	59,391

Net cash (used in) provided by operating activities	46,803	5,791

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	46,803	5,791

Cash and cash equivalents, beginning	158,957	167,428

Cash and cash equivalents, ending	$205,760	$173,219

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2015	2014

Cash flows from operating activities:

Net income (loss)	$17,828	$2,551
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,665)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(41,948)	62,175

Net cash (used in) provided by operating activities	(25,785)	64,726

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	39,960	-

Net cash (used in) provided by investing activities	39,960	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,175	64,726

Cash and cash equivalents, beginning	420,023	266,762

Cash and cash equivalents, ending	$434,198	$331,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(13,513)	$(35,862)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	16,698
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	5,425
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(7,356)
(Decrease) Increase in accounts payable affiliates	76,695	76,695

Net cash (used in) provided by operating activities	63,182	55,600

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	63,182	55,600

Cash and cash equivalents, beginning	354,147	303,384

Cash and cash equivalents, ending	$417,329	$358,984

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(70,100)	$(65,489)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(30,733)	(51,724)
(Decrease) Increase in accounts payable affiliates	105,452	115,401

Net cash (used in) provided by operating activities	4,619	(1,812)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,619	(1,812)

Cash and cash equivalents, beginning	9,744	38,362

Cash and cash equivalents, ending	$14,363	$36,550

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(70,288)	$(197,134)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	13,525	122,563
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	72,822	72,589

Net cash (used in) provided by operating activities	16,059	(1,982)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	16,059	(1,982)

Cash and cash equivalents, beginning	147,398	126,153

Cash and cash equivalents, ending	$163,457	$124,171

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(118,028)	$(185,296)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,589	4,207
Share of (income) loss from Operating Partnerships	53,836	118,714
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	1,779	7

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	7

Cash and cash equivalents, beginning	255,224	194,854

Cash and cash equivalents, ending	$257,003	$194,861

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2015
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
June 30, 2015
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2015 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2015 and 2014, an impairment loss of $133,584 and $1,139,623, respectively, was recorded. As of March 31, 2015, acquisition costs were fully amortized or impaired.

Accumulated amortization of acquisition costs for Series 43 as of June 30, 2015 and 2014, are as follows:

	2015	2014
Series 43	-	150,282
	$ -	$150,282

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2015 and 2014, are as follows:

	2015	2014
Series 20	$ 8,238	$ 19,446
Series 21	14,325	14,325
Series 22	12,990	15,615
Series 23	17,682	22,680
Series 24	12,588	16,683
Series 25	5,934	8,459
Series 26	28,615	45,438
Series 27	38,358	44,235
Series 28	31,455	55,893
Series 29	25,385	66,907
Series 30	24,515	38,787
Series 31	47,002	76,254
Series 32	56,622	66,228
Series 33	23,733	30,852
Series 34	30,093	61,887
Series 35	37,982	50,520
Series 36	33,120	33,120
Series 37	39,330	51,216
Series 38	41,100	41,100
Series 39	31,485	34,200
Series 40	50,004	50,004
Series 41	59,391	59,391
Series 42	61,560	62,175
Series 43	76,695	76,695
Series 44	63,657	63,657
Series 45	70,800	70,800
Series 46	62,382	62,382
	$1,005,041	$1,238,949

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2015 and 2014 are as follows:
	2015	2014
Series 20	$ 70,580	$ -
Series 24	12,588	16,683
Series 25	5,934	8,459
Series 26	28,615	45,438
Series 27	38,358	88,473
Series 28	28,434	-
Series 29	278,493	-
Series 30	72,630	-
Series 31	2,425,567	-
Series 32	93,416	-
Series 33	53,079	-
Series 34	502,727	-
Series 42	103,508	-
	$3,713,929	$ 159,053

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2015 and 2014, the Fund has limited partnership interests in 297 and 354 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2015 and 2014 are as follows:

	2015	2014
Series 20	4	8
Series 21	3	4
Series 22	6	8
Series 23	9	11
Series 24	6	7
Series 25	4	5
Series 26	16	22
Series 27	7	9
Series 28	10	16
Series 29	9	17
Series 30	10	16
Series 31	19	22
Series 32	11	14
Series 33	5	8
Series 34	8	12
Series 35	7	10
Series 36	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	6	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	19	19
Series 42	20	21
Series 43	23	23
Series 44	8	8
Series 45	28	28
Series 46	15	15
	297	354

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2015 and 2014, are as follows:
	2015	2014
Series 22	$ 9,352	$ 9,352
Series 26	-	1,127
Series 27	-	7,838
Series 28	-	15,968
Series 29	8,235	8,235
Series 30	105,139	127,396
Series 31	66,294	66,294
Series 32	1,229	3,486
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$587,465	$636,912

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2015 the Fund disposed of nine Operating Partnerships. A summary of the dispositions by Series for June 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 21	1	-	$323,096	$323,096
Series 24	-	-	80,040	-
Series 26	1	-	69,000	-
Series 28	1	-	1,197,000	1,197,000
Series 29	-	1	153,500	153,500
Series 30	1	-	57,000	6,000
Series 33	1	-	1,097,000	1,097,000
Series 34	1	-	37,000	37,000
Series 35	1	1	904,000	904,000
Series 42	-	-	39,960	-
Total	7	2	$3,957,596	$3,717,596

* Fund proceeds from disposition include $80,040, $69,000, $51,000 and $39,960, for Series 24, Series 26, Series 30 and Series 42, respectively, recorded as a receivable as of March 31, 2015.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2015.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2015	2014

Revenues
Rental	$ 24,122,148	$ 29,398,505
Interest and other	649,330	789,309
	24,771,478	30,187,814

Expenses
Interest	4,308,164	5,205,191
Depreciation and amortization	6,415,732	8,352,808
Operating expenses	16,785,273	20,387,995
	27,509,169	33,945,994

NET LOSS	$ (2,737,691)	$ (3,758,180)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,710,313)	$ (3,720,595)

Net loss allocated to other Partners	$ (27,378)	$ (37,585)

* Amounts include $(2,642,952) and $(3,473,893) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2015	2014
Revenues
Rental	$ 210,550	$ 455,802
Interest and other	8,827	18,313
	219,377	474,115

Expenses
Interest	23,642	90,941
Depreciation and amortization	50,644	131,612
Operating expenses	150,061	382,175
	224,347	604,728

NET LOSS	$ (4,970)	$ (130,613)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,920)	$ (129,307)

Net loss allocated to other Partners	$ (50)	$ (1,306)

* Amounts include $(4,920) and $(129,307) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2015	2014
Revenues
Rental	$ 186,127	$ 472,382
Interest and other	1,527	5,775
	187,654	478,157

Expenses
Interest	26,766	122,484
Depreciation and amortization	31,425	78,762
Operating expenses	129,816	294,041
	188,007	495,287

NET LOSS	$ (353)	$ (17,130)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (349)	$ (16,959)

Net loss allocated to other Partners	$ (4)	$ (171)

* Amounts include $(349) and $(16,959) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2015	2014
Revenues
Rental	$ 316,462	$ 377,666
Interest and other	6,870	11,454
	323,332	389,120

Expenses
Interest	50,636	69,012
Depreciation and amortization	72,911	87,225
Operating expenses	224,303	285,714
	347,850	441,951

NET LOSS	$ (24,518)	$ (52,831)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (24,273)	$ (52,303)

Net loss allocated to other Partners	$ (245)	$ (528)

* Amounts include $(24,273) and $(52,303) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2015	2014
Revenues
Rental	$ 836,752	$ 768,587
Interest and other	24,767	31,082
	861,519	799,669

Expenses
Interest	113,187	123,125
Depreciation and amortization	216,657	178,819
Operating expenses	614,988	584,298
	944,832	886,242

NET LOSS	$ (83,313)	$ (86,573)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (82,479)	$ (85,706)

Net loss allocated to other Partners	$ (834)	$ (867)

* Amounts include $(82,479) and $(85,706) for 2015 and 2014, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2015	2014
Revenues
Rental	$ 249,137	$ 286,615
Interest and other	4,538	4,437
	253,675	291,052

Expenses
Interest	23,719	34,720
Depreciation and amortization	69,058	80,376
Operating expenses	197,905	219,241
	290,682	334,337

NET LOSS	$ (37,007)	$ (43,285)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (36,637)	$ (42,852)

Net loss allocated to other Partners	$ (370)	$ (433)

* Amounts include $(36,637) and $(42,852) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2015	2014
Revenues
Rental	$ 211,094	$ 237,018
Interest and other	3,221	4,451
	214,315	241,469

Expenses
Interest	34,116	38,469
Depreciation and amortization	38,832	67,323
Operating expenses	149,488	156,776
	222,436	262,568

NET LOSS	$ (8,121)	$ (21,099)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (8,040)	$ (20,888)

Net loss allocated to other Partners	$ (81)	$ (211)

* Amounts include $(8,040) and $(20,888) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2015	2014
Revenues
Rental	$ 697,669	$ 905,408
Interest and other	12,616	18,706
	710,285	924,114

Expenses
Interest	107,767	122,241
Depreciation and amortization	171,190	275,742
Operating expenses	569,417	737,004
	848,374	1,134,987

NET LOSS	$ (138,089)	$ (210,873)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (136,708)	$ (208,764)

Net loss allocated to other Partners	$ (1,381)	$ (2,109)

* Amounts include $(136,708) and $(208,764) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2015	2014
Revenues
Rental	$ 1,057,831	$ 1,126,919
Interest and other	15,553	28,732
	1,073,384	1,155,651

Expenses
Interest	214,189	235,822
Depreciation and amortization	220,062	252,049
Operating expenses	655,121	755,332
	1,089,372	1,243,203

NET LOSS	$ (15,988)	$ (87,552)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (15,828)	$ (86,676)

Net loss allocated to other Partners	$ (160)	$ (876)

* Amounts include $(15,828) and $(86,676) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2015	2014
Revenues
Rental	$ 526,810	$ 1,156,404
Interest and other	9,281	21,660
	536,091	1,178,064

Expenses
Interest	43,134	131,567
Depreciation and amortization	182,846	377,166
Operating expenses	425,598	802,155
	651,578	1,310,888

NET LOSS	$ (115,487)	$ (132,824)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (114,332)	$ (131,496)

Net loss allocated to other Partners	$ (1,155)	$ (1,328)

* Amounts include $(114,332) and $(131,496) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2015	2014
Revenues
Rental	$ 512,625	$ 1,511,882
Interest and other	47,467	43,975
	560,092	1,555,857

Expenses
Interest	105,040	255,825
Depreciation and amortization	139,851	530,949
Operating expenses	422,748	1,001,753
	667,639	1,788,527

NET LOSS	$ (107,547)	$ (232,670)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (106,472)	$ (230,343)

Net loss allocated to other Partners	$ (1,075)	$ (2,327)

* Amounts include $(106,472) and $(230,343) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2015	2014
Revenues
Rental	$ 777,196	$ 1,170,681
Interest and other	11,165	16,822
	788,361	1,187,503

Expenses
Interest	76,532	147,232
Depreciation and amortization	146,116	260,902
Operating expenses	628,796	973,235
	851,444	1,381,369

NET LOSS	$ (63,083)	$ (193,866)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (62,452)	$ (191,927)

Net loss allocated to other Partners	$ (631)	$ (1,939)

* Amounts include $(62,452) and $(191,927) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2015	2014
Revenues
Rental	$ 1,418,086	$ 2,399,552
Interest and other	41,257	85,519
	1,459,343	2,485,071

Expenses
Interest	169,297	333,358
Depreciation and amortization	314,868	670,334
Operating expenses	1,121,866	1,713,648
	1,606,031	2,717,340

NET LOSS	$ (146,688)	$ (232,269)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (145,221)	$ (229,946)

Net loss allocated to other Partners	$ (1,467)	$ (2,323)

* Amounts include $(145,221) and $(229,946) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2015	2014
Revenues
Rental	$ 1,185,949	$ 1,358,815
Interest and other	36,908	54,886
	1,222,857	1,413,701

Expenses
Interest	240,075	254,963
Depreciation and amortization	423,632	513,367
Operating expenses	803,146	947,043
	1,466,853	1,715,373

NET LOSS	$ (243,996)	$ (301,672)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (241,556)	$ (298,655)

Net loss allocated to other Partners	$ (2,440)	$ (3,017)

* Amounts include $(241,556) and $(298,655) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2015	2014
Revenues
Rental	$ 339,761	$ 688,602
Interest and other	9,074	19,467
	348,835	708,069

Expenses
Interest	55,051	141,616
Depreciation and amortization	105,019	229,209
Operating expenses	225,555	465,812
	385,625	836,637

NET LOSS	$ (36,790)	$ (128,568)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (36,422)	$ (127,282)

Net loss allocated to other Partners	$ (368)	$ (1,286)

* Amounts include $(36,422) and $(127,282) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2015	2014
Revenues
Rental	$ 687,500	$ 1,366,358
Interest and other	20,080	34,560
	707,580	1,400,918

Expenses
Interest	113,505	191,109
Depreciation and amortization	171,254	469,635
Operating expenses	469,672	981,469
	754,431	1,642,213

NET LOSS	$ (46,851)	$ (241,295)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (46,382)	$ (238,882)

Net loss allocated to other Partners	$ (469)	$ (2,413)

* Amounts include $(46,382) and $(238,882) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2015	2014
Revenues
Rental	$ 782,421	$ 1,127,641
Interest and other	30,501	41,752
	812,922	1,169,393

Expenses
Interest	157,142	195,502
Depreciation and amortization	229,096	349,834
Operating expenses	473,383	706,211
	859,621	1,251,547

NET LOSS	$ (46,699)	$ (82,154)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (46,232)	$ (81,332)

Net loss allocated to other Partners	$ (467)	$ (822)

* Amounts include $(46,232) and $(81,332) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2015	2014
Revenues
Rental	$ 755,337	$ 742,396
Interest and other	12,077	15,338
	767,414	757,734

Expenses
Interest	135,444	139,311
Depreciation and amortization	223,028	209,029
Operating expenses	535,236	489,490
	893,708	837,830

NET LOSS	$ (126,294)	$ (80,096)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (125,031)	$ (79,295)

Net loss allocated to other Partners	$ (1,263)	$ (801)

* Amounts include $(125,031) and $(79,295) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2015	2014
Revenues
Rental	$ 979,753	$ 1,137,309
Interest and other	20,056	26,421
	999,809	1,163,730

Expenses
Interest	204,446	174,250
Depreciation and amortization	283,860	337,691
Operating expenses	783,797	946,451
	1,272,103	1,458,392

NET LOSS	$ (272,294)	$ (294,662)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (269,571)	$ (291,715)

Net loss allocated to other Partners	$ (2,723)	$ (2,947)

* Amounts include $(269,571) and $(291,715) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2015	2014
Revenues
Rental	$ 925,671	$ 951,294
Interest and other	25,348	20,770
	951,019	972,064

Expenses
Interest	171,918	184,014
Depreciation and amortization	245,242	243,943
Operating expenses	641,772	592,524
	1,058,932	1,020,481

NET LOSS	$ (107,913)	$ (48,417)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (106,834)	$ (47,933)

Net loss allocated to other Partners	$ (1,079)	$ (484)

* Amounts include $(106,834) and $(47,933) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2015	2014
Revenues
Rental	$ 682,961	$ 697,952
Interest and other	30,474	21,580
	713,435	719,532

Expenses
Interest	122,779	131,620
Depreciation and amortization	196,102	197,777
Operating expenses	537,744	544,512
	856,625	873,909

NET LOSS	$ (143,190)	$ (154,377)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (141,758)	$ (152,833)

Net loss allocated to other Partners	$ (1,432)	$ (1,544)

* Amounts include $(141,758) and $(152,833) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2015	2014
Revenues
Rental	$ 1,078,979	$ 1,023,102
Interest and other	39,482	26,197
	1,118,461	1,049,299

Expenses
Interest	224,002	204,466
Depreciation and amortization	320,526	268,786
Operating expenses	736,881	732,846
	1,281,409	1,206,098

NET LOSS	$ (162,948)	$ (156,799)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (161,319)	$ (155,231)

Net loss allocated to other Partners	$ (1,629)	$ (1,568)

* Amounts include $(161,319) and $(155,231) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2015	2014
Revenues
Rental	$ 1,455,639	$ 1,403,193
Interest and other	38,991	35,027
	1,494,630	1,438,220

Expenses
Interest	286,370	283,929
Depreciation and amortization	370,559	360,227
Operating expenses	936,889	898,162
	1,593,818	1,542,318

NET LOSS	$ (99,188)	$ (104,098)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (98,196)	$ (103,057)

Net loss allocated to other Partners	$ (992)	$ (1,041)

* Amounts include $(98,196) and $(103,057) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2015	2014
Revenues
Rental	$ 1,553,147	$ 1,566,628
Interest and other	63,337	61,605
	1,616,484	1,628,233

Expenses
Interest	306,400	297,270
Depreciation and amortization	408,078	415,854
Operating expenses	994,744	973,628
	1,709,222	1,686,752

NET LOSS	$ (92,738)	$ (58,519)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (91,811)	$ (57,934)

Net loss allocated to other Partners	$ (927)	$ (585)

* Amounts include $(91,811) and $(57,934) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2015	2014
Revenues
Rental	$ 1,955,258	$ 1,924,225
Interest and other	42,677	61,516
	1,997,935	1,985,741

Expenses
Interest	342,836	313,111
Depreciation and amortization	549,685	545,949
Operating expenses	1,253,321	1,270,964
	2,145,842	2,130,024

NET LOSS	$ (147,907)	$ (144,283)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (146,428)	$ (142,840)

Net loss allocated to other Partners	$ (1,479)	$ (1,443)

* Amounts include $(146,428) and $(137,415) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2015	2014
Revenues
Rental	$ 1,487,031	$ 1,451,376
Interest and other	36,013	31,859
	1,523,044	1,483,235

Expenses
Interest	399,238	407,160
Depreciation and amortization	385,784	380,591
Operating expenses	852,959	806,806
	1,637,981	1,594,557

NET LOSS	$ (114,937)	$ (111,322)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,788)	$ (110,209)

Net loss allocated to other Partners	$ (1,149)	$ (1,113)

* Amounts include $(113,788) and $(110,209) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2015	2014
Revenues
Rental	$ 1,807,037	$ 1,707,070
Interest and other	30,452	30,055
	1,837,489	1,737,125

Expenses
Interest	250,958	277,250
Depreciation and amortization	499,315	493,165
Operating expenses	1,328,026	1,227,896
	2,078,299	1,998,311

NET LOSS	$ (240,810)	$ (261,186)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (238,402)	$ (258,574)

Net loss allocated to other Partners	$ (2,408)	$ (2,612)

* Amounts include $(224,877) and $(136,011) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2015	2014
Revenues
Rental	$ 1,445,365	$ 1,383,628
Interest and other	26,771	17,350
	1,472,136	1,400,978

Expenses
Interest	309,975	304,824
Depreciation and amortization	350,092	346,492
Operating expenses	922,041	898,809
	1,582,108	1,550,125

NET LOSS	$ (109,972)	$ (149,147)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (108,872)	$ (147,656)

Net loss allocated to other Partners	$ (1,100)	$ (1,491)

* Amounts include $(55,036) and $(28,942) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2015

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2015 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2011 remain open.

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Fund has entered into an agreement to sell or transfer the interest in thirteen operating limited partnerships. The estimated sale or transfer price and other terms for the dispositions of the operating limited partnerships has been determined. The estimated proceeds to be received for the operating limited partnerships are $6,367,915. The estimated gain on the sale or transfer of the operating limited partnerships are $6,260,404 and is expected to be recognized in the second quarter of fiscal year ending March 31, 2016.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2015 were $1,005,041 and total fund management fees accrued as of June 30, 2015 were $47,919,880. During the three months ended June 30, 2015, $3,713,929 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2015, an affiliate of the general partner of the Fund advanced a total of $1,517,931 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2015, $45,657 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2015, are as follows:

	Current
	Period	Total

Series 33	$ -	$ 54,660
Series 34	-	133,578
Series 39	-	220,455
Series 40	1,840	372,244
Series 41	-	359,757
Series 42	-	221,615
Series 44	41,795	130,415
Series 45	2,022	25,207
	$45,657	$1,517,931

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2015.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2015, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 11 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2015, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2015, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 2 Operating Partnerships in the amount of $9,352 as of June 30, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 13 of the Operating Partnerships and 9 remain.

Prior to the quarter ended June 30, 2015, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2015, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2015, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 29 of the Operating Partnerships and 16 remain.

Prior to the quarter ended June 30, 2015, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 9 of the Operating Partnerships and 7 remain.

Prior to the quarter ended June 30, 2015, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 16 of the Operating Partnerships and 10 remain.

Prior to the quarter ended June 30, 2015, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 13 of the Operating Partnerships and 9 remain.

During the quarter ended June 30, 2015, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of June 30, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 10 of the Operating Partnerships and 10 remain.

During the quarter ended June 30, 2015, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of June 30, 2015. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 8 of the Operating Partnerships and 19 remain.

During the quarter ended June 30, 2015, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2015. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 6 of the Operating Partnerships and 11 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2015, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of June 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2015, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 6 of the Operating Partnerships and 8 remain.

Prior to the quarter ended June 30, 2015, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 4 of the Operating Partnerships and 7 remain.

Prior to the quarter ended June 30, 2015, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended June 30, 2015, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 1 of the Operating Partnerships and 6 remain.

During the quarter ended June 30, 2015, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2015, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492 as of June 30, 2015. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2015, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772 as of June 30, 2015. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2015, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2015, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 3 of the Operating Partnerships and 20 remain.

During the quarter ended June 30, 2015, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2015, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of June 30, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended June 30, 2015, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2015, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2015, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2015 and 2014, the Fund held limited partnership interests in 297 and 354 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2015, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 8,238	$ 1,383	$ 6,855
Series 21	14,325	-	14,325
Series 22	12,990	3,711	9,279
Series 23	17,682	15,229	2,453
Series 24	12,588	2,690	9,898
Series 25	5,934	-	5,934
Series 26	28,615	-	28,615
Series 27	38,358	10,000	28,358
Series 28	31,455	5,000	26,455
Series 29	25,385	-	25,385
Series 30	24,515	-	24,515
Series 31	47,002	7,500	39,502
Series 32	56,622	-	56,622
Series 33	23,733	-	23,733
Series 34	30,093	-	30,093
Series 35	37,982	-	37,982
Series 36	33,120	2,742	30,378
Series 37	39,330	3,514	35,816
Series 38	41,100	4,200	36,900
Series 39	31,485	4,200	27,285
Series 40	50,004	1,500	48,504
Series 41	59,391	18,671	40,720
Series 42	61,560	21,332	40,228
Series 43	76,695	32,573	44,122
Series 44	63,657	-	63,657
Series 45	70,800	2,287	68,513
Series 46	62,382	5,375	57,007
	$1,005,041	$141,907	$863,134

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 20 reflects a net loss from Operating Partnerships of $(4,970) and $(130,613), respectively, which includes depreciation and amortization of $50,644 and $131,612, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2014, the investment general partner transferred its interest in Northfield Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,609,616 and cash proceeds to the investment partnership of $121,186. Of the total proceeds received, $119,686 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $1,500 was paid to BCAMLP for expenses related to the transfer, which included third party legal costs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of December 31, 2014.

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

Series 21

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 21 reflects a net loss from Operating Partnerships of $(353) and $(17,130), respectively, which includes depreciation and amortization of $31,425 and $78,762, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2015, the investment general partner transferred its interest in Centrum - Fairfax Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,185,225 and cash proceeds to the investment partnership of $331,096. Of the total proceeds received, $8,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $323,096 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $323,096 as of June 30, 2015.

Series 22

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 22 reflects a net loss from Operating Partnerships of $(24,518) and $(52,831), respectively, which includes depreciation and amortization of $72,911 and $87,225, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Elks Tower Limited Partnership

Series 23

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 23 reflects a net loss from Operating Partnerships of $(83,313) and $(86,573), respectively, which includes depreciation and amortization of $216,657 and $178,819, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Colonna Redevelopment Company

Village Woods Estates, L.P.

Series 24

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 24 reflects a net loss from Operating Partnerships of $(37,007) and $(43,285), respectively, which includes depreciation and amortization of $69,058 and $80,376, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves.

Series 25

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 25 reflects a net loss from Operating Partnerships of $(8,121) and $(21,099), respectively, which includes depreciation and amortization of $38,832 and $67,323, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 26

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 26 reflects a net loss from Operating Partnerships of $(138,089) and $(210,873), respectively, which includes depreciation and amortization of $171,190 and $275,742, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2015, the investment general partner transferred their respective interests in Jackson Bond, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,500,000 and cash proceeds to the investment partnerships of $34,325 and $67,229 for Series 26 and Series 32, respectively. Of the total proceeds received, $507 and $993 for Series 26 and Series 32, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $33,818 and $66,236 for Series 26 and Series 32, respectively, were returned to cash reserves held by Series 26 and Series 32, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,818 and $66,236 for Series 26 and Series 32, respectively as of March 31, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $1,127 and $2,257 for Series 26 and Series 32, respectively, was recorded as gain on the sale of the Operating Partnership as of March 31, 2015.

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

In May 2015, the investment general partner transferred its interest in Butler Estates, A LDHA to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $221,740 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 26. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of June 30, 2015.

In July 2015, the investment general partner transferred its interest in G.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,064,433 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in W.P.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,074,108 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Series 27

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 27 reflects a net loss from Operating Partnerships of $(15,988) and $(87,552), respectively, which includes depreciation and amortization of $220,062 and $252,049, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 28 reflects a net loss from Operating Partnerships of $(115,487) and $(132,824), respectively, which includes depreciation and amortization of $182,846 and $377,166, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2015, the investment general partner transferred its interest in Fort Bend NHC, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,589,698 and cash proceeds to the investment partnership of $1,200,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,197,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,197,000 as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of June 30, 2015 and 2014, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 29 reflects a net loss from Operating Partnerships of $(107,547) and $(232,670), respectively, which includes depreciation and amortization of $139,851 and $530,949, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appeared that the operating general partner had been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the investment limited partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge counsel for the plaintiff filed a motion in Missouri Court in October 2014 to record the aforementioned judgment and lift the stay. On January 6, 2015, the defendant's counsel confirmed that it was not contesting the judgment and motion to lift the stay. Consequently, the judgement and order to lift the stay were finally approved by the Missouri Court in late February 2015. As a result, the defendant began to provide piecemeal information on its current financial situation to the investment general partner in March and April 2015. As of June 30, 2015, the investment general partner has concluded that the guarantors have the financial wherewithal to pay some portion of the judgement amount. In mid-July 2015, the Missouri court issued an ordered for mediation to the plaintiff and defendant. Both parties have agreed to participate. Counsel for the investment general partner expects that the mediation conference will occur before the end of the third quarter of 2015.

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

In February 2015, the operating general partner of Forest Hill Apartments, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 29, 2015. The sales price of the property was $5,200,000, which included the outstanding mortgage balance of approximately $4,223,181 and cash proceeds to the investment partnership of $158,500. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $153,500 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $153,500 as of June 30, 2015.

In July 2015, the investment general partner transferred its interest in Dogwood Rural Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,258,767 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,500 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 30 reflects a net loss from Operating Partnerships of $(63,083) and $(193,866), respectively, which includes depreciation and amortization of $146,116 and $260,902, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2015, the investment general partner transferred their respective interests in Hillside Terrace Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,513,389 and cash proceeds to the investment partnerships of $6,600 and $48,400 for Series 30 and Series 35, respectively. Of the total proceeds received, $600 and $4,400 for Series 30 and Series 35, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,000 and $44,000 for Series 30 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,000 and $44,000 for Series 30 and Series 35, respectively, as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 31 reflects a net loss from Operating Partnerships of $(146,688) and $(232,269), respectively, which includes depreciation and amortization of $314,868 and $670,334, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Mesquite Trails Apartments

Riverbend Housing Associates, LP

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

Series 32

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2015, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2015 and 2014, Series 32 reflects a net loss from Operating Partnerships of $(243,996) and $(301,672), respectively, which includes depreciation and amortization of $423,632 and $513,367, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2015, the investment general partner transferred their respective interests in Jackson Bond, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,500,000 and cash proceeds to the investment partnerships of $34,325 and $67,229 for Series 26 and Series 32, respectively. Of the total proceeds received, $507 and $993 for Series 26 and Series 32, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of $33,818 and $66,236 for Series 26 and Series 32, respectively, were returned to cash reserves held by Series 26 and Series 32, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,818 and $66,236 for Series 26 and Series 32, respectively as of March 31, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $1,127 and $2,257 for Series 26 and Series 32, respectively, was recorded as gain on the sale of the Operating Partnership as of March 31, 2015.

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. The property operated above breakeven through the second quarter of 2015. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The fifteen year low income housing tax credit compliance period expires on December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Cogic Village LDHA Limited Partnership

Indiana Development Limited Partnership

Pyramid Four Limited Partnership

Series 33

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 33 reflects a net loss from Operating Partnerships of $(36,790) and $(128,568), respectively, which includes depreciation and amortization of $105,019 and $229,209, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2015, the investment general partners transferred its interest in Merchants Court, LLP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,231,808 and cash proceeds to the investment partnerships of $41,722 and $81,278 for Series 33 and Series 34, respectively. Of the total proceeds received, $41,213 and $80,287 for Series 33 and Series 34, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $509 and $991 for Series 33 and Series 34, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 33 and Series 34, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2015.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property operated below breakeven during the second quarter 2015 due to high maintenance and utility expenses. The 2014 audit was issued with a Going Concern. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

In January 2015, the investment general partner transferred its interest in Southaven Partners I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,670,000 and cash proceeds to the investment partnerships of $53,220 and $504,062 for Series 33 and Series 34, respectively. Of the total proceeds received, $141 and $1,335 for Series 33 and Series 34, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $53,079 and $502,727 for Series 33 and Series 34, respectively, were returned to cash reserves held by Series 33 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $53,079 and $502,727 for Series 33 and Series 34, respectively, as of March 31, 2015.

In June 2015, the investment general partner transferred its interest in NHC Partnership 5, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,472,725 and cash proceeds to the investment partnership of $1,100,000. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,097,000 were returned to cash reserves held by Series 33. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,097,000 as of June 30, 2015.

Series 34

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 34 reflects a net loss from Operating Partnerships of $(46,851) and $(241,295), respectively, which includes depreciation and amortization of $171,254 and $469,635, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In January 2015, the investment general partner transferred its interest in HWY. 18 Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,555,229 and cash proceeds to the investment partnerships of $8,837 and $19,002 for Series 34 and Series 37, respectively. Of the total proceeds received, $8,361 and $17,978 for Series 34 and Series 37, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $476 and $1,024 for Series 34 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 34 and Series 37, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2015.

In January 2015, the investment general partners transferred its interest in Merchants Court, LLP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,231,808 and cash proceeds to the investment partnerships of $41,722 and $81,278 for Series 33 and Series 34, respectively. Of the total proceeds received, $41,213 and $80,287 for Series 33 and Series 34, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $509 and $991 for Series 33 and Series 34, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 33 and Series 34, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2015.

In January 2015, the investment general partner transferred its interest in Southaven Partners I, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,670,000 and cash proceeds to the investment partnerships of $53,220 and $504,062 for Series 33 and Series 34, respectively. Of the total proceeds received, $141 and $1,335 for Series 33 and Series 34, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $53,079 and $502,727 for Series 33 and Series 34, respectively, were returned to cash reserves held by Series 33 and Series 34, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $53,079 and $502,727 for Series 33 and Series 34, respectively, as of March 31, 2015.

In April 2015, the investment general partner transferred its interest in Howard Park, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $400,000 and cash proceeds to the investment partnership of $42,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $37,000 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $37,000 as of June 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 35 reflects a net loss from Operating Partnerships of $(46,699) and $(82,154), respectively, which includes depreciation and amortization of $229,096 and $349,834, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Due to high operating expenses and fluctuating occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

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

In April 2015, the investment general partner transferred their respective interests in Hillside Terrace Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,513,389 and cash proceeds to the investment partnerships of $6,600 and $48,400 for Series 30 and Series 35, respectively. Of the total proceeds received, $600 and $4,400 for Series 30 and Series 35, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,000 and $44,000 for Series 30 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,000 and $44,000 for Series 30 and Series 35, respectively, as of June 30, 2015.

In March 2015, the operating general partner of Mulvane Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 7, 2015. The sales price of the property was $2,800,000, which included the outstanding mortgage balance of approximately $1,186,526 and cash proceeds to the investment partnership of $865,000. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $860,000 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $860,000 as of June 30, 2015.

Series 36

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 36 reflects a net loss from Operating Partnerships of $(126,294) and $(80,096), respectively, which includes depreciation and amortization of $223,028 and $209,029, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Limited Partnership (Wingfield Apartments) is a 40-unit family property in Kinder, LA. The property continues to perform below breakeven due to high operating expenses and low occupancy. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Nowata Village, Limited Partnership

Series 37

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 37 reflects a net loss from Operating Partnerships of $(272,294) and $(294,662), respectively, which includes depreciation and amortization of $283,860 and $337,691, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Due to high operating expenses and fluctuating occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expires on December 31, 2016.

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property operated below breakeven during the second quarter 2015 due to high maintenance and utility expenses. The 2014 audit was issued with a Going Concern. The investment general partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "First Settlement Agreement") with the lender resulting in a new mortgage note (the "New Note") being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the "Second Settlement Agreement") with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a "confession judgment" issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner.

From inception through June 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,439,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $188,224 is equivalent to recapture and interest of $75 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

In January 2015, the investment general partner transferred its interest in HWY. 18 Partners, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $9,555,229 and cash proceeds to the investment partnerships of $8,837 and $19,002 for Series 34 and Series 37, respectively. Of the total proceeds received, $8,361 and $17,978 for Series 34 and Series 37, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the transfer. Of the remaining proceeds, $476 and $1,024 for Series 34 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. There were no remaining cash proceeds to be returned to cash reserves held by Series 34 and Series 37, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded as of March 31, 2015.

Series 38

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2015, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 38 reflects a net loss from Operating Partnerships of $(107,913) and $(48,417), respectively, which includes depreciation and amortization of $245,242 and $243,943, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 39 reflects net loss from Operating Partnerships of $(143,190) and $(154,377), respectively, which includes depreciation and amortization of $196,102 and $197,777, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 40

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2015, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 40 reflects a net loss from Operating Partnerships of $(162,948) and $(156,799), respectively, which includes depreciation and amortization of $320,526 and $268,786, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "First Settlement Agreement") with the lender resulting in a new mortgage note (the "New Note") being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the "Second Settlement Agreement") with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a "confession judgment" issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner.

From inception through June 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,439,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $38,594 is equivalent to recapture and interest of $15 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit family property in Center, TX. The property continues to operate just below breakeven due to low occupancy. The investment general partner will work with the operating general partner and the management company to improve occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

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

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. The property continues to operate just below breakeven due to low average occupancy. The investment general partner continues to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated just below breakeven due to high operating expenses. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses. High maintenance expenses have been an issue due to the age of the property. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Arbors at Ironwood II, L.P. expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. Due to low occupancy and increased operating expenses, the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Capitol Five Limited Partnership expires on December 31, 2016.

MA NO 2. LLC (Parkview Apartments) is a 25 unit family property located in Springfield, MA. Due to high operating expenses, the property operated below breakeven in 2014. The investment general partner will continue to work with the operating general partner and the management company to reduce operating expenses. The operating general partner's operating deficit guarantee expired on December 31, 2006. The 15-year low income housing tax credit compliance period with respect to MA NO 2. LLC expires on December 31, 2016.

Series 41

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 41 reflects a net loss from Operating Partnerships of $(99,188) and $(104,098), respectively, which includes depreciation and amortization of $370,559 and $360,227, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. Due to low occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mt. Carroll, LP expires on December 31, 2016.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. Due to low occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mendota, LP expires on December 31, 2016.

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. Due to low occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Franklin Grove, LP expires on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During the first half of 2015, the property operated nominally below breakeven due to high operating expenses. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expires on December 31, 2016.

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. Due to high operating expenses, property manager turnover, and low occupancy the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs, increase occupancy, and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Red Hill Apartments I Partnership, A L.P. expires on December 31, 2015.

In July 2015, the investment general partner transferred its interest in DS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,806,690 and cash proceeds to the investment partnership of $466,222. Of the total proceeds received, $8,782 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $457,440 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 42

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 20 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 42 reflects a net loss from Operating Partnerships of $(92,738) and $(58,519), respectively, which includes depreciation and amortization of $408,078 and $415,854, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves.

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, LA. The property continues to perform below breakeven due to high operating expenses and low occupancy. The investment general partner will work with the operating general partner and the management company to increase occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2016.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. First and second quarter financials have not been provided by the operating general partner. The most recent communication from the operating general partner indicated that the physical occupancy at the property was 95% as of March 31, 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. Due to high operating expenses and fluctuating occupancy the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs and improve occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Natchez Place Apartments II, LP expires on December 31, 2016.

In July 2015, the investment general partner transferred its interest in CC Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $795,600 and cash proceeds to the investment partnership of $630,264. Of the total proceeds received, $9,755 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $620,509 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in CT Housing Limited Partnership an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,144,603 and cash proceeds to the investment partnership of $852,446. Of the total proceeds received, $11,055 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $841,391 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in HS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,418,804 and cash proceeds to the investment partnership of $513,359. Of the total proceeds received, $9,054 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $504,305 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in SM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,174,506 and cash proceeds to the investment partnership of $560,788. Of the total proceeds received, $9,327 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $551,461 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in TS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,875,600 and cash proceeds to the investment partnership of $698,864. Of the total proceeds received, $10,160 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $688,704 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 43

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 23 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 43 reflects a net loss from Operating Partnerships of $(147,907) and $(144,283), respectively, which includes depreciation and amortization of $549,685 and $545,949, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments)is a 72-unit family property located in Benton Harbor, MI. Due to drooping occupancy and high maintenance expense associated with unit turnover this property is operating below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Alexander Mills has operated below breakeven every year since 2005 as a result of lower than projected rents and economic occupancy. The first mortgage loan was scheduled to mature on September 1, 2015. The investment general partner has continually worked with the operating general partner to improve operations. This effort plus the combination of an improved economy in the first half of 2015 in the Atlanta metro area and the low interest rate environment allowed the operating partnership to close on a first mortgage refinancing on June 29, 2015. The refinancing significantly reduced the partnership's monthly debt service obligation and materially reduces the risk of a payment default. Note that the operating general partners' operating deficit guaranty expired at the end of June 2008 and the compliance period ends on December 21, 2017.

Bohannon Place, Limited (Bohannon Place Apartments) is a 12-unit family property in Bowling Green, KY. Due to a bed bug issue that caused low occupancy and increased maintenance expense in 2012 and 2013, the property operated below breakeven. Sustained 100% occupancy levels in 2014 resulted in the property operating above breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on July 31, 2014. The 15-year low income housing tax credit compliance period with respect to Bohannon Place, LP expires on December 31, 2017.

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. The property operated above breakeven through the second quarter of 2015. The investment limited partner will continue to work with Management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

In July 2015, the investment general partner transferred its interest in AM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,031,810 and cash proceeds to the investment partnership of $1,168,898. Of the total proceeds received, $12,963 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs, and $2,827 will be applied against outstanding receivables. The remaining proceeds of approximately $1,153,108 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in AP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,480,510 and cash proceeds to the investment partnership of $575,871. Of the total proceeds received, $9,415 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $566,456 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in KP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,576,140 and cash proceeds to the investment partnership of $296,983. Of the total proceeds received, $7,759 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $289,224 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In July 2015, the investment general partner transferred its interest in SG Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,026,283 and cash proceeds to the investment partnership of $492,220. Of the total proceeds received, $8,914 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $483,306 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 44

As of June 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 8 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 44 reflects a net loss from Operating Partnerships of $(114,937) and $(111,322), respectively, which includes depreciation and amortization of $385,784 and $380,591, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. This property operated below breakeven each year from 2007 thru 2013. During this period of time the investment general partner worked with the operating general partner in an effort to improve operations and mitigate operating deficits. Despite the operating deficit guaranty having expired at the end of June 2011, the operating general partner and guarantor continued to fund deficits through November 2012 while it attempted to negotiate a mortgage bond re-structure with the servicer for the bonds (the "Servicer"). These negotiations were unsuccessful and, as a result, the operating general partner stopped funding deficits, a mortgage payment default occurred in January 2013, and a default notice was issued by the Servicer on January 14, 2013. After the default, the investment general partner and the State Tax Credit Syndicator negotiated an agreement with the Servicer, eventually executed on June 28, 2013, whereby the investment general partner and the State Tax Credit Syndicator cured the payment default and agreed to fund deficits while the operating partnership tried to refinance the mortgage bonds at a lower interest rate. In exchange, the Servicer agreed to permit a refinancing of the mortgage bonds by waiving the lockout on early bond redemption and not assessing any pre-payment or yield maintenance penalties if the re-financing could be completed before the end of the first quarter of 2014. The refinancing effort was unsuccessful for a number of reasons most importantly due to rising interest rates in the second half of 2013 with new loan proceeds falling $1,400,000 to $1,600,000 short of what was needed to redeem the mortgage bonds at par and to pay all costs of the refinancing. Since there was no source of additional capital for this financing gap, this led to a payment default in January 2014 when the investment general partner and the State Tax Credit Syndicator suspended deficit funding, an immediate foreclosure action by the Servicer, and a foreclosure sale on March 4, 2014. As a result, the investment limited partner lost future tax credits of $27,710, and incurred recapture and interest penalty costs of $59,646, equivalent to approximately $10 and $22 per 1,000 BACs respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership would not have expired until December 31, 2019.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Alexander Mills has operated below breakeven every year since 2005 as a result of lower than projected rents and economic occupancy. The first mortgage loan was scheduled to mature on September 1, 2015. The investment general partner has continually worked with the operating general partner to improve operations. This effort plus the combination of an improved economy in the first half of 2015 in the Atlanta metro area and the low interest rate environment allowed the operating partnership to close on a first mortgage refinancing on June 29, 2015. The refinancing significantly reduced the partnership's monthly debt service obligation and materially reduces the risk of a payment default. Note that the operating general partners' operating deficit guaranty expired at the end of June 2008 and the compliance period ends on December 21, 2017.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it is the third party property management company and the investment general partner who are directing property operations. Beginning in the fourth quarter of 2013 and continuing through June 30, 2015, the investment limited partner has advanced $150,487 from fund reserves to Families First II to finance operating deficits. Should operating deficits persist during the second half of 2015 a mortgage payment default and subsequent foreclosure may occur. In that event, the estimated tax credit recapture cost and interest penalty of $1,001,179 is equivalent to recapture and interest of $371 per 1,000 BACs. Note that the 15-year low income housing tax credit compliance period for Families First II expires on December 31, 2018.

Series 45

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 45 reflects a net loss from Operating Partnerships of $(240,810) and $(261,186), respectively, which includes depreciation and amortization of $499,315 and $493,165 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the "First Settlement Agreement") with the lender resulting in a new mortgage note (the "New Note") being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the "Second Settlement Agreement") with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a "confession judgment" issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner.

From inception through June 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,439,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $11,329 is equivalent to recapture and interest of $3 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

Brookside Park Limited Partnership (Brookside Park Apartments) is a 200-unit family property located in Atlanta, Georgia. This property operated below breakeven each year from 2007 thru 2013. During this period of time the investment general partner worked with the operating general partner in an effort to improve operations and mitigate operating deficits. Despite the operating deficit guaranty having expired at the end of June 2011, the operating general partner and guarantor continued to fund deficits through November 2012 while it attempted to negotiate a mortgage bond re-structure with the servicer for the bonds (the "Servicer"). These negotiations were unsuccessful and, as a result, the operating general partner stopped funding deficits, a mortgage payment default occurred in January 2013, and a default notice was issued by the Servicer on January 14, 2013. After the default, the investment general partner and the State Tax Credit Syndicator negotiated an agreement with the Servicer, eventually executed on June 28, 2013, whereby the investment general partner and the State Tax Credit Syndicator cured the payment default and agreed to fund deficits while the operating partnership tried to refinance the mortgage bonds at a lower interest rate. In exchange, the Servicer agreed to permit a refinancing of the mortgage bonds by waiving the lockout on early bond redemption and not assessing any pre-payment or yield maintenance penalties if the re-financing could be completed before the end of the first quarter of 2014. The refinancing effort was unsuccessful for a number of reasons most importantly due to rising interest rates in the second half of 2013 with new loan proceeds falling $1,400,000 to $1,600,000 short of what was needed to redeem the mortgage bonds at par and to pay all costs of the refinancing. Since there was no source of additional capital for this financing gap, this led to a payment default in January 2014 when the investment general partner and the State Tax Credit Syndicator suspended deficit funding, an immediate foreclosure action by the Servicer, and a foreclosure sale on March 4, 2014. As a result, the investment limited partner lost future tax credits of $742,037, and incur recapture and interest penalty costs of $1,597,239, equivalent to approximately $185 and $398 per 1,000 BACs respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership has been recorded. Note that the low income housing tax credit compliance period for Brookside Park Limited Partnership would not have expired until December 31, 2019.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property is operating at breakeven due to high vacancy, high utility expenses, and insufficient rental rates. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with The Virginia Housing Development Authority workout plan. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

Series 46

As of June 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2015, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2015 and 2014, Series 46 reflects a net loss from Operating Partnerships of $(109,972) and $(149,147), respectively, which includes depreciation and amortization of $350,092 and $346,492, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Agent Kensington LP (Kensington Heights Apartments) is a 126-unit senior property in Kansas City, MO.  Due to high operating expenses resulting from a bed bug issue that has been on and off since 2010, the property operated below breakeven in 2013 and 2014. Expenses have decreased in 2015, the bed bug issue is under control, and the property is now operating above breakeven. The 15-year low income housing tax credit compliance period with respect to Agent Kensington, LP expires on December 31, 2018.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs related to flooring work on an off-line unit the property operated below breakeven during the first half of 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

Deer Meadow Apartments, LP (Deer Meadow Apartments) is a 24-unit property in Tishomingo, OK. Due to fluctuating low occupancy and high operating expenses in 2014, the property operated below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on January 1, 2009. The 15-year low income housing tax credit compliance period with respect to Deer Meadow Apartments, LP expires on December 31, 2018.

Jacksonville Square Ltd (Jacksonville Square Apartments) is a 44-unit family property in Jacksonville, TX. The property continues to operate below breakeven due to high operating expenses and low occupancy. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs and increase occupancy. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property continues to operate just below breakeven due to low occupancy and high operating expenses. The investment general partner continues to work with the operating general partner and the management company to improve occupancy and reduce operating costs. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

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

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810): Amendments to the Consolidation Analysis". This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Fund is currently evaluating the potential impact of the adoption of this guidance on its financial statements.

Item 3
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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2015.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 13, 2015		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.