Form 10-Q
period 2015-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2015-11-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2015
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three and Six Months	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-217

Item 3. Quantitative and Qualitative Disclosures About Market Risk	218

Item 4. Controls and Procedures	218

PART II OTHER INFORMATION

Item 1. Legal Proceedings	219

Item 1A. Risk Factors	219

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	219

Item 3. Defaults Upon Senior Securities	219

Item 4. Mine Safety Disclosures	219

Item 5. Other Information	219

Item 6. Exhibits	219

Signatures	220

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,632,344	$1,798,718

OTHER ASSETS
Cash and cash equivalents	30,759,897	23,720,352
Notes receivable	22,790	22,790
Other assets	207,300	412,350

	$32,622,331	$25,954,210

LIABILITIES

Accounts payable and accrued expenses	$251,536	$182,339
Accounts payable affiliates (Note C)	48,921,319	52,101,042
Capital contributions payable	586,772	587,465

	49,759,627	52,870,846

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,569,146 outstanding as of September 30, 2015 and March 31, 2015.	(9,799,705)	(19,481,250)
General Partner	(7,337,591)	(7,435,386)

	(17,137,296)	(26,916,636)

	$32,622,331	$25,954,210

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	190,275	310,195
Notes receivable	-	-
Other assets	-	-

	$190,275	$310,195

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,425,583	1,504,687
Capital contributions payable	-	-

	1,425,583	1,504,687

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,857,700 outstanding as of September 30, 2015 and March 31, 2015.	(914,703)	(874,295)
General Partner	(320,605)	(320,197)

	(1,235,308)	(1,194,492)

	$190,275	$310,195

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	435,664	127,394
Notes receivable	-	-
Other assets	-	3,000

	$435,664	$130,394

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	1,458,106	1,440,389
Capital contributions payable	-	-

	1,458,106	1,445,389

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of September 30, 2015 and March 31, 2015.	(850,267)	(1,139,894)
General Partner	(172,175)	(175,101)

	(1,022,442)	(1,314,995)

	$435,664	$130,394

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	331,995	117,048
Notes receivable	-	-
Other assets	-	-

	$331,995	$117,048

LIABILITIES

Accounts payable and accrued expenses	$1,263	$-
Accounts payable affiliates (Note C)	2,834,523	2,809,752
Capital contributions payable	8,659	9,352

	2,844,445	2,819,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,560,800 outstanding as of September 30, 2015 and March 31, 2015.	(2,268,242)	(2,455,952)
General Partner	(244,208)	(246,104)

	(2,512,450)	(2,702,056)

	$331,995	$117,048

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	412,209	205,359
Notes receivable	-	-
Other assets	-	-

	$412,209	$205,359

LIABILITIES

Accounts payable and accrued expenses	$1,167	$-
Accounts payable affiliates (Note C)	2,240,918	2,206,713
Capital contributions payable	-	-

	2,242,085	2,206,713

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,333,227 outstanding as of September 30, 2015 and March 31, 2015.	(1,526,731)	(1,696,494)
General Partner	(303,145)	(304,860)

	(1,829,876)	(2,001,354)

	$412,209	$205,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,055,358	1,005,871
Notes receivable	-	-
Other assets	-	80,040

	$1,055,358	$1,085,911

LIABILITIES

Accounts payable and accrued expenses	$-	$6,335
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	6,335

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,162,378 outstanding as of September 30, 2015 and March 31, 2015.	1,230,101	1,254,077
General Partner	(174,743)	(174,501)

	1,055,358	1,079,576

	$1,055,358	$1,085,911

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,793,771	3,811,919
Notes receivable	-	-
Other assets	1,250	1,250

	$3,795,021	$3,813,169

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,024,509 outstanding as of September 30, 2015 and March 31, 2015.	4,014,514	4,032,481
General Partner	(219,493)	(219,312)

	3,795,021	3,813,169

	$3,795,021	$3,813,169

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,042,882	3,013,320
Notes receivable	-	-
Other assets	-	69,000

	$3,042,882	$3,082,320

LIABILITIES

Accounts payable and accrued expenses	$4,960	$20,467
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,960	20,467

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,990,700 outstanding as of September 30, 2015 and March 31, 2015.	3,347,795	3,371,487
General Partner	(309,873)	(309,634)

	3,037,922	3,061,853

	$3,042,882	$3,082,320

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	963,548	1,051,663
Notes receivable	-	-
Other assets	-	-

	$963,548	$1,051,663

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,459,700 outstanding as of September 30, 2015 and March 31, 2015.	1,160,360	1,247,594
General Partner	(196,812)	(195,931)

	963,548	1,051,663

	$963,548	$1,051,663

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,907,472	5,774,634
Notes receivable	-	-
Other assets	1,250	1,250

	$6,908,722	$5,775,884

LIABILITIES

Accounts payable and accrued expenses	$-	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,998,738 outstanding as of September 30, 2015 and March 31, 2015.	7,183,383	6,058,903
General Partner	(274,661)	(286,019)

	6,908,722	5,772,884

	$6,908,722	$5,775,884

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	447,279	501,274
Notes receivable	-	-
Other assets	-	-

	$447,279	$501,274

LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Accounts payable affiliates (Note C)	3,582,911	3,814,638
Capital contributions payable	8,235	8,235

	3,591,146	3,824,373

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,989,500 outstanding as of September 30, 2015 and March 31, 2015.	(2,773,781)	(2,951,221)
General Partner	(370,086)	(371,878)

	(3,143,867)	(3,323,099)

	$447,279	$501,274

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	548,746	322,775
Notes receivable	-	-
Other assets	500	51,500

	$549,246	$374,275

LIABILITIES

Accounts payable and accrued expenses	$6,484	$-
Accounts payable affiliates (Note C)	1,808,453	1,833,832
Capital contributions payable	105,139	105,139

	1,920,076	1,938,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,643,000 outstanding as of September 30, 2015 and March 31, 2015.	(1,130,066)	(1,321,993)
General Partner	(240,764)	(242,703)

	(1,370,830)	(1,564,696)

	$549,246	$374,275

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,508,411	3,106,480
Notes receivable	-	-
Other assets	25,000	25,000

	$1,533,411	$3,131,480

LIABILITIES

Accounts payable and accrued expenses	$6,075	$-
Accounts payable affiliates (Note C)	154,105	2,902,513
Capital contributions payable	66,294	66,294

	226,474	2,968,807

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,409,757 outstanding as of September 30, 2015 and March 31, 2015.	1,673,126	540,305
General Partner	(366,189)	(377,632)

	1,306,937	162,673

	$1,533,411	$3,131,480

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	218,026	354,807
Notes receivable	-	-
Other assets	-	-

	$218,026	$354,807

LIABILITIES

Accounts payable and accrued expenses	$-	$993
Accounts payable affiliates (Note C)	3,275,381	3,280,553
Capital contributions payable	1,229	1,229

	3,276,610	3,282,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,748,198 outstanding as of September 30, 2015 and March 31, 2015.	(2,621,635)	(2,492,325)
General Partner	(436,949)	(435,643)

	(3,058,584)	(2,927,968)

	$218,026	$354,807

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,260,609	281,704
Notes receivable	-	-
Other assets	-	-

	$1,260,609	$281,704

LIABILITIES

Accounts payable and accrued expenses	$3,403	$4,053
Accounts payable affiliates (Note C)	1,992,440	2,060,048
Capital contributions payable	69,154	69,154

	2,064,997	2,133,255

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of September 30, 2015 and March 31, 2015.	(570,565)	(1,607,256)
General Partner	(233,823)	(244,295)

	(804,388)	(1,851,551)

	$1,260,609	$281,704

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	309,924	838,027
Notes receivable	-	-
Other assets	-	-

	$309,924	$838,027

LIABILITIES

Accounts payable and accrued expenses	$-	$5,802
Accounts payable affiliates (Note C)	3,584,784	4,077,757
Capital contributions payable	-	-

	3,584,784	4,083,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,219 outstanding as of September 30, 2015 and March 31, 2015.	(2,941,722)	(2,912,687)
General Partner	(333,138)	(332,845)

	(3,274,860)	(3,245,532)

	$309,924	$838,027

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,196,633	231,626
Notes receivable	-	-
Other assets	-	-

	$1,196,633	$231,626

LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Accounts payable affiliates (Note C)	2,475,487	2,405,390
Capital contributions payable	-	-

	2,475,487	2,406,890

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,295,763 outstanding as of September 30, 2015 and March 31, 2015.	(984,040)	(1,871,486)
General Partner	(294,814)	(303,778)

	(1,278,854)	(2,175,264)

	$1,196,633	$231,626

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	390,031	430,583
Notes receivable	-	-
Other assets	-	-

	$390,031	$430,583

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	1,232,017	1,190,777
Capital contributions payable	-	-

	1,363,017	1,321,777

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,102,504 outstanding as of September 30, 2015 and March 31, 2015.	(784,593)	(703,619)
General Partner	(188,393)	(187,575)

	(972,986)	(891,194)

	$390,031	$430,583

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	336,707	345,467
Notes receivable	-	-
Other assets	-	-

	$336,707	$345,467

LIABILITIES

Accounts payable and accrued expenses	$-	$1,024
Accounts payable affiliates (Note C)	2,422,747	2,344,087
Capital contributions payable	138,438	138,438

	2,561,185	2,483,549

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of September 30, 2015 and March 31, 2015.	(1,986,669)	(1,901,137)
General Partner	(237,809)	(236,945)

	(2,224,478)	(2,138,082)

	$336,707	$345,467

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	239,100	280,864
Notes receivable	-	-
Other assets	-	-

	$239,100	$280,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,938,432	1,881,232
Capital contributions payable	-	-

	1,938,432	1,881,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of September 30, 2015 and March 31, 2015.	(1,464,054)	(1,366,080)
General Partner	(235,278)	(234,288)

	(1,699,332)	(1,600,368)

	$239,100	$280,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	121,892	166,118
Notes receivable	-	-
Other assets	-	-

	$121,892	$166,118

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,714,955	1,681,984
Capital contributions payable	-	-

	1,714,955	1,681,984

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,291,151 outstanding as of September 30, 2015 and March 31, 2015.	(1,380,690)	(1,304,265)
General Partner	(212,373)	(211,601)

	(1,593,063)	(1,515,866)

	$121,892	$166,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	78,332	97,731
Notes receivable	-	-
Other assets	-	-

	$78,332	$97,731

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,143,029	3,039,139
Capital contributions payable	102	102

	3,143,131	3,039,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,628,756 outstanding as of September 30, 2015 and March 31, 2015.	(2,809,207)	(2,687,151)
General Partner	(255,592)	(254,359)

	(3,064,799)	(2,941,510)

	$78,332	$97,731

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	294,582	158,957
Notes receivable	-	-
Other assets	1,218	1,218

	$295,800	$160,175

LIABILITIES

Accounts payable and accrued expenses	$8,782	$-
Accounts payable affiliates (Note C)	3,049,367	3,292,504
Capital contributions payable	100	100

	3,058,249	3,292,604

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of September 30, 2015 and March 31, 2015.	(2,485,656)	(2,851,936)
General Partner	(276,793)	(280,493)

	(2,762,449)	(3,132,429)

	$295,800	$160,175

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,404,845	420,023
Notes receivable	22,790	22,790
Other assets	51,003	90,963

	$3,478,638	$533,776

LIABILITIES

Accounts payable and accrued expenses	$49,351	$1,665
Accounts payable affiliates (Note C)	2,055,300	2,319,763
Capital contributions payable	73,433	73,433

	2,178,084	2,394,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of September 30, 2015 and March 31, 2015.	1,528,487	(1,601,536)
General Partner	(227,933)	(259,549)

	1,300,554	(1,861,085)

	$3,478,638	$533,776

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,880,978	354,147
Notes receivable	-	-
Other assets	82,514	85,341

	$2,963,492	$439,488

LIABILITIES

Accounts payable and accrued expenses	$39,051	$-
Accounts payable affiliates (Note C)	2,945,730	2,855,008
Capital contributions payable	99,265	99,265

	3,084,046	2,954,273

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of September 30, 2015 and March 31, 2015.	202,173	(2,168,116)
General Partner	(322,727)	(346,669)

	(120,554)	(2,514,785)

	$2,963,492	$439,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,954	9,744
Notes receivable	-	-
Other assets	40,777	-

	$45,731	$9,744

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,154,610	1,973,504
Capital contributions payable	-	-

	2,154,610	1,973,504

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of September 30, 2015 and March 31, 2015.	(1,850,342)	(1,706,674)
General Partner	(258,537)	(257,086)

	(2,108,879)	(1,963,760)

	$45,731	$9,744

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$799,096	$838,105

OTHER ASSETS
Cash and cash equivalents	150,202	147,398
Notes receivable	-	-
Other assets	-	-

	$949,298	$985,503

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,906,318	1,760,413
Capital contributions payable	16,724	16,724

	1,923,042	1,777,137

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of September 30, 2015 and March 31, 2015.	(610,345)	(430,056)
General Partner	(363,399)	(361,578)

	(973,744)	(791,634)

	$949,298	$985,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$833,248	$960,613

OTHER ASSETS
Cash and cash equivalents	235,472	255,224
Notes receivable	-	-
Other assets	3,788	3,788

	$1,072,508	$1,219,625

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,526,123	1,426,359
Capital contributions payable	-	-

	1,526,123	1,426,359

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,979,998 outstanding as of September 30, 2015 and March 31, 2015.	(186,336)	58,076
General Partner	(267,279)	(264,810)

	(453,615)	(206,734)

	$1,072,508	$1,219,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$14,604	$12,775
Other income	111,269	69,864

	125,873	82,639

Share of income (loss) from Operating Partnerships (Note D)	8,221,418	354,673

Expenses
Professional fees	414,251	452,971
Fund management fee, net (Note C)	843,244	1,121,442
Amortization	-	16,698
General and administrative expenses	123,228	104,008

	1,380,723	1,695,119

NET INCOME (LOSS)	$6,966,568	$(1,257,807)

Net income (loss) allocated to assignees	$6,896,905	$(1,245,229)

Net income (loss) allocated to general partner	$69,663	$(12,578)

Net income (loss) per BAC	$.08	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2015	2014

Income
Interest income	$132	$115
Other income	-	-

	132	115

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,962	14,719
Fund management fee, net (Note C)	8,104	19,245
Amortization	-	-
General and administrative expenses	5,431	4,094

	27,497	38,058

NET INCOME (LOSS)	$(27,365)	$(37,943)

Net income (loss) allocated to assignees	$(27,091)	$(37,564)

Net income (loss) allocated to general partner	$(274)	$(379)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2015	2014

Income
Interest income	$144	$82
Other income	-	859

	144	941

Share of income (loss) from Operating Partnerships (Note D)	3,177	-

Expenses
Professional fees	9,092	10,144
Fund management fee, net (Note C)	1,341	12,274
Amortization	-	-
General and administrative expenses	3,847	2,899

	14,280	25,317

NET INCOME (LOSS)	$(10,959)	$(24,376)

Net income (loss) allocated to assignees	$(10,849)	$(24,132)

Net income (loss) allocated to general partner	$(110)	$(244)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2015	2014

Income
Interest income	$40	$28
Other income	433	-

	473	28

Share of income (loss) from Operating Partnerships (Note D)	232,989	-

Expenses
Professional fees	12,422	13,291
Fund management fee, net (Note C)	11,181	15,615
Amortization	-	-
General and administrative expenses	4,513	3,454

	28,116	32,360

NET INCOME (LOSS)	$205,346	$(32,332)

Net income (loss) allocated to assignees	$203,293	$(32,009)

Net income (loss) allocated to general partner	$2,053	$(323)

Net income (loss) per BAC	$.08	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2015	2014

Income
Interest income	$68	$39
Other income	1,299	-

	1,367	39

Share of income (loss) from Operating Partnerships (Note D)	215,459	-

Expenses
Professional fees	14,062	12,869
Fund management fee, net (Note C)	16,523	20,776
Amortization	-	-
General and administrative expenses	5,223	3,978

	35,808	37,623

NET INCOME (LOSS)	$181,018	$(37,584)

Net income (loss) allocated to assignees	$179,208	$(37,208)

Net income (loss) allocated to general partner	$1,810	$(376)

Net income (loss) per BAC	$.05	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2015	2014

Income
Interest income	$659	$610
Other income	500	190

	1,159	800

Share of income (loss) from Operating Partnerships (Note D)	16,675	-

Expenses
Professional fees	12,009	19,509
Fund management fee, net (Note C)	11,754	15,849
Amortization	-	-
General and administrative expenses	4,418	3,746

	28,181	39,104

NET INCOME (LOSS)	$(10,347)	$(38,304)

Net income (loss) allocated to assignees	$(10,244)	$(37,921)

Net income (loss) allocated to general partner	$(103)	$(383)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2015	2014

Income
Interest income	$2,846	$2,815
Other income	10,162	10,178

	13,008	12,993

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,600	11,445
Fund management fee, net (Note C)	4,992	524
Amortization	-	-
General and administrative expenses	5,036	4,134

	21,628	16,103

NET INCOME (LOSS)	$(8,620)	$(3,110)

Net income (loss) allocated to assignees	$(8,534)	$(3,079)

Net income (loss) allocated to general partner	$(86)	$(31)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2015	2014

Income
Interest income	$1,394	$1,393
Other income	2,363	1,362

	3,757	2,755

Share of income (loss) from Operating Partnerships (Note D)	59,000	86,000

Expenses
Professional fees	22,973	26,176
Fund management fee, net (Note C)	20,929	30,431
Amortization	-	-
General and administrative expenses	5,904	5,134

	49,806	61,741

NET INCOME (LOSS)	$12,951	$27,014

Net income (loss) allocated to assignees	$12,821	$26,744

Net income (loss) allocated to general partner	$130	$270

Net income (loss) per BAC	$.00	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2015	2014

Income
Interest income	$729	$888
Other income	-	-

	729	888

Share of income (loss) from Operating Partnerships (Note D)	-	1,338

Expenses
Professional fees	13,834	35,725
Fund management fee, net (Note C)	36,358	42,198
Amortization	-	-
General and administrative expenses	4,467	3,857

	54,659	81,780

NET INCOME (LOSS)	$(53,930)	$(79,554)

Net income (loss) allocated to assignees	$(53,391)	$(78,758)

Net income (loss) allocated to general partner	$(539)	$(796)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2015	2014

Income
Interest income	$4,891	$4,543
Other income	4,853	7,862

	9,744	12,405

Share of income (loss) from Operating Partnerships (Note D)	-	541,468

Expenses
Professional fees	21,139	18,098
Fund management fee, net (Note C)	19,889	35,602
Amortization	-	-
General and administrative expenses	5,466	4,311

	46,494	58,011

NET INCOME (LOSS)	$(36,750)	$495,862

Net income (loss) allocated to assignees	$(36,382)	$490,903

Net income (loss) allocated to general partner	$(368)	$4,959

Net income (loss) per BAC	$(.01)	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2015	2014

Income
Interest income	$234	$144
Other income	50,000	932

	50,234	1,076

Share of income (loss) from Operating Partnerships (Note D)	45,500	-

Expenses
Professional fees	19,804	21,400
Fund management fee, net (Note C)	11,422	66,202
Amortization	-	-
General and administrative expenses	5,368	4,535

	36,594	92,137

NET INCOME (LOSS)	$59,140	$(91,061)

Net income (loss) allocated to assignees	$58,549	$(90,150)

Net income (loss) allocated to general partner	$591	$(911)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2015	2014

Income
Interest income	$199	$161
Other income	1,522	1,522

	1,721	1,683

Share of income (loss) from Operating Partnerships (Note D)	255,461	-

Expenses
Professional fees	17,603	14,612
Fund management fee, net (Note C)	15,686	36,537
Amortization	-	-
General and administrative expenses	4,147	3,683

	37,436	54,832

NET INCOME (LOSS)	$219,746	$(53,149)

Net income (loss) allocated to assignees	$217,549	$(52,618)

Net income (loss) allocated to general partner	$2,197	$(531)

Net income (loss) per BAC	$.08	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2015	2014

Income
Interest income	$601	$483
Other income	590	926

	1,191	1,409

Share of income (loss) from Operating Partnerships (Note D)	1,256,102	-

Expenses
Professional fees	19,832	20,901
Fund management fee, net (Note C)	39,353	61,927
Amortization	-	-
General and administrative expenses	5,457	4,586

	64,642	87,414

NET INCOME (LOSS)	$1,192,651	$(86,005)

Net income (loss) allocated to assignees	$1,180,724	$(85,145)

Net income (loss) allocated to general partner	$11,927	$(860)

Net income (loss) per BAC	$.27	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2015	2014

Income
Interest income	$105	$106
Other income	5,550	-

	5,655	106

Share of income (loss) from Operating Partnerships (Note D)	-	12,000

Expenses
Professional fees	16,175	15,355
Fund management fee, net (Note C)	50,122	66,228
Amortization	-	-
General and administrative expenses	5,420	4,509

	71,717	86,092

NET INCOME (LOSS)	$(66,062)	$(73,986)

Net income (loss) allocated to assignees	$(65,401)	$(73,246)

Net income (loss) allocated to general partner	$(661)	$(740)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2015	2014

Income
Interest income	$361	$122
Other income	5,550	-

	5,911	122

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,217	10,919
Fund management fee, net (Note C)	9,898	24,682
Amortization	-	-
General and administrative expenses	3,963	3,341

	26,078	38,942

NET INCOME (LOSS)	$(20,167)	$(38,820)

Net income (loss) allocated to assignees	$(19,965)	$(38,432)

Net income (loss) allocated to general partner	$(202)	$(388)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2015	2014

Income
Interest income	$197	$113
Other income	1,539	1,539

	1,736	1,652

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,022	12,823
Fund management fee, net (Note C)	25,961	58,187
Amortization	-	-
General and administrative expenses	4,635	3,913

	45,618	74,923

NET INCOME (LOSS)	$(43,882)	$(73,271)

Net income (loss) allocated to assignees	$(43,443)	$(72,538)

Net income (loss) allocated to general partner	$(439)	$(733)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2015	2014

Income
Interest income	$310	$89
Other income	4,859	-

	5,169	89

Share of income (loss) from Operating Partnerships (Note D)	68,250	-

Expenses
Professional fees	12,889	11,676
Fund management fee, net (Note C)	25,197	50,520
Amortization	-	-
General and administrative expenses	4,589	3,811

	42,675	66,007

NET INCOME (LOSS)	$30,744	$(65,918)

Net income (loss) allocated to assignees	$30,437	$(65,259)

Net income (loss) allocated to general partner	$307	$(659)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2015	2014

Income
Interest income	$243	$285
Other income	-	-

	243	285

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,408	11,280
Fund management fee, net (Note C)	33,120	33,120
Amortization	-	-
General and administrative expenses	3,694	3,162

	48,222	47,562

NET INCOME (LOSS)	$(47,979)	$(47,277)

Net income (loss) allocated to assignees	$(47,499)	$(46,804)

Net income (loss) allocated to general partner	$(480)	$(473)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2015	2014

Income
Interest income	$182	$159
Other income	-	-

	182	159

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,106	10,396
Fund management fee, net (Note C)	39,330	51,216
Amortization	-	-
General and administrative expenses	3,828	3,216

	54,264	64,828

NET INCOME (LOSS)	$(54,082)	$(64,669)

Net income (loss) allocated to assignees	$(53,541)	$(64,022)

Net income (loss) allocated to general partner	$(541)	$(647)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2015	2014

Income
Interest income	$63	$66
Other income	1,195	27,394

	1,258	27,460

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,967	11,783
Fund management fee, net (Note C)	44,166	32,785
Amortization	-	-
General and administrative expenses	3,936	3,357

	60,069	47,925

NET INCOME (LOSS)	$(58,811)	$(20,465)

Net income (loss) allocated to assignees	$(58,223)	$(20,260)

Net income (loss) allocated to general partner	$(588)	$(205)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2015	2014

Income
Interest income	$93	$74
Other income	-	3,500

	93	3,574

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,925	11,208
Fund management fee, net (Note C)	31,485	30,000
Amortization	-	-
General and administrative expenses	3,656	3,150

	47,066	44,358

NET INCOME (LOSS)	$(46,973)	$(40,784)

Net income (loss) allocated to assignees	$(46,503)	$(40,376)

Net income (loss) allocated to general partner	$(470)	$(408)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2015	2014

Income
Interest income	$30	$16
Other income	-	2,927

	30	2,943

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,600	14,448
Fund management fee, net (Note C)	49,329	48,604
Amortization	-	-
General and administrative expenses	3,627	3,492

	67,556	66,544

NET INCOME (LOSS)	$(67,526)	$(63,601)

Net income (loss) allocated to assignees	$(66,851)	$(62,965)

Net income (loss) allocated to general partner	$(675)	$(636)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2015	2014

Income
Interest income	$159	$112
Other income	-	2,392

	159	2,504

Share of income (loss) from Operating Partnerships (Note D)	457,440	-

Expenses
Professional fees	16,053	17,130
Fund management fee, net (Note C)	54,489	56,388
Amortization	-	-
General and administrative expenses	4,489	3,820

	75,031	77,338

NET INCOME (LOSS)	$382,568	$(74,834)

Net income (loss) allocated to assignees	$378,742	$(74,086)

Net income (loss) allocated to general partner	$3,826	$(748)

Net income (loss) per BAC	$.13	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2015	2014

Income
Interest income	$374	$87
Other income	-	274

	374	361

Share of income (loss) from Operating Partnerships (Note D)	3,214,695	-

Expenses
Professional fees	18,278	19,693
Fund management fee, net (Note C)	48,684	56,278
Amortization	-	-
General and administrative expenses	4,298	3,748

	71,260	79,719

NET INCOME (LOSS)	$3,143,809	$(79,358)

Net income (loss) allocated to assignees	$3,112,371	$(78,564)

Net income (loss) allocated to general partner	$31,438	$(794)

Net income (loss) per BAC	$1.13	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2015	2014

Income
Interest income	$350	$107
Other income	385	371

	735	478

Share of income (loss) from Operating Partnerships (Note D)	2,492,094	(2,938)

Expenses
Professional fees	19,107	21,487
Fund management fee, net (Note C)	61,071	71,745
Amortization	-	16,698
General and administrative expenses	4,907	4,221

	85,085	114,151

NET INCOME (LOSS)	$2,407,744	$(116,611)

Net income (loss) allocated to assignees	$2,383,667	$(115,445)

Net income (loss) allocated to general partner	$24,077	$(1,166)

Net income (loss) per BAC	$.66	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2015	2014

Income
Interest income	$4	$4
Other income	2,769	584

	2,773	588

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,304	14,513
Fund management fee, net (Note C)	62,657	54,327
Amortization	-	-
General and administrative expenses	3,831	3,392

	77,792	72,232

NET INCOME (LOSS)	$(75,019)	$(71,644)

Net income (loss) allocated to assignees	$(74,269)	$(70,928)

Net income (loss) allocated to general partner	$(750)	$(716)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2015	2014

Income
Interest income	$49	$22
Other income	4,353	7,052

	4,402	7,074

Share of income (loss) from Operating Partnerships (Note D)	(25,484)	(93,359)

Expenses
Professional fees	25,397	31,522
Fund management fee, net (Note C)	60,553	70,800
Amortization	-	-
General and administrative expenses	4,790	4,637

	90,740	106,959

NET INCOME (LOSS)	$(111,822)	$(193,244)

Net income (loss) allocated to assignees	$(110,704)	$(191,312)

Net income (loss) allocated to general partner	$(1,118)	$(1,932)

Net income (loss) per BAC	$(.03)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2015	2014

Income
Interest income	$147	$112
Other income	13,347	-

	13,494	112

Share of income (loss) from Operating Partnerships (Note D)	(69,940)	(189,836)

Expenses
Professional fees	18,471	19,849
Fund management fee, net (Note C)	49,650	59,382
Amortization	-	-
General and administrative expenses	4,288	3,828

	72,409	83,059

NET INCOME (LOSS)	$(128,855)	$(272,783)

Net income (loss) allocated to assignees	$(127,566)	$(270,055)

Net income (loss) allocated to general partner	$(1,289)	$(2,728)

Net income (loss) per BAC	$(.04)	$(.09)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2015	2014

Income
Interest income	$28,305	$21,084
Other income	323,723	482,132

	352,028	503,216

Share of income (loss) from Operating Partnerships (Note D)	11,871,653	6,724,224

Expenses
Professional fees	533,951	578,425
Fund management fee, net (Note C)	1,708,377	2,058,799
Amortization	-	33,396
General and administrative expenses	202,013	187,609

	2,444,341	2,858,229

NET INCOME (LOSS)	$9,779,340	$4,369,211

Net income (loss) allocated to assignees	$9,681,545	$4,325,520

Net income (loss) allocated to general partner	$97,795	$43,691

Net income (loss) per BAC	$.12	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2015	2014

Income
Interest income	$266	$267
Other income	-	-

	266	267

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,442	18,539
Fund management fee, net (Note C)	14,959	37,992
Amortization	-	-
General and administrative expenses	8,681	7,733

	41,082	64,264

NET INCOME (LOSS)	$(40,816)	$(63,997)

Net income (loss) allocated to assignees	$(40,408)	$(63,357)

Net income (loss) allocated to general partner	$(408)	$(640)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2015	2014

Income
Interest income	$226	$164
Other income	-	859

	226	1,023

Share of income (loss) from Operating Partnerships (Note D)	326,273	-

Expenses
Professional fees	11,912	13,174
Fund management fee, net (Note C)	15,666	(8,401)
Amortization	-	-
General and administrative expenses	6,368	5,581

	33,946	10,354

NET INCOME (LOSS)	$292,553	$(9,331)

Net income (loss) allocated to assignees	$289,627	$(9,238)

Net income (loss) allocated to general partner	$2,926	$(93)

Net income (loss) per BAC	$.15	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2015	2014

Income
Interest income	$78	$71
Other income	433	284

	511	355

Share of income (loss) from Operating Partnerships (Note D)	232,989	-

Expenses
Professional fees	16,067	17,111
Fund management fee, net (Note C)	20,460	23,919
Amortization	-	-
General and administrative expenses	7,367	6,527

	43,894	47,557

NET INCOME (LOSS)	$189,606	$(47,202)

Net income (loss) allocated to assignees	$187,710	$(46,730)

Net income (loss) allocated to general partner	$1,896	$(472)

Net income (loss) per BAC	$.07	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2015	2014

Income
Interest income	$136	$81
Other income	1,299	7,590

	1,435	7,671

Share of income (loss) from Operating Partnerships (Note D)	215,459	-

Expenses
Professional fees	18,037	16,689
Fund management fee, net (Note C)	18,976	42,956
Amortization	-	-
General and administrative expenses	8,403	7,378

	45,416	67,023

NET INCOME (LOSS)	$171,478	$(59,352)

Net income (loss) allocated to assignees	$169,763	$(58,758)

Net income (loss) allocated to general partner	$1,715	$(594)

Net income (loss) per BAC	$.05	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2015	2014

Income
Interest income	$1,348	$1,250
Other income	2,180	1,870

	3,528	3,120

Share of income (loss) from Operating Partnerships (Note D)	16,675	-

Expenses
Professional fees	15,489	23,639
Fund management fee, net (Note C)	21,652	29,342
Amortization	-	-
General and administrative expenses	7,280	7,067

	44,421	60,048

NET INCOME (LOSS)	$(24,218)	$(56,928)

Net income (loss) allocated to assignees	$(23,976)	$(56,359)

Net income (loss) allocated to general partner	$(242)	$(569)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2015	2014

Income
Interest income	$5,698	$4,871
Other income	10,162	10,178

	15,860	15,049

Share of income (loss) from Operating Partnerships (Note D)	-	1,221,595

Expenses
Professional fees	14,915	14,790
Fund management fee, net (Note C)	10,926	8,983
Amortization	-	-
General and administrative expenses	8,167	7,852

	34,008	31,625

NET INCOME (LOSS)	$(18,148)	$1,205,019

Net income (loss) allocated to assignees	$(17,967)	$1,192,969

Net income (loss) allocated to general partner	$(181)	$12,050

Net income (loss) per BAC	$(.01)	$.39

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2015	2014

Income
Interest income	$2,808	$2,357
Other income	2,363	3,182

	5,171	5,539

Share of income (loss) from Operating Partnerships (Note D)	59,000	482,166

Expenses
Professional fees	29,093	33,461
Fund management fee, net (Note C)	49,544	5,050
Amortization	-	-
General and administrative expenses	9,465	9,319

	88,102	47,830

NET INCOME (LOSS)	$(23,931)	$439,875

Net income (loss) allocated to assignees	$(23,692)	$435,476

Net income (loss) allocated to general partner	$(239)	$4,399

Net income (loss) per BAC	$(.01)	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2015	2014

Income
Interest income	$1,608	$1,782
Other income	-	-

	1,608	1,782

Share of income (loss) from Operating Partnerships (Note D)	-	233,520

Expenses
Professional fees	17,644	41,039
Fund management fee, net (Note C)	64,716	74,433
Amortization	-	-
General and administrative expenses	7,363	7,133

	89,723	122,605

NET INCOME (LOSS)	$(88,115)	$112,697

Net income (loss) allocated to assignees	$(87,234)	$111,570

Net income (loss) allocated to general partner	$(881)	$1,127

Net income (loss) per BAC	$(.04)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2015	2014

Income
Interest income	$9,218	$5,700
Other income	11,253	264,217

	20,471	269,917

Share of income (loss) from Operating Partnerships (Note D)	1,197,000	5,282,724

Expenses
Professional fees	26,434	23,488
Fund management fee, net (Note C)	46,344	38,367
Amortization	-	-
General and administrative expenses	8,855	7,742

	81,633	69,597

NET INCOME (LOSS)	$1,135,838	$5,483,044

Net income (loss) allocated to assignees	$1,124,480	$5,428,214

Net income (loss) allocated to general partner	$11,358	$54,830

Net income (loss) per BAC	$.28	$1.36

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2015	2014

Income
Interest income	$479	$332
Other income	50,000	932

	50,479	1,264

Share of income (loss) from Operating Partnerships (Note D)	199,000	-

Expenses
Professional fees	24,769	26,790
Fund management fee, net (Note C)	36,807	133,109
Amortization	-	-
General and administrative expenses	8,671	8,124

	70,247	168,023

NET INCOME (LOSS)	$179,232	$(166,759)

Net income (loss) allocated to assignees	$177,440	$(165,091)

Net income (loss) allocated to general partner	$1,792	$(1,668)

Net income (loss) per BAC	$.04	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2015	2014

Income
Interest income	$398	$330
Other income	1,522	1,522

	1,920	1,852

Share of income (loss) from Operating Partnerships (Note D)	261,461	-

Expenses
Professional fees	22,403	19,217
Fund management fee, net (Note C)	40,201	72,924
Amortization	-	-
General and administrative expenses	6,911	6,479

	69,515	98,620

NET INCOME (LOSS)	$193,866	$(96,768)

Net income (loss) allocated to assignees	$191,927	$(95,800)

Net income (loss) allocated to general partner	$1,939	$(968)

Net income (loss) per BAC	$.07	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2015	2014

Income
Interest income	$1,375	$836
Other income	590	926

	1,965	1,762

Share of income (loss) from Operating Partnerships (Note D)	1,256,102	-

Expenses
Professional fees	25,952	26,921
Fund management fee, net (Note C)	78,855	121,181
Amortization	-	-
General and administrative expenses	8,996	8,050

	113,803	156,152

NET INCOME (LOSS)	$1,144,264	$(154,390)

Net income (loss) allocated to assignees	$1,132,821	$(152,846)

Net income (loss) allocated to general partner	$11,443	$(1,544)

Net income (loss) per BAC	$.26	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2015	2014

Income
Interest income	$211	$235
Other income	5,550	2,278

	5,761	2,513

Share of income (loss) from Operating Partnerships (Note D)	-	12,000

Expenses
Professional fees	20,645	19,800
Fund management fee, net (Note C)	106,744	125,956
Amortization	-	-
General and administrative expenses	8,988	8,123

	136,377	153,879

NET INCOME (LOSS)	$(130,616)	$(139,366)

Net income (loss) allocated to assignees	$(129,310)	$(137,972)

Net income (loss) allocated to general partner	$(1,306)	$(1,394)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2015	2014

Income
Interest income	$562	$261
Other income	5,550	2,777

	6,112	3,038

Share of income (loss) from Operating Partnerships (Note D)	1,097,000	-

Expenses
Professional fees	15,697	14,264
Fund management fee, net (Note C)	33,631	49,034
Amortization	-	-
General and administrative expenses	6,621	6,042

	55,949	69,340

NET INCOME (LOSS)	$1,047,163	$(66,302)

Net income (loss) allocated to assignees	$1,036,691	$(65,639)

Net income (loss) allocated to general partner	$10,472	$(663)

Net income (loss) per BAC	$.39	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2015	2014

Income
Interest income	$430	$183
Other income	18,302	6,270

	18,732	6,453

Share of income (loss) from Operating Partnerships (Note D)	37,000	-

Expenses
Professional fees	19,327	17,571
Fund management fee, net (Note C)	58,054	120,074
Amortization	-	-
General and administrative expenses	7,679	6,985

	85,060	144,630

NET INCOME (LOSS)	$(29,328)	$(138,177)

Net income (loss) allocated to assignees	$(29,035)	$(136,795)

Net income (loss) allocated to general partner	$(293)	$(1,382)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2015	2014

Income
Interest income	$549	$203
Other income	11,037	6,305

	11,586	6,508

Share of income (loss) from Operating Partnerships (Note D)	972,250	-

Expenses
Professional fees	16,699	15,781
Fund management fee, net (Note C)	63,179	97,040
Amortization	-	-
General and administrative expenses	7,548	6,862

	87,426	119,683

NET INCOME (LOSS)	$896,410	$(113,175)

Net income (loss) allocated to assignees	$887,446	$(112,043)

Net income (loss) allocated to general partner	$8,964	$(1,132)

Net income (loss) per BAC	$.27	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2015	2014

Income
Interest income	$510	$593
Other income	2,683	4,754

	3,193	5,347

Share of income (loss) from Operating Partnerships (Note D)	-	25,054

Expenses
Professional fees	15,218	14,940
Fund management fee, net (Note C)	63,498	61,830
Amortization	-	-
General and administrative expenses	6,269	5,727

	84,985	82,497

NET INCOME (LOSS)	$(81,792)	$(52,096)

Net income (loss) allocated to assignees	$(80,974)	$(51,575)

Net income (loss) allocated to general partner	$(818)	$(521)

Net income (loss) per BAC	$(.04)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2015	2014

Income
Interest income	$355	$323
Other income	9,240	14,770

	9,595	15,093

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,421	13,581
Fund management fee, net (Note C)	75,146	91,914
Amortization	-	-
General and administrative expenses	6,424	5,829

	95,991	111,324

NET INCOME (LOSS)	$(86,396)	$(96,231)

Net income (loss) allocated to assignees	$(85,532)	$(95,269)

Net income (loss) allocated to general partner	$(864)	$(962)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2015	2014

Income
Interest income	$145	$142
Other income	4,355	27,394

	4,500	27,536

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,777	15,443
Fund management fee, net (Note C)	81,066	73,885
Amortization	-	-
General and administrative expenses	6,621	6,015

	103,464	95,343

NET INCOME (LOSS)	$(98,964)	$(67,807)

Net income (loss) allocated to assignees	$(97,974)	$(67,129)

Net income (loss) allocated to general partner	$(990)	$(678)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2015	2014

Income
Interest income	$180	$154
Other income	3,160	3,500

	3,340	3,654

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,570	14,708
Fund management fee, net (Note C)	58,770	64,200
Amortization	-	-
General and administrative expenses	6,197	5,693

	80,537	84,601

NET INCOME (LOSS)	$(77,197)	$(80,947)

Net income (loss) allocated to assignees	$(76,425)	$(80,138)

Net income (loss) allocated to general partner	$(772)	$(809)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2015	2014

Income
Interest income	$55	$39
Other income	-	2,927

	55	2,966

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,400	19,053
Fund management fee, net (Note C)	97,833	97,108
Amortization	-	-
General and administrative expenses	6,111	6,097

	123,344	122,258

NET INCOME (LOSS)	$(123,289)	$(119,292)

Net income (loss) allocated to assignees	$(122,056)	$(118,099)

Net income (loss) allocated to general partner	$(1,233)	$(1,193)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2015	2014

Income
Interest income	$288	$229
Other income	36,109	11,620

	36,397	11,849

Share of income (loss) from Operating Partnerships (Note D)	457,440	-

Expenses
Professional fees	21,348	23,701
Fund management fee, net (Note C)	95,209	109,890
Amortization	-	-
General and administrative expenses	7,300	6,692

	123,857	140,283

NET INCOME (LOSS)	$369,980	$(128,434)

Net income (loss) allocated to assignees	$366,280	$(127,150)

Net income (loss) allocated to general partner	$3,700	$(1,284)

Net income (loss) per BAC	$.13	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2015	2014

Income
Interest income	$518	$176
Other income	66,129	50,274

	66,647	50,450

Share of income (loss) from Operating Partnerships (Note D)	3,214,695	-

Expenses
Professional fees	23,903	26,419
Fund management fee, net (Note C)	88,912	94,387
Amortization	-	-
General and administrative expenses	6,888	6,452

	119,703	127,258

NET INCOME (LOSS)	$3,161,639	$(76,808)

Net income (loss) allocated to assignees	$3,130,023	$(76,040)

Net income (loss) allocated to general partner	$31,616	$(768)

Net income (loss) per BAC	$1.14	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2015	2014

Income
Interest income	$479	$213
Other income	39,732	49,645

	40,211	49,858

Share of income (loss) from Operating Partnerships (Note D)	2,492,094	(8,363)

Expenses
Professional fees	25,062	27,192
Fund management fee, net (Note C)	105,193	126,104
Amortization	-	33,396
General and administrative expenses	7,819	7,275

	138,074	193,967

NET INCOME (LOSS)	$2,394,231	$(152,472)

Net income (loss) allocated to assignees	$2,370,289	$(150,947)

Net income (loss) allocated to general partner	$23,942	$(1,525)

Net income (loss) per BAC	$.65	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2015	2014

Income
Interest income	$6	$9
Other income	2,769	584

	2,775	593

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,279	18,488
Fund management fee, net (Note C)	126,314	113,058
Amortization	-	-
General and administrative expenses	6,301	6,180

	147,894	137,726

NET INCOME (LOSS)	$(145,119)	$(137,133)

Net income (loss) allocated to assignees	$(143,668)	$(135,762)

Net income (loss) allocated to general partner	$(1,451)	$(1,371)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2015	2014

Income
Interest income	$91	$50
Other income	25,958	7,474

	26,049	7,524

Share of income (loss) from Operating Partnerships (Note D)	(39,009)	(215,922)

Expenses
Professional fees	32,342	38,332
Fund management fee, net (Note C)	129,066	135,740
Amortization	-	-
General and administrative expenses	7,742	7,909

	169,150	181,981

NET INCOME (LOSS)	$(182,110)	$(390,379)

Net income (loss) allocated to assignees	$(180,289)	$(386,475)

Net income (loss) allocated to general partner	$(1,821)	$(3,904)

Net income (loss) per BAC	$(.04)	$(.10)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2015	2014

Income
Interest income	$288	$233
Other income	13,347	-

	13,635	233

Share of income (loss) from Operating Partnerships (Note D)	(123,776)	(308,550)

Expenses
Professional fees	23,106	24,294
Fund management fee, net (Note C)	106,656	118,724
Amortization	-	-
General and administrative expenses	6,978	6,743

	136,740	149,761

NET INCOME (LOSS)	$(246,881)	$(458,078)

Net income (loss) allocated to assignees	$(244,412)	$(453,497)

Net income (loss) allocated to general partner	$(2,469)	$(4,581)

Net income (loss) per BAC	$(.08)	$(.15)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(19,481,250)	$(7,435,386)	$(26,916,636)

Net income (loss)	9,681,545	97,795	9,779,340

Partners' capital (deficit), September 30, 2015	$(9,799,705)	$(7,337,591)	$(17,137,296)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2015	$(874,295)	$(320,197)	$(1,194,492)

Net income (loss)	(40,408)	(408)	(40,816)

Partners' capital (deficit), September 30, 2015	$(914,703)	$(320,605)	$(1,235,308)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2015	$(1,139,894)	$(175,101)	$(1,314,995)

Net income (loss)	289,627	2,926	292,553

Partners' capital (deficit), September 30, 2015	$(850,267)	$(172,175)	$(1,022,442)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2015	$(2,455,952)	$(246,104)	$(2,702,056)

Net income (loss)	187,710	1,896	189,606

Partners' capital (deficit), September 30, 2015	$(2,268,242)	$(244,208)	$(2,512,450)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2015	$(1,696,494)	$(304,860)	$(2,001,354)

Net income (loss)	169,763	1,715	171,478

Partners' capital (deficit), September 30, 2015	$(1,526,731)	$(303,145)	$(1,829,876)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2015	$1,254,077	$(174,501)	$1,079,576

Net income (loss)	(23,976)	(242)	(24,218)

Partners' capital (deficit), September 30, 2015	$1,230,101	$(174,743)	$1,055,358

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2015	$4,032,481	$(219,312)	$3,813,169

Net income (loss)	(17,967)	(181)	(18,148)

Partners' capital (deficit), September 30, 2015	$4,014,514	$(219,493)	$3,795,021

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2015	$3,371,487	$(309,634)	$3,061,853

Net income (loss)	(23,692)	(239)	(23,931)

Partners' capital (deficit), September 30, 2015	$3,347,795	$(309,873)	$3,037,922

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2015	$1,247,594	$(195,931)	$1,051,663

Net income (loss)	(87,234)	(881)	(88,115)

Partners' capital (deficit), September 30, 2015	$1,160,360	$(196,812)	$963,548

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2015	$6,058,903	$(286,019)	$5,772,884

Net income (loss)	1,124,480	11,358	1,135,838

Partners' capital (deficit), September 30, 2015	$7,183,383	$(274,661)	$6,908,722

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2015	$(2,951,221)	$(371,878)	$(3,323,099)

Net income (loss)	177,440	1,792	179,232

Partners' capital (deficit), September 30, 2015	$(2,773,781)	$(370,086)	$(3,143,867)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2015	$(1,321,993)	$(242,703)	$(1,564,696)

Net income (loss)	191,927	1,939	193,866

Partners' capital (deficit), September 30, 2015	$(1,130,066)	$(240,764)	$(1,370,830)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2015	$540,305	$(377,632)	$162,673

Net income (loss)	1,132,821	11,443	1,144,264

Partners' capital (deficit), September 30, 2015	$1,673,126	$(366,189)	$1,306,937

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2015	$(2,492,325)	$(435,643)	$(2,927,968)

Net income (loss)	(129,310)	(1,306)	(130,616)

Partners' capital (deficit), September 30, 2015	$(2,621,635)	$(436,949)	$(3,058,584)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2015	$(1,607,256)	$(244,295)	$(1,851,551)

Net income (loss)	1,036,691	10,472	1,047,163

Partners' capital (deficit), September 30, 2015	$(570,565)	$(233,823)	$(804,388)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2015	$(2,912,687)	$(332,845)	$(3,245,532)

Net income (loss)	(29,035)	(293)	(29,328)

Partners' capital (deficit), September 30, 2015	$(2,941,722)	$(333,138)	$(3,274,860)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2015	$(1,871,486)	$(303,778)	$(2,175,264)

Net income (loss)	887,446	8,964	896,410

Partners' capital (deficit), September 30, 2015	$(984,040)	$(294,814)	$(1,278,854)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2015	$(703,619)	$(187,575)	$(891,194)

Net income (loss)	(80,974)	(818)	(81,792)

Partners' capital (deficit), September 30, 2015	$(784,593)	$(188,393)	$(972,986)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2015	$(1,901,137)	$(236,945)	$(2,138,082)

Net income (loss)	(85,532)	(864)	(86,396)

Partners' capital (deficit), September 30, 2015	$(1,986,669)	$(237,809)	$(2,224,478)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2015	$(1,366,080)	$(234,288)	$(1,600,368)

Net income (loss)	(97,974)	(990)	(98,964)

Partners' capital (deficit), September 30, 2015	$(1,464,054)	$(235,278)	$(1,699,332)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2015	$(1,304,265)	$(211,601)	$(1,515,866)

Net income (loss)	(76,425)	(772)	(77,197)

Partners' capital (deficit), September 30, 2015	$(1,380,690)	$(212,373)	$(1,593,063)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2015	$(2,687,151)	$(254,359)	$(2,941,510)

Net income (loss)	(122,056)	(1,233)	(123,289)

Partners' capital (deficit), September 30, 2015	$(2,809,207)	$(255,592)	$(3,064,799)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2015	$(2,851,936)	$(280,493)	$(3,132,429)

Net income (loss)	366,280	3,700	369,980

Partners' capital (deficit), September 30, 2015	$(2,485,656)	$(276,793)	$(2,762,449)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2015	$(1,601,536)	$(259,549)	$(1,861,085)

Net income (loss)	3,130,023	31,616	3,161,639

Partners' capital (deficit), September 30, 2015	$1,528,487	$(227,933)	$1,300,554

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2015	$(2,168,116)	$(346,669)	$(2,514,785)

Net income (loss)	2,370,289	23,942	2,394,231

Partners' capital (deficit), September 30, 2015	$202,173	$(322,727)	$(120,554)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2015	$(1,706,674)	$(257,086)	$(1,963,760)

Net income (loss)	(143,668)	(1,451)	(145,119)

Partners' capital (deficit), September 30, 2015	$(1,850,342)	$(258,537)	$(2,108,879)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2015	$(430,056)	$(361,578)	$(791,634)

Net income (loss)	(180,289)	(1,821)	(182,110)

Partners' capital (deficit), September 30, 2015	$(610,345)	$(363,399)	$(973,744)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2015	$58,076	$(264,810)	$(206,734)

Net income (loss)	(244,412)	(2,469)	(246,881)

Partners' capital (deficit), September 30, 2015	$(186,336)	$(267,279)	$(453,615)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2015	2014

Cash flows from operating activities:

Net income (loss)	$9,779,340	$4,369,211
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	33,396
Distributions from Operating Partnerships	3,589	4,207
Share of (income) loss from Operating Partnerships	(11,871,653)	(6,724,224)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	69,197	53,928
Decrease (Increase) in other assets	(34,950)	(84,832)
(Decrease) Increase in accounts payable affiliates	(3,179,723)	594,612

Net cash (used in) provided by operating activities	(5,234,200)	(1,753,702)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	12,273,745	7,218,405

Net cash (used in) provided by investing activities	12,273,745	7,218,405

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,039,545	5,464,703

Cash and cash equivalents, beginning	23,720,352	12,797,054

Cash and cash equivalents, ending	$30,759,897	$18,261,757

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$6,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(40,816)	$(63,997)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(79,104)	(11,108)

Net cash (used in) provided by operating activities	(119,920)	(75,105)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(119,920)	(75,105)

Cash and cash equivalents, beginning	310,195	204,785

Cash and cash equivalents, ending	$190,275	$129,680

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2015	2014

Cash flows from operating activities:
Net income (loss)	$292,553	$(9,331)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(326,273)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	3,000	-
(Decrease) Increase in accounts payable affiliates	17,717	28,650

Net cash (used in) provided by operating activities	(18,003)	19,319

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	326,273	-

Net cash (used in) provided by investing activities	326,273	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	308,270	19,319

Cash and cash equivalents, beginning	127,394	116,749

Cash and cash equivalents, ending	$435,664	$136,068

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2015	2014

Cash flows from operating activities:

Net income (loss)	$189,606	$(47,202)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(232,989)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,263	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	24,771	31,230

Net cash (used in) provided by operating activities	(17,349)	(15,972)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	232,296	-

Net cash (used in) provided by investing activities	232,296	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	214,947	(15,972)

Cash and cash equivalents, beginning	117,048	98,564

Cash and cash equivalents, ending	$331,995	$82,592

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2015	2014

Cash flows from operating activities:

Net income (loss)	$171,478	$(59,352)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(215,459)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,167	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,205	44,706

Net cash (used in) provided by operating activities	(8,609)	(14,646)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	215,459	-

Net cash (used in) provided by investing activities	215,459	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	206,850	(14,646)

Cash and cash equivalents, beginning	205,359	118,542

Cash and cash equivalents, ending	$412,209	$103,896

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(24,218)	$(56,928)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(16,675)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,335)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(47,228)	(56,928)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	96,715	-

Net cash (used in) provided by investing activities	96,715	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,487	(56,928)

Cash and cash equivalents, beginning	1,005,871	890,715

Cash and cash equivalents, ending	$1,055,358	$833,787

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(18,148)	$1,205,019
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,221,595)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	4,029
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(18,148)	(12,547)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,221,595

Net cash (used in) provided by investing activities	-	1,221,595

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,148)	1,209,048

Cash and cash equivalents, beginning	3,811,919	2,550,061

Cash and cash equivalents, ending	$3,793,771	$3,759,109

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(23,931)	$439,875
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(59,000)	(482,166)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(15,507)	18,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(98,438)	(24,291)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	128,000	482,000

Net cash (used in) provided by investing activities	128,000	482,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	29,562	457,709

Cash and cash equivalents, beginning	3,013,320	2,510,330

Cash and cash equivalents, ending	$3,042,882	$2,968,039

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(88,115)	$112,697
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(233,520)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	20,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(44,238)

Net cash (used in) provided by operating activities	(88,115)	(145,061)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	230,000

Net cash (used in) provided by investing activities	-	230,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(88,115)	84,939

Cash and cash equivalents, beginning	1,051,663	1,049,687

Cash and cash equivalents, ending	$963,548	$1,134,626

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$6,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,135,838	$5,483,044
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,197,000)	(5,282,724)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,000)	8,899
Decrease (Increase) in other assets	-	1,567
(Decrease) Increase in accounts payable affiliates	-	(706,182)

Net cash (used in) provided by operating activities	(64,162)	(495,396)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,197,000	5,247,756

Net cash (used in) provided by investing activities	1,197,000	5,247,756

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,132,838	4,752,360

Cash and cash equivalents, beginning	5,774,634	515,862

Cash and cash equivalents, ending	$6,907,472	$5,268,222

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2015	2014

Cash flows from operating activities:

Net income (loss)	$179,232	$(166,759)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(199,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(231,727)	133,813

Net cash (used in) provided by operating activities	(252,995)	(32,946)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	199,000	-

Net cash (used in) provided by investing activities	199,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,995)	(32,946)

Cash and cash equivalents, beginning	501,274	224,155

Cash and cash equivalents, ending	$447,279	$191,209

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2015	2014

Cash flows from operating activities:

Net income (loss)	$193,866	$(96,768)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(261,461)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,484	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(25,379)	77,574

Net cash (used in) provided by operating activities	(86,490)	(19,194)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	312,461	-

Net cash (used in) provided by investing activities	312,461	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	225,971	(19,194)

Cash and cash equivalents, beginning	322,775	253,948

Cash and cash equivalents, ending	$548,746	$234,754

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,144,264	$(154,390)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,256,102)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,075	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,748,408)	(452,048)

Net cash (used in) provided by operating activities	(2,854,171)	(606,438)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,256,102	-

Net cash (used in) provided by investing activities	1,256,102	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,598,069)	(606,438)

Cash and cash equivalents, beginning	3,106,480	852,580

Cash and cash equivalents, ending	$1,508,411	$246,142

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(130,616)	$(139,366)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(12,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(993)	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(5,172)	82,456

Net cash (used in) provided by operating activities	(136,781)	(65,910)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	12,000

Net cash (used in) provided by investing activities	-	12,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,781)	(53,910)

Cash and cash equivalents, beginning	354,807	310,949

Cash and cash equivalents, ending	$218,026	$257,039

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,047,163	$(66,302)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,097,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(650)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(67,608)	61,704

Net cash (used in) provided by operating activities	(118,095)	(4,598)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,097,000	-

Net cash (used in) provided by investing activities	1,097,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	978,905	(4,598)

Cash and cash equivalents, beginning	281,704	194,920

Cash and cash equivalents, ending	$1,260,609	$190,322

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(29,328)	$(138,177)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(37,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,802)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(492,973)	73,774

Net cash (used in) provided by operating activities	(565,103)	(64,403)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	37,000	-

Net cash (used in) provided by investing activities	37,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(528,103)	(64,403)

Cash and cash equivalents, beginning	838,027	299,036

Cash and cash equivalents, ending	$309,924	$234,633

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2015	2014

Cash flows from operating activities:

Net income (loss)	$896,410	$(113,175)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(972,250)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	70,097	51,040

Net cash (used in) provided by operating activities	(7,243)	(62,135)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	972,250	-

Net cash (used in) provided by investing activities	972,250	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	965,007	(62,135)

Cash and cash equivalents, beginning	231,626	278,190

Cash and cash equivalents, ending	$1,196,633	$216,055

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(81,792)	$(52,096)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(25,054)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,240	16,186

Net cash (used in) provided by operating activities	(40,552)	(60,964)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	25,054

Net cash (used in) provided by investing activities	-	25,054

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,552)	(35,910)

Cash and cash equivalents, beginning	430,583	448,179

Cash and cash equivalents, ending	$390,031	$412,269

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(86,396)	$(96,231)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,024)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	78,660	102,432

Net cash (used in) provided by operating activities	(8,760)	6,201

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,760)	6,201

Cash and cash equivalents, beginning	345,467	305,167

Cash and cash equivalents, ending	$336,707	$311,368

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(98,964)	$(67,807)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	57,200	82,200

Net cash (used in) provided by operating activities	(41,764)	14,393

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(41,764)	14,393

Cash and cash equivalents, beginning	280,864	236,887

Cash and cash equivalents, ending	$239,100	$251,280

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(77,197)	$(80,947)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	32,971	68,400

Net cash (used in) provided by operating activities	(44,226)	(12,547)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,226)	(12,547)

Cash and cash equivalents, beginning	166,118	144,094

Cash and cash equivalents, ending	$121,892	$131,547

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(123,289)	$(119,292)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	103,890	104,397

Net cash (used in) provided by operating activities	(19,399)	(14,895)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,399)	(14,895)

Cash and cash equivalents, beginning	97,731	96,711

Cash and cash equivalents, ending	$78,332	$81,816

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2015	2014

Cash flows from operating activities:

Net income (loss)	$369,980	$(128,434)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(457,440)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,782	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(243,137)	118,782

Net cash (used in) provided by operating activities	(321,815)	(9,652)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	457,440	-

Net cash (used in) provided by investing activities	457,440	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,625	(9,652)

Cash and cash equivalents, beginning	158,957	167,428

Cash and cash equivalents, ending	$294,582	$157,776

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2015	2014

Cash flows from operating activities:

Net income (loss)	$3,161,639	$(76,808)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,214,695)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	47,686	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(264,463)	124,350

Net cash (used in) provided by operating activities	(269,833)	47,542

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,254,655	-

Net cash (used in) provided by investing activities	3,254,655	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,984,822	47,542

Cash and cash equivalents, beginning	420,023	266,762

Cash and cash equivalents, ending	$3,404,845	$314,304

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2015	2014

Cash flows from operating activities:

Net income (loss)	$2,394,231	$(152,472)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	33,396
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,492,094)	8,363
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	39,051	-
Decrease (Increase) in other assets	2,827	(19,648)
(Decrease) Increase in accounts payable affiliates	90,722	153,390

Net cash (used in) provided by operating activities	34,737	23,029

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,492,094	-

Net cash (used in) provided by investing activities	2,492,094	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,526,831	23,029

Cash and cash equivalents, beginning	354,147	303,384

Cash and cash equivalents, ending	$2,880,978	$326,413

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(145,119)	$(137,133)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(40,777)	(66,751)
(Decrease) Increase in accounts payable affiliates	181,106	181,507

Net cash (used in) provided by operating activities	(4,790)	(22,377)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,790)	(22,377)

Cash and cash equivalents, beginning	9,744	38,362

Cash and cash equivalents, ending	$4,954	$15,985

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(182,110)	$(390,379)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	39,009	215,922
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	145,905	146,833

Net cash (used in) provided by operating activities	2,804	(27,624)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,804	(27,624)

Cash and cash equivalents, beginning	147,398	126,153

Cash and cash equivalents, ending	$150,202	$98,529

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(246,881)	$(458,078)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,589	4,207
Share of (income) loss from Operating Partnerships	123,776	308,550
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	99,764	124,764

Net cash (used in) provided by operating activities	(19,752)	(20,557)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,752)	(20,557)

Cash and cash equivalents, beginning	255,224	194,854

Cash and cash equivalents, ending	$235,472	$174,297

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2015
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2015 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2015
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2015 and 2014, an impairment loss of $133,584 and $1,139,623, respectively, was recorded. As of March 31, 2015, acquisition costs were fully amortized or impaired.

Accumulated amortization of acquisition costs for Series 43 as of September 30, 2015 and 2014, are as follows:

	2015	2014
Series 43	$ -	$166,980
	$ -	$166,980

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2015 and 2014, are as follows:

	2015	2014
Series 20	$ 8,238	$ 19,446
Series 21	3,392	14,325
Series 22	11,781	15,615
Series 23	16,523	22,026
Series 24	12,588	16,683
Series 25	5,934	6,984
Series 26	25,929	39,713
Series 27	38,358	42,828
Series 28	22,389	45,352
Series 29	21,381	66,906
Series 30	22,736	38,787
Series 31	44,853	76,254
Series 32	56,622	66,228
Series 33	16,398	30,852
Series 34	29,661	61,887
Series 35	32,115	50,520
Series 36	33,120	33,120
Series 37	39,330	51,216
Series 38	41,100	41,100
Series 39	31,485	34,200
Series 40	50,004	50,004
Series 41	57,229	59,391
Series 42	49,100	62,175
Series 43	64,027	76,695
Series 44	63,657	63,657
Series 45	70,800	70,800
Series 46	62,382	62,382
	$ 931,132	$1,219,146

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2015 and 2014 are as follows:
	2015	2014
Series 20	$ 95,580	$ 50,000
Series 24	25,176	33,366
Series 25	11,868	15,443
Series 26	54,544	85,151
Series 27	76,716	131,301
Series 28	53,844	807,427
Series 29	278,493	-
Series 30	72,630	-
Series 31	2,840,263	604,556
Series 32	118,416	50,000
Series 33	53,079	-
Series 34	552,727	50,000
Series 35	-	50,000
Series 36	25,000	50,054
Series 38	25,000	-
Series 39	29,999	-
Series 42	153,508	-
Series 43	50,000	-
Series 46	25,000	-
	$4,541,843	$1,927,298

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2015 and 2014, the Fund has limited partnership interests in 277 and 348 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2015 and 2014 are as follows:

	2015	2014
Series 20	4	8
Series 21	2	4
Series 22	4	8
Series 23	7	10
Series 24	6	7
Series 25	4	5
Series 26	14	20
Series 27	7	8
Series 28	10	15
Series 29	8	17
Series 30	9	16
Series 31	18	22
Series 32	11	13
Series 33	5	8
Series 34	8	12
Series 35	7	10
Series 36	9	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	6	7
Series 38	10	10
Series 39	9	9
Series 40	16	16
Series 41	18	19
Series 42	15	21
Series 43	19	23
Series 44	8	8
Series 45	28	28
Series 46	15	15
	277	348

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2015 and 2014, are as follows:
	2015	2014
Series 22	$ 8,659	$ 9,352
Series 26	-	1,127
Series 27	-	-
Series 28	-	6,000
Series 29	8,235	8,235
Series 30	105,139	127,396
Series 31	66,294	66,294
Series 32	1,229	3,486
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$586,772	$619,106

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2015 the Fund disposed of twenty-nine Operating Partnerships. A summary of the dispositions by Series for September 30, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 21	2	-	$326,273	$326,273
Series 22	2	-	232,296	232,989
Series 23	2	-	215,459	215,459
Series 24	-	-	96,715	16,675
Series 26	3	-	128,000	59,000
Series 28	1	-	1,197,000	1,197,000
Series 29	1	1	199,000	199,000
Series 30	2	-	312,461	261,461
Series 31	1	-	1,256,102	1,256,102
Series 33	1	-	1,097,000	1,097,000
Series 34	1	-	37,000	37,000
Series 35	1	1	972,250	972,250
Series 41	1	-	457,440	457,440
Series 42	5	-	3,254,655	3,214,695
Series 43	4	-	2,492,094	2,492,094
Total	27	2	$12,273,745	$12,034,438

* Fund proceeds from disposition include $80,040, $69,000, $51,000 and $39,960, for Series 24, Series 26, Series 30 and Series 42, respectively, recorded as a receivable as of March 31, 2015. Fund proceeds from disposition does not include $693 which was due to a writeoff of capital contribution payable Series 22.

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
September 30, 2015
(Unaudited)

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

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2015.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2015	2014

Revenues
Rental	$ 45,203,563	$ 58,752,200
Interest and other	1,285,405	1,559,748
	46,488,968	60,311,948

Expenses
Interest	7,888,032	10,397,667
Depreciation and amortization	12,463,273	16,816,124
Operating expenses	30,752,781	39,904,933
	51,104,086	67,118,724

NET LOSS	$ (4,615,118)	$ (6,806,776)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,568,964)	$ (6,738,709)

Net loss allocated to other Partners	$ (46,154)	$ (68,067)

* Amounts include $(4,406,179) and $(6,205,874) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2015	2014
Revenues
Rental	$ 418,810	$ 914,710
Interest and other	19,006	29,883
	437,816	944,593

Expenses
Interest	47,011	181,868
Depreciation and amortization	101,632	264,205
Operating expenses	310,583	742,868
	459,226	1,188,941

NET LOSS	$ (21,410)	$ (244,348)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (21,196)	$ (241,905)

Net loss allocated to other Partners	$ (214)	$ (2,443)

* Amounts include $(21,196) and $(241,905) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2015	2014
Revenues
Rental	$ 315,338	$ 929,294
Interest and other	2,100	11,987
	317,438	941,281

Expenses
Interest	44,646	254,867
Depreciation and amortization	51,789	162,114
Operating expenses	244,856	570,648
	341,291	987,629

NET LOSS	$ (23,853)	$ (46,348)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (23,614)	$ (45,885)

Net loss allocated to other Partners	$ (239)	$ (463)

* Amounts include $(23,614) and $(45,885) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2015	2014
Revenues
Rental	$ 475,615	$ 781,201
Interest and other	11,730	14,698
	487,345	795,899

Expenses
Interest	66,701	127,365
Depreciation and amortization	113,609	174,840
Operating expenses	349,376	560,182
	529,686	862,387

NET LOSS	$ (42,341)	$ (66,488)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (41,918)	$ (65,823)

Net loss allocated to other Partners	$ (423)	$ (665)

* Amounts include $(41,918) and $(65,823) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2015	2014
Revenues
Rental	$ 1,377,593	$ 1,595,029
Interest and other	42,646	53,114
	1,420,239	1,648,143

Expenses
Interest	157,010	236,200
Depreciation and amortization	324,218	337,767
Operating expenses	1,095,569	1,191,095
	1,576,797	1,765,062

NET LOSS	$ (156,558)	$ (116,919)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (154,991)	$ (115,749)

Net loss allocated to other Partners	$ (1,567)	$ (1,170)

* Amounts include $(154,991) and $(115,749) for 2015 and 2014, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2015	2014
Revenues
Rental	$ 502,834	$ 570,376
Interest and other	10,154	9,528
	512,988	579,904

Expenses
Interest	47,306	70,070
Depreciation and amortization	137,080	164,206
Operating expenses	418,156	436,960
	602,542	671,236

NET LOSS	$ (89,554)	$ (91,332)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (88,658)	$ (90,419)

Net loss allocated to other Partners	$ (896)	$ (913)

* Amounts include $(88,658) and $(90,419) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2015	2014
Revenues
Rental	$ 434,822	$ 469,899
Interest and other	10,457	10,081
	445,279	479,980

Expenses
Interest	68,232	76,938
Depreciation and amortization	77,664	115,502
Operating expenses	316,742	328,358
	462,638	520,798

NET LOSS	$ (17,359)	$ (40,818)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (17,185)	$ (40,410)

Net loss allocated to other Partners	$ (174)	$ (408)

* Amounts include $(17,185) and $(40,410) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2015	2014
Revenues
Rental	$ 1,307,218	$ 1,718,149
Interest and other	25,613	40,555
	1,332,831	1,758,704

Expenses
Interest	197,728	236,155
Depreciation and amortization	352,022	510,822
Operating expenses	1,039,030	1,339,035
	1,588,780	2,086,012

NET LOSS	$ (255,949)	$ (327,308)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (253,390)	$ (324,035)

Net loss allocated to other Partners	$ (2,559)	$ (3,273)

* Amounts include $(253,390) and $(324,035) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2015	2014
Revenues
Rental	$ 2,131,992	$ 2,171,611
Interest and other	23,304	40,710
	2,155,296	2,212,321

Expenses
Interest	427,512	463,601
Depreciation and amortization	446,408	477,495
Operating expenses	1,293,531	1,366,802
	2,167,451	2,307,898

NET LOSS	$ (12,155)	$ (95,577)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (12,033)	$ (94,621)

Net loss allocated to other Partners	$ (122)	$ (956)

* Amounts include $(12,033) and $(94,621) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2015	2014
Revenues
Rental	$ 1,068,294	$ 2,148,878
Interest and other	22,268	47,058
	1,090,562	2,195,936

Expenses
Interest	85,171	262,345
Depreciation and amortization	354,444	675,167
Operating expenses	847,019	1,508,029
	1,286,634	2,445,541

NET LOSS	$ (196,072)	$ (249,605)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (194,111)	$ (247,109)

Net loss allocated to other Partners	$ (1,961)	$ (2,496)

* Amounts include $(194,111) and $(247,109) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2015	2014
Revenues
Rental	$ 1,003,232	$ 3,028,110
Interest and other	64,239	85,697
	1,067,471	3,113,807

Expenses
Interest	189,364	507,296
Depreciation and amortization	274,358	1,041,329
Operating expenses	797,043	2,088,837
	1,260,765	3,637,462

NET LOSS	$ (193,294)	$ (523,655)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (191,361)	$ (518,418)

Net loss allocated to other Partners	$ (1,933)	$ (5,237)

* Amounts include $(191,361) and $(518,418) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2015	2014
Revenues
Rental	$ 1,234,713	$ 2,353,170
Interest and other	24,356	38,623
	1,259,069	2,391,793

Expenses
Interest	137,653	294,615
Depreciation and amortization	262,136	514,679
Operating expenses	974,484	1,905,714
	1,374,273	2,715,008

NET LOSS	$ (115,204)	$ (323,215)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (114,052)	$ (319,983)

Net loss allocated to other Partners	$ (1,152)	$ (3,232)

* Amounts include $(114,052) and $(319,983) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2015	2014
Revenues
Rental	$ 2,465,084	$ 4,839,778
Interest and other	89,374	162,996
	2,554,458	5,002,774

Expenses
Interest	283,455	619,446
Depreciation and amortization	594,205	1,439,908
Operating expenses	1,901,611	3,410,087
	2,779,271	5,469,441

NET LOSS	$ (224,813)	$ (466,667)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (222,565)	$ (462,000)

Net loss allocated to other Partners	$ (2,248)	$ (4,667)

* Amounts include $(222,565) and $(462,000) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2015	2014
Revenues
Rental	$ 2,032,846	$ 2,732,738
Interest and other	63,023	87,404
	2,095,869	2,820,142

Expenses
Interest	368,226	508,328
Depreciation and amortization	727,641	1,028,652
Operating expenses	1,391,384	1,849,277
	2,487,251	3,386,257

NET LOSS	$ (391,382)	$ (566,115)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (387,468)	$ (560,454)

Net loss allocated to other Partners	$ (3,914)	$ (5,661)

* Amounts include $(387,468) and $(560,454) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2015	2014
Revenues
Rental	$ 681,965	$ 1,397,127
Interest and other	17,096	49,573
	699,061	1,446,700

Expenses
Interest	109,503	284,465
Depreciation and amortization	210,065	458,107
Operating expenses	452,542	904,149
	772,110	1,646,721

NET LOSS	$ (73,049)	$ (200,021)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (72,319)	$ (198,021)

Net loss allocated to other Partners	$ (730)	$ (2,000)

* Amounts include $(72,319) and $(198,021) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2015	2014
Revenues
Rental	$ 1,397,775	$ 2,773,001
Interest and other	37,799	74,762
	1,435,574	2,847,763

Expenses
Interest	229,624	384,420
Depreciation and amortization	360,388	930,323
Operating expenses	944,799	1,859,035
	1,534,811	3,173,778

NET LOSS	$ (99,237)	$ (326,015)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (98,245)	$ (322,755)

Net loss allocated to other Partners	$ (992)	$ (3,260)

* Amounts include $(98,245) and $(322,755) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2015	2014
Revenues
Rental	$ 1,578,198	$ 2,272,296
Interest and other	51,707	84,087
	1,629,905	2,356,383

Expenses
Interest	316,275	393,620
Depreciation and amortization	468,066	715,206
Operating expenses	935,527	1,405,360
	1,719,868	2,514,186

NET LOSS	$ (89,963)	$ (157,803)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (89,063)	$ (156,225)

Net loss allocated to other Partners	$ (900)	$ (1,578)

* Amounts include $(89,063) and $(156,225) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2015	2014
Revenues
Rental	$ 1,507,446	$ 1,396,537
Interest and other	25,672	30,442
	1,533,118	1,426,979

Expenses
Interest	283,848	258,059
Depreciation and amortization	485,787	415,107
Operating expenses	1,023,950	954,812
	1,793,585	1,627,978

NET LOSS	$ (260,467)	$ (200,999)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (257,862)	$ (198,989)

Net loss allocated to other Partners	$ (2,605)	$ (2,010)

* Amounts include $(257,862) and $(198,989) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2015	2014
Revenues
Rental	$ 1,982,200	$ 2,224,541
Interest and other	37,642	52,728
	2,019,842	2,277,269

Expenses
Interest	369,232	319,153
Depreciation and amortization	567,481	765,457
Operating expenses	1,444,391	1,692,586
	2,381,104	2,777,196

NET LOSS	$ (361,262)	$ (499,927)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (357,649)	$ (494,928)

Net loss allocated to other Partners	$ (3,613)	$ (4,999)

* Amounts include $(357,649) and $(494,928) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2015	2014
Revenues
Rental	$ 1,869,747	$ 1,899,670
Interest and other	56,081	43,161
	1,925,828	1,942,831

Expenses
Interest	345,016	357,365
Depreciation and amortization	526,055	500,522
Operating expenses	1,314,846	1,251,174
	2,185,917	2,109,061

NET LOSS	$ (260,089)	$ (166,230)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (257,488)	$ (164,568)

Net loss allocated to other Partners	$ (2,601)	$ (1,662)

* Amounts include $(257,488) and $(164,568) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2015	2014
Revenues
Rental	$ 1,358,384	$ 1,394,283
Interest and other	60,845	50,964
	1,419,229	1,445,247

Expenses
Interest	246,902	250,509
Depreciation and amortization	386,912	395,553
Operating expenses	1,037,607	1,009,938
	1,671,421	1,656,000

NET LOSS	$ (252,192)	$ (210,753)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (249,670)	$ (208,645)

Net loss allocated to other Partners	$ (2,522)	$ (2,108)

* Amounts include $(249,670) and $(208,645) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2015	2014
Revenues
Rental	$ 2,168,775	$ 2,056,995
Interest and other	67,170	56,391
	2,235,945	2,113,386

Expenses
Interest	446,834	405,134
Depreciation and amortization	697,543	609,238
Operating expenses	1,374,402	1,403,259
	2,518,779	2,417,631

NET LOSS	$ (282,834)	$ (304,245)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (280,006)	$ (301,203)

Net loss allocated to other Partners	$ (2,828)	$ (3,042)

* Amounts include $(280,006) and $(301,203) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2015	2014
Revenues
Rental	$ 2,801,800	$ 2,853,752
Interest and other	91,172	77,982
	2,892,972	2,931,734

Expenses
Interest	542,600	603,816
Depreciation and amortization	721,750	741,438
Operating expenses	1,739,882	1,798,460
	3,004,232	3,143,714

NET LOSS	$ (111,260)	$ (211,980)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (110,147)	$ (209,860)

Net loss allocated to other Partners	$ (1,113)	$ (2,120)

* Amounts include $(110,147) and $(209,860) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2015	2014
Revenues
Rental	$ 2,419,424	$ 3,170,198
Interest and other	120,967	119,907
	2,540,391	3,290,105

Expenses
Interest	502,601	603,697
Depreciation and amortization	709,510	809,899
Operating expenses	1,615,686	1,980,640
	2,827,797	3,394,236

NET LOSS	$ (287,406)	$ (104,131)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (284,532)	$ (103,090)

Net loss allocated to other Partners	$ (2,874)	$ (1,041)

* Amounts include $(284,532) and $(103,090) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2015	2014
Revenues
Rental	$ 3,238,064	$ 3,848,253
Interest and other	119,246	111,543
	3,357,310	3,959,796

Expenses
Interest	498,924	676,059
Depreciation and amortization	994,350	1,108,887
Operating expenses	1,915,389	2,420,231
	3,408,663	4,205,177

NET LOSS	$ (51,353)	$ (245,381)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (50,839)	$ (242,927)

Net loss allocated to other Partners	$ (514)	$ (2,454)

* Amounts include $(50,839) and $(234,564) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2015	2014
Revenues
Rental	$ 2,963,278	$ 2,946,601
Interest and other	78,935	76,719
	3,042,213	3,023,320

Expenses
Interest	767,046	812,995
Depreciation and amortization	770,821	762,487
Operating expenses	1,709,863	1,679,198
	3,247,730	3,254,680

NET LOSS	$ (205,517)	$ (231,360)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (203,462)	$ (229,046)

Net loss allocated to other Partners	$ (2,055)	$ (2,314)

* Amounts include $(203,462) and $(229,046) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2015	2014
Revenues
Rental	$ 3,612,886	$ 3,488,932
Interest and other	68,998	62,913
	3,681,884	3,551,845

Expenses
Interest	506,207	561,294
Depreciation and amortization	1,002,855	1,004,836
Operating expenses	2,473,948	2,418,055
	3,983,010	3,984,185

NET LOSS	$ (301,126)	$ (432,340)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (298,115)	$ (428,017)

Net loss allocated to other Partners	$ (3,011)	$ (4,323)

* Amounts include $(259,106) and $(212,095) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2015	2014
Revenues
Rental	$ 2,855,230	$ 2,777,071
Interest and other	43,805	36,242
	2,899,035	2,813,313

Expenses
Interest	603,405	647,987
Depreciation and amortization	744,484	692,378
Operating expenses	1,790,565	1,830,144
	3,138,454	3,170,509

NET LOSS	$ (239,419)	$ (357,196)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (237,025)	$ (353,624)

Net loss allocated to other Partners	$ (2,394)	$ (3,572)

* Amounts include $(113,249) and $(45,074) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2015

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to September 30, 2015, the Fund has entered into an agreement to sell the interest in one operating limited partnership. The estimated sale price and other terms for the disposition of the operating limited partnership has been determined. The estimated proceeds to be received for the operating limited partnership is $832,886. The estimated gain on the sale of the operating limited partnership is $825,886 and is expected to be recognized in the third quarter of fiscal year ending March 31, 2016.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2015 were $931,132 and total fund management fees accrued as of September 30, 2015 were $48,023,098. During the six months ended September 30, 2015, $4,541,843 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2015, an affiliate of the general partner of the Fund advanced a total of $898,221 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2015, $61,979 was advanced to the Fund from an affiliate of the general partner, and $54,660, $359,757 and $221,615 for Series 33, Series 41 and Series 42, respectively, was paid by the Fund to an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2015, are as follows:

	Current
	Period	Total

Series 34	$ -	$ 133,578
Series 39	-	220,455
Series 40	3,882	374,286
Series 44	53,792	142,412
Series 45	4,305	27,490
	$61,979	$898,221

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2015.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended September 30, 2015, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2015, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 25 of the Operating Partnerships and 4 remain.

During the quarter ended September 30, 2015, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,659 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 15 of the Operating Partnerships and 7 remain.

Prior to the quarter ended September 30, 2015, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended September 30, 2015, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2015, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 31 of the Operating Partnerships and 14 remain.

Prior to the quarter ended September 30, 2015, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 9 of the Operating Partnerships and 7 remain.

Prior to the quarter ended September 30, 2015, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2015, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2015, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of September 30, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 11 of the Operating Partnerships and 9 remain.

During the quarter ended September 30, 2015, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of September 30, 2015. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 9 of the Operating Partnerships and 18 remain.

During the quarter ended September 30, 2015, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2015. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2015, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2015, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended September 30, 2015, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 4 of the Operating Partnerships and 7 remain.

Prior to the quarter ended September 30, 2015, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 2 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2015, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 1 of the Operating Partnerships and 6 remain.

During the quarter ended September 30, 2015, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2015, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2015, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2015, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. Series 41 has since sold its interest in 5 of the Operating Partnerships and 18 remain.

During the quarter ended September 30, 2015, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended September 30, 2015, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes. Series 43 has since sold its interest in 4 of the Operating Partnerships and 19 remain.

During the quarter ended September 30, 2015, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of September 30, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended September 30, 2015, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2015, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2015, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2015 and 2014, the Fund held limited partnership interests in 277 and 348 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2015, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 8,238	$ 134	$ 8,104
Series 21	3,392	2,051	1,341
Series 22	11,781	600	11,181
Series 23	16,523	-	16,523
Series 24	12,588	834	11,754
Series 25	5,934	942	4,992
Series 26	25,929	5,000	20,929
Series 27	38,358	2,000	36,358
Series 28	22,389	2,500	19,889
Series 29	21,381	9,959	11,422
Series 30	22,736	7,050	15,686
Series 31	44,853	5,500	39,353
Series 32	56,622	6,500	50,122
Series 33	16,398	6,500	9,898
Series 34	29,661	3,700	25,961
Series 35	32,115	6,918	25,197
Series 36	33,120	-	33,120
Series 37	39,330	-	39,330
Series 38	41,100	(3,066)	44,166
Series 39	31,485	-	31,485
Series 40	50,004	675	49,329
Series 41	57,229	2,740	54,489
Series 42	49,100	416	48,684
Series 43	64,027	2,956	61,071
Series 44	63,657	1,000	62,657
Series 45	70,800	10,247	60,553
Series 46	62,382	12,732	49,650
	$931,132	$87,888	$843,244

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 16,476	$ 1,517	$ 14,959
Series 21	17,717	2,051	15,666
Series 22	24,771	4,311	20,460
Series 23	34,205	15,229	18,976
Series 24	25,176	3,524	21,652
Series 25	11,868	942	10,926
Series 26	54,544	5,000	49,544
Series 27	76,716	12,000	64,716
Series 28	53,844	7,500	46,344
Series 29	46,766	9,959	36,807
Series 30	47,251	7,050	40,201
Series 31	91,855	13,000	78,855
Series 32	113,244	6,500	106,744
Series 33	40,131	6,500	33,631
Series 34	59,754	1,700	58,054
Series 35	70,097	6,918	63,179
Series 36	66,240	2,742	63,498
Series 37	78,660	3,514	75,146
Series 38	82,200	1,134	81,066
Series 39	62,970	4,200	58,770
Series 40	100,008	2,175	97,833
Series 41	116,620	21,411	95,209
Series 42	110,660	21,748	88,912
Series 43	140,722	35,529	105,193
Series 44	127,314	1,000	126,314
Series 45	141,600	12,534	129,066
Series 46	124,764	18,108	106,656
	$1,936,173	$227,796	$1,708,377

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 20 reflects a net loss from Operating Partnerships of $(21,410) and $(244,348), respectively, which includes depreciation and amortization of $101,632 and $264,205, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 21 reflects a net loss from Operating Partnerships of $(23,853) and $(46,348), respectively, which includes depreciation and amortization of $51,789 and $162,114, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred its interest in Fort Halifax Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $913,861 and cash proceeds to the investment partnership of $3,177. The total proceeds of approximately $3,177 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,177 as of September 30, 2015.

Series 22

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 22 reflects a net loss from Operating Partnerships of $(42,341) and $(66,488), respectively, which includes depreciation and amortization of $113,609 and $174,840, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred their respective interests in Birch Ridge Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,661,182 and cash proceeds to the investment partnerships of $231,966 and $214,257 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,263 and $1,167 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $230,703 and $213,090 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $230,703 and $213,090 for Series 22 and Series 23, respectively, as of September 30, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $693 for Series 22 was recorded as gain on the sale of the Operating Partnership as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in Swedesboro Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,331,558 and cash proceeds to the investment partnership of $1,593. The total proceeds of approximately $1,593 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,593 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Elks Tower Limited Partnership

Series 23

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 23 reflects a net loss from Operating Partnerships of $(156,558) and $(116,919), respectively, which includes depreciation and amortization of $324,218 and $337,767, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred their respective interests in Birch Ridge Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,661,182 and cash proceeds to the investment partnerships of $231,966 and $214,257 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,263 and $1,167 for Series 22 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $230,703 and $213,090 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $230,703 and $213,090 for Series 22 and Series 23, respectively, as of September 30, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $693 for Series 22 was recorded as gain on the sale of the Operating Partnership as of September 30, 2015.

In July 2015 the investment general partner transferred its interest in Hurleyville Housing to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,020,330 and cash proceeds to the investment partnership of $2,369. The total proceeds of approximately $2,369 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,369 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Colonna Redevelopment Company

Village Woods Estates, L.P.

Series 24

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 24 reflects a net loss from Operating Partnerships of $(89,554) and $(91,332), respectively, which includes depreciation and amortization of $137,080 and $164,206, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves. On August 18, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's final reconciliation of cash in the amount of $16,675 and $8,325 for Series 24 and Series 42, respectively, which were returned to the cash reserves.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

New Hilltop Apartments, A Limited Partnership

Series 25

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 25 reflects a net loss from Operating Partnerships of $(17,359) and $(40,818), respectively, which includes depreciation and amortization of $77,664 and $115,502, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 26

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 26 reflects a net loss from Operating Partnerships of $(255,949) and $(327,308), respectively, which includes depreciation and amortization of $352,022 and $510,822, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2015, the investment general partner transferred its interest in G.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,064,433 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $29,500 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in W.P.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,074,108 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $29,500 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Series 27

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 27 reflects a net loss from Operating Partnerships of $(12,155) and $(95,577), respectively, which includes depreciation and amortization of $446,408 and $477,495, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 28 reflects a net loss from Operating Partnerships of $(196,072) and $(249,605), respectively, which includes depreciation and amortization of $354,444 and $675,167, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of September 30, 2015 and 2014, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 8 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 29 reflects a net loss from Operating Partnerships of $(193,294) and $(523,655), respectively, which includes depreciation and amortization of $274,358 and $1,041,329, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) was a 24-unit family property located in Springfield, Missouri. It was sold at a foreclosure sale on July 31, 2008. As a result of the foreclosure, the operating partnership lost remaining credits of $47,840 and experienced recapture and interest penalties of $199,516. This represented a loss of tax credits, and recapture and interest penalties of $12 and $49, respectively, per 1,000 BACs. Since the foreclosure sale, the investment general partner has pursued legal action against the operating general partner and guarantors in an effort to recover a portion of the lost tax credits, recapture costs and interest penalties. Counsel for the investment general partner initially needed to resolve jurisdictional issues which ultimately allowed pursuit of the guarantors in Massachusetts. After much legal maneuvering in 2009 thru early 2011, a Massachusetts court approved a damages judgment of $389,043, plus legal costs and interest of $29,726.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appeared that the operating general partner had been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the investment limited partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge counsel for the plaintiff filed a motion in Missouri Court in October 2014 to record the aforementioned judgment and lift the stay. On January 6, 2015, the defendant's counsel confirmed that it was not contesting the judgment and motion to lift the stay. Consequently, the judgement and order to lift the stay were finally approved by the Missouri Court in late February 2015. As a result, the defendant began to provide piecemeal information on its current financial situation to the investment general partner in March and April 2015. This led investment general partner to conclude that the guarantor had the financial wherewithal to pay some portion of the judgement amount. In mid-July 2015, the Missouri court issued an ordered for non-binding mediation to both the plaintiff and the defendant. The mediation conference took place on September 10, 2015 and a settlement was agreed to at $275,000. Payment is to be made by the defendant on or before January 30, 2016 to conclude this matter.

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

In July 2015, the investment general partner transferred its interest in Dogwood Rural Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,258,767 and cash proceeds to the investment partnership of $48,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,500 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $45,500 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 30 reflects a net loss from Operating Partnerships of $(115,204) and $(323,215), respectively, which includes depreciation and amortization of $262,136 and $514,679, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2015, the investment general partner transferred their respective interests in Hillside Terrace Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,513,389 and cash proceeds to the investment partnerships of $6,600 and $48,400 for Series 30 and Series 35, respectively. Of the total proceeds received, $600 and $4,400 for Series 30 and Series 35, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,000 and $44,000 for Series 30 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,000 and $44,000 for Series 30 and Series 35, respectively, as of June 30, 2015.

In August 2015, the investment general partner transferred its interest in Trinity Life Gardens, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $806,889 and cash proceeds to the investment partnership of $261,945. Of the total proceeds received, $6,484 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $255,461 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $255,461 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 31 reflects a net loss from Operating Partnerships of $(224,813) and $(466,667), respectively, which includes depreciation and amortization of $594,205 and $1,439,908, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

The operating general partner of Level Creek Partners, L.P. entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on March 18, 2015. The sales price of the property was $16,005,000, which included the outstanding mortgage balance of approximately $11,301,146 and cash proceeds to the investment partnership of $2,660,062. Of the total proceeds received by the investment partnership, $2,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,652,562 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $2,652,562 as of March 31, 2015. On September 2, 2015, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $213,572, which were returned to the cash reserves held by Series 31.

In August 2015, the investment general partner transferred its interest in Montfort Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,647,963 and cash proceeds to the investment partnership of $1,048,605. Of the total proceeds received, $6,075 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,042,530 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,042,530 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Mesquite Trails Apartments

Riverbend Housing Associates, LP

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

Series 32

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at September 30, 2015, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2015 and 2014, Series 32 reflects a net loss from Operating Partnerships of $(391,382) and $(566,115), respectively, which includes depreciation and amortization of $727,641 and $1,028,652, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. The property has operated above breakeven through the third quarter of 2015. During the third quarter, the operating general partner requested approval from the special limited partner to change the management company effective November 1, 2015. The special limited partner approved the request on September 16, 2015. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The fifteen year low income housing tax credit compliance period expires on December 31, 2015.

In August 2015, the operating general partner of Pearl Partners, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2015. The sales price of the property was $10,245,000, which included the outstanding mortgage balance of approximately $7,762,016 and cash proceeds to the investment partnership of $832,886. Of the total proceeds received by the investment partnership, $7,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $825,886 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Cogic Village LDHA Limited Partnership

Indiana Development Limited Partnership

Series 33

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 33 reflects a net loss from Operating Partnerships of $(73,049) and $(200,021), respectively, which includes depreciation and amortization of $210,065 and $458,107, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property operated below breakeven through the third quarter 2015 due to high maintenance and utility expenses. The 2014 audit was issued with a Going Concern. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

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

Series 34

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 34 reflects a net loss from Operating Partnerships of $(99,237) and $(326,015), respectively, which includes depreciation and amortization of $360,388 and $930,323, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 35 reflects a net loss from Operating Partnerships of $(89,963) and $(157,803), respectively, which includes depreciation and amortization of $468,066 and $715,206, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2015, the investment general partner transferred their respective interests in Hillside Terrace Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,513,389 and cash proceeds to the investment partnerships of $6,600 and $48,400 for Series 30 and Series 35, respectively. Of the total proceeds received, $600 and $4,400 for Series 30 and Series 35, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,000 and $44,000 for Series 30 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,000 and $44,000 for Series 30 and Series 35, respectively, as of June 30, 2015.

In March 2015, the operating general partner of Mulvane Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 7, 2015. The sales price of the property was $2,800,000, which included the outstanding mortgage balance of approximately $1,186,526 and cash proceeds to the investment partnership of $865,000. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $860,000 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $860,000 as of June 30, 2015. On September 9, 2015, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $68,250, which were returned to the cash reserves held by Series 35.

Series 36

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 36 reflects a net loss from Operating Partnerships of $(260,467) and $(200,999), respectively, which includes depreciation and amortization of $485,787 and $415,107, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Nowata Village, Limited Partnership

Series 37

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 37 reflects a net loss from Operating Partnerships of $(361,262) and $(499,927), respectively, which includes depreciation and amortization of $567,481 and $765,457, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property operated below breakeven through the third quarter 2015 due to high maintenance and utility expenses. The 2014 audit was issued with a Going Concern. The investment general partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expires on December 31, 2015.

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

From inception through September 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,539,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $188,224 is equivalent to recapture and interest of $75 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

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

Series 38

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2015, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 38 reflects a net loss from Operating Partnerships of $(260,089) and $(166,230), respectively, which includes depreciation and amortization of $526,055 and $500,522, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 39 reflects net loss from Operating Partnerships of $(252,192) and $(210,753), respectively, which includes depreciation and amortization of $386,912 and $395,553, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 40

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2015, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 40 reflects a net loss from Operating Partnerships of $(282,834) and $(304,245), respectively, which includes depreciation and amortization of $697,543 and $609,238, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through September 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,539,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $38,594 is equivalent to recapture and interest of $15 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

Center Place Apartments II Limited Partnership (Center Place Apartments) is a 32-unit family property in Center, TX. The property continues to operate slightly below breakeven due to low occupancy. The investment general partner will work with the operating general partner and the management company to improve occupancy. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

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

Oakland Partnership (Oakland Apartments) is a 46-unit family property in Oakdale, LA. The property continues to operate only slightly above breakeven due to low average occupancy. The investment general partner continues to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

Western Gardens Partnership (Western Gardens Apartments) is a 48-unit family property in Dequincey, LA. The property operated slightly above breakeven in the third quarter of 2015 due to a decrease in operating expenses. The decrease in the operating costs and an increase in occupancy have improved operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

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

MA NO 2. LLC (Parkview Apartments) is a 25 unit family property located in Springfield, MA. Due to high operating expenses, the property operated below breakeven in 2014. The property continues to operate below breakeven through the third quarter of 2015. The operating deficit is funded by operating advances made by the general partner. The investment general partner will continue to work with the operating general partner and the management company to reduce operating expenses. The operating general partner's operating deficit guarantee expired on December 31, 2006. The 15-year low income housing tax credit compliance period with respect to MA NO 2. LLC expires on December 31, 2016.

Series 41

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 41 reflects a net loss from Operating Partnerships of $(111,260) and $(211,980), respectively, which includes depreciation and amortization of $721,750 and $741,438, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. Due to high operating expenses the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to reduce expenses and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mendota, LP expires on December 31, 2016.

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

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During the first three quarters of 2015, the property operated nominally below breakeven due to high operating expenses. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expires on December 31, 2016.

Red Hill Apartments I Partnership (Red Hill Apartments I) is a 32-unit family property in Farmerville, LA. The property continues to operate below breakeven due to high operating expenses, property manager turnover, and low occupancy. Per the most recent communication with the operating general partner, a new property manager was hired in August. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs, increase occupancy, and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Red Hill Apartments I Partnership, A L.P. expires on December 31, 2015.

In July 2015, the investment general partner transferred its interest in DS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,806,690 and cash proceeds to the investment partnership of $466,222. Of the total proceeds received, $8,782 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $457,440 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $457,440 as of September 30, 2015.

Series 42

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 42 reflects a net loss from Operating Partnerships of $(287,406) and $(104,131), respectively, which includes depreciation and amortization of $709,510 and $809,899, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves. On August 18, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership's final reconciliation of cash in the amount of $16,675 and $8,325 for Series 24 and Series 42, respectively, which were returned to the cash reserves.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. First, second and third quarter financials have not been provided by the operating general partner. The most recent communication from the operating general partner indicated that the physical occupancy at the property was 95% as of March 31, 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. Through the third quarter property expenses have decreased and occupancy has improved and the property is operating at breakeven. The investment general partner will continue to work with the operating general partner and the management company to ensure operations have stabilized. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Natchez Place Apartments II, LP expires on December 31, 2016.

In July 2015, the investment general partner transferred its interest in CC Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $795,600 and cash proceeds to the investment partnership of $630,264. Of the total proceeds received, $9,755 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $620,509 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $620,509 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in CT Housing Limited Partnership an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,144,603 and cash proceeds to the investment partnership of $852,446. Of the total proceeds received, $11,055 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $841,391 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $841,391 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in HS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,418,804 and cash proceeds to the investment partnership of $513,359. Of the total proceeds received, $9,054 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $504,305 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $504,305 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in SM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,174,506 and cash proceeds to the investment partnership of $560,788. Of the total proceeds received, $9,327 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $551,461 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $551,461 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in TS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,875,600 and cash proceeds to the investment partnership of $698,864. Of the total proceeds received, $10,160 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $688,704 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $688,704 as of September 30, 2015.

Series 43

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 43 reflects a net loss from Operating Partnerships of $(51,353) and $(245,381), respectively, which includes depreciation and amortization of $994,350 and $1,108,887, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property is operating above breakeven in 2015. However, replacement reserve account is underfunded. The investment general partner will continue to work with the operating general partner to improve operations. The mortgage, real estate taxes, insurance, and account payables are all current. The operating deficit guarantee expired in December 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. Due to high maintenance expenses associated with unit turnover the property is operating below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Alexander Mills has operated below breakeven every year since 2005 as a result of lower than projected rents and economic occupancy. The first mortgage loan was scheduled to mature on September 1, 2015. The investment general partner has continually worked with the operating general partner to improve operations. This effort plus the combination of an improved economy in the first half of 2015 in the Atlanta metro area and the low interest rate environment allowed the operating partnership to close on a first mortgage refinancing on June 29, 2015. The refinancing significantly reduced the partnership's monthly debt service obligation, enabled Alexander Mills to operate above breakeven during the third quarter of 2015 and materially reduces the risk of a payment default for the balance of the compliance period. Note that the operating general partners' operating deficit guaranty expired at the end of June 2008 and the compliance period ends on December 21, 2017.

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

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. The property operated above breakeven through the third quarter of 2015. During the third quarter, the operating general partner requested approval from the special limited partner to change the management company effective November 1, 2015. The special limited partner approved the request on September 16, 2015. The investment limited partner will continue to work with Management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

In July 2015, the investment general partner transferred its interest in AM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,031,810 and cash proceeds to the investment partnership of $1,168,898. Of the total proceeds received, $12,963 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs, and $2,827 will be applied against outstanding receivables. The remaining proceeds of approximately $1,153,108 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,153,108 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in AP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,480,510 and cash proceeds to the investment partnership of $575,871. Of the total proceeds received, $9,415 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $566,456 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $566,456 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in KP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,576,140 and cash proceeds to the investment partnership of $296,983. Of the total proceeds received, $7,759 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $289,224 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $289,224 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in SG Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,026,283 and cash proceeds to the investment partnership of $492,220. Of the total proceeds received, $8,914 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $483,306 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $483,306 as of September 30, 2015.

Series 44

As of September 30, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 8 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 44 reflects a net loss from Operating Partnerships of $(205,517) and $(231,360), respectively, which includes depreciation and amortization of $770,821 and $762,487, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Alexander Mills, Limited Partnership (Alexander Mills Apartments) is a 224-unit family property located approximately 30 miles northeast of Atlanta, in Lawrenceville, GA. Alexander Mills has operated below breakeven every year since 2005 as a result of lower than projected rents and economic occupancy. The first mortgage loan was scheduled to mature on September 1, 2015. The investment general partner has continually worked with the operating general partner to improve operations. This effort plus the combination of an improved economy in the first half of 2015 in the Atlanta metro area and the low interest rate environment allowed the operating partnership to close on a first mortgage refinancing on June 29, 2015. The refinancing significantly reduced the partnership's monthly debt service obligation, enabled Alexander Mills to operate above breakeven during the third quarter of 2015, and materially reduces the risk of a payment default for the balance of the compliance period. Note that the operating general partners' operating deficit guaranty expired at the end of June 2008 and the compliance period ends on December 21, 2017.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it is the third party property management company and the investment general partner who are directing property operations. Beginning in the fourth quarter of 2013 and continuing through September 30, 2015, the investment limited partner has advanced $160,531 from fund reserves to Families First II to finance operating deficits. Should operating deficits persist during the fourth quarter of 2015 a mortgage payment default and subsequent foreclosure may occur. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $1,001,179 is equivalent to recapture and interest of $371 per 1,000 BACs. Note that the 15-year low income housing tax credit compliance period for Families First II expires on December 31, 2018.

Series 45

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 45 reflects a net loss from Operating Partnerships of $(301,126) and $(432,340), respectively, which includes depreciation and amortization of $1,002,855 and $1,004,836 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through September 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,539,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2015, this sales program had not commenced. If the property is foreclosed in 2015, the estimated tax credit recapture cost and interest penalty of $11,329 is equivalent to recapture and interest of $3 per 1,000 BACs. The 15-year low income housing tax credit compliance period for Baldwin Villas expires on December 31, 2015.

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

Series 46

As of September 30, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2015, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2015 and 2014, Series 46 reflects a net loss from Operating Partnerships of $(239,419) and $(357,196), respectively, which includes depreciation and amortization of $744,484 and $692,378, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs related to flooring work on an off-line unit the property operated below breakeven during the first three quarters of 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

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

Jacksonville Square Ltd (Jacksonville Square Apartments) is a 44-unit family property in Jacksonville, TX. The property continues to operate below breakeven due to high operating expenses despite an increase to occupancy. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs and maintain the increase in occupancy. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property continues to operate just above breakeven due to high operating expenses. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2015.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 13, 2015		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2015	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

Novmeber 13, 2015	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.