Form 10-Q
period 2015-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2016-02-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2015
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations Three and Nine Months	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-161

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	162-219

Item 3. Quantitative and Qualitative Disclosures About Market Risk	220

Item 4. Controls and Procedures	220

PART II OTHER INFORMATION

Item 1. Legal Proceedings	221

Item 1A. Risk Factors	221

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	221

Item 3. Defaults Upon Senior Securities	221

Item 4. Mine Safety Disclosures	221

Item 5. Other Information	221

Item 6. Exhibits	221

Signatures	222

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$1,534,195	$1,798,718

OTHER ASSETS
Cash and cash equivalents	33,402,344	23,720,352
Notes receivable	22,790	22,790
Other assets	248,118	412,350

	$35,207,447	$25,954,210

LIABILITIES

Accounts payable and accrued expenses	$780,564	$182,339
Accounts payable affiliates (Note C)	49,571,483	52,101,042
Capital contributions payable	586,772	587,465

	50,938,819	52,870,846

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,569,146 outstanding as of December 31, 2015 and March 31, 2015.	(8,407,841)	(19,481,250)
General Partner	(7,323,531)	(7,435,386)

	(15,731,372)	(26,916,636)

	$35,207,447	$25,954,210

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	185,183	310,195
Notes receivable	-	-
Other assets	-	-

	$185,183	$310,195

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,433,821	1,504,687
Capital contributions payable	-	-

	1,433,821	1,504,687

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,857,700 outstanding as of December 31, 2015 and March 31, 2015.	(927,900)	(874,295)
General Partner	(320,738)	(320,197)

	(1,248,638)	(1,194,492)

	$185,183	$310,195

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	431,514	127,394
Notes receivable	-	-
Other assets	-	3,000

	$431,514	$130,394

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	1,460,824	1,440,389
Capital contributions payable	-	-

	1,460,824	1,445,389

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,888,200 outstanding as of December 31, 2015 and March 31, 2015.	(857,066)	(1,139,894)
General Partner	(172,244)	(175,101)

	(1,029,310)	(1,314,995)

	$431,514	$130,394

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	325,296	117,048
Notes receivable	-	-
Other assets	-	-

	$325,296	$117,048

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,843,886	2,809,752
Capital contributions payable	8,659	9,352

	2,852,545	2,819,104

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,560,800 outstanding as of December 31, 2015 and March 31, 2015.	(2,282,893)	(2,455,952)
General Partner	(244,356)	(246,104)

	(2,527,249)	(2,702,056)

	$325,296	$117,048

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	407,549	205,359
Notes receivable	-	-
Other assets	-	-

	$407,549	$205,359

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,255,120	2,206,713
Capital contributions payable	-	-

	2,255,120	2,206,713

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,333,227 outstanding as of December 31, 2015 and March 31, 2015.	(1,544,249)	(1,696,494)
General Partner	(303,322)	(304,860)

	(1,847,571)	(2,001,354)

	$407,549	$205,359

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,122,987	1,005,871
Notes receivable	-	-
Other assets	-	80,040

	$1,122,987	$1,085,911

LIABILITIES

Accounts payable and accrued expenses	$-	$6,335
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	6,335

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,162,378 outstanding as of December 31, 2015 and March 31, 2015.	1,297,054	1,254,077
General Partner	(174,067)	(174,501)

	1,122,987	1,079,576

	$1,122,987	$1,085,911

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,787,373	3,811,919
Notes receivable	-	-
Other assets	1,250	1,250

	$3,788,623	$3,813,169

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,024,509 outstanding as of December 31, 2015 and March 31, 2015.	4,008,180	4,032,481
General Partner	(219,557)	(219,312)

	3,788,623	3,813,169

	$3,788,623	$3,813,169

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,014,057	3,013,320
Notes receivable	-	-
Other assets	-	69,000

	$3,014,057	$3,082,320

LIABILITIES

Accounts payable and accrued expenses	$4,960	$20,467
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,960	20,467

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,990,700 outstanding as of December 31, 2015 and March 31, 2015.	3,319,259	3,371,487
General Partner	(310,162)	(309,634)

	3,009,097	3,061,853

	$3,014,057	$3,082,320

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	922,773	1,051,663
Notes receivable	-	-
Other assets	-	-

	$922,773	$1,051,663

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,459,700 outstanding as of December 31, 2015 and March 31, 2015.	1,119,993	1,247,594
General Partner	(197,220)	(195,931)

	922,773	1,051,663

	$922,773	$1,051,663

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,883,065	5,774,634
Notes receivable	-	-
Other assets	1,250	1,250

	$6,884,315	$5,775,884

LIABILITIES

Accounts payable and accrued expenses	$-	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	3,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,998,738 outstanding as of December 31, 2015 and March 31, 2015.	7,159,220	6,058,903
General Partner	(274,905)	(286,019)

	6,884,315	5,772,884

	$6,884,315	$5,775,884

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	441,099	501,274
Notes receivable	-	-
Other assets	-	-

	$441,099	$501,274

LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Accounts payable affiliates (Note C)	3,603,458	3,814,638
Capital contributions payable	8,235	8,235

	3,611,693	3,824,373

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,989,500 outstanding as of December 31, 2015 and March 31, 2015.	(2,800,241)	(2,951,221)
General Partner	(370,353)	(371,878)

	(3,170,594)	(3,323,099)

	$441,099	$501,274

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	581,804	322,775
Notes receivable	-	-
Other assets	-	51,500

	$581,804	$374,275

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	1,828,325	1,833,832
Capital contributions payable	105,139	105,139

	1,936,464	1,938,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,643,000 outstanding as of December 31, 2015 and March 31, 2015.	(1,114,057)	(1,321,993)
General Partner	(240,603)	(242,703)

	(1,354,660)	(1,564,696)

	$581,804	$374,275

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,306,460	3,106,480
Notes receivable	-	-
Other assets	25,000	25,000

	$1,331,460	$3,131,480

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	2,902,513
Capital contributions payable	66,294	66,294

	66,294	2,968,807

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,409,757 outstanding as of December 31, 2015 and March 31, 2015.	1,631,773	540,305
General Partner	(366,607)	(377,632)

	1,265,166	162,673

	$1,331,460	$3,131,480

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,042,509	354,807
Notes receivable	-	-
Other assets	-	-

	$1,042,509	$354,807

LIABILITIES

Accounts payable and accrued expenses	$7,000	$993
Accounts payable affiliates (Note C)	3,322,975	3,280,553
Capital contributions payable	1,229	1,229

	3,331,204	3,282,775

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,748,198 outstanding as of December 31, 2015 and March 31, 2015.	(1,859,445)	(2,492,325)
General Partner	(429,250)	(435,643)

	(2,288,695)	(2,927,968)

	$1,042,509	$354,807

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,256,615	281,704
Notes receivable	-	-
Other assets	-	-

	$1,256,615	$281,704

LIABILITIES

Accounts payable and accrued expenses	$3,403	$4,053
Accounts payable affiliates (Note C)	2,008,838	2,060,048
Capital contributions payable	69,154	69,154

	2,081,395	2,133,255

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,635,533 outstanding as of December 31, 2015 and March 31, 2015.	(590,753)	(1,607,256)
General Partner	(234,027)	(244,295)

	(824,780)	(1,851,551)

	$1,256,615	$281,704

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	393,180	838,027
Notes receivable	-	-
Other assets	-	-

	$393,180	$838,027

LIABILITIES

Accounts payable and accrued expenses	$-	$5,802
Accounts payable affiliates (Note C)	3,614,445	4,077,757
Capital contributions payable	-	-

	3,614,445	4,083,559

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,219 outstanding as of December 31, 2015 and March 31, 2015.	(2,888,663)	(2,912,687)
General Partner	(332,602)	(332,845)

	(3,221,265)	(3,245,532)

	$393,180	$838,027

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,191,309	231,626
Notes receivable	-	-
Other assets	-	-

	$1,191,309	$231,626

LIABILITIES

Accounts payable and accrued expenses	$-	$1,500
Accounts payable affiliates (Note C)	2,507,602	2,405,390
Capital contributions payable	-	-

	2,507,602	2,406,890

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,295,763 outstanding as of December 31, 2015 and March 31, 2015.	(1,021,105)	(1,871,486)
General Partner	(295,188)	(303,778)

	(1,316,293)	(2,175,264)

	$1,191,309	$231,626

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	957,773	430,583
Notes receivable	-	-
Other assets	-	-

	$957,773	$430,583

LIABILITIES

Accounts payable and accrued expenses	$144,243	$131,000
Accounts payable affiliates (Note C)	1,265,137	1,190,777
Capital contributions payable	-	-

	1,409,380	1,321,777

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,102,504 outstanding as of December 31, 2015 and March 31, 2015.	(268,428)	(703,619)
General Partner	(183,179)	(187,575)

	(451,607)	(891,194)

	$957,773	$430,583

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	333,407	345,467
Notes receivable	-	-
Other assets	-	-

	$333,407	$345,467

LIABILITIES

Accounts payable and accrued expenses	$-	$1,024
Accounts payable affiliates (Note C)	2,462,077	2,344,087
Capital contributions payable	138,438	138,438

	2,600,515	2,483,549

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,512,500 outstanding as of December 31, 2015 and March 31, 2015.	(2,028,873)	(1,901,137)
General Partner	(238,235)	(236,945)

	(2,267,108)	(2,138,082)

	$333,407	$345,467

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	241,171	280,864
Notes receivable	-	-
Other assets	-	-

	$241,171	$280,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,979,532	1,881,232
Capital contributions payable	-	-

	1,979,532	1,881,232

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,543,100 outstanding as of December 31, 2015 and March 31, 2015.	(1,502,693)	(1,366,080)
General Partner	(235,668)	(234,288)

	(1,738,361)	(1,600,368)

	$241,171	$280,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	123,066	166,118
Notes receivable	-	-
Other assets	-	-

	$123,066	$166,118

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,746,440	1,681,984
Capital contributions payable	-	-

	1,746,440	1,681,984

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,291,151 outstanding as of December 31, 2015 and March 31, 2015.	(1,410,698)	(1,304,265)
General Partner	(212,676)	(211,601)

	(1,623,374)	(1,515,866)

	$123,066	$166,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	852,826	97,731
Notes receivable	-	-
Other assets	-	-

	$852,826	$97,731

LIABILITIES

Accounts payable and accrued expenses	$14,141	$-
Accounts payable affiliates (Note C)	3,193,033	3,039,139
Capital contributions payable	102	102

	3,207,276	3,039,241

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,628,756 outstanding as of December 31, 2015 and March 31, 2015.	(2,105,962)	(2,687,151)
General Partner	(248,488)	(254,359)

	(2,354,450)	(2,941,510)

	$852,826	$97,731

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	294,051	158,957
Notes receivable	-	-
Other assets	1,218	1,218

	$295,269	$160,175

LIABILITIES

Accounts payable and accrued expenses	$8,782	$-
Accounts payable affiliates (Note C)	3,105,515	3,292,504
Capital contributions payable	100	100

	3,114,397	3,292,604

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of December 31, 2015 and March 31, 2015.	(2,541,768)	(2,851,936)
General Partner	(277,360)	(280,493)

	(2,819,128)	(3,132,429)

	$295,269	$160,175

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,450,765	420,023
Notes receivable	22,790	22,790
Other assets	51,003	90,963

	$3,524,558	$533,776

LIABILITIES

Accounts payable and accrued expenses	$49,351	$1,665
Accounts payable affiliates (Note C)	2,098,170	2,319,763
Capital contributions payable	73,433	73,433

	2,220,954	2,394,861

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,744,262 outstanding as of December 31, 2015 and March 31, 2015.	1,531,506	(1,601,536)
General Partner	(227,902)	(259,549)

	1,303,604	(1,861,085)

	$3,524,558	$533,776

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,870,192	354,147
Notes receivable	-	-
Other assets	82,514	85,341

	$2,952,706	$439,488

LIABILITIES

Accounts payable and accrued expenses	$29,636	$-
Accounts payable affiliates (Note C)	3,003,423	2,855,008
Capital contributions payable	99,265	99,265

	3,132,324	2,954,273

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of December 31, 2015 and March 31, 2015.	143,699	(2,168,116)
General Partner	(323,317)	(346,669)

	(179,618)	(2,514,785)

	$2,952,706	$439,488

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$-	$-

OTHER ASSETS
Cash and cash equivalents	35,670	9,744
Notes receivable	-	-
Other assets	82,095	-

	$117,765	$9,744

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,265,426	1,973,504
Capital contributions payable	-	-

	2,265,426	1,973,504

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,701,973 outstanding as of December 31, 2015 and March 31, 2015.	(1,888,736)	(1,706,674)
General Partner	(258,925)	(257,086)

	(2,147,661)	(1,963,760)

	$117,765	$9,744

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$756,565	$838,105

OTHER ASSETS
Cash and cash equivalents	717,461	147,398
Notes receivable	-	-
Other assets	-	-

	$1,474,026	$985,503

LIABILITIES

Accounts payable and accrued expenses	$516,048	$-
Accounts payable affiliates (Note C)	1,984,931	1,760,413
Capital contributions payable	16,724	16,724

	2,517,703	1,777,137

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of December 31, 2015 and March 31, 2015.	(679,579)	(430,056)
General Partner	(364,098)	(361,578)

	(1,043,677)	(791,634)

	$1,474,026	$985,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2015	March 31, 2015

ASSETS
INVESTMENTS IN OPERATING PARTNERSHIPS
(Note D)	$777,630	$960,613

OTHER ASSETS
Cash and cash equivalents	233,189	255,224
Notes receivable	-	-
Other assets	3,788	3,788

	$1,014,607	$1,219,625

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,588,505	1,426,359
Capital contributions payable	-	-

	1,588,505	1,426,359

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,979,998 outstanding as of December 31, 2015 and March 31, 2015.	(305,416)	58,076
General Partner	(268,482)	(264,810)

	(573,898)	(206,734)

	$1,014,607	$1,219,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$31,750	$12,147
Other income	223,025	58,399

	254,775	70,546

Share of income (loss) from Operating Partnerships (Note D)	2,054,852	1,263,569

Expenses
Professional fees	27,348	25,300
Fund management fee, net (Note C)	699,968	780,037
Amortization	-	16,698
General and administrative expenses	176,383	152,871

	903,699	974,906

NET INCOME (LOSS)	$1,405,928	$359,209

Net income (loss) allocated to assignees	$1,391,869	$355,616

Net income (loss) allocated to general partner	$14,059	$3,593

Net income (loss) per BAC	$.02	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2015	2014

Income
Interest income	$138	$92
Other income	64	64

	202	156

Share of income (loss) from Operating Partnerships (Note D)	-	70,580

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	5,473	(102,505)
Amortization	-	-
General and administrative expenses	7,284	6,064

	13,532	(95,850)

NET INCOME (LOSS)	$(13,330)	$166,586

Net income (loss) allocated to assignees	$(13,197)	$164,920

Net income (loss) allocated to general partner	$(133)	$1,666

Net income (loss) per BAC	$(.00)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2015	2014

Income
Interest income	$313	$85
Other income	859	-

	1,172	85

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	2,718	14,325
Amortization	-	-
General and administrative expenses	4,546	4,216

	8,039	19,132

NET INCOME (LOSS)	$(6,867)	$(19,047)

Net income (loss) allocated to assignees	$(6,798)	$(18,857)

Net income (loss) allocated to general partner	$(69)	$(190)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2015	2014

Income
Interest income	$103	$37
Other income	-	-

	103	37

Share of income (loss) from Operating Partnerships (Note D)	-	166,896

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	8,363	(4,385)
Amortization	-	-
General and administrative expenses	5,765	4,980

	14,903	1,186

NET INCOME (LOSS)	$(14,800)	$165,747

Net income (loss) allocated to assignees	$(14,652)	$164,090

Net income (loss) allocated to general partner	$(148)	$1,657

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2015	2014

Income
Interest income	$171	$61
Other income	1,943	-

	2,114	61

Share of income (loss) from Operating Partnerships (Note D)	-	426,346

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	11,862	(37,779)
Amortization	-	-
General and administrative expenses	7,173	5,881

	19,810	(31,307)

NET INCOME (LOSS)	$(17,696)	$457,714

Net income (loss) allocated to assignees	$(17,519)	$453,137

Net income (loss) allocated to general partner	$(177)	$4,577

Net income (loss) per BAC	$(.01)	$.14

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2015	2014

Income
Interest income	$322	$624
Other income	85,071	-

	85,393	624

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	825	591
Fund management fee, net (Note C)	11,421	15,849
Amortization	-	-
General and administrative expenses	5,519	4,974

	17,765	21,414

NET INCOME (LOSS)	$67,628	$(20,790)

Net income (loss) allocated to assignees	$66,952	$(20,582)

Net income (loss) allocated to general partner	$676	$(208)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2015	2014

Income
Interest income	$1,110	$2,882
Other income	16	-

	1,126	2,882

Share of income (loss) from Operating Partnerships (Note D)	-	73,529

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	416	5,384
Amortization	-	-
General and administrative expenses	6,333	5,327

	7,524	11,302

NET INCOME (LOSS)	$(6,398)	$65,109

Net income (loss) allocated to assignees	$(6,334)	$64,458

Net income (loss) allocated to general partner	$(64)	$651

Net income (loss) per BAC	$(.00)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2015	2014

Income
Interest income	$817	$1,408
Other income	-	841

	817	2,249

Share of income (loss) from Operating Partnerships (Note D)	-	61,014

Expenses
Professional fees	775	591
Fund management fee, net (Note C)	20,217	7,579
Amortization	-	-
General and administrative expenses	8,649	7,371

	29,641	15,541

NET INCOME (LOSS)	$(28,824)	$47,722

Net income (loss) allocated to assignees	$(28,536)	$47,245

Net income (loss) allocated to general partner	$(288)	$477

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2015	2014

Income
Interest income	$478	$904
Other income	-	-

	478	904

Share of income (loss) from Operating Partnerships (Note D)	-	4,376

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	34,728	34,397
Amortization	-	-
General and administrative expenses	5,750	5,149

	41,254	40,137

NET INCOME (LOSS)	$(40,776)	$(34,857)

Net income (loss) allocated to assignees	$(40,368)	$(34,508)

Net income (loss) allocated to general partner	$(408)	$(349)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2015	2014

Income
Interest income	$2,533	$4,153
Other income	3,236	85

	5,769	4,238

Share of income (loss) from Operating Partnerships (Note D)	-	93,494

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	21,639	33,326
Amortization	-	-
General and administrative expenses	7,762	6,440

	30,177	40,357

NET INCOME (LOSS)	$(24,408)	$57,375

Net income (loss) allocated to assignees	$(24,164)	$56,801

Net income (loss) allocated to general partner	$(244)	$574

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2015	2014

Income
Interest income	$293	$150
Other income	3,558	768

	3,851	918

Share of income (loss) from Operating Partnerships (Note D)	-	278,493

Expenses
Professional fees	4,472	4,332
Fund management fee, net (Note C)	18,487	26,215
Amortization	-	-
General and administrative expenses	7,617	6,808

	30,576	37,355

NET INCOME (LOSS)	$(26,725)	$242,056

Net income (loss) allocated to assignees	$(26,458)	$239,635

Net income (loss) allocated to general partner	$(267)	$2,421

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2015	2014

Income
Interest income	$393	$166
Other income	-	-

	393	166

Share of income (loss) from Operating Partnerships (Note D)	11,993	21,630

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	(10,368)	(10,476)
Amortization	-	-
General and administrative expenses	5,807	5,590

	(3,785)	(4,295)

NET INCOME (LOSS)	$16,171	$26,091

Net income (loss) allocated to assignees	$16,009	$25,830

Net income (loss) allocated to general partner	$162	$261

Net income (loss) per BAC	$.01	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2015	2014

Income
Interest income	$1,025	$144
Other income	-	-

	1,025	144

Share of income (loss) from Operating Partnerships (Note D)	-	187,701

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	33,287	50,518
Amortization	-	-
General and administrative expenses	8,734	7,164

	42,797	58,273

NET INCOME (LOSS)	$(41,772)	$129,572

Net income (loss) allocated to assignees	$(41,354)	$128,276

Net income (loss) allocated to general partner	$(418)	$1,296

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2015	2014

Income
Interest income	$525	$83
Other income	-	6,000

	525	6,083

Share of income (loss) from Operating Partnerships (Note D)	825,886	27,180

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	47,594	49,136
Amortization	-	-
General and administrative expenses	8,152	6,622

	56,522	56,349

NET INCOME (LOSS)	$769,889	$(23,086)

Net income (loss) allocated to assignees	$762,190	$(22,855)

Net income (loss) allocated to general partner	$7,699	$(231)

Net income (loss) per BAC	$.16	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2015	2014

Income
Interest income	$787	$125
Other income	-	-

	787	125

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	15,228	30,852
Amortization	-	-
General and administrative expenses	5,174	4,777

	21,178	36,220

NET INCOME (LOSS)	$(20,391)	$(36,095)

Net income (loss) allocated to assignees	$(20,187)	$(35,734)

Net income (loss) allocated to general partner	$(204)	$(361)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2015	2014

Income
Interest income	$17,309	$90
Other income	66,751	9,605

	84,060	9,695

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	876
Fund management fee, net (Note C)	23,146	61,887
Amortization	-	-
General and administrative expenses	6,542	5,760

	30,464	68,523

NET INCOME (LOSS)	$53,596	$(58,828)

Net income (loss) allocated to assignees	$53,060	$(58,240)

Net income (loss) allocated to general partner	$536	$(588)

Net income (loss) per BAC	$.02	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2015	2014

Income
Interest income	$907	$68
Other income	-	4,019

	907	4,087

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	31,230	50,520
Amortization	-	-
General and administrative expenses	6,341	5,515

	38,347	56,626

NET INCOME (LOSS)	$(37,440)	$(52,539)

Net income (loss) allocated to assignees	$(37,066)	$(52,014)

Net income (loss) allocated to general partner	$(374)	$(525)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2015	2014

Income
Interest income	$197	$264
Other income	1,558	3,415

	1,755	3,679

Share of income (loss) from Operating Partnerships (Note D)	553,111	-

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	27,620	28,120
Amortization	-	-
General and administrative expenses	5,090	4,554

	33,486	33,265

NET INCOME (LOSS)	$521,380	$(29,586)

Net income (loss) allocated to assignees	$516,166	$(29,290)

Net income (loss) allocated to general partner	$5,214	$(296)

Net income (loss) per BAC	$.25	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2015	2014

Income
Interest income	$190	$166
Other income	2,344	9,862

	2,534	10,028

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	1,512
Fund management fee, net (Note C)	39,330	43,216
Amortization	-	-
General and administrative expenses	5,058	4,565

	45,164	49,293

NET INCOME (LOSS)	$(42,630)	$(39,265)

Net income (loss) allocated to assignees	$(42,204)	$(38,872)

Net income (loss) allocated to general partner	$(426)	$(393)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2015	2014

Income
Interest income	$129	$74
Other income	7,481	23,590

	7,610	23,664

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	40,241	38,100
Amortization	-	-
General and administrative expenses	5,621	4,887

	46,638	43,578

NET INCOME (LOSS)	$(39,028)	$(19,914)

Net income (loss) allocated to assignees	$(38,638)	$(19,715)

Net income (loss) allocated to general partner	$(390)	$(199)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2015	2014

Income
Interest income	$96	$78
Other income	-	-

	96	78

Share of income (loss) from Operating Partnerships (Note D)	-	29,999

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	24,550	34,200
Amortization	-	-
General and administrative expenses	5,082	4,474

	30,408	39,265

NET INCOME (LOSS)	$(30,312)	$(9,188)

Net income (loss) allocated to assignees	$(30,009)	$(9,096)

Net income (loss) allocated to general partner	$(303)	$(92)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2015	2014

Income
Interest income	$43	$19
Other income	-	-

	43	19

Share of income (loss) from Operating Partnerships (Note D)	762,011	-

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	45,004	50,004
Amortization	-	-
General and administrative expenses	5,924	5,350

	51,704	55,945

NET INCOME (LOSS)	$710,350	$(55,926)

Net income (loss) allocated to assignees	$703,247	$(55,367)

Net income (loss) allocated to general partner	$7,103	$(559)

Net income (loss) per BAC	$.27	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2015	2014

Income
Interest income	$212	$116
Other income	306	-

	518	116

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,381	591
Fund management fee, net (Note C)	46,706	57,476
Amortization	-	-
General and administrative expenses	7,108	5,921

	57,195	63,988

NET INCOME (LOSS)	$(56,677)	$(63,872)

Net income (loss) allocated to assignees	$(56,110)	$(63,233)

Net income (loss) allocated to general partner	$(567)	$(639)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2015	2014

Income
Interest income	$2,109	$90
Other income	42,258	150

	44,367	240

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	826	4,119
Fund management fee, net (Note C)	34,010	51,644
Amortization	-	-
General and administrative expenses	6,481	5,927

	41,317	61,690

NET INCOME (LOSS)	$3,050	$(61,450)

Net income (loss) allocated to assignees	$3,020	$(60,836)

Net income (loss) allocated to general partner	$30	$(614)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2015	2014

Income
Interest income	$1,250	$108
Other income	-	-

	1,250	108

Share of income (loss) from Operating Partnerships (Note D)	-	(5,328)

Expenses
Professional fees	776	591
Fund management fee, net (Note C)	51,638	74,405
Amortization	-	16,698
General and administrative expenses	7,900	6,690

	60,314	98,384

NET INCOME (LOSS)	$(59,064)	$(103,604)

Net income (loss) allocated to assignees	$(58,473)	$(102,568)

Net income (loss) allocated to general partner	$(591)	$(1,036)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2015	2014

Income
Interest income	$6	$3
Other income	7,580	-

	7,586	3

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	776	674
Fund management fee, net (Note C)	40,180	63,657
Amortization	-	-
General and administrative expenses	5,411	4,845

	46,367	69,176

NET INCOME (LOSS)	$(38,781)	$(69,173)

Net income (loss) allocated to assignees	$(38,393)	$(68,481)

Net income (loss) allocated to general partner	$(388)	$(692)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2015	2014

Income
Interest income	$117	$25
Other income	-	-

	117	25

Share of income (loss) from Operating Partnerships (Note D)	(42,531)	(49,202)

Expenses
Professional fees	776	1,376
Fund management fee, net (Note C)	17,866	60,069
Amortization	-	-
General and administrative expenses	8,878	7,375

	27,520	68,820

NET INCOME (LOSS)	$(69,934)	$(117,997)

Net income (loss) allocated to assignees	$(69,235)	$(116,817)

Net income (loss) allocated to general partner	$(699)	$(1,180)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2015	2014

Income
Interest income	$177	$132
Other income	-	-

	177	132

Share of income (loss) from Operating Partnerships (Note D)	(55,618)	(123,139)

Expenses
Professional fees	778	591
Fund management fee, net (Note C)	57,382	54,303
Amortization	-	-
General and administrative expenses	6,682	5,645

	64,842	60,539

NET INCOME (LOSS)	$(120,283)	$(183,546)

Net income (loss) allocated to assignees	$(119,080)	$(181,711)

Net income (loss) allocated to general partner	$(1,203)	$(1,835)

Net income (loss) per BAC	$(.04)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2015	2014

Income
Interest income	$60,682	$33,226
Other income	546,120	539,031

	606,802	572,257

Share of income (loss) from Operating Partnerships (Note D)	13,926,505	7,987,793

Expenses
Professional fees	561,299	603,752
Fund management fee, net (Note C)	2,408,348	2,837,339
Amortization	-	50,094
General and administrative expenses	378,396	340,464

	3,348,043	3,831,649

NET INCOME (LOSS)	$11,185,264	$4,728,401

Net income (loss) allocated to assignees	$11,073,409	$4,681,118

Net income (loss) allocated to general partner	$111,855	$47,283

Net income (loss) per BAC	$.13	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2015	2014

Income
Interest income	$404	$359
Other income	64	64

	468	423

Share of income (loss) from Operating Partnerships (Note D)	-	70,580

Expenses
Professional fees	18,217	19,131
Fund management fee, net (Note C)	20,433	(64,512)
Amortization	-	-
General and administrative expenses	15,964	13,797

	54,614	(31,584)

NET INCOME (LOSS)	$(54,146)	$102,587

Net income (loss) allocated to assignees	$(53,605)	$101,561

Net income (loss) allocated to general partner	$(541)	$1,026

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2015	2014

Income
Interest income	$538	$249
Other income	859	859

	1,397	1,108

Share of income (loss) from Operating Partnerships (Note D)	326,273	-

Expenses
Professional fees	12,687	13,766
Fund management fee, net (Note C)	18,384	5,924
Amortization	-	-
General and administrative expenses	10,914	9,797

	41,985	29,487

NET INCOME (LOSS)	$285,685	$(28,379)

Net income (loss) allocated to assignees	$282,828	$(28,095)

Net income (loss) allocated to general partner	$2,857	$(284)

Net income (loss) per BAC	$.15	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2015	2014

Income
Interest income	$181	$108
Other income	433	284

	614	392

Share of income (loss) from Operating Partnerships (Note D)	232,989	166,896

Expenses
Professional fees	16,842	17,703
Fund management fee, net (Note C)	28,823	19,534
Amortization	-	-
General and administrative expenses	13,131	11,507

	58,796	48,744

NET INCOME (LOSS)	$174,807	$118,544

Net income (loss) allocated to assignees	$173,059	$117,359

Net income (loss) allocated to general partner	$1,748	$1,185

Net income (loss) per BAC	$.07	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2015	2014

Income
Interest income	$307	$143
Other income	3,243	7,590

	3,550	7,733

Share of income (loss) from Operating Partnerships (Note D)	215,459	426,346

Expenses
Professional fees	18,812	17,281
Fund management fee, net (Note C)	30,838	5,177
Amortization	-	-
General and administrative expenses	15,576	13,258

	65,226	35,716

NET INCOME (LOSS)	$153,783	$398,363

Net income (loss) allocated to assignees	$152,245	$394,379

Net income (loss) allocated to general partner	$1,538	$3,984

Net income (loss) per BAC	$.05	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2015	2014

Income
Interest income	$1,670	$1,873
Other income	87,251	1,870

	88,921	3,743

Share of income (loss) from Operating Partnerships (Note D)	16,675	-

Expenses
Professional fees	16,314	24,231
Fund management fee, net (Note C)	33,073	45,192
Amortization	-	-
General and administrative expenses	12,798	12,040

	62,185	81,463

NET INCOME (LOSS)	$43,411	$(77,720)

Net income (loss) allocated to assignees	$42,977	$(76,943)

Net income (loss) allocated to general partner	$434	$(777)

Net income (loss) per BAC	$.02	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2015	2014

Income
Interest income	$6,808	$7,752
Other income	10,178	10,178

	16,986	17,930

Share of income (loss) from Operating Partnerships (Note D)	-	1,295,124

Expenses
Professional fees	15,690	15,382
Fund management fee, net (Note C)	11,342	14,367
Amortization	-	-
General and administrative expenses	14,500	13,178

	41,532	42,927

NET INCOME (LOSS)	$(24,546)	$1,270,127

Net income (loss) allocated to assignees	$(24,301)	$1,257,426

Net income (loss) allocated to general partner	$(245)	$12,701

Net income (loss) per BAC	$(.01)	$.42

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2015	2014

Income
Interest income	$3,625	$3,765
Other income	2,363	4,023

	5,988	7,788

Share of income (loss) from Operating Partnerships (Note D)	59,000	543,180

Expenses
Professional fees	29,868	34,053
Fund management fee, net (Note C)	69,761	12,629
Amortization	-	-
General and administrative expenses	18,115	16,689

	117,744	63,371

NET INCOME (LOSS)	$(52,756)	$487,597

Net income (loss) allocated to assignees	$(52,228)	$482,721

Net income (loss) allocated to general partner	$(528)	$4,876

Net income (loss) per BAC	$(.01)	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2015	2014

Income
Interest income	$2,087	$2,686
Other income	-	-

	2,087	2,686

Share of income (loss) from Operating Partnerships (Note D)	-	237,896

Expenses
Professional fees	18,420	41,631
Fund management fee, net (Note C)	99,444	108,830
Amortization	-	-
General and administrative expenses	13,113	12,282

	130,977	162,743

NET INCOME (LOSS)	$(128,890)	$77,839

Net income (loss) allocated to assignees	$(127,601)	$77,061

Net income (loss) allocated to general partner	$(1,289)	$778

Net income (loss) per BAC	$(.05)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2015	2014

Income
Interest income	$11,752	$9,853
Other income	14,489	264,302

	26,241	274,155

Share of income (loss) from Operating Partnerships (Note D)	1,197,000	5,376,218

Expenses
Professional fees	27,210	24,080
Fund management fee, net (Note C)	67,983	71,693
Amortization	-	-
General and administrative expenses	16,617	14,181

	111,810	109,954

NET INCOME (LOSS)	$1,111,431	$5,540,419

Net income (loss) allocated to assignees	$1,100,317	$5,485,015

Net income (loss) allocated to general partner	$11,114	$55,404

Net income (loss) per BAC	$.28	$1.37

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2015	2014

Income
Interest income	$771	$482
Other income	53,558	1,700

	54,329	2,182

Share of income (loss) from Operating Partnerships (Note D)	199,000	278,493

Expenses
Professional fees	29,241	31,123
Fund management fee, net (Note C)	55,294	159,324
Amortization	-	-
General and administrative expenses	16,289	14,932

	100,824	205,379

NET INCOME (LOSS)	$152,505	$75,296

Net income (loss) allocated to assignees	$150,980	$74,543

Net income (loss) allocated to general partner	$1,525	$753

Net income (loss) per BAC	$.04	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2015	2014

Income
Interest income	$790	$496
Other income	1,522	1,522

	2,312	2,018

Share of income (loss) from Operating Partnerships (Note D)	273,454	21,630

Expenses
Professional fees	23,179	19,809
Fund management fee, net (Note C)	29,833	62,448
Amortization	-	-
General and administrative expenses	12,718	12,068

	65,730	94,325

NET INCOME (LOSS)	$210,036	$(70,677)

Net income (loss) allocated to assignees	$207,936	$(69,970)

Net income (loss) allocated to general partner	$2,100	$(707)

Net income (loss) per BAC	$.08	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2015	2014

Income
Interest income	$2,401	$979
Other income	590	926

	2,991	1,905

Share of income (loss) from Operating Partnerships (Note D)	1,256,102	187,701

Expenses
Professional fees	26,728	27,513
Fund management fee, net (Note C)	112,142	171,699
Amortization	-	-
General and administrative expenses	17,730	15,213

	156,600	214,425

NET INCOME (LOSS)	$1,102,493	$(24,819)

Net income (loss) allocated to assignees	$1,091,468	$(24,571)

Net income (loss) allocated to general partner	$11,025	$(248)

Net income (loss) per BAC	$.25	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2015	2014

Income
Interest income	$736	$318
Other income	5,550	8,278

	6,286	8,596

Share of income (loss) from Operating Partnerships (Note D)	825,886	39,180

Expenses
Professional fees	21,421	20,392
Fund management fee, net (Note C)	154,338	175,092
Amortization	-	-
General and administrative expenses	17,140	14,744

	192,899	210,228

NET INCOME (LOSS)	$639,273	$(162,452)

Net income (loss) allocated to assignees	$632,880	$(160,827)

Net income (loss) allocated to general partner	$6,393	$(1,625)

Net income (loss) per BAC	$.13	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2015	2014

Income
Interest income	$1,349	$386
Other income	5,550	2,777

	6,899	3,163

Share of income (loss) from Operating Partnerships (Note D)	1,097,000	-

Expenses
Professional fees	16,473	14,856
Fund management fee, net (Note C)	48,859	79,886
Amortization	-	-
General and administrative expenses	11,796	10,819

	77,128	105,561

NET INCOME (LOSS)	$1,026,771	$(102,398)

Net income (loss) allocated to assignees	$1,016,503	$(101,374)

Net income (loss) allocated to general partner	$10,268	$(1,024)

Net income (loss) per BAC	$.39	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2015	2014

Income
Interest income	$17,739	$272
Other income	85,052	15,875

	102,791	16,147

Share of income (loss) from Operating Partnerships (Note D)	37,000	-

Expenses
Professional fees	20,103	18,448
Fund management fee, net (Note C)	81,200	181,961
Amortization	-	-
General and administrative expenses	14,221	12,745

	115,524	213,154

NET INCOME (LOSS)	$24,267	$(197,007)

Net income (loss) allocated to assignees	$24,024	$(195,037)

Net income (loss) allocated to general partner	$243	$(1,970)

Net income (loss) per BAC	$.01	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2015	2014

Income
Interest income	$1,456	$271
Other income	11,037	10,324

	12,493	10,595

Share of income (loss) from Operating Partnerships (Note D)	972,250	-

Expenses
Professional fees	17,475	16,373
Fund management fee, net (Note C)	94,409	147,560
Amortization	-	-
General and administrative expenses	13,888	12,376

	125,772	176,309

NET INCOME (LOSS)	$858,971	$(165,714)

Net income (loss) allocated to assignees	$850,381	$(164,057)

Net income (loss) allocated to general partner	$8,590	$(1,657)

Net income (loss) per BAC	$.26	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2015	2014

Income
Interest income	$706	$857
Other income	4,241	8,169

	4,947	9,026

Share of income (loss) from Operating Partnerships (Note D)	553,111	25,054

Expenses
Professional fees	15,994	15,532
Fund management fee, net (Note C)	91,118	89,950
Amortization	-	-
General and administrative expenses	11,359	10,281

	118,471	115,763

NET INCOME (LOSS)	$439,587	$(81,683)

Net income (loss) allocated to assignees	$435,191	$(80,866)

Net income (loss) allocated to general partner	$4,396	$(817)

Net income (loss) per BAC	$.21	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2015	2014

Income
Interest income	$545	$490
Other income	11,583	24,632

	12,128	25,122

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,197	15,094
Fund management fee, net (Note C)	114,476	135,130
Amortization	-	-
General and administrative expenses	11,481	10,393

	141,154	160,617

NET INCOME (LOSS)	$(129,026)	$(135,495)

Net income (loss) allocated to assignees	$(127,736)	$(134,140)

Net income (loss) allocated to general partner	$(1,290)	$(1,355)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2015	2014

Income
Interest income	$274	$215
Other income	11,836	50,984

	12,110	51,199

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,553	16,035
Fund management fee, net (Note C)	121,308	111,985
Amortization	-	-
General and administrative expenses	12,242	10,901

	150,103	138,921

NET INCOME (LOSS)	$(137,993)	$(87,722)

Net income (loss) allocated to assignees	$(136,613)	$(86,845)

Net income (loss) allocated to general partner	$(1,380)	$(877)

Net income (loss) per BAC	$(.05)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2015	2014

Income
Interest income	$277	$233
Other income	3,160	3,500

	3,437	3,733

Share of income (loss) from Operating Partnerships (Note D)	-	29,999

Expenses
Professional fees	16,346	15,300
Fund management fee, net (Note C)	83,320	98,400
Amortization	-	-
General and administrative expenses	11,279	10,166

	110,945	123,866

NET INCOME (LOSS)	$(107,508)	$(90,134)

Net income (loss) allocated to assignees	$(106,433)	$(89,233)

Net income (loss) allocated to general partner	$(1,075)	$(901)

Net income (loss) per BAC	$(.05)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2015	2014

Income
Interest income	$98	$57
Other income	-	2,252

	98	2,309

Share of income (loss) from Operating Partnerships (Note D)	762,011	-

Expenses
Professional fees	20,176	19,645
Fund management fee, net (Note C)	142,837	146,437
Amortization	-	-
General and administrative expenses	12,036	11,446

	175,049	177,528

NET INCOME (LOSS)	$587,060	$(175,219)

Net income (loss) allocated to assignees	$581,189	$(173,467)

Net income (loss) allocated to general partner	$5,871	$(1,752)

Net income (loss) per BAC	$.22	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2015	2014

Income
Interest income	$500	$345
Other income	36,415	10,795

	36,915	11,140

Share of income (loss) from Operating Partnerships (Note D)	457,440	-

Expenses
Professional fees	24,729	24,293
Fund management fee, net (Note C)	141,916	166,542
Amortization	-	-
General and administrative expenses	14,409	12,612

	181,054	203,447

NET INCOME (LOSS)	$313,301	$(192,307)

Net income (loss) allocated to assignees	$310,168	$(190,384)

Net income (loss) allocated to general partner	$3,133	$(1,923)

Net income (loss) per BAC	$.11	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2015	2014

Income
Interest income	$2,626	$265
Other income	108,387	50,424

	111,013	50,689

Share of income (loss) from Operating Partnerships (Note D)	3,214,695	-

Expenses
Professional fees	24,729	30,539
Fund management fee, net (Note C)	122,922	146,031
Amortization	-	-
General and administrative expenses	13,368	12,379

	161,019	188,949

NET INCOME (LOSS)	$3,164,689	$(138,260)

Net income (loss) allocated to assignees	$3,133,042	$(136,877)

Net income (loss) allocated to general partner	$31,647	$(1,383)

Net income (loss) per BAC	$1.14	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2015	2014

Income
Interest income	$2,356	$321
Other income	39,105	49,645

	41,461	49,966

Share of income (loss) from Operating Partnerships (Note D)	2,492,094	(13,691)

Expenses
Professional fees	25,838	27,784
Fund management fee, net (Note C)	156,831	200,509
Amortization	-	50,094
General and administrative expenses	15,719	13,964

	198,388	292,351

NET INCOME (LOSS)	$2,335,167	$(256,076)

Net income (loss) allocated to assignees	$2,311,815	$(253,515)

Net income (loss) allocated to general partner	$23,352	$(2,561)

Net income (loss) per BAC	$.64	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2015	2014

Income
Interest income	$12	$12
Other income	10,349	584

	10,361	596

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,055	19,163
Fund management fee, net (Note C)	166,494	176,715
Amortization	-	-
General and administrative expenses	11,713	11,025

	194,262	206,903

NET INCOME (LOSS)	$(183,901)	$(206,307)

Net income (loss) allocated to assignees	$(182,062)	$(204,244)

Net income (loss) allocated to general partner	$(1,839)	$(2,063)

Net income (loss) per BAC	$(.07)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2015	2014

Income
Interest income	$209	$75
Other income	25,958	7,474

	26,167	7,549

Share of income (loss) from Operating Partnerships (Note D)	(81,540)	(265,124)

Expenses
Professional fees	33,118	39,709
Fund management fee, net (Note C)	146,932	195,809
Amortization	-	-
General and administrative expenses	16,620	15,283

	196,670	250,801

NET INCOME (LOSS)	$(252,043)	$(508,376)

Net income (loss) allocated to assignees	$(249,523)	$(503,292)

Net income (loss) allocated to general partner	$(2,520)	$(5,084)

Net income (loss) per BAC	$(.06)	$(.13)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2015	2014

Income
Interest income	$465	$364
Other income	13,347	-

	13,812	364

Share of income (loss) from Operating Partnerships (Note D)	(179,394)	(431,689)

Expenses
Professional fees	23,884	24,886
Fund management fee, net (Note C)	164,038	173,027
Amortization	-	-
General and administrative expenses	13,660	12,388

	201,582	210,301

NET INCOME (LOSS)	$(367,164)	$(641,626)

Net income (loss) allocated to assignees	$(363,492)	$(635,210)

Net income (loss) allocated to general partner	$(3,672)	$(6,416)

Net income (loss) per BAC	$(.12)	$(.21)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2015	$(19,481,250)	$(7,435,386)	$(26,916,636)

Net income (loss)	11,073,409	111,855	11,185,264

Partners' capital (deficit), December 31, 2015	$(8,407,841)	$(7,323,531)	$(15,731,372)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2015	$(874,295)	$(320,197)	$(1,194,492)

Net income (loss)	(53,605)	(541)	(54,146)

Partners' capital (deficit), December 31, 2015	$(927,900)	$(320,738)	$(1,248,638)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2015	$(1,139,894)	$(175,101)	$(1,314,995)

Net income (loss)	282,828	2,857	285,685

Partners' capital (deficit), December 31, 2015	$(857,066)	$(172,244)	$(1,029,310)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2015	$(2,455,952)	$(246,104)	$(2,702,056)

Net income (loss)	173,059	1,748	174,807

Partners' capital (deficit), December 31, 2015	$(2,282,893)	$(244,356)	$(2,527,249)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2015	$(1,696,494)	$(304,860)	$(2,001,354)

Net income (loss)	152,245	1,538	153,783

Partners' capital (deficit), December 31, 2015	$(1,544,249)	$(303,322)	$(1,847,571)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2015	$1,254,077	$(174,501)	$1,079,576

Net income (loss)	42,977	434	43,411

Partners' capital (deficit), December 31, 2015	$1,297,054	$(174,067)	$1,122,987

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2015	$4,032,481	$(219,312)	$3,813,169

Net income (loss)	(24,301)	(245)	(24,546)

Partners' capital (deficit), December 31, 2015	$4,008,180	$(219,557)	$3,788,623

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2015	$3,371,487	$(309,634)	$3,061,853

Net income (loss)	(52,228)	(528)	(52,756)

Partners' capital (deficit), December 31, 2015	$3,319,259	$(310,162)	$3,009,097

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2015	$1,247,594	$(195,931)	$1,051,663

Net income (loss)	(127,601)	(1,289)	(128,890)

Partners' capital (deficit), December 31, 2015	$1,119,993	$(197,220)	$922,773

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2015	$6,058,903	$(286,019)	$5,772,884

Net income (loss)	1,100,317	11,114	1,111,431

Partners' capital (deficit), December 31, 2015	$7,159,220	$(274,905)	$6,884,315

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2015	$(2,951,221)	$(371,878)	$(3,323,099)

Net income (loss)	150,980	1,525	152,505

Partners' capital (deficit), December 31, 2015	$(2,800,241)	$(370,353)	$(3,170,594)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2015	$(1,321,993)	$(242,703)	$(1,564,696)

Net income (loss)	207,936	2,100	210,036

Partners' capital (deficit), December 31, 2015	$(1,114,057)	$(240,603)	$(1,354,660)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2015	$540,305	$(377,632)	$162,673

Net income (loss)	1,091,468	11,025	1,102,493

Partners' capital (deficit), December 31, 2015	$1,631,773	$(366,607)	$1,265,166

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2015	$(2,492,325)	$(435,643)	$(2,927,968)

Net income (loss)	632,880	6,393	639,273

Partners' capital (deficit), December 31, 2015	$(1,859,445)	$(429,250)	$(2,288,695)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2015	$(1,607,256)	$(244,295)	$(1,851,551)

Net income (loss)	1,016,503	10,268	1,026,771

Partners' capital (deficit), December 31, 2015	$(590,753)	$(234,027)	$(824,780)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2015	$(2,912,687)	$(332,845)	$(3,245,532)

Net income (loss)	24,024	243	24,267

Partners' capital (deficit), December 31, 2015	$(2,888,663)	$(332,602)	$(3,221,265)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2015	$(1,871,486)	$(303,778)	$(2,175,264)

Net income (loss)	850,381	8,590	858,971

Partners' capital (deficit), December 31, 2015	$(1,021,105)	$(295,188)	$(1,316,293)

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2015	$(703,619)	$(187,575)	$(891,194)

Net income (loss)	435,191	4,396	439,587

Partners' capital (deficit), December 31, 2015	$(268,428)	$(183,179)	$(451,607)

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2015	$(1,901,137)	$(236,945)	$(2,138,082)

Net income (loss)	(127,736)	(1,290)	(129,026)

Partners' capital (deficit), December 31, 2015	$(2,028,873)	$(238,235)	$(2,267,108)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2015	$(1,366,080)	$(234,288)	$(1,600,368)

Net income (loss)	(136,613)	(1,380)	(137,993)

Partners' capital (deficit), December 31, 2015	$(1,502,693)	$(235,668)	$(1,738,361)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2015	$(1,304,265)	$(211,601)	$(1,515,866)

Net income (loss)	(106,433)	(1,075)	(107,508)

Partners' capital (deficit), December 31, 2015	$(1,410,698)	$(212,676)	$(1,623,374)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2015	$(2,687,151)	$(254,359)	$(2,941,510)

Net income (loss)	581,189	5,871	587,060

Partners' capital (deficit), December 31, 2015	$(2,105,962)	$(248,488)	$(2,354,450)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2015	$(2,851,936)	$(280,493)	$(3,132,429)

Net income (loss)	310,168	3,133	313,301

Partners' capital (deficit), December 31, 2015	$(2,541,768)	$(277,360)	$(2,819,128)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2015	$(1,601,536)	$(259,549)	$(1,861,085)

Net income (loss)	3,133,042	31,647	3,164,689

Partners' capital (deficit), December 31, 2015	$1,531,506	$(227,902)	$1,303,604

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2015	$(2,168,116)	$(346,669)	$(2,514,785)

Net income (loss)	2,311,815	23,352	2,335,167

Partners' capital (deficit), December 31, 2015	$143,699	$(323,317)	$(179,618)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2015
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2015	$(1,706,674)	$(257,086)	$(1,963,760)

Net income (loss)	(182,062)	(1,839)	(183,901)

Partners' capital (deficit), December 31, 2015	$(1,888,736)	$(258,925)	$(2,147,661)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2015	$(430,056)	$(361,578)	$(791,634)

Net income (loss)	(249,523)	(2,520)	(252,043)

Partners' capital (deficit), December 31, 2015	$(679,579)	$(364,098)	$(1,043,677)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2015	$58,076	$(264,810)	$(206,734)

Net income (loss)	(363,492)	(3,672)	(367,164)

Partners' capital (deficit), December 31, 2015	$(305,416)	$(268,482)	$(573,898)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2015	2014

Cash flows from operating activities:

Net income (loss)	$11,185,264	$4,728,401
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	50,094
Distributions from Operating Partnerships	3,589	70,419
Share of (income) loss from Operating Partnerships	(13,926,505)	(7,987,793)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	598,225	62,743
Decrease (Increase) in other assets	(75,768)	(107,764)
(Decrease) Increase in accounts payable affiliates	(2,529,559)	1,110,814

Net cash (used in) provided by operating activities	(4,744,754)	(2,073,086)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	14,426,746	8,659,643

Net cash (used in) provided by investing activities	14,426,746	8,659,643

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,681,992	6,586,557

Cash and cash equivalents, beginning	23,720,352	12,797,054

Cash and cash equivalents, ending	$33,402,344	$19,383,611

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$6,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(54,146)	$102,587
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(70,580)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	9,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(70,866)	8,338

Net cash (used in) provided by operating activities	(125,012)	49,345

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	70,580

Net cash (used in) provided by investing activities	-	70,580

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,012)	119,925

Cash and cash equivalents, beginning	310,195	204,785

Cash and cash equivalents, ending	$185,183	$324,710

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2015	2014

Cash flows from operating activities:
Net income (loss)	$285,685	$(28,379)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(326,273)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	3,000	-
(Decrease) Increase in accounts payable affiliates	20,435	42,975

Net cash (used in) provided by operating activities	(22,153)	14,596

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	326,273	-

Net cash (used in) provided by investing activities	326,273	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	304,120	14,596

Cash and cash equivalents, beginning	127,394	116,749

Cash and cash equivalents, ending	$431,514	$131,345

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2015	2014

Cash flows from operating activities:

Net income (loss)	$174,807	$118,544
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(232,989)	(166,896)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,750
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,134	(95,271)

Net cash (used in) provided by operating activities	(24,048)	(139,873)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	232,296	166,896

Net cash (used in) provided by investing activities	232,296	166,896

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	208,248	27,023

Cash and cash equivalents, beginning	117,048	98,564

Cash and cash equivalents, ending	$325,296	$125,587

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2015	2014

Cash flows from operating activities:

Net income (loss)	$153,783	$398,363
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(215,459)	(426,346)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,750
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	48,407	(360,919)

Net cash (used in) provided by operating activities	(13,269)	(385,152)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	215,459	426,346

Net cash (used in) provided by investing activities	215,459	426,346

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	202,190	41,194

Cash and cash equivalents, beginning	205,359	118,542

Cash and cash equivalents, ending	$407,549	$159,736

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2015	2014

Cash flows from operating activities:

Net income (loss)	$43,411	$(77,720)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(16,675)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,335)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	20,401	(77,720)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	96,715	-

Net cash (used in) provided by investing activities	96,715	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,116	(77,720)

Cash and cash equivalents, beginning	1,005,871	890,715

Cash and cash equivalents, ending	$1,122,987	$812,995

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(24,546)	$1,270,127
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,295,124)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(24,546)	(24,997)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,295,124

Net cash (used in) provided by investing activities	-	1,295,124

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,546)	1,270,127

Cash and cash equivalents, beginning	3,811,919	2,550,061

Cash and cash equivalents, ending	$3,787,373	$3,820,188

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(52,756)	$487,597
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(59,000)	(543,180)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(15,507)	15,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(127,263)	(40,583)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	128,000	543,014

Net cash (used in) provided by investing activities	128,000	543,014

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	737	502,431

Cash and cash equivalents, beginning	3,013,320	2,510,330

Cash and cash equivalents, ending	$3,014,057	$3,012,761

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(128,890)	$77,839
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(237,896)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	52
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(44,238)

Net cash (used in) provided by operating activities	(128,890)	(204,243)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	234,376

Net cash (used in) provided by investing activities	-	234,376

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(128,890)	30,133

Cash and cash equivalents, beginning	1,051,663	1,049,687

Cash and cash equivalents, ending	$922,773	$1,079,820

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$6,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,111,431	$5,540,419
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,197,000)	(5,376,218)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,000)	1,355
Decrease (Increase) in other assets	-	1,567
(Decrease) Increase in accounts payable affiliates	-	(706,182)

Net cash (used in) provided by operating activities	(88,569)	(539,059)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,197,000	5,341,250

Net cash (used in) provided by investing activities	1,197,000	5,341,250

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,108,431	4,802,191

Cash and cash equivalents, beginning	5,774,634	515,862

Cash and cash equivalents, ending	$6,883,065	$5,318,053

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2015	2014

Cash flows from operating activities:

Net income (loss)	$152,505	$75,296
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(199,000)	(278,493)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,500)	14,448
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(211,180)	200,719

Net cash (used in) provided by operating activities	(259,175)	11,970

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	199,000	278,493

Net cash (used in) provided by investing activities	199,000	278,493

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(60,175)	290,463

Cash and cash equivalents, beginning	501,274	224,155

Cash and cash equivalents, ending	$441,099	$514,618

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2015	2014

Cash flows from operating activities:

Net income (loss)	$210,036	$(70,677)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(273,454)	(21,630)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	9,000
Decrease (Increase) in other assets	500	-
(Decrease) Increase in accounts payable affiliates	(5,507)	116,361

Net cash (used in) provided by operating activities	(65,425)	33,054

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	324,454	21,630

Net cash (used in) provided by investing activities	324,454	21,630

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	259,029	54,684

Cash and cash equivalents, beginning	322,775	253,948

Cash and cash equivalents, ending	$581,804	$308,632

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,102,493	$(24,819)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,256,102)	(187,701)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	743
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,902,513)	(375,794)

Net cash (used in) provided by operating activities	(3,056,122)	(587,571)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,256,102	187,701

Net cash (used in) provided by investing activities	1,256,102	187,701

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,800,020)	(399,870)

Cash and cash equivalents, beginning	3,106,480	852,580

Cash and cash equivalents, ending	$1,306,460	$452,710

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2015	2014

Cash flows from operating activities:

Net income (loss)	$639,273	$(162,452)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(825,886)	(39,180)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,007	645
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	42,422	135,892

Net cash (used in) provided by operating activities	(138,184)	(65,095)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	825,886	39,180

Net cash (used in) provided by investing activities	825,886	39,180

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	687,702	(25,915)

Cash and cash equivalents, beginning	354,807	310,949

Cash and cash equivalents, ending	$1,042,509	$285,034

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2015	2014

Cash flows from operating activities:

Net income (loss)	$1,026,771	$(102,398)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,097,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(650)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(51,210)	92,556

Net cash (used in) provided by operating activities	(122,089)	(9,842)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,097,000	-

Net cash (used in) provided by investing activities	1,097,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	974,911	(9,842)

Cash and cash equivalents, beginning	281,704	194,920

Cash and cash equivalents, ending	$1,256,615	$185,078

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2015	2014

Cash flows from operating activities:

Net income (loss)	$24,267	$(197,007)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(37,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,802)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(463,312)	135,661

Net cash (used in) provided by operating activities	(481,847)	(61,346)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	37,000	-

Net cash (used in) provided by investing activities	37,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(444,847)	(61,346)

Cash and cash equivalents, beginning	838,027	299,036

Cash and cash equivalents, ending	$393,180	$237,690

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2015	2014

Cash flows from operating activities:

Net income (loss)	$858,971	$(165,714)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(972,250)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	102,212	101,560

Net cash (used in) provided by operating activities	(12,567)	(64,154)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	972,250	-

Net cash (used in) provided by investing activities	972,250	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	959,683	(64,154)

Cash and cash equivalents, beginning	231,626	278,190

Cash and cash equivalents, ending	$1,191,309	$214,036

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2015	2014

Cash flows from operating activities:

Net income (loss)	$439,587	$(81,683)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(553,111)	(25,054)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	13,243	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	74,360	49,306

Net cash (used in) provided by operating activities	(25,921)	(57,431)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	553,111	25,054

Net cash (used in) provided by investing activities	553,111	25,054

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	527,190	(32,377)

Cash and cash equivalents, beginning	430,583	448,179

Cash and cash equivalents, ending	$957,773	$415,802

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(129,026)	$(135,495)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,024)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	117,990	153,648

Net cash (used in) provided by operating activities	(12,060)	18,153

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,060)	18,153

Cash and cash equivalents, beginning	345,467	305,167

Cash and cash equivalents, ending	$333,407	$323,320

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(137,993)	$(87,722)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	98,300	123,300

Net cash (used in) provided by operating activities	(39,693)	35,578

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,693)	35,578

Cash and cash equivalents, beginning	280,864	236,887

Cash and cash equivalents, ending	$241,171	$272,465

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(107,508)	$(90,134)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(29,999)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	64,456	102,600

Net cash (used in) provided by operating activities	(43,052)	(12,533)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	29,999

Net cash (used in) provided by investing activities	-	29,999

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,052)	17,466

Cash and cash equivalents, beginning	166,118	144,094

Cash and cash equivalents, ending	$123,066	$161,560

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2015	2014

Cash flows from operating activities:

Net income (loss)	$587,060	$(175,219)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(762,011)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	14,141	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	153,894	158,953

Net cash (used in) provided by operating activities	(6,916)	(16,266)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	762,011	-

	-	-
Net cash (used in) provided by investing activities	762,011	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	755,095	(16,266)

Cash and cash equivalents, beginning	97,731	96,711

Cash and cash equivalents, ending	$852,826	$80,445

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2015	2014

Cash flows from operating activities:

Net income (loss)	$313,301	$(192,307)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(457,440)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	8,782	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(186,989)	178,173

Net cash (used in) provided by operating activities	(322,346)	(14,134)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	457,440	-

Net cash (used in) provided by investing activities	457,440	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	135,094	(14,134)

Cash and cash equivalents, beginning	158,957	167,428

Cash and cash equivalents, ending	$294,051	$153,294

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2015	2014

Cash flows from operating activities:

Net income (loss)	$3,164,689	$(138,260)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,214,695)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	47,686	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(221,593)	186,525

Net cash (used in) provided by operating activities	(223,913)	48,265

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,254,655	-

Net cash (used in) provided by investing activities	3,254,655	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,030,742	48,265

Cash and cash equivalents, beginning	420,023	266,762

Cash and cash equivalents, ending	$3,450,765	$315,027

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2015	2014

Cash flows from operating activities:

Net income (loss)	$2,335,167	$(256,076)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	50,094
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,492,094)	13,691
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	29,636	-
Decrease (Increase) in other assets	2,827	(19,648)
(Decrease) Increase in accounts payable affiliates	148,415	230,085

Net cash (used in) provided by operating activities	23,951	18,146

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,492,094	-

Net cash (used in) provided by investing activities	2,492,094	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,516,045	18,146

Cash and cash equivalents, beginning	354,147	303,384

Cash and cash equivalents, ending	$2,870,192	$321,530

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(183,901)	$(206,307)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(82,095)	(89,683)
(Decrease) Increase in accounts payable affiliates	291,922	265,210

Net cash (used in) provided by operating activities	25,926	(30,780)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,926	(30,780)

Cash and cash equivalents, beginning	9,744	38,362

Cash and cash equivalents, ending	$35,670	$7,582

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(252,043)	$(508,376)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	-	387
Share of (income) loss from Operating Partnerships	81,540	265,124
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	516,048	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	224,518	224,210

Net cash (used in) provided by operating activities	570,063	(18,655)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570,063	(18,655)

Cash and cash equivalents, beginning	147,398	126,153

Cash and cash equivalents, ending	$717,461	$107,498

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2015	2014

Cash flows from operating activities:

Net income (loss)	$(367,164)	$(641,626)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Amortization	-	-
Distributions from Operating Partnerships	3,589	70,032
Share of (income) loss from Operating Partnerships	179,394	431,689
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	162,146	187,146

Net cash (used in) provided by operating activities	(22,035)	47,241

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,035)	47,241

Cash and cash equivalents, beginning	255,224	194,854

Cash and cash equivalents, ending	$233,189	$242,095

Supplemental schedule of noncash investing and financing activities:

The Fund has decreased other assets and decreased its capital contribution obligation to Operating Partnerships for tax credits not generated by the Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2015
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
December 31, 2015
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2015 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2015
(Unaudited)

Amortization

Acquisition costs were amortized on the straight-line method over 27.5 years. As of March 31, 2015 and 2014, an impairment loss of $133,584 and $1,139,623, respectively, was recorded. As of March 31, 2015, acquisition costs were fully amortized or impaired.

Accumulated amortization of acquisition costs for Series 43 as of December 31, 2015 and 2014, are as follows:

	2015	2014
Series 43	$ -	$183,678
	$ -	$183,678

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2015 and 2014, are as follows:

	2015	2014
Series 20	$ 8,238	$ 19,446
Series 21	2,718	14,325
Series 22	9,363	15,615
Series 23	14,202	20,721
Series 24	12,588	16,683
Series 25	5,934	6,284
Series 26	24,717	35,712
Series 27	38,358	37,593
Series 28	22,389	40,026
Series 29	20,547	66,906
Series 30	19,872	38,787
Series 31	40,551	76,254
Series 32	47,594	65,436
Series 33	16,398	30,852
Series 34	29,661	61,887
Series 35	32,115	50,520
Series 36	33,120	33,120
Series 37	39,330	51,216
Series 38	41,100	41,100
Series 39	31,485	34,200
Series 40	50,004	50,004
Series 41	56,148	59,391
Series 42	42,870	62,175
Series 43	57,693	76,695
Series 44	63,657	63,657
Series 45	70,800	70,800
Series 46	62,382	62,382
	$893,834	$1,201,787

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2015 and 2014 are as follows:
	2015	2014
Series 20	$ 95,580	$ 50,000
Series 22	-	142,116
Series 23	-	426,346
Series 24	37,764	50,049
Series 25	17,802	21,727
Series 26	79,261	120,863
Series 27	115,074	168,894
Series 28	76,233	847,453
Series 29	278,493	-
Series 30	72,630	-
Series 31	3,034,919	604,556
Series 32	118,416	62,000
Series 33	53,079	-
Series 34	552,727	50,000
Series 35	-	50,000
Series 36	25,000	50,054
Series 38	25,000	-
Series 39	29,999	-
Series 42	153,508	-
Series 43	50,000	-
Series 46	25,000	-
	$4,840,485	$2,644,058

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2015 and 2014, the Fund has limited partnership interests in 272 and 348 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2015 and 2014 are as follows:

	2015	2014
Series 20	4	4
Series 21	2	4
Series 22	4	6
Series 23	7	9
Series 24	6	7
Series 25	4	4
Series 26	14	19
Series 27	7	7
Series 28	10	12
Series 29	8	10
Series 30	8	12
Series 31	18	20
Series 32	10	12
Series 33	5	8
Series 34	8	12
Series 35	7	10
Series 36	8	9

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2015
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS (continued)

Series 37	6	7
Series 38	10	10
Series 39	8	9
Series 40	15	16
Series 41	18	19
Series 42	15	21
Series 43	19	23
Series 44	8	8
Series 45	28	28
Series 46	15	15
	272	321

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2015 and 2014, are as follows:
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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2015 the Fund disposed of thirty-four Operating Partnerships. A summary of the dispositions by Series for December 31, 2015 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 21	2	-	$326,273	$326,273
Series 22	2	-	232,296	232,989
Series 23	2	-	215,459	215,459
Series 24	-	-	96,715	16,675
Series 26	3	-	128,000	59,000
Series 28	1	-	1,197,000	1,197,000
Series 29	1	1	199,000	199,000
Series 30	3	-	324,454	273,454
Series 31	1	-	1,256,102	1,256,102
Series 32	-	1	825,886	825,886
Series 33	1	-	1,097,000	1,097,000
Series 34	1	-	37,000	37,000
Series 35	1	1	972,250	972,250
Series 36	1	-	553,111	553,111
Series 39	1	-	-	-
Series 40	1	-	762,011	762,011
Series 41	1	-	457,440	457,440
Series 42	5	-	3,254,655	3,214,695
Series 43	4	-	2,492,094	2,492,094
Total	31	3	$14,426,746	$14,187,439

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
December 31, 2015
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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2015.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2015	2014

Revenues
Rental	$ 65,767,029	$ 84,528,316
Interest and other	1,898,076	2,606,962
	67,665,105	87,135,278

Expenses
Interest	11,384,480	15,228,667
Depreciation and amortization	18,048,139	24,157,120
Operating expenses	45,011,409	57,109,285
	74,444,028	96,495,072

NET LOSS	$ (6,778,923)	$ (9,359,794)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (6,711,134)	$ (9,266,195)

Net loss allocated to other Partners	$ (67,789)	$ (93,599)

* Amounts include $(6,450,200) and $(8,555,691) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2015	2014
Revenues
Rental	$ 625,194	$ 1,126,789
Interest and other	29,461	39,437
	654,655	1,166,226

Expenses
Interest	70,360	206,097
Depreciation and amortization	146,321	314,858
Operating expenses	470,745	893,788
	687,426	1,414,743

NET LOSS	$ (32,771)	$ (248,517)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (32,443)	$ (246,032)

Net loss allocated to other Partners	$ (328)	$ (2,485)

* Amounts include $(32,443) and $(246,032) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2015	2014
Revenues
Rental	$ 412,631	$ 1,383,390
Interest and other	3,145	17,805
	415,776	1,401,195

Expenses
Interest	56,566	379,112
Depreciation and amortization	72,153	245,466
Operating expenses	330,674	825,426
	459,393	1,450,004

NET LOSS	$ (43,617)	$ (48,809)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (43,181)	$ (48,321)

Net loss allocated to other Partners	$ (436)	$ (488)

* Amounts include $(43,181) and $(48,321) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2015	2014
Revenues
Rental	$ 633,717	$ 1,092,137
Interest and other	17,074	25,007
	650,791	1,117,144

Expenses
Interest	82,718	178,309
Depreciation and amortization	154,307	247,965
Operating expenses	469,496	766,413
	706,521	1,192,687

NET LOSS	$ (55,730)	$ (75,543)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (55,173)	$ (74,788)

Net loss allocated to other Partners	$ (557)	$ (755)

* Amounts include $(55,173) and $(74,788) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2015	2014
Revenues
Rental	$ 1,989,399	$ 2,258,175
Interest and other	62,625	86,400
	2,052,024	2,344,575

Expenses
Interest	210,045	324,093
Depreciation and amortization	452,570	481,712
Operating expenses	1,554,080	1,667,454
	2,216,695	2,473,259

NET LOSS	$ (164,671)	$ (128,684)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (163,023)	$ (127,396)

Net loss allocated to other Partners	$ (1,648)	$ (1,288)

* Amounts include $(163,023) and $(127,396) for 2015 and 2014, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2015	2014
Revenues
Rental	$ 762,627	$ 866,217
Interest and other	14,594	15,078
	777,221	881,295

Expenses
Interest	70,845	103,898
Depreciation and amortization	205,103	247,426
Operating expenses	618,978	661,395
	894,926	1,012,719

NET LOSS	$ (117,705)	$ (131,424)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (116,528)	$ (130,110)

Net loss allocated to other Partners	$ (1,177)	$ (1,314)

* Amounts include $(116,528) and $(130,110) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2015	2014
Revenues
Rental	$ 654,445	$ 705,170
Interest and other	14,890	17,671
	669,335	722,841

Expenses
Interest	102,668	114,272
Depreciation and amortization	116,496	154,334
Operating expenses	480,614	510,224
	699,778	778,830

NET LOSS	$ (30,443)	$ (55,989)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (30,139)	$ (55,429)

Net loss allocated to other Partners	$ (304)	$ (560)

* Amounts include $(30,139) and $(55,429) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2015	2014
Revenues
Rental	$ 1,867,008	$ 2,421,312
Interest and other	39,628	53,260
	1,906,636	2,474,572

Expenses
Interest	282,844	345,108
Depreciation and amortization	484,378	738,393
Operating expenses	1,483,678	1,859,339
	2,250,900	2,942,840

NET LOSS	$ (344,264)	$ (468,268)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (340,821)	$ (463,585)

Net loss allocated to other Partners	$ (3,443)	$ (4,683)

* Amounts include $(340,821) and $(463,585) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2015	2014
Revenues
Rental	$ 3,191,905	$ 3,219,944
Interest and other	33,413	53,825
	3,225,318	3,273,769

Expenses
Interest	641,547	688,139
Depreciation and amortization	656,723	713,428
Operating expenses	1,940,238	1,987,064
	3,238,508	3,388,631

NET LOSS	$ (13,190)	$ (114,862)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (13,058)	$ (113,713)

Net loss allocated to other Partners	$ (132)	$ (1,149)

* Amounts include $(13,058) and $(113,713) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2015	2014
Revenues
Rental	$ 1,597,578	$ 2,925,832
Interest and other	30,442	64,124
	1,628,020	2,989,956

Expenses
Interest	128,469	364,909
Depreciation and amortization	507,429	930,537
Operating expenses	1,302,916	2,078,136
	1,938,814	3,373,582

NET LOSS	$ (310,794)	$ (383,626)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (307,686)	$ (379,790)

Net loss allocated to other Partners	$ (3,108)	$ (3,836)

* Amounts include $(307,686) and $(379,790) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2015	2014
Revenues
Rental	$ 1,503,300	$ 3,722,622
Interest and other	81,360	133,297
	1,584,660	3,855,919

Expenses
Interest	279,909	679,203
Depreciation and amortization	397,214	1,215,896
Operating expenses	1,201,704	2,586,209
	1,878,827	4,481,308

NET LOSS	$ (294,167)	$ (625,389)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (291,225)	$ (619,135)

Net loss allocated to other Partners	$ (2,942)	$ (6,254)

* Amounts include $(291,225) and $(619,135) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2015	2014
Revenues
Rental	$ 1,593,010	$ 3,192,127
Interest and other	37,824	55,254
	1,630,834	3,247,381

Expenses
Interest	185,154	384,121
Depreciation and amortization	363,534	662,354
Operating expenses	1,250,591	2,585,846
	1,799,279	3,632,321

NET LOSS	$ (168,445)	$ (384,940)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (166,761)	$ (381,091)

Net loss allocated to other Partners	$ (1,684)	$ (3,849)

* Amounts include $(166,761) and $(381,091) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2015	2014
Revenues
Rental	$ 3,483,340	$ 6,725,282
Interest and other	142,231	405,417
	3,625,571	7,130,699

Expenses
Interest	392,961	906,655
Depreciation and amortization	898,755	1,874,447
Operating expenses	2,720,339	4,775,906
	4,012,055	7,557,008

NET LOSS	$ (386,484)	$ (426,309)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (382,619)	$ (422,046)

Net loss allocated to other Partners	$ (3,865)	$ (4,263)

* Amounts include $(382,619) and $(422,046) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2015	2014
Revenues
Rental	$ 2,899,025	$ 3,988,072
Interest and other	95,692	129,477
	2,994,717	4,117,549

Expenses
Interest	495,696	752,380
Depreciation and amortization	982,552	1,518,849
Operating expenses	2,070,189	2,694,721
	3,548,437	4,965,950

NET LOSS	$ (553,720)	$ (848,401)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (548,183)	$ (839,917)

Net loss allocated to other Partners	$ (5,537)	$ (8,484)

* Amounts include $(548,183) and $(839,917) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2015	2014
Revenues
Rental	$ 1,028,998	$ 2,123,488
Interest and other	25,484	73,152
	1,054,482	2,196,640

Expenses
Interest	163,396	424,090
Depreciation and amortization	315,110	677,718
Operating expenses	690,920	1,355,246
	1,169,426	2,457,054

NET LOSS	$ (114,944)	$ (260,414)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,795)	$ (257,810)

Net loss allocated to other Partners	$ (1,149)	$ (2,604)

* Amounts include $(113,795) and $(257,810) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2015	2014
Revenues
Rental	$ 2,121,392	$ 3,485,018
Interest and other	53,366	105,571
	2,174,758	3,590,589

Expenses
Interest	343,926	509,906
Depreciation and amortization	549,519	1,126,273
Operating expenses	1,444,709	2,350,903
	2,338,154	3,987,082

NET LOSS	$ (163,396)	$ (396,493)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (161,762)	$ (392,528)

Net loss allocated to other Partners	$ (1,634)	$ (3,965)

* Amounts include $(161,762) and $(392,528) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2015	2014
Revenues
Rental	$ 2,381,236	$ 3,328,568
Interest and other	80,234	120,067
	2,461,470	3,448,635

Expenses
Interest	473,467	588,697
Depreciation and amortization	706,801	1,066,886
Operating expenses	1,406,076	2,034,729
	2,586,344	3,690,312

NET LOSS	$ (124,874)	$ (241,677)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (123,625)	$ (239,260)

Net loss allocated to other Partners	$ (1,249)	$ (2,417)

* Amounts include $(123,625) and $(239,260) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2015	2014
Revenues
Rental	$ 2,068,949	$ 2,155,046
Interest and other	40,551	46,180
	2,109,500	2,201,226

Expenses
Interest	374,855	396,753
Depreciation and amortization	645,000	697,265
Operating expenses	1,384,211	1,514,535
	2,404,066	2,608,553

NET LOSS	$ (294,566)	$ (407,327)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (291,620)	$ (403,254)

Net loss allocated to other Partners	$ (2,946)	$ (4,073)

* Amounts include $(291,620) and $(403,254) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2015	2014
Revenues
Rental	$ 3,000,864	$ 3,324,764
Interest and other	68,814	81,492
	3,069,678	3,406,256

Expenses
Interest	506,694	529,618
Depreciation and amortization	851,138	1,152,618
Operating expenses	2,184,201	2,535,651
	3,542,033	4,217,887

NET LOSS	$ (472,355)	$ (811,631)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (467,631)	$ (803,515)

Net loss allocated to other Partners	$ (4,724)	$ (8,116)

* Amounts include $(467,631) and $(803,515) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2015	2014
Revenues
Rental	$ 2,826,900	$ 2,845,162
Interest and other	79,986	76,509
	2,906,886	2,921,671

Expenses
Interest	517,254	536,192
Depreciation and amortization	753,870	760,700
Operating expenses	2,007,062	1,925,633
	3,278,186	3,222,525

NET LOSS	$ (371,300)	$ (300,854)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (367,587)	$ (297,845)

Net loss allocated to other Partners	$ (3,713)	$ (3,009)

* Amounts include $(367,587) and $(297,845) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2015	2014
Revenues
Rental	$ 1,990,949	$ 2,083,504
Interest and other	88,823	73,611
	2,079,772	2,157,115

Expenses
Interest	367,901	373,445
Depreciation and amortization	550,791	584,386
Operating expenses	1,462,109	1,498,867
	2,380,801	2,456,698

NET LOSS	$ (301,029)	$ (299,583)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (298,019)	$ (296,587)

Net loss allocated to other Partners	$ (3,010)	$ (2,996)

* Amounts include $(298,019) and $(296,587) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2015	2014
Revenues
Rental	$ 2,983,773	$ 3,105,312
Interest and other	95,760	172,029
	3,079,533	3,277,341

Expenses
Interest	621,410	601,716
Depreciation and amortization	953,070	1,017,484
Operating expenses	1,918,154	2,074,246
	3,492,634	3,693,446

NET LOSS	$ (413,101)	$ (416,105)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (408,970)	$ (411,944)

Net loss allocated to other Partners	$ (4,131)	$ (4,161)

* Amounts include $(408,970) and $(411,944) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2015	2014
Revenues
Rental	$ 4,126,741	$ 4,306,456
Interest and other	129,877	123,671
	4,256,618	4,430,127

Expenses
Interest	800,118	922,181
Depreciation and amortization	1,072,939	1,088,288
Operating expenses	2,508,908	2,689,541
	4,381,965	4,700,010

NET LOSS	$ (125,347)	$ (269,883)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (124,094)	$ (267,184)

Net loss allocated to other Partners	$ (1,253)	$ (2,699)

* Amounts include $(124,094) and $(267,184) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2015	2014
Revenues
Rental	$ 3,294,785	$ 4,744,893
Interest and other	176,480	183,231
	3,471,265	4,928,124

Expenses
Interest	701,395	918,112
Depreciation and amortization	1,043,723	1,246,081
Operating expenses	2,392,392	2,905,856
	4,137,510	5,070,049

NET LOSS	$ (666,245)	$ (141,925)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (659,583)	$ (140,506)

Net loss allocated to other Partners	$ (6,662)	$ (1,419)

* Amounts include $(659,583) and $(140,506) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2015	2014
Revenues
Rental	$ 4,531,036	$ 5,790,207
Interest and other	169,414	158,764
	4,700,450	5,948,971

Expenses
Interest	701,958	1,023,421
Depreciation and amortization	1,426,942	1,671,650
Operating expenses	2,760,784	3,514,228
	4,889,684	6,209,299

NET LOSS	$ (189,234)	$ (260,328)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (187,342)	$ (257,725)

Net loss allocated to other Partners	$ (1,892)	$ (2,603)

* Amounts include $(187,342) and $(244,034) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2015	2014
Revenues
Rental	$ 4,430,499	$ 4,445,309
Interest and other	114,716	124,497
	4,545,215	4,569,806

Expenses
Interest	1,143,355	1,217,198
Depreciation and amortization	1,155,858	1,144,382
Operating expenses	2,578,407	2,494,479
	4,877,620	4,856,059

NET LOSS	$ (332,405)	$ (286,253)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (329,081)	$ (283,390)

Net loss allocated to other Partners	$ (3,324)	$ (2,863)

* Amounts include $(329,081) and $(283,390) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2015	2014
Revenues
Rental	$ 5,417,266	$ 5,054,228
Interest and other	105,825	116,481
	5,523,091	5,170,709

Expenses
Interest	763,420	818,545
Depreciation and amortization	1,507,456	1,515,556
Operating expenses	3,625,343	3,469,402
	5,896,219	5,803,503

NET LOSS	$ (373,128)	$ (632,794)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (369,397)	$ (626,466)

Net loss allocated to other Partners	$ (3,731)	$ (6,328)

* Amounts include $(287,857) and $(361,342) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2015	2014
Revenues
Rental	$ 4,350,462	$ 4,109,292
Interest and other	66,367	55,655
	4,416,829	4,164,947

Expenses
Interest	905,549	942,497
Depreciation and amortization	1,078,387	1,062,168
Operating expenses	2,753,891	2,854,048
	4,737,827	4,858,713

NET LOSS	$ (320,998)	$ (693,766)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (317,788)	$ (686,828)

Net loss allocated to other Partners	$ (3,210)	$ (6,938)

* Amounts include $(138,394) and $(255,139) for 2015 and 2014, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2015

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2015, the Fund has entered into an agreement to transfer the interest in two operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $719,874. The estimated gain on the transfer of the operating limited partnerships are $707,874 and are expected to be recognized in the fourth quarter of fiscal year ending March 31, 2016.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2015 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2015 were $893,834 and total fund management fees accrued as of December 31, 2015 were $48,618,290. During the nine months ended December 31, 2015, $4,840,485 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2015, an affiliate of the general partner of the Fund advanced a total of $953,193 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2015, $116,951 was advanced to the Fund from an affiliate of the general partner, and $54,660, $359,757 and $221,615 for Series 33, Series 41 and Series 42, respectively, was paid by the Fund to an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2015, are as follows:

	Current
	Period	Total

Series 34	$ -	$133,578
Series 39	-	220,455
Series 40	3,882	374,286
Series 44	100,951	189,571
Series 45	12,118	35,303
	$116,951	$953,193

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2015.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2015, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2015, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2015, Series 22 did not record any releases of capital contributions. Series 22 has outstanding contributions payable to 1 Operating Partnership in the amount of $8,659 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 15 of the Operating Partnerships and 7 remain.

Prior to the quarter ended December 31, 2015, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended December 31, 2015, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2015, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 31 of the Operating Partnerships and 14 remain.

Prior to the quarter ended December 31, 2015, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 9 of the Operating Partnerships and 7 remain.

Prior to the quarter ended December 31, 2015, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2015, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2015, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of December 31, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 12 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2015, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of December 31, 2015. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2015, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2015. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 7 of the Operating Partnerships and 10 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2015, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended December 31, 2015, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2015. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended December 31, 2015, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 4 of the Operating Partnerships and 7 remain.

Prior to the quarter ended December 31, 2015, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 3 of the Operating Partnerships and 8 remain.

Prior to the quarter ended December 31, 2015, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 1 of the Operating Partnerships and 6 remain.

During the quarter ended December 31, 2015, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2015, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in 1 of the Operating Partnerships and 8 remain. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2015, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 1 of the Operating Partnerships and 15 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2015, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2015, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended December 31, 2015, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2015, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of December 31, 2015. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended December 31, 2015, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2015, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2015. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2015, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2015 and 2014, the Fund held limited partnership interests in 272 and 348 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2015, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 8,238	$ 2,765	$ 5,473
Series 21	2,718	-	2,718
Series 22	9,363	1,000	8,363
Series 23	14,202	2,340	11,862
Series 24	12,588	1,167	11,421
Series 25	5,934	5,518	416
Series 26	24,717	4,500	20,217
Series 27	38,358	3,630	34,728
Series 28	22,389	750	21,639
Series 29	20,547	2,060	18,487
Series 30	19,872	30,240	(10,368)
Series 31	40,551	7,264	33,287
Series 32	47,594	-	47,594
Series 33	16,398	1,170	15,228
Series 34	29,661	6,515	23,146
Series 35	32,115	885	31,230
Series 36	33,120	5,500	27,620
Series 37	39,330	-	39,330
Series 38	41,100	859	40,241
Series 39	31,485	6,935	24,550
Series 40	50,004	5,000	45,004
Series 41	56,148	9,442	46,706
Series 42	42,870	8,860	34,010
Series 43	57,693	6,055	51,638
Series 44	63,657	23,477	40,180
Series 45	70,800	52,934	17,866
Series 46	62,382	5,000	57,382
	$893,834	$193,866	$699,968

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 24,714	$ 4,281	$ 20,433
Series 21	20,435	2,051	18,384
Series 22	34,134	5,311	28,823
Series 23	48,407	17,569	30,838
Series 24	37,764	4,691	33,073
Series 25	17,802	6,460	11,342
Series 26	79,261	9,500	69,761
Series 27	115,074	15,630	99,444
Series 28	76,233	8,250	67,983
Series 29	67,313	12,019	55,294
Series 30	67,123	37,290	29,833
Series 31	132,406	20,264	112,142
Series 32	160,838	6,500	154,338
Series 33	56,529	7,670	48,859
Series 34	89,415	8,215	81,200
Series 35	102,212	7,803	94,409
Series 36	99,360	8,242	91,118
Series 37	117,990	3,514	114,476
Series 38	123,300	1,992	121,308
Series 39	94,455	11,135	83,320
Series 40	150,012	7,175	142,837
Series 41	172,768	30,852	141,916
Series 42	153,530	30,608	122,922
Series 43	198,415	41,584	156,831
Series 44	190,971	24,477	166,494
Series 45	212,400	65,468	146,932
Series 46	187,146	23,108	164,038
	$2,830,007	$421,659	$2,408,348

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 20 reflects a net loss from Operating Partnerships of $(32,771) and $(248,517), respectively, which includes depreciation and amortization of $146,321 and $314,858, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 21 reflects a net loss from Operating Partnerships of $(43,617) and $(48,809), respectively, which includes depreciation and amortization of $72,153 and $245,466, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2015, the investment general partner transferred its interest in Centrum - Fairfax Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,185,225 and cash proceeds to the investment partnership of $331,096. Of the total proceeds received, $8,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $323,096 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $323,096 as of June 30, 2015.

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

Series 22

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 22 reflects a net loss from Operating Partnerships of $(55,730) and $(75,543), respectively, which includes depreciation and amortization of $154,307 and $247,965, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred their respective interests in Birch Ridge Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,661,182 and cash proceeds to the investment partnerships of $231,966 and $214,257 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,263 and $1,167 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $230,703 and $213,090 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $230,703 and $213,090 for Series 22 and Series 23, respectively, as of September 30, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $693 for Series 22 was recorded as gain on the sale of the Operating Partnership as of September 30, 2015.

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

Elks Tower Limited Partnership

Series 23

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 23 reflects a net loss from Operating Partnerships of $(164,671) and $(128,684), respectively, which includes depreciation and amortization of $452,570 and $481,712, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred their respective interests in Birch Ridge Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,661,182 and cash proceeds to the investment partnerships of $231,966 and $214,257 for Series 22 and Series 23, respectively. Of the total proceeds received, $1,263 and $1,167 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $230,703 and $213,090 for Series 22 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $230,703 and $213,090 for Series 22 and Series 23, respectively, as of September 30, 2015. In addition, equity outstanding for the Operating Partnership in the amount of $693 for Series 22 was recorded as gain on the sale of the Operating Partnership as of September 30, 2015.

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

Colonna Redevelopment Company

Village Woods Estates, L.P.

Series 24

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 24 reflects a net loss from Operating Partnerships of $(117,705) and $(131,424), respectively, which includes depreciation and amortization of $205,103 and $247,426, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 25 reflects a net loss from Operating Partnerships of $(30,443) and $(55,989), respectively, which includes depreciation and amortization of $116,496 and $154,334, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 26

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 26 reflects a net loss from Operating Partnerships of $(344,264) and $(468,268), respectively, which includes depreciation and amortization of $484,378 and $738,393, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Series 27

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 27 reflects a net loss from Operating Partnerships of $(13,190) and $(114,862), respectively, which includes depreciation and amortization of $656,723 and $713,428, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 28 reflects a net loss from Operating Partnerships of $(310,794) and $(383,626), respectively, which includes depreciation and amortization of $507,429 and $930,537, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2016, the investment general partner transferred its interest in Terraceview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $535,454 and cash proceeds to the investment partnership of $182,521. Of the total proceeds received, $2,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $175,521 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of December 31, 2015 and 2014, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 29 reflects a net loss from Operating Partnerships of $(294,167) and $(625,389), respectively, which includes depreciation and amortization of $397,214 and $1,215,896, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appeared that the operating general partner had been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the investment limited partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge counsel for the plaintiff filed a motion in Missouri Court in October 2014 to record the aforementioned judgment and lift the stay. On January 6, 2015, the defendant's counsel confirmed that it was not contesting the judgment and motion to lift the stay. Consequently, the judgement and order to lift the stay were finally approved by the Missouri Court in late February 2015. As a result, the defendant began to provide piecemeal information on its current financial situation to the investment general partner in March and April 2015. This led investment general partner to conclude that the guarantor had the financial wherewithal to pay some portion of the judgement amount. In mid-July 2015, the Missouri court issued an ordered for non-binding mediation to both the plaintiff and the defendant. The mediation conference took place on September 10, 2015 and a settlement was agreed to at $275,000. Full payment is to be made by the defendant on or before January 30, 2016 to conclude this matter. As of December 31, 2015, $50,000 of the settlement amount had been paid.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 30 reflects a net loss from Operating Partnerships of $(168,445) and $(384,940), respectively, which includes depreciation and amortization of $363,534 and $662,354, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2015 the investment general partner transferred its interest in West Swanzey Affordable Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,570 and cash proceeds to the investment partnership of $45,233. Of the total proceeds received, $30,240 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,993 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $11,993 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 31 reflects a net loss from Operating Partnerships of $(386,484) and $(426,309), respectively, which includes depreciation and amortization of $898,755 and $1,874,447, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the investment general partner transferred its interest in Montfort Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,647,963 and cash proceeds to the investment partnership of $1,048,605. Of the total proceeds received, $6,075 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $1,042,530 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,042,530 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Mesquite Trails Apartments

Riverbend Housing Associates, LP

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

Series 32

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2015, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2015 and 2014, Series 32 reflects a net loss from Operating Partnerships of $(553,720) and $(848,401), respectively, which includes depreciation and amortization of $982,552 and $1,518,849, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. During the third quarter, the operating general partner requested approval from the special limited partner to change the management company effective November 1, 2015. The special limited partner approved the request on September 16, 2015. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The fifteen year low income housing tax credit compliance period expired on December 31, 2015.

In August 2015, the operating general partner of Pearl Partners, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2015. The sales price of the property was $10,245,000, which included the outstanding mortgage balance of approximately $7,762,016 and cash proceeds to the investment partnership of $832,886. Of the total proceeds received by the investment partnership, $7,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $825,886 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $825,886 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Indiana Development Limited Partnership

Series 33

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 33 reflects a net loss from Operating Partnerships of $(114,944) and $(260,414), respectively, which includes depreciation and amortization of $315,110 and $677,718, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property continues to operate below breakeven in 2015 due to high maintenance and utility expenses. The investment limited partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expired on December 31, 2015.

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

Series 34

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 34 reflects a net loss from Operating Partnerships of $(163,396) and $(396,493), respectively, which includes depreciation and amortization of $549,519 and $1,126,273, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 35 reflects a net loss from Operating Partnerships of $(124,874) and $(241,677), respectively, which includes depreciation and amortization of $706,801 and $1,066,886, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2016 the investment general partner transferred its interest in Riverwalk Apartment Homes, Phase II LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $287,847 and cash proceeds to the investment partnership of $537,353. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $532,353 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 36

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 36 reflects a net loss from Operating Partnerships of $(294,566) and $(407,327), respectively, which includes depreciation and amortization of $645,000 and $697,265, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2015 the investment general partner 36 transferred its interest in Riverview Bend LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,145,000 and cash proceeds to the investment partnership of $566,354. Of the total proceeds received, $13,243 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $553,111 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $553,111 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Nowata Village, Limited Partnership

Wingfield Apartments Limited Partnership

Series 37

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 37 reflects a net loss from Operating Partnerships of $(472,355) and $(811,631), respectively, which includes depreciation and amortization of $851,138 and $1,152,618, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP (Stearns Assisted Housing) is a 20-unit senior property in Millinocket, ME. The property continues to operate below breakeven in 2015 due to high maintenance and utility expenses. The investment general partner will continue to work with management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period with respect to Stearns Assisted Housing Associates expired on December 31, 2015.

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

From inception through December 30, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,664,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the fourth quarter of 2015, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

Series 38

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2015, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 38 reflects a net loss from Operating Partnerships of $(371,300) and $(300,854), respectively, which includes depreciation and amortization of $753,870 and $760,700, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 39 reflects net loss from Operating Partnerships of $(301,029) and $(299,583), respectively, which includes depreciation and amortization of $550,791 and $584,386, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In November 2014, the investment general partner transferred 50% of its interest in Gouverneur Senior Housing Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $529,091 and cash proceeds to the investment partnership of $34,999. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,999 were returned to cash reserves held by Series 39. The remaining 50% investment limited partner interest in the Operating Partnership was transferred on December 1, 2015 for the assumption of approximately $592,091 of the remaining outstanding mortgage balance and nominal consideration. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $29,999 as of December 31, 2014.

Series 40

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2015, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 40 reflects a net loss from Operating Partnerships of $(413,101) and $(416,105), respectively, which includes depreciation and amortization of $953,070 and $1,017,484, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through December 31, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,664,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the fourth quarter of 2015, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

Arbors at Ironwood II LP (Arbors at Ironwood Apartments II) is a 40-unit family property in Mishawaka, IN. The property began operating below breakeven in 2012 due to increased operating expenses and high real estate taxes. High maintenance expenses have been an issue due to the age of the property. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Arbors at Ironwood II, L.P. expires on December 31, 2016.

Capitol Five Limited Partnership (Mason's Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. Due to low occupancy and high operating expenses, the property has historically operated below breakeven. However, operations have recently improved to above breakeven because of reduced operating expenses, particular maintenance and administrative costs. The investment general partner will continue to work with the operating general partner and the management company to maintain strong occupancy and reduced operating costs. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Capitol Five Limited Partnership expires on December 31, 2016.

MA NO 2. LLC (Parkview Apartments) is a 25-unit family property located in Springfield, MA. Due to high operating expenses, the property continues to operate below breakeven. The operating deficit is funded by operating advances made by the general partner. The investment general partner will continue to work with the operating general partner and the management company to reduce operating expenses. The operating general partner's operating deficit guarantee expired on December 31, 2006. The 15-year low income housing tax credit compliance period with respect to MA NO 2. LLC expires on December 31, 2016.

In December 2015, the investment general partner transferred its interest in KC Shalom LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $3,145,941 and cash proceeds to the investment partnership of $776,152. Of the total proceeds received, $14,141 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $762,011 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $762,011 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

Series 41

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 41 reflects a net loss from Operating Partnerships of $(125,347) and $(269,883), respectively, which includes depreciation and amortization of $1,072,939 and $1,088,288, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During 2015, the property operated nominally above breakeven due to the management company's success reducing operating expenses compared to expenses incurred during 2014. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expires on December 31, 2016.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

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

Red Hill Apartments I Partnership

Series 42

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 42 reflects a net loss from Operating Partnerships of $(666,245) and $(141,925), respectively, which includes depreciation and amortization of $1,043,723 and $1,246,081, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Partnership II, LP (Wingfield Apartments II) is a 42-unit elderly property in Kinder, LA. The property continues to perform below breakeven due to high operating expenses despite a slight increase in occupancy. The investment general partner will work with the operating general partner and the management company to increase occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2016.

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015 which began providing monthly financial statements in September. Based on monthly financial statements that the new management company has provided since September 2015, it appears that the property is operating above breakeven The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. Through the fourth quarter of 2015 property expenses decreased, total revenues increased, and average occupancy stabilized at 91% resulting in above breakeven operations. The investment general partner will continue to work with the operating general partner and the management company to ensure operations have stabilized. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Natchez Place Apartments II, LP expires on December 31, 2016.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

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

Series 43

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 43 reflects a net loss from Operating Partnerships of $(189,234) and $(260,328), respectively, which includes depreciation and amortization of $1,426,942 and $1,671,650, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments)is a 38-unit property located in Natchez, Mississippi. The property is operating above breakeven in 2015. However, replacement reserve account is underfunded. The investment general partner will continue to work with the operating general partner to improve operations. The mortgage, real estate taxes, insurance, and account payables are all current. The operating deficit guarantee expired in December 2014. The low income housing tax credit compliance period expires on December 31, 2017.

Parkside Plaza LP, (Parkside Apartments) consists of 35 family units located in Harlem, New York. The property operated below breakeven in 2014 due to high operating expenses. It appears that operations have improved to above breakeven in 2015. During the third quarter of 2015, the operating general partner requested approval from the special limited partner to change the management company effective November 1, 2015. The special limited partner approved the request on September 16, 2015. The investment limited partner will continue to work with Management and the operating general partner to improve operations. The operating general partner's operating deficit guarantee expired in June 2007. The 15-year low income housing tax credit compliance period expired on December 31, 2015.

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

In July 2015, the investment general partner transferred its interest in AP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,480,510 and cash proceeds to the investment partnership of $575,871. Of the total proceeds received, $9,415 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $566,456 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $566,456 as of September 30, 2015.

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

Series 44

As of December 31, 2015 and 2014, the average Qualified Occupancy was 100%. The series had a total of 8 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 44 reflects a net loss from Operating Partnerships of $(332,405) and $(286,253), respectively, which includes depreciation and amortization of $1,155,858 and $1,144,382, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it is the third party property management company and the investment general partner who are directing property operations. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner through the remainder of the fourth quarter of 2015. Since November 2015, mortgage payments have not been made by the Operating Partnership. On December 8, 2015, the lender issued a default notice declaring an event of default and accelerating payment of the mortgage principal balance. The foreclosure of the property is expected to occur in 2016 resulting in estimated tax credit recapture cost and interest penalty of $772,789 which is equivalent to recapture and interest of $286 per 1,000 BACs. Note that the 15-year low income housing tax credit compliance period for Families First II expires on December 31, 2018.

Series 45

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 45 reflects a net loss from Operating Partnerships of $(373,128) and $(632,794), respectively, which includes depreciation and amortization of $1,507,456 and $1,515,556 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through December 31, 2015, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,664,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the fourth quarter of 2015, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property is operating at breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority's workout plan. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

Series 46

As of December 31, 2015 and 2014, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2015, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2015 and 2014, Series 46 reflects a net loss from Operating Partnerships of $(320,998) and $(693,766), respectively, which includes depreciation and amortization of $1,078,387 and $1,062,168, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs caused by heavy rains and resulting erosion repairs the property operated below breakeven during 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

Deer Meadow Apartments, LP (Deer Meadow Apartments) is a 24-unit property in Tishomingo, OK. Due to fluctuating low occupancy and high operating expenses in 2014, the property operated below breakeven. It appears that operations have improved to above breakeven status in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired on January 1, 2009. The 15-year low income housing tax credit compliance period with respect to Deer Meadow Apartments, LP expires on December 31, 2018.

Jacksonville Square Ltd (Jacksonville Square Apartments) is a 44-unit family property in Jacksonville, TX. The property is operating at breakeven due to high operating expenses despite an increase to occupancy. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs and maintain the increase in occupancy. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property continues to operate above breakeven due to increased occupancy and income. The investment general partner continues to work with the operating general partner and the management company to monitor operations. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2015 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 12, 2016		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 12, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 12, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.