Form 10-K
period 2016-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2016-06-23
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016 or

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2016

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2016, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2016 the Fund had invested in 4 Operating Partnerships on behalf of Series 20, 2 Operating Partnership on behalf of Series 21, 3 Operating Partnerships on behalf of Series 22, 6 Operating Partnerships on behalf of Series 23, 6 Operating Partnerships on behalf of Series 24, 4 Operating Partnerships on behalf of Series 25, 14 Operating Partnerships on behalf of Series 26, 7 Operating Partnerships on behalf of Series 27, 6 Operating Partnerships on behalf of Series 28, 8 Operating Partnerships on behalf of Series 29, 8 Operating Partnerships on behalf of Series 30, 17 Operating Partnerships on behalf of Series 31, 10 Operating Partnerships on behalf of Series 32, 5 Operating Partnerships on behalf of Series 33, 7 Operating Partnerships on behalf of Series 34, 6 Operating Partnerships on behalf of Series 35, 7 Operating Partnerships on behalf of Series 36, 6 Operating Partnerships on behalf of Series 37, 8 Operating Partnerships on behalf of Series 38, 7 Operating Partnerships on behalf of Series 39, 14 Operating Partnerships on behalf of Series 40, 18 Operating Partnerships on behalf of Series 41, 15 Operating Partnerships on behalf of Series 42, 19 Operating Partnerships on behalf of Series 43, 8 Operating Partnerships on behalf of Series 44, 28 Operating Partnerships on behalf of Series 45 and 15 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 258 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Concordia Manor I	St. Croix, VI	22	$1,344,094	8/94	7/95	100%	$490,034

Fairoaks Lane Apts.	Rincon, GA	44	1,305,299	7/94	5/95	100%	339,284

Kristine Apartments	Bakersfield, CA	60	656,345	10/94	10/94	100%	311,675

Riverview Apartments	Franklinton, LA	47	1,521,835	4/94	10/94	100%	370,000

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Havelock Manor Apts.	Havelock, NC	60	$1,641,081	12/94	10/95	100%	$347,557

Liveoak Village	Union Springs, AL	24	688,620	10/94	7/95	100%	176,953

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Concordia Manor II	St. Croix, VI	20	$1,378,829	1/95	11/95	100%	$259,444

Concordia Manor III	St. Croix, VI	20	1,350,117	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,147,495	1/95	6/95	100%	232,722

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Concordia Manor II	St. Croix, VI	20	$1,378,829	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,350,117	2/95	12/95	100%	264,007

Colonna House	Hempstead, NY	37	59,863	5/95	5/95	100%	1,551,605

Ithaca Apts. I	Ithaca, MI	28	449,026	11/95	7/95	100%	164,008

La Pensione K Apts.	Sacramento, CA	129	1,887,192	9/95	12/96	100%	2,650,580

Mid City Apartments	Jersey City, NJ	58	2,219,350	9/95	6/94	100%	113,679

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Autumn Ridge Apartments	Shenandoah, VA	34	$1,425,124	7/96	1/97	100%	$319,466

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

New Hilltop Apartments	Laurens, SC	72	1,346,150	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	75,852	12/96	9/96	100%	217,266

Shadowcreek Apartments	Overton, NV	24	1,132,588	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,131,239	11/95	9/95	100%	269,867

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Dunlap Acres	West Point, MS	50	$667,704	9/96	4/96	100%	$522,160

Hannah Heights Apts.	Ethel, MS	28	750,550	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	770,347	5/96	11/96	100%	270,132

Shannon Rentals	Shannon, MS	48	1,157,526	4/96	1/97	100%	324,990

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Brookhaven Apts.	Shrevport, LA	35	$926,830	2/97	1/97	100%	$726,113

Devonshire II Apts.	London, OH	28	636,843	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	432,717	1/97	1/97	100%	126,983

Hanover Apts.	Ashland, VA	40	1,178,671	11/97	4/98	100%	295,538

Holly Heights Apts.	Bowling Green, KY	30	827,890	5/97	8/97	100%	362,738

Lauderdale County Properties	Meriden, MS	48	711,874	12/98	5/99	100%	444,136

Maxton Green Apts.	Maxton, NC	32	839,640	9/96	12/96	100%	263,281

Mason Manor Apts.	Mason, TN	24	857,794	2/96	1/96	100%	229,775

New Hope Bailey Apts.	De Ridder, LA	40	728,444	8/96	9/96	100%	758,620

Southwind Apts. A LDHA	Jennings, LA	36	741,422	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	617,114	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	989,251	10/96	2/97	100%	292,587

Warrensburg Heights	Warrensburg, MO	28	1,008,675	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	862,898	8/96	10/96	100%	265,020

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Angelou Court Apts.	New York, NY	23	$690,000	10/97	8/99	100%	$1,791,275

Canisteo Manor	Canisteo, NY	24	870,338	4/98	4/98	100%	621,857

Forest Glen At Sulluy Station Phase II Atps.	Centreville, VA	119	4,787,556	8/96	6/97	100%	1,362,808

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,483,682	5/00	5/00	100%	610,365

Summer Hill Sr. Apts.	Wayne, NJ	164	6,289,253	11/96	4/98	100%	2,337,000

Sunday Sun Apts.	Bowling Green, KY	30	666,600	10/96	12/96	100%	714,938

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Cottonwood Apts.	Holly Grove, AR	24	$777,087	2/97	4/97	100%	$254,856

Fairway Apts. II	Marlette, MI	48	720,620	12/96	3/97	100%	255,353

Jackson Place Apts.	Jackson, LA	40	871,317	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,065,275	3/98	8/98	100%	922,119

Southern Villa Apts.	Russellville, KY	32	1,246,923	11/97	4/98	100%	323,500

Senior Suites of Chicago	Chicago, IL	84	3,857,702	12/97	12/98	100%	3,208,112

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Colonial Apts.	Poplarville, MS	16	$364,279	10/97	7/97	100%	$86,039

Emerald Trace Apts.	Ruston, LA	48	1,206,787	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,255,073	3/97	9/98	100%	1,856,539

Harbor Pointe Apts.	Benton Harbor, MI	84	1,192,303	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	714,500	2/97	7/97	100%	697,511

Palmetto Place Apts.	Benton, LA	40	1,201,621	10/98	4/99	100%	1,153,878

Regency Apts.	Poplarville, MS	16	419,920	10/97	7/97	100%	102,419

Westfield Apts.	Welsh, LA	40	697,771	11/97	8/98	100%	918,605

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Emerald Trace II Apts	Ruston, LA	24	$211,336	7/98	12/98	100%	$717,594

Farewell Mills Apts.	Lisbon, ME	27	740,796	8/97	3/98	100%	662,864

Lakewood Apts.	Clarksville, VA	52	1,449,362	3/98	10/99	100%	394,349

New River Gardens	Radford, VA	48	1,353,616	10/98	5/99	100%	637,321

Northgate Apts.	Bryant, AR	20	539,523	4/99	11/99	100%	834,557

Pine Forest Apts.	Dahlgren, VA	40	1,742,720	3/98	2/99	100%	503,181

Western Trails Apts.	Council Bluffs, IA	30	736,809	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	596,410	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Canton Manor Apts.	Canton, MS	32	$709,980	11/97	7/98	100%	$271,306

Canton Village Apts.	Canton, MS	42	1,012,851	11/97	7/98	100%	363,557

Eagles Ridge Terrace	Decatur, TX	89	1,436,468	12/97	5/98	100%	467,063

Elmwood Apts.	Ellisville, MS	32	525,958	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	669,378	3/98	2/99	100%	183,711

Henderson Terrace Apts.	Bridgeport, TX	24	412,375	11/97	9/98	100%	120,846

Madison Height Apts.	Canton, MS	80	2,025,440	11/97	7/98	100%	786,614

Lakeview Court	City of Little Elm, TX	24	351,886	11/97	1/99	100%	83,390

Mesquite Trails	Jacksboro, TX	35	540,207	11/97	11/98	100%	193,766

Nottoway Manor	Blackstone, VA	28	797,042	3/98	4/99	100%	214,977

Park Ridge Apts.	McKee, KY	22	822,152	10/97	5/98	100%	338,464

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Pilot Point Apts.	Pilot Point, VA	40	$606,672	11/97	2/99	100%	$142,680

Roth Village	Mechanicsburg, PA	61	1,544,531	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	769,459	11/97	7/98	100%	282,525

Silver Creek Apts.	Flat Rock, MI	112	2,899,651	3/98	8/99	100%	4,535,381

Springs Manor Apts.	Rawls Spring, MS	32	760,618	12/97	6/98	100%	328,693

Western Hills Apts.	Ferris, TX	16	364,846	5/00	9/00	100%	$91,419

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Cogic Village Apts.	Benton Harbor, MI	136	$2,030,971	4/98	7/99	100%	$6,669,762

Courtside Apts.	Cottonwood, AZ	44	664,720	6/98	7/98	100%	1,667,188

Clear Creek Apts.	N. Manchester, IN	64	1,166,704	7/98	9/99	100%	2,112,665

Columbia Luxar	Dallas, TX	125	2,849,752	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	678,838	6/98	12/99	100%	2,911,900

Parkside Plaza Apts	New York, NY	39	1,295,764	7/99	5/01	100%	2,931,239

Rose Villa Apts.	Ganado, TX	8	134,926	5/01	11/01	100%	51,582

Pecan Manor Apts.	Natchitoches, LA	40	697,499	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	714,633	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	553,283	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Columbia Luxar	Dallas, TX	125	$2,849,752	8/98	12/99	100%	$3,947,106

Harbor Pointe	Benton Harbor, MI	84	1,192,303	1/99	10/99	100%	1,157,091

Northrock Apts.	Topeka, KS	76	1,483,682	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,176,060	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Abby Ridge Apts.	Elizabethtown, KY	24	$286,215	2/00	1/00	100%	$1,577,723

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	252,675	1/99	12/99	100%	1,829,040

Hillside Club Apts.	Bear Creek Township, MI	56	1,950,000	10/98	12/99	100%	2,097,333

Kerrville Meadows Apts.	Kerrville, TX	72	1,191,737	11/98	4/00	100%	2,335,827

Northwood Homes	Leitchfield, KY	24	514,537	4/99	6/99	100%	1,185,712

Romeo Village Apts.	Montour Falls, NY	24	998,651	10/98	4/99	100%	753,362

Washington Courtyards	Houston, TX	74	2,039,668	8/99	8/00	100%	1,448,573

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Autumn Park	Dickson, TN	104	$3,043,503	4/99	12/99	100%	$1,637,797

Columbia Woods Townhomes	Newman, GA	120	3,659,531	10/00	6/02	100%	1,310,103

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,527,459	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	1,085,007	3/99	3/00	100%	1,067,950

Washington Courtyards	Houston, TX	74	2,039,668	8/99	8/00	100%	606,140

Wedgewood Park Apts.	Evans, GA	180	4,320,936	12/99	8/00	100%	3,551,820

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Ashton Ridge	Jackson, MI	144	$2,317,633	2/00	12/00	100%	$1,430,296

Paris Place	Paris, KY	32	1,004,717	6/00	9/00	100%	930,412

Senior Suites Of Chicago Washington Heights	Chicago, IL	85	3,430,573	12/99	11/00	100%	2,243,090

Valleyview Estates Apts.	Branson West, MO	32	259,710	11/99	5/00	100%	1,306,789

Wedgewood Park Apts.	Evans, GA	180	4,320,936	12/99	8/00	100%	3,551,820

Willowbrook Apts.	Lafayette, LA	40	675,193	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	629,250	6/99	7/99	100%	1,645,817

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Ashton Ridge Apts.	Jackson, MS	144	$2,317,633	02/00	12/00	100%	$6,003,938

Baldwin Villas	Pontiac, MI	65	4,901,317	10/99	7/01	100%	1,678,972

Columbia Woods Townhomes	Newnan, GA	120	3,659,531	10/00	6/02	100%	3,285,137

Senior Suites of Washington Heights	Chicago, IL	85	3,430,573	12/99	11/00	100%	2,243,090

Silver Pond Apts.	Wallingford, CT	160	2,805,149	6/00	12/01	100%	1,563,634

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Andover Crossing Apts.	Andover, KS	80	$2,173,355	5/00	12/00	100%	$1,772,874

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	2,112,452	12/00	10/01	100%	3,512,499

Columbia Creek Apts.	Woodstock, GA	172	4,632,235	8/01	11/01	100%	2,795,601

Hammond Place Apts.	Hammond, LA	40	406,483	3/00	4/00	100%	1,706,341

Shoreham Apts.	Houston, TX	120	2,854,155	4/00	7/01	100%	6,138,485

Vanderbilt Apts.	Edna, TX	12	225,222	5/01	10/01	100%	104,181

Whitley Park Apts.	Whitley City, KY	21	840,876	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	574,639	3/00	5/00	100%	1,247,680

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Arbors at Eagle Crest Apts.	Mount Pleasant, MI	120	$2,112,452	12/00	10/01	100%	$3,512,499

Austin Acres Apts.	Hopkinsville, KY	32	758,217	11/00	9/01	100%	1,275,155

Columbia Creek Apts.	Woodstock, GA	172	4,632,235	8/01	11/01	100%	2,909,708

Daystar Village Apts.	Bowling Green, KY	32	634,145	2/01	1/01	100%	1,113,443

Hillview Apts.	Leitchfield, KY	34	771,839	5/01	12/01	100%	327,226

Tally-Ho Apts.	Campti, CA	26	488,548	6/01	12/01	100%	485,057

Timber Trails Apts.	Pineville, LA	32	717,422	6/01	7/01	100%	499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Baldwin Villas Apts.	Pontiac, MI	65	$4,901,317	8/01	7/01	100%	$344,405

Carlyle Apts.	Aberdeen, SD	44	380,408	2/01	6/01	100%	1,359,155

Center Place Apts.	Center, TX	32	702,881	08/01	10/01	100%	428,835

Eagle Lake Gardens Apts.	Azle, TX	60	954,284	10/01	5/02	100%	666,179

Londontown Homes Apts.	London, KY	24	395,298	2/01	6/01	100%	1,836,027

Mason's Point Apts.	Hopkinsville, KY	41	1,207,740	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,547,182	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	1,784,323	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,137,772	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,058,342	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	280,482	09/01	10/01	100%	1,372,208

Southbrook Humes Apts.	Kily, KY	24	342,172	04/01	11/01	100%	1,866,896

Springfield Crossing	Springfield, VA	347	23,895,048	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,191,403	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Bienville Apts.	Ringhold, LA	32	$693,319	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	948,298	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	968,245	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	936,842	5/02	1/02	100%	514,844

Franklin Green	Franklin Grove, IL	12	301,070	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,403,427	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	6,705,898	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	11,951,167	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,547,182	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	343,345	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	600,343	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	440,669	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	752,548	11/01	6/01	100%	502,692

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Sandalwood Apartments	Toppenish, WA	20	$944,714	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,395,687	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	23,895,048	6/02	10/01	100%	878,352

Sunshine Village Apts.	Elizabethtown, KY	32	700,916	3/02	8/02	100%	1,277,070

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Bellamy Mills Apartments	Dover, NH	30	$1,250,714	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	940,350	4/02	3/03	100%	505,416

Chester Townhouses Phase II	Chester, SC	52	1,887,470	4/06	12/06	100%	421,158

Dorchester Apartments	Port Huron, MI	131	4,074,389	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,403,427	4/02	10/02	100%	1,731,786

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	6,705,898	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,224,509	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	11,951,167	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Natchez Place Apartments	Natchez, MS	32	$739,977	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	75,852	4/03	12/96	100%	24,330

Park Plaza IV	West Memphis, AR	24	601,471	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,265,275	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,603,438	3/02	8/02	100%	672,589

Wingfield Apartments II	Kinder, LA	42	222,478	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Alexander Mill Apartments	Lawrenceville,GA	224	$11,300,000	12/02	1/03	100%	$1,854,189

Bohannon Place Apts.	Bowling Green, KY	12	203,998	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,307,639	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,130,665	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,887,470	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	56,915	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	4,074,389	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,398,594	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	623,101	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	6,705,898	12/02	11/02	100%	2,654,279

Lakewood Apartments	Saranac, MI	24	758,554	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,214,278	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	1,881,152	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Parkside Plaza Apartments	New York, NY	34	$1,295,764	1/04	5/01	100%	$21,847

Parkside Apartments	Coleman, MI	40	641,897	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	628,768	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	866,672	9/02	3/03	100%	687,978

Stottville Court Apartments	Stockport, NY	28	1,091,771	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	755,709	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Alexander Mills Apts.	Lawrenceville, GA	224	$11,300,000	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	3,746,342	2/03	3/03	100%	1,526,951

Families First II	W. Memphis, AR	66	2,095,027	5/03	6/04	100%	2,005,916

Northrock Apts. III	Topeka, KS	32	824,379	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,336,102	10/03	9/03	100%	2,483,087

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,226,934	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	12,848,835	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,670,318	4/03	10/03	100%	1,568,815

**	3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Baldwin Villas Apts.	Pontiac, MI	65	$4,901,317	12/03	6/01	100%	$106,137

Bartlett Bayou	Pascagoula, MS	48	808,331	7/03	9/05	100%	2,675,101

Breezewood Villas II	Frederiksted, VI	12	940,350	12/03	3/03	100%	53,729

Brookside Square	Boykins, VA	32	1,172,481	7/03	8/04	100%	743,039

Dawn Springs Villa	London, KY	24	450,655	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	610,573	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	693,171	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,403,427	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	181,632	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	1,931,143	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	1,972,903	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	732,629	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	581,492	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	834,126	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	580,541	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2016

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

London Village	London, KY	32	$499,444	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,198,949	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	781,424	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	877,014	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	659,641	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,355,019	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	3,179,335	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,172,809	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	956,189	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	672,394	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,414,859	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	4,060,143	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2016

Property Name	Location	Units	Mortgage Balance as of 12/31/15	Acq Date	Const Comp	Qualified Occupancy 3/31/16	Cap Con paid thru 3/31/16

Bartlett Bayou Apartments	Pascagoula, MS	48	$808,331	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	694,146	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,091,368	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,442,912	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,022,469	11/03	7/04	100%	621,519

Kensington Heights Apts.	Kansas City, MO	126	4,274,563	10/03	10/04	100%	2,375,770

Kimberly Place Apartments	Danbury, CT	117	6,323,566	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	909,852	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,402,619	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	700,840	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,313,648	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	440,105	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	679,114	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,128,890	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	939,395	1/04	1/04	100%	341,377

37

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item	5.	Market for the Fund's Limited Partnership Interests, Related Partner Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
As of March 31, 2016, the Fund has 41,959 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,257 investors holding 3,866,700 BACs, Series 21 consists of 1,141 investors holding 1,892,700 BACs, Series 22 consists of 1,603 investors holding 2,564,400 BACs, Series 23 consists of 2,092 investors holding 3,336,727 BACs, Series 24 consists of 1,270 investors holding 2,169,878 BACs, Series 25 consists of 1,729 investors holding 3,026,109 BACs, Series 26 consists of 2,265 investors holding 3,995,900 BACs, Series 27 consists of 1,297 investors holding 2,460,700 BACs, Series 28 consists of 1,993 investors holding 4,000,738 BACs, Series 29 consists of 2,190 investors holding 3,991,800 BACs, Series 30 consists of 1,318 investors holding 2,651,000 BACs, Series 31 consists of 2,028 investors holding 4,417,857 BACs, Series 32 consists of 2,218 investors holding 4,754,198 BACs, Series 33 consists of 1,218 investors holding 2,636,533 BACs, Series 34 consists of 1,673 investors holding 3,529,319 BACs, Series 35 consists of 1,652 investors holding 3,300,463 BACs, Series 36 consists of 1,000 investors holding 2,106,838 BACs, Series 37 consists of 1,113 investors holding 2,512,500 BACs, Series 38 consists of 1,179 investors holding 2,543,100 BACs, Series 39 consists of 974 investors holding 2,292,151 BACs, Series 40 consists of 1,080 investors holding 2,630,256 BACs, Series 41 consists of 1,345 investors holding 2,891,626 BACs, Series 42 consists of 1,200 investors holding 2,744,262 BACs, Series 43 consists of 1,628 investors holding 3,637,987 BACs, Series 44 consists of 1,281 investors holding 2,701,973 BACs, Series 45 consists of 1,812 investors holding 4,014,367 BACS and Series 46 consists of 1,403 investors holding 2,980,998 BACS at March 31, 2016

	(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2016.

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

During the year ended March 31, 2016 the Fund made a return of equity distribution to Series 24 limited partners in the amount of $604,486. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2016 the Fund made a return of equity distribution to Series 25 limited partners in the amount of $3,382,746. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2016 the Fund made a return of equity distribution to Series 26 limited partners in the amount of $2,190,980. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2016 the Fund made a return of equity distribution to Series 28 limited partners in the amount of $6,191,069. The distribution was the result of proceeds available from the sale of Operating Partnerships.

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

During the fiscal year ended March 31, 2016, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2016, 20 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2016, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2016, 12 of the properties has been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2016, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2016, 26 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2016, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2016, 16 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2016, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2016, 18 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2016, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2016, 18 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2016, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2016, 31 of the properties have been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2016, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2016, 9 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2016, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2016, 20 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2016, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2016, 14 of the properties has been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of March 31, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2016, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2016, 12 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $105,139 as of March 31, 2016. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2016, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2016, 10 of the properties have been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2016. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2016, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. As of March 31, 2016, proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2016, 7 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of March 31, 2016. The remaining contributions will be released when Operating Partnership have achieved the conditions set forth its partnership agreement.

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

During the fiscal year ended March 31, 2016, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2016, 5 of the properties have been disposed of and 5 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2016. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2016, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2016, 7 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2016, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2016, 5 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2016, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2016, 4 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2016, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2016, 1 of the properties has been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2016, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2016, 2 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2016, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2016, 2 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2016, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2016, 2 of the properties have been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2016, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2016, 5 of the properties have been disposed of and 18 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2016, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2016, 8 of the properties has been disposed of and 15 remain. The Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2016, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2016, 4 of the properties has been disposed of and 19 remain. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of March 31, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2016, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2016, 2 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2016, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2016, 3 of the properties has been disposed of and 28 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2016, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082, and the Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2016 and 2015 was $3,064,018 and $3,348,748, respectively.

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

(Series 20). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 Operating Partnerships at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(283,085) and $1,275,449, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(66,671) and $88,834, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

(Series 21). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $1,045,858 and $(160,636), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $279,798 and $(46,655), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In June 2015, the investment general partner transferred its interest in Centrum – Fairfax Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,185,225 and cash proceeds to the investment partnership of $331,096. Of the total proceeds received, $8,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $323,096 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $323,096 as of June 30, 2015.

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

(Series 22). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had total of 3 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $530,470 and $398,002, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $178,017 and $100,765, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In August 2014, the operating general partner of Kimbark 1200 Associates Limited Partnership entered into an agreement to sell the property to a third-party buyer and the transaction closed on December 12, 2014. The sales price of the property was $3,400,000, which included the outstanding mortgage balance of approximately $1,773,796 and cash proceeds to the investment partnerships of $162,866 and $488,596 for Series 22 and Series 23, respectively. Of the total proceeds received by the investment partnerships, $19,500 and $58,500 for Series 22 and Series 23, respectively, represents reporting fees due to an affiliate of the investment partnerships. Of the remaining proceeds, $1,250 and $3,750 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $142,116 and $426,346 for Series 22 and Series 23, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $142,116 and $426,346, for Series 22 and Series 23, respectively, as of December 31, 2014.

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

In February 2016, the investment general partner transferred its interest in Elks Tower Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $583,910 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $3,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $6,500 were returned to cash reserves held by Series 22. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $6,500 as of March 31, 2016. In addition, equity outstanding for the Operating Partnership in the amount of $8,659 was recorded as gain on the sale of the Operating Partnership as of March 31, 2016.

(Series 23). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $152,424 and $868,095, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $168,719 and $430,054, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In August 2014, the operating general partner of Kimbark 1200 Associates Limited Partnership entered into an agreement to sell the property to a third-party buyer and the transaction closed on December 12, 2014. The sales price of the property was $3,400,000, which included the outstanding mortgage balance of approximately $1,773,796 and cash proceeds to the investment partnerships of $162,866 and $488,596 for Series 22 and Series 23, respectively. Of the total proceeds received by the investment partnerships, $19,500 and $58,500 for Series 22 and Series 23, respectively, represents reporting fees due to an affiliate of the investment partnerships. Of the remaining proceeds, $1,250 and $3,750 for Series 22 and Series 23, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $142,116 and $426,346 for Series 22 and Series 23, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $142,116 and $426,346, for Series 22 and Series 23, respectively, as of December 31, 2014.

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

In February 2016, the investment general partner transferred its interest in Village Woods Estates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,458,813 and cash proceeds to the investment partnership of $40,000. Of the total proceeds received, $8,030 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $31,970 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $31,970 as of March 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Colonna Redevelopment Company

(Series 24). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $51,846 and $85,154, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015 the net income (loss) of the Series was $27,462 and $191,861, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership’s cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves. On August 18, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership’s final reconciliation of cash in the amount of $16,675 and $8,325 for Series 24 and Series 42, respectively, which were returned to the cash reserves.

(Series 25). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(133,393) and $(87,990), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(33,376) and $1,261,858, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

(Series 26). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $762,538 and $(1,053,955), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(66,471) and $557,776, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

(Series 27). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(545,513) and $(1,215,854), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(152,027) and $49,734, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Angelou Court

(Series 28). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $51,018 and $(4,456,750), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $1,295,112 and $6,008,855, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In January 2016, the investment general partner transferred its interest in Terraceview Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $535,454 and cash proceeds to the investment partnership of $182,521. Of the total proceeds received, $2,000 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $175,521 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $175,521 as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Chandler Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $833,586 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,500 as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Wellston Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $347,986 and cash proceeds to the investment partnership of $10,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $8,000 as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Yale Village Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $183,702 and cash proceeds to the investment partnership of $6,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,500 as of March 31, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

(Series 29). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100% and 99.2%, respectively. The series had a total of 8 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $1,074,818 and $2,810,845, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $355,117 and $44,840, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner has the financial capacity to pay the judgment and penalties that have been awarded to date. Based on information revealed during the deposition, it appeared that the operating general partner had been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the investment limited partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge counsel for the plaintiff filed a motion in Missouri Court in October 2014 to record the aforementioned judgment and lift the stay. On January 6, 2015, the defendant’s counsel confirmed that it was not contesting the judgment and motion to lift the stay. Consequently, the judgement and order to lift the stay were finally approved by the Missouri Court in late February 2015. As a result, the defendant began to provide piecemeal information on its current financial situation to the investment general partner in March and April 2015. This led investment general partner to conclude that the guarantor had the financial wherewithal to pay some portion of the judgement amount. In mid-July 2015, the Missouri court issued an ordered for non-binding mediation to both the plaintiff and the defendant. The mediation conference took place on September 10, 2015 and a settlement was agreed to at $275,000. Full payment of the settlement amount by the defendant was completed in January 2016 to conclude this matter.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

(Series 30). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(1,066,817) and $(529,484), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $191,558 and $(935), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In December 2015 the investment general partner transferred its interest in West Swanzey Affordable Housing Associates LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $601,570 and cash proceeds to the investment partnership of $45,233. Of the total proceeds received, $30,240 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $11,993 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $11,993 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

(Series 31). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $2,141,375 and $(2,605,161), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $1,144,794 and $2,566,425, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

The operating general partner of Level Creek Partners, L.P. entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on March 18, 2015. The sales price of the property was $16,005,000, which included the outstanding mortgage balance of approximately $11,301,146 and cash proceeds to the investment partnership of $2,660,062. Of the total proceeds received by the investment partnership, $2,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,652,562 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $2,652,562 as of March 31, 2015. On September 2, 2015, and February 4, 2016, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $213,572 and $25,086, respectively, which were returned to the cash reserves held by Series 31 and recognized as gain on sale of the Operating Partnership.

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

In November 2015, the operating general partner entered into an agreement to sell Riverbend Housing Associates, LP to a third-party buyer and the transaction closed on March 23, 2016. The sales price of the property was $760,655, which included the outstanding mortgage balance of approximately $660,916 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received by the investment partnership, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $47,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $47,000 as of March 31, 2016

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Mesquite Trails Apartments

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

(Series 32). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $2,065,671 and $(1,789,880), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $615,369 and $(149,466), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Indiana Development Limited Partnership

Parkside Plaza, LP

(Series 33). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(67,573) and $(650,953), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the Series was $1,023,616 and $(32,528), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Stearns Assisted Housing Associates, LP

(Series 34). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $2,386,600 and $(2,138,035), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the Series was $316,271 and $359,261, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In January 2016, the investment general partner transferred its interest in Boerne Creekside Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,796,900 and cash proceeds to the investment partnership of $300,000. Of the total proceeds received, $9,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $291,000 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $291,000 as of March 31, 2016.

In May 2016, the investment general partner transferred its interest in Northwood Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,053 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $27,500 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

(Series 35). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(1,640,437) and $(807,933), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $1,374,252 and $(196,280), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In March 2015, the operating general partner of Mulvane Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 7, 2015. The sales price of the property was $2,800,000, which included the outstanding mortgage balance of approximately $1,186,526 and cash proceeds to the investment partnership of $865,000. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds of approximately $860,000 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $860,000 as of June 30, 2015. On September 9, 2015, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $68,250, which were returned to the cash reserves held by Series 35 and recognized as gain on sale of the Operating Partnership.

In January 2016 the investment general partner transferred its interest in Riverwalk Apartment Homes, Phase II LLC to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $287,847 and cash proceeds to the investment partnership of $537,353. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $532,353 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $532,353 as of March 31, 2016.

(Series 36). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(214,295) and $(707,500), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $444,498 and $(100,022), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In December 2015 the investment general partner transferred its interest in Riverview Bend LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,145,000 and cash proceeds to the investment partnership of $566,354. Of the total proceeds received, $13,243 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $553,111 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $553,111 as of December 31, 2015.

In March 2016, the investment general partner transferred its interest in Nowata Village, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,174,914 and cash proceeds to the investment partnership of $21,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,500 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,500 as of March 31, 2016.

In May 2016, the investment general partner transferred its interest in Paris Place Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,065,498 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,000 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

In May 2016, the investment general partner transferred its interest in Valleyview Estates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $259,710 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,000 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

(Series 37). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $700,086 and $(957,445), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 37 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(161,074) and $(157,664), respectively. The major components of these amounts are the miscellaneous income and the fund management fee.

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

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “First Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Note”) being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the “Second Settlement Agreement”) with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a “confession judgment” issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner. On December 29, 2015, MHT Housing IV, Inc. purchased the Deficiency Note. MHT Housing IV, Inc. is also an affiliate of the operating general partner.

From inception through March 31, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,528,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the first quarter of 2016, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

Stearns Assisted Housing Associates, LP

(Series 38). As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(699,749) and $(536,626), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 38 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(91,569) and $(120,423), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In March 2016, the investment general partner transferred its interest in Bristow Place Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,164,556 and cash proceeds to the investment partnership of $19,538. Of the total proceeds received, $2,326 will bepaid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,212 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,212 as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Cushing Place Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,037,747 and cash proceeds to the investment partnership of $17,662. Of the total proceeds received, $2,453 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,209 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,209 as of March 31, 2016.

(Series 39). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(1,744,129) and $(584,306), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 39 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $49,450 and $(112,061), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In March 2016, the investment general partner transferred its interest in Arbors at Ironwood, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,488,022 and cash proceeds to the investment partnership of $107,668. Of the total proceeds received, $4,894 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $102,774 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $102,774 as of March 31, 2016.

In May 2016, the investment general partner transferred its interest in Hillview, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $771,823 and cash proceeds to the investment partnership of $25,500. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 40). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(1,133,669) and $(771,819), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 40 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $584,797 and $(209,771), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “First Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Note”) being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the “Second Settlement Agreement”) with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a “confession judgment” issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner. On December 29, 2015, MHT Housing IV, Inc. purchased the Deficiency Note. MHT Housing IV, Inc. is also an affiliate of the operating general partner.

From inception through March 31, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,528,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the first quarter of 2016, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

In March 2016, the investment general partner transferred its interest in Arbors at Ironwood II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $742,529 and cash proceeds to the investment partnership of $33,000. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,000 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,000 as of March 31, 2016.

Capitol Five Limited Partnership (Mason’s Points Apartments) is a 41-unit family property in Hopkinsville, Kentucky. Due to low occupancy and high operating expenses, the property has historically operated below breakeven. However, operations have recently improved to above breakeven because of reduced operating expenses, particular maintenance and administrative costs. The investment general partner will continue to work with the operating general partner and the management company to maintain strong occupancy and reduced operating costs. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Capitol Five Limited Partnership expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Capitol Five Limited Partnership subsequent to March 31, 2016.

MA NO 2. LLC (Parkview Apartments) is a 25-unit family property located in Springfield, MA. Due to high maintenance cost (unit turnover and plumbing), the property operated below breakeven in 2015. The operating deficit is funded by operating advances made by the general partner. The investment general partner will continue to work with the operating general partner and the management company to reduce operating expenses. The operating general partner’s operating deficit guarantee expired on December 31, 2006. The 15-year low income housing tax credit compliance period with respect to MA NO 2, LLC expires on December 31, 2016.

In December 2015, the investment general partner transferred its interest in KC Shalom LP to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $3,145,941 and cash proceeds to the investment partnership of $776,152. Of the total proceeds received, $14,141 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $762,011 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $762,011 as of December 31, 2015.

In May 2016, the investment general partner transferred its interest in Londontown Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $385,627 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

(Series 41) As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014, the series, in total, generated $(384,461) and $(400,579), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 41 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2016 and 2015, the net income (loss) of the series was $302,913 and $(246,035), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During 2015, the property operated above breakeven due to the management company’s success reducing operating expenses compared to expenses incurred during 2014. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expires on December 31, 2016.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

In July 2015, the investment general partner transferred its interest in DS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,806,690 and cash proceeds to the investment partnership of $466,222. Of the total proceeds received, $8,782 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $457,440 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $457,440 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Red Hill Apartments I Partnership

(Series 42). As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(903,528) and $(429,225), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.02 and $0.07, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015 Investments in Operating Partnerships for Series 42 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015 the net income (loss) of the series was $3,133,162 and $(56,734), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In November 2014, the operating general partner of Commerce Parkway Limited Dividend Housing Associates approved an agreement to sell the property to a non-affiliated entity and the transaction closed on January 30, 2015. The sales price of the property was $2,000,000, which included the outstanding mortgage balance of approximately $1,313,275 and cash proceeds to the investment partnerships of $208,661 and $104,174 for Series 24 and Series 42, respectively.  Of the total proceeds received by the investment partnerships, $78,039 and $38,961 for Series 24 and Series 42, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale.  Of the remaining proceeds, $3,335 and $1,665 for Series 24 and Series 42, respectively was paid to BCAMLP for expenses related to the sale, which include third party legal costs.  The remaining proceeds from the sale of $127,287 and $63,548 for Series 24 and Series 42, respectively, were returned to cash reserves.  The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $127,287 and $63,548 for Series 24 and Series 42, respectively, as of March 31, 2015. On April 8, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership’s cash in the amount of $80,040 and $39,960 for Series 24 and Series 42, respectively, which was recorded as a receivable as of March 31, 2015 and returned to the cash reserves. On August 18, 2015, the investment partnerships received additional proceeds equal to their share of the Operating Partnership’s final reconciliation of cash in the amount of $16,675 and $8,325 for Series 24 and Series 42, respectively, which were returned to the cash reserves.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015 which began providing monthly financial statements in September. Based on monthly financial statements that the new management company started providing in September 2015, it appears that the property is operated above breakeven the last five months of the year. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

Natchez Place Apartments II, LP (Natchez Place Apartments) is a 32-unit property located in Natchez, Louisiana. Occupancy at the property has improved and expenses have leveled allowing the property to operate at breakeven. The investment general partner will continue to work with the operating general partner and the management company to ensure operations have stabilized. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Natchez Place Apartments II, LP expires on December 31, 2016.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

In July 2015, the investment general partner transferred its interest in CC Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $795,600 and cash proceeds to the investment partnership of $630,264. Of the total proceeds received, $9,755 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $620,509 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $620,509 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in CT Housing Limited Partnership an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,144,603 and cash proceeds to the investment partnership of $852,446. Of the total proceeds received, $11,055 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $841,391 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $841,391 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in HS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,418,804 and cash proceeds to the investment partnership of $513,359. Of the total proceeds received, $9,054 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $504,305 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $504,305 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in SM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,174,506 and cash proceeds to the investment partnership of $560,788. Of the total proceeds received, $9,327 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $551,461 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $551,461 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in TS Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,875,600 and cash proceeds to the investment partnership of $698,864. Of the total proceeds received, $10,160 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $688,704 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $688,704 as of September 30, 2015.

(Series 43) As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(644,934) and $211,222, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.10, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015 Investments in Operating Partnerships for Series 43 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $2,323,909 and $(634,723), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships, the fund management fee and impairment loss.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property operated above breakeven in 2015; however, replacement reserve account is underfunded. The investment general partner will continue to work with the operating general partner to improve operations. The mortgage, real estate taxes, insurance, and account payables are all current. The operating deficit guarantee expired in December 2014. The low income housing tax credit compliance period expires on December 31, 2017.

In July 2015, the investment general partner transferred its interest in AM Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,031,810 and cash proceeds to the investment partnership of $1,168,898. Of the total proceeds received, $12,963 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs, and $2,827 will be applied against outstanding receivables. The remaining proceeds of approximately $1,153,108 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $1,153,108 as of September 30, 2015.

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

In July 2015, the investment general partner transferred its interest in KP Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,576,140 and cash proceeds to the investment partnership of $296,983. Of the total proceeds received, $7,759 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $289,224 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $289,224 as of September 30, 2015.

In July 2015, the investment general partner transferred its interest in SG Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $2,026,283 and cash proceeds to the investment partnership of $492,220. Of the total proceeds received, $8,914 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $483,306 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $483,306 as of September 30, 2015.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LP

(Series 44) As of March 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(1,075,932) and $(1,150,739), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.18 and $0.24, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015 Investments in Operating Partnerships for Series 44 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(323,040) and $(359,371), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships and the fund management fee.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it is the third party property management company and the investment general partner who are directing property operations. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner through the remainder of the fourth quarter of 2015 or during the first quarter of 2016. Since November 2015, mortgage payments have not been made by the Operating Partnership. On December 8, 2015, the lender issued a default notice declaring an event of default and accelerating payment of the mortgage principal balance. On February 10, 2016 the court appointed a receiver to manage the property during the period of time of the judicial foreclosure proceedings. The foreclosure of the property is expected to occur in 2016 resulting in estimated tax credit recapture cost and interest penalty of $772,789 which is equivalent to recapture and interest of $286 per 1,000 BACs. Note that the 15-year low income housing tax credit compliance period for Families First II expires on December 31, 2018.

(Series 45) As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(957,637) and $18,124, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.18 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 45 was $0 and $838,105, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(1,050,682) and $(1,442,530), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee, and impairment losses.

Baldwin Villas Limited Partnership (Baldwin Villas) is a 65-unit property located in Pontiac, MI. This partnership has operated with significant operating deficits for several years due to a lack of rent growth, high operating expenses and high debt service payments. As a result of the ongoing deficits, the partnership has high accounts payable and deferred maintenance issues, is severely delinquent on its real estate tax payments, and was in monetary default of its mortgage payments. On August 30, 2011, Baldwin Villas entered into a settlement agreement (the “First Settlement Agreement”) with the lender resulting in a new mortgage note (the “New Note”) being executed that was guaranteed by the operating general partner and its principals. The Operating Partnership did not make all required payments and was in default under the First Settlement Agreement and New Note. On December 31, 2014, the Operating Partnership entered into a second settlement agreement (the “Second Settlement Agreement”) with the lender. Under terms of the Second Settlement Agreement, the total indebtedness due to the lender, $5,113,317, was bifurcated into two promissory notes, one named the MHT Note for $1,950,000 and one named the Deficiency Note for $3,163,317. The MHT note was purchased by MHT Housing, Inc., an affiliate of the operating general partner, for its face amount, $1,950,000, at the time of closing on the Second Settlement Agreement. Certain loan and title documents were assigned to MHT Housing, Inc., including a “confession judgment” issued by the Circuit Court of Oakland County, MI, which would have allowed the lender after a default of the First Settlement Agreement to immediately appoint a receiver who would have had the authority to sell the property. Also, the lender agreed to accept $1,950,000 as full payment over time for the Deficiency Note as long as required interest and quarterly principal payments are made when due. The principals of the operating general partner pledged their economic interests in several real estate partnerships to the lender as security for the Deficiency Note. Furthermore, in the case of a default under the Deficiency Note, the lender still retains its rights including the pursuit of a foreclosure action. The Second Settlement agreement was executed without the knowledge or consent of the investment general partner. On December 29, 2015, MHT Housing IV, Inc. purchased the Deficiency Note. MHT Housing IV, Inc. is also an affiliate of the operating general partner.

From inception through March 31, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,528,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the first quarter of 2016, this sales program had not commenced. Note that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015.

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

Farmington Associates I, L.P. (Orchard View Apartments) is a 40-unit family property in Farmington, MO. The property previously had low economic occupancy due to new competition in the immediate area. The investment general partner continued to work with the operating general partner and the management company to monitor and improve operations. Upon review of the 2015 audit, both occupancy and operations improved to above breakeven status. Operations remain above breakeven in 2016. The operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Farmington Associates I, L.P. subsequent to March 31, 2016.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property is operating above breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority’s workout plan. The operating general partner’s has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2017.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

(Series 46) As of March 31, 2016 and 2015 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties as of March 31, 2016, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2015 and 2014 the series, in total, generated $(1,092,788) and $(1,422,698), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.23 and $0.73, respectively, in tax credits per BAC to the investors.

As of March 31, 2016 and 2015, Investments in Operating Partnerships for Series 46 was $0 and $960,613, respectively. The decrease is a result of the way the Fund accounts for such investments, the equity method. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2016 and 2015, the net income (loss) of the series was $(1,197,088) and $(2,374,424), respectively. The major components of these amounts are the Fund's share of loss from Operating Partnerships, the fund management fee and impairment loss.

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

Deer Meadow Apartments, LP (Deer Meadow Apartments) is a 24-unit property in Tishomingo, OK. Due to fluctuating low occupancy and high operating expenses in 2014, the property operated below breakeven. Operations improved to above breakeven status in 2015. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee expired on January 1, 2009. The 15-year low income housing tax credit compliance period with respect to Deer Meadow Apartments, LP expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Deer Meadow Apartments, LP subsequent to March 31, 2016.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden - Shawnee Partners, Limited Partnership is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and continues to decline during the first quarter of 2016. The investment general partner will continue to work with the operating general partner and management company to improve occupancy. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

Principal Accounting Policies and Estimates - continued

Based on this guidance, the Operating Partnerships in which the Fund invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations.  However, management does not consolidate the Fund’s interests in these VIEs, as it is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities.  The Fund currently records the amount of its investment in these partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Fund’s balance in investment in Operating Partnerships, advances made to Operating Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss.  The Fund’s exposure to loss on these partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the general partners and their guarantee against credit recapture to the investors of the Fund.

Recent Accounting Pronouncement

In February, 2015, the FASB issued ASU No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis”. This will improve certain areas of consolidation guidance for reporting organizations that are required to evaluate whether to consolidate certain legal entities such as limited partnerships, limited liability corporations, and securitization structures. ASU 2015-02 simplified and improves GAAP by: eliminating the presumption that a general partner should consolidate a limited partnership, eliminating the indefinite deferral of FASB Statement No. 167, thereby reducing the number of Variable Interest Entity (VIE) consolidation models from four to two (including the limited partnership consolidation model), and clarifying when fees paid to a decision maker should be a factor to include in the consolidation of VIEs. ASU 2015-02 will be effective for periods beginning after December 15, 2015. The Fund has determined that there is no material impact to its financial statements as a result of this guidance.

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

The Fund's general partner, under the supervision and with the participation of the Principal Executive Officer and Principal Financial Officer of Boston Capital Associates IV LLC, assessed the effectiveness of the internal controls and procedures over financial reporting with respect to each series individually, as well as the Fund as a whole, as of March 31, 2016. In making this assessment, the Fund's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this assessment, management believes that, as of March 31, 2016, its internal control over financial reporting with respect to each series individually, as well as the Fund as a whole was effective. On May 14, 2013, COSO issued an updated version of its Internal Control - Integrated Framework (the “2013 Framework”).  As of March 31, 2016, the Fund is in the process of transitioning to the 2013 Framework and expects to complete the implementation of the 2013 Framework during the fiscal year ending March 31, 2017.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 67, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 54, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 69, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 52, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliaties. Prior to joining Boston Capital in 1990, Mr.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2016 fiscal year:

1.   An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2016 was $3,064,018.

2.   The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $335,752 for amounts charged to operations during the year ended March 31, 2016. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Partner Matters

	(a)	Security ownership of certain beneficial owners.

		As of March 31, 2016, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

		Series 21	6.13%
		Series 22	8.66%
		Series 23	6.75%
		Series 26	8.59%
		Series 27	9.26%
		Series 28	6.29%
		Series 32	5.92%
		Series 41	9.68%
		Series 42	6.84%
		Series 43	7.35%
		Series 44	7.33%
		Series 45	5.27%
		Series 46	7.10%

		As of March 31, 2016, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

		Series 20	6.44%
		Series 25	6.90%

As of March 31, 2016, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2016.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$12,577	$8,677	$11,427	$12,627	$10,452

Audit Related Fees	-	-	-	-	-

Tax Fees	4,570	3,690	4,790	5,230	4,570

All Other Fees	1,513	763	1,068	1,398	850

Total	$18,660	$13,130	$17,285	$19,255	$15,872

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$10,627	$20,702	$12,802	$19,277	$17,902

Audit Related Fees	-	-	-	-	-

Tax Fees	4,350	8,090	5,010	6,990	6,550

All Other Fees	1,156	1,19	876	1,385	1,535

Total	$16,133	$30,311	$18,688	$27,652	$25,987

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$16,352	$17,602	$14,402	$11,427	$13,602

Audit Related Fees	-	-	-	-	-

Tax Fees	6,330	8,090	5,890	4,570	5,670

All Other Fees	939	1,478	1,571	918	1,273

Total	$23,621	$27,170	$21,863	$16,915	$20,545

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,652	$10,677	$10,452	$11,077	$11,252

Audit Related Fees	-	-	-	-	-

Tax Fees	5,010	5,010	4,350	5,010	4,790

All Other Fees	1,255	749	837	908	746

Total	$17,917	$16,436	$15,639	$16,995	$16,788

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,477	$14,677	$16,052	$16,277	$10,277

Audit Related Fees	-	-	-	1,050	-

Tax Fees	6,330	6,990	7,430	7,870	5,230

All Other Fees	811	899	804	1,083	853

Total	$20,618	$22,566	$24,286	$26,280	$16,360

Fee Type	Ser. 45	Ser. 46
Audit Fees	$18,277	$13,083

Audit Related Fees	4,900	4,200

Tax Fees	9,190	6,110

All Other Fees	1,193	935

Total	$33,560	$24,328

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2015 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$13,149	$9,599	$12,174	$11,424	$15,674

Audit Related Fees	-	-	-	-	-

Tax Fees	5,020	3,970	5,020	5,020	5,440

All Other Fees	1,553	788	1,100	1,428	879

Total	$19,722	$14,357	$18,294	$17,872	$21,993

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$10,399	$23,449	$13,949	$16,174	$17,724

Audit Related Fees	-	-	-	-	-

Tax Fees	4,390	9,640	5,440	7,120	7,120

All Other Fees	1,184	1,555	895	1,377	1,504

Total	$15,973	$34,644	$20,284	$24,671	$26,348

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$13,424	$18,749	$13,599	$10,224	$12,799

Audit Related Fees	-	-	-	-	-

Tax Fees	6,070	7,960	5,860	4,390	4,810

All Other Fees	906	1,395	1,524	833	1,145

Total	$20,400	$28,104	$20,983	$15,447	$18,754

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2015 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,024	$10,624	$9,824	$11,024	$10,624

Audit Related Fees	-	-	-	-	-

Tax Fees	4,810	4,810	4,180	4,810	4,600

All Other Fees	1,130	689	760	792	667

Total	$16,964	$16,123	$14,764	$16,626	$15,891

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,424	$15,599	$15,424	$16,224	$12,174

Audit Related Fees	-	-	1,750	3,500	1,400

Tax Fees	6,070	6,910	7,120	7,540	5,230

All Other Fees	742	915	815	1,111	867

Total	$20,236	$23,424	$25,109	$28,375	$19,671

Fee Type	Ser. 45	Ser. 46
Audit Fees	$20,174	$13,024

Audit Related Fees	9,100	5,250

Tax Fees	9,010	5,860

All Other Fees	1,231	960

Total	$39,515	$25,094

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2016 and 2015

Statements of Operations for the years ended March 31, 2016 and 2015

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2016 and 2015

Statements of Cash Flows for the years ended March 31, 2016 and 2015

Notes to Financial Statements, March 31, 2016 and 2015

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

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (Incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership (Incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 29, 1999.)

bl.	Agreement of Limited Partnership of Lake City Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 3, 2000.)

bm.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on on February 9, 2000.)

bn.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

bo.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 16, 2000.)

bp.	Agreement of Limited Partnership of Lombard Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 26, 2000.)

bq.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

br.	Agreement of Limited Partnership of Jackson Bond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Breezewood II, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.)

bu.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

bv.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 13, 2002.)

bw.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2002.)

bx.	Agreement of Limited Partnership of Springfield Metro (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

bz.	Agreement of Limited Partnership of Meadowside Associates (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Los Lunas Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Edna Vanderbilt (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cc. Agreement of Limited Partnership of Hawthorne Assoc. LP (Incorporated by reference from registrants current report on form 8- K as filed Eith the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Heritage Two LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cj.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of Casa Rosa Apartments (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of Lake Apartments II LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Northrock Housing Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of AHAB Project One LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Randolph Village Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.	Agreement of Limited Partnership of Sr. Suites Chicago Austin LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Clubview Partners LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.	Agreement of Limited Partnership of Lombard Partners LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Millwood Park LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Hillside Terrace Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Montfort Housing LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of Summerdale Partners LP II (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Seagraves Apartments LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of COGIC Village LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Parkside Plaza LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of Granada Rose LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Northrock Housing Assoc. LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Southaven Partners I LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Howard Park Ltd (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Highway Partners 18 LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Wedgewood Park LP (Incorporated by reference from registrants current report on form 8-K as filed filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.	Agreement of Limited Partnership of Annadale Housing Partners (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of FAH Silver Pond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Aldine Westfield Apts., LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of KC Shalom Housing LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Breeze Cove Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of DS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of CC Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of TS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of Lyceum Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of New Shinnston I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ee.	Agreement of Limited Partnership of New Shinniston I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ef.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

eg.	Agreement of Limited Partnership of HS Housing Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on April 26, 2004.)

eh.	Agreement of Limited Partnership of SM Housing Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on April 26, 2004.)

ei.	Agreement of Limited Partnership of CT Housing Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26,2004.)

ek.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

el.	Agreement of Limited Partnership of Byam Village Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on April 28, 2004.)

em.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

en.	Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 29,2004.)

eo.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 3, 2004.)

ep.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 1, 2004.)

eq.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

er.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

es.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 4, 2004.)

et.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

eu.	Agreement of Limited Partnership of Clayton Station Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

ev.	Agreement of Limited Partnership of Deer Meadows Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:		Boston Capital Associates IV L.P.
General Partner

	By:		BCA Associates Limited Partnership
General Partner

	By:		C&M Management, Inc.
General Partner

Date: June 23, 2016		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 23, 2016	/s/ John P. Manning	Director, President
	John P. Manning	(Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

June 23, 2016	/s/ Marc N. Teal	Sr. Vice President,
Marc N. Teal	Chief Financial Officer (Principal Accounting and
Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

