Form 10-Q
period 2016-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2016-08-12
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2016
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-58
Condensed Statements of Changes in Partners' Capital (Deficit)	59-68
Condensed Statements of Cash Flows	69-96
Notes to Condensed Financial Statements	97-132

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	133-182

Item 3. Quantitative and Qualitative Disclosures About Market Risk	183

Item 4. Controls and Procedures	183

PART II OTHER INFORMATION

Item 1. Legal Proceedings	184

Item 1A. Risk Factors	184

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	184

Item 3. Defaults Upon Senior Securities	184

Item 4. Mine Safety Disclosures	184

Item 5. Other Information	184

Item 6. Exhibits	184

Signatures	185

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$24,295,346	$21,728,069
Notes receivable	22,790	22,790
Other assets	164,773	164,773

	$24,482,909	$21,915,632

LIABILITIES

Accounts payable and accrued expenses	$669,179	$685,806
Accounts payable affiliates (Note C)	44,818,860	49,270,814
Capital contributions payable	578,113	578,113

	46,066,152	50,534,733

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,428,546 outstanding as of June 30, 2016 and March 31, 2016.	(14,324,884)	(21,290,383)
General Partner	(7,258,359)	(7,328,718)

	(21,583,243)	(28,619,101)

	$24,482,909	$21,915,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$173,645	$180,896
Notes receivable	-	-
Other assets	-	-

	$173,645	$180,896

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,450,297	1,442,059
Capital contributions payable	-	-

	1,450,297	1,442,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,843,500 outstanding as of June 30, 2016 and March 31, 2016.	(955,633)	(940,299)
General Partner	(321,019)	(320,864)

	(1,276,652)	(1,261,163)

	$173,645	$180,896

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$419,285	$425,168
Notes receivable	-	-
Other assets	-	-

	$419,285	$425,168

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,463,083	1,460,365
Capital contributions payable	-	-

	1,463,083	1,460,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,881,000 outstanding as of June 30, 2016 and March 31, 2016.	(871,409)	(862,894)
General Partner	(172,389)	(172,303)

	(1,043,798)	(1,035,197)

	$419,285	$425,168

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$288,704	$295,650
Notes receivable	-	-
Other assets	-	-

	$288,704	$295,650

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,826,991	2,819,689
Capital contributions payable	-	-

	2,826,991	2,819,689

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,559,800 outstanding as of June 30, 2016 and March 31, 2016.	(2,293,821)	(2,279,715)
General Partner	(244,466)	(244,324)

	(2,538,287)	(2,524,039)

	$288,704	$295,650

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$216,449	$219,677
Notes receivable	-	-
Other assets	-	-

	$216,449	$219,677

LIABILITIES

Accounts payable and accrued expenses	$995	$-
Accounts payable affiliates (Note C)	2,061,864	2,052,312
Capital contributions payable	-	-

	2,062,859	2,052,312

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,323,327 outstanding as of June 30, 2016 and March 31, 2016.	(1,543,099)	(1,529,462)
General Partner	(303,311)	(303,173)

	(1,846,410)	(1,832,635)

	$216,449	$219,677

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$486,690	$502,552
Notes receivable	-	-
Other assets	-	-

	$486,690	$502,552

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,158,878 outstanding as of June 30, 2016 and March 31, 2016.	661,075	676,778
General Partner	(174,385)	(174,226)

	486,690	502,552

	$486,690	$502,552

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$381,276	$395,797
Notes receivable	-	-
Other assets	1,250	1,250

	$382,526	$397,047

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,020,309 outstanding as of June 30, 2016 and March 31, 2016.	602,317	616,693
General Partner	(219,791)	(219,646)

	382,526	397,047

	$382,526	$397,047

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$773,818	$809,362
Notes receivable	-	-
Other assets	-	-

	$773,818	$809,362

LIABILITIES

Accounts payable and accrued expenses	$4,960	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,960	4,960

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,983,600 outstanding as of June 30, 2016 and March 31, 2016.	1,079,512	1,114,701
General Partner	(310,654)	(310,299)

	768,858	804,402

	$773,818	$809,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$3,836,295	$899,636
Notes receivable	-	-
Other assets	-	-

	$3,836,295	$899,636

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	5,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,453,500 outstanding as of June 30, 2016 and March 31, 2016.	3,999,429	1,097,087
General Partner	(168,134)	(197,451)

	3,831,295	899,636

	$3,836,295	$899,636

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$871,823	$884,427
Notes receivable	-	-
Other assets	-	-

	$871,823	$884,427

LIABILITIES

Accounts payable and accrued expenses	$2,500	$7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	2,500	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,994,238 outstanding as of June 30, 2016 and March 31, 2016.	1,142,467	1,149,995
General Partner	(273,144)	(273,068)

	869,323	876,927

	$871,823	$884,427

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$421,422	$618,758
Notes receivable	-	-
Other assets	-	-

	$421,422	$618,758

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,445,551	3,578,505
Capital contributions payable	8,235	8,235

	3,453,786	3,586,740

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,980,400 outstanding as of June 30, 2016 and March 31, 2016.	(2,663,393)	(2,599,655)
General Partner	(368,971)	(368,327)

	(3,032,364)	(2,967,982)

	$421,422	$618,758

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$305,267	$304,293
Notes receivable	-	-
Other assets	-	-

	$305,267	$304,293

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,589,713	1,572,292
Capital contributions payable	105,139	105,139

	1,694,852	1,677,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,636,000 outstanding as of June 30, 2016 and March 31, 2016.	(1,148,634)	(1,132,351)
General Partner	(240,951)	(240,787)

	(1,389,585)	(1,373,138)

	$305,267	$304,293

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,304,153	$1,351,761
Notes receivable	-	-
Other assets	25,000	25,000

	$1,329,153	$1,376,761

LIABILITIES

Accounts payable and accrued expenses	$-	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	66,294	69,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,396,557 outstanding as of June 30, 2016 and March 31, 2016.	1,629,489	1,673,651
General Partner	(366,630)	(366,184)

	1,262,859	1,307,467

	$1,329,153	$1,376,761

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$965,224	$1,061,685
Notes receivable	-	-
Other assets	-	-

	$965,224	$1,061,685

LIABILITIES

Accounts payable and accrued expenses	$7,000	$7,000
Accounts payable affiliates (Note C)	3,310,345	3,366,055
Capital contributions payable	1,229	1,229

	3,318,574	3,374,284

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,698 outstanding as of June 30, 2016 and March 31, 2016.	(1,923,453)	(1,883,110)
General Partner	(429,897)	(429,489)

	(2,353,350)	(2,312,599)

	$965,224	$1,061,685

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,267,858	$1,266,455
Notes receivable	-	-
Other assets	-	-

	$1,267,858	$1,266,455

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,041,634	2,025,236
Capital contributions payable	69,154	69,154

	2,110,788	2,094,390

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,628,033 outstanding as of June 30, 2016 and March 31, 2016.	(608,721)	(593,876)
General Partner	(234,209)	(234,059)

	(842,930)	(827,935)

	$1,267,858	$1,266,455

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$426,004	$674,173
Notes receivable	-	-
Other assets	-	-

	$426,004	$674,173

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,335,751	3,603,434
Capital contributions payable	-	-

	3,335,751	3,603,434

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,019 outstanding as of June 30, 2016 and March 31, 2016.	(2,580,260)	(2,599,579)
General Partner	(329,487)	(329,682)

	(2,909,747)	(2,929,261)

	$426,004	$674,173

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$3,096,274	$1,693,223
Notes receivable	-	-
Other assets	-	-

	$3,096,274	$1,693,223

LIABILITIES

Accounts payable and accrued expenses	$1,250	$-
Accounts payable affiliates (Note C)	1,595,878	2,494,235
Capital contributions payable	-	-

	1,597,128	2,494,235

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,293,763 outstanding as of June 30, 2016 and March 31, 2016.	1,766,179	(510,977)
General Partner	(267,033)	(290,035)

	1,499,146	(801,012)

	$3,096,274	$1,693,223

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,860,083	$979,340
Notes receivable	-	-
Other assets	-	-

	$2,860,083	$979,340

LIABILITIES

Accounts payable and accrued expenses	$132,250	$133,500
Accounts payable affiliates (Note C)	744,627	1,292,536
Capital contributions payable	-	-

	876,877	1,426,036

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,098,204 outstanding as of June 30, 2016 and March 31, 2016.	2,142,037	(263,566)
General Partner	(158,831)	(183,130)

	1,983,206	(446,696)

	$2,860,083	$979,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$351,523	$340,689
Notes receivable	-	-
Other assets	-	-

	$351,523	$340,689

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,540,737	2,501,407
Capital contributions payable	138,438	138,438

	2,679,175	2,639,845

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,507,500 outstanding as of June 30, 2016 and March 31, 2016.	(2,088,811)	(2,060,600)
General Partner	(238,841)	(238,556)

	(2,327,652)	(2,299,156)

	$351,523	$340,689

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$329,584	$333,474
Notes receivable	-	-
Other assets	-	-

	$329,584	$333,474

LIABILITIES

Accounts payable and accrued expenses	$-	$4,779
Accounts payable affiliates (Note C)	2,025,147	2,020,632
Capital contributions payable	-	-

	2,025,147	2,025,411

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of June 30, 2016 and March 31, 2016.	(1,460,323)	(1,456,733)
General Partner	(235,240)	(235,204)

	(1,695,563)	(1,691,937)

	$329,584	$333,474

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$328,952	$313,691
Notes receivable	-	-
Other assets	-	-

	$328,952	$313,691

LIABILITIES

Accounts payable and accrued expenses	$-	$4,894
Accounts payable affiliates (Note C)	1,796,430	1,775,213
Capital contributions payable	-	-

	1,796,430	1,780,107

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,290,151 outstanding as of June 30, 2016 and March 31, 2016.	(1,256,360)	(1,255,309)
General Partner	(211,118)	(211,107)

	(1,467,478)	(1,466,416)

	$328,952	$313,691

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$231,324	$510,705
Notes receivable	-	-
Other assets	-	-

	$231,324	$510,705

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	2,613,310	2,862,316
Capital contributions payable	102	102

	2,613,412	2,867,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,623,756 outstanding as of June 30, 2016 and March 31, 2016.	(2,133,323)	(2,108,202)
General Partner	(248,765)	(248,511)

	(2,382,088)	(2,356,713)

	$231,324	$510,705

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$227,586	$331,029
Notes receivable	-	-
Other assets	1,218	1,218

	$228,804	$332,247

LIABILITIES

Accounts payable and accrued expenses	$51	$-
Accounts payable affiliates (Note C)	3,117,811	3,161,663
Capital contributions payable	100	100

	3,117,962	3,161,763

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of June 30, 2016 and March 31, 2016.	(2,611,098)	(2,552,052)
General Partner	(278,060)	(277,464)

	(2,889,158)	(2,829,516)

	$228,804	$332,247

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,769,186	$3,412,757
Notes receivable	22,790	22,790
Other assets	51,003	51,003

	$1,842,979	$3,486,550

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	547,175	2,141,040
Capital contributions payable	73,433	73,433

	620,608	2,214,473

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of June 30, 2016 and March 31, 2016.	1,451,085	1,500,294
General Partner	(228,714)	(228,217)

	1,222,371	1,272,077

	$1,842,979	$3,486,550

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,856,357	$2,886,991
Notes receivable	-	-
Other assets	82,514	82,514

	$1,938,871	$2,969,505

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,069,047	3,061,116
Capital contributions payable	99,265	99,265

	2,168,312	3,160,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of June 30, 2016 and March 31, 2016.	94,375	132,554
General Partner	(323,816)	(323,430)

	(229,441)	(190,876)

	$1,938,871	$2,969,505

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$54,699	$44,503
Notes receivable	-	-
Other assets	-	-

	$54,699	$44,503

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,397,403	2,331,303
Capital contributions payable	-	-

	2,397,403	2,331,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,973 outstanding as of June 30, 2016 and March 31, 2016.	(2,081,829)	(2,026,484)
General Partner	(260,875)	(260,316)

	(2,342,704)	(2,286,800)

	$54,699	$44,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$798,795	$748,100
Notes receivable	-	-
Other assets	-	-

	$798,795	$748,100

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,132,797	2,058,519
Capital contributions payable	16,724	16,724

	2,664,694	2,590,416

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of June 30, 2016 and March 31, 2016.	(1,493,578)	(1,470,231)
General Partner	(372,321)	(372,085)

	(1,865,899)	(1,842,316)

	$798,795	$748,100

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$253,070	$243,277
Notes receivable	-	-
Other assets	3,788	3,788

	$256,858	$247,065

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,713,269	1,650,887
Capital contributions payable	-	-

	1,713,269	1,650,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of June 30, 2016 and March 31, 2016.	(1,179,104)	(1,127,041)
General Partner	(277,307)	(276,781)

	(1,456,411)	(1,403,822)

	$256,858	$247,065

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2016	2015

Income
Interest income	$12,813	$13,703
Other income	128,173	212,454

	140,986	226,157

Share of income (loss) from Operating Partnerships (Note D)	7,788,656	3,650,235

Expenses
Professional fees	186,023	119,700
Fund management fee, net (Note C)	587,049	863,134
General and administrative expenses	120,712	80,781

	893,784	1,063,615

NET INCOME (LOSS)	$7,035,858	$2,812,777

Net income (loss) allocated to assignees	$6,965,499	$2,784,649

Net income (loss) allocated to general partner	$70,359	$28,128

Net income (loss) per BAC	$.08	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2016	2015

Income
Interest income	$104	$135
Other income	-	-

	104	135

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,063	3,480
Fund management fee, net (Note C)	7,538	6,855
General and administrative expenses	4,992	3,250

	15,593	13,585

NET INCOME (LOSS)	$(15,489)	$(13,450)

Net income (loss) allocated to assignees	$(15,334)	$(13,316)

Net income (loss) allocated to general partner	$(155)	$(134)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2016	2015

Income
Interest income	$224	$83
Other income	-	-

	224	83

Share of income (loss) from Operating Partnerships (Note D)	-	323,096

Expenses
Professional fees	2,982	2,820
Fund management fee, net (Note C)	2,255	14,325
General and administrative expenses	3,588	2,521

	8,825	19,666

NET INCOME (LOSS)	$(8,601)	$303,513

Net income (loss) allocated to assignees	$(8,515)	$300,478

Net income (loss) allocated to general partner	$(86)	$3,035

Net income (loss) per BAC	$(.00)	$.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2016	2015

Income
Interest income	$106	$38
Other income	-	-

	106	38

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,355	3,645
Fund management fee, net (Note C)	6,802	9,279
General and administrative expenses	4,197	2,853

	14,354	15,777

NET INCOME (LOSS)	$(14,248)	$(15,739)

Net income (loss) allocated to assignees	$(14,106)	$(15,582)

Net income (loss) allocated to general partner	$(142)	$(157)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2016	2015

Income
Interest income	$91	$67
Other income	-	-

	91	67

Share of income (loss) from Operating Partnerships (Note D)	3,550	-

Expenses
Professional fees	5,081	3,975
Fund management fee, net (Note C)	7,472	2,453
General and administrative expenses	4,863	3,180

	17,416	9,608

NET INCOME (LOSS)	$(13,775)	$(9,541)

Net income (loss) allocated to assignees	$(13,637)	$(9,446)

Net income (loss) allocated to general partner	$(138)	$(95)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2016	2015

Income
Interest income	$105	$689
Other income	1,680	1,680

	1,785	2,369

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,519	3,480
Fund management fee, net (Note C)	9,398	9,898
General and administrative expenses	4,730	2,862

	17,647	16,240

NET INCOME (LOSS)	$(15,862)	$(13,871)

Net income (loss) allocated to assignees	$(15,703)	$(13,732)

Net income (loss) allocated to general partner	$(159)	$(139)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2016	2015

Income
Interest income	$88	$2,853
Other income	-	-

	88	2,853

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,030	3,315
Fund management fee, net (Note C)	5,934	5,934
General and administrative expenses	5,645	3,130

	14,609	12,379

NET INCOME (LOSS)	$(14,521)	$(9,526)

Net income (loss) allocated to assignees	$(14,376)	$(9,431)

Net income (loss) allocated to general partner	$(145)	$(95)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2016	2015

Income
Interest income	$349	$1,415
Other income	420	-

	769	1,415

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,665	6,120
Fund management fee, net (Note C)	23,717	28,615
General and administrative expenses	6,931	3,560

	36,313	38,295

NET INCOME (LOSS)	$(35,544)	$(36,880)

Net income (loss) allocated to assignees	$(35,189)	$(36,511)

Net income (loss) allocated to general partner	$(355)	$(369)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2016	2015

Income
Interest income	$1,236	$879
Other income	-	-

	1,236	879

Share of income (loss) from Operating Partnerships (Note D)	2,995,000	-

Expenses
Professional fees	34,369	3,810
Fund management fee, net (Note C)	26,358	28,358
General and administrative expenses	3,850	2,896

	64,577	35,064

NET INCOME (LOSS)	$2,931,659	$(34,185)

Net income (loss) allocated to assignees	$2,902,342	$(33,843)

Net income (loss) allocated to general partner	$29,317	$(342)

Net income (loss) per BAC	$1.18	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2016	2015

Income
Interest income	$302	$4,327
Other income	7,976	6,400

	8,278	10,727

Share of income (loss) from Operating Partnerships (Note D)	5,000	1,197,000

Expenses
Professional fees	4,415	5,295
Fund management fee, net (Note C)	10,147	26,455
General and administrative expenses	6,320	3,389

	20,882	35,139

NET INCOME (LOSS)	$(7,604)	$1,172,588

Net income (loss) allocated to assignees	$(7,528)	$1,160,862

Net income (loss) allocated to general partner	$(76)	$11,726

Net income (loss) per BAC	$(.00)	$.29

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2016	2015

Income
Interest income	$278	$245
Other income	-	-

	278	245

Share of income (loss) from Operating Partnerships (Note D)	-	153,500

Expenses
Professional fees	39,049	4,965
Fund management fee, net (Note C)	20,546	25,385
General and administrative expenses	5,065	3,303

	64,660	33,653

NET INCOME (LOSS)	$(64,382)	$120,092

Net income (loss) allocated to assignees	$(63,738)	$118,891

Net income (loss) allocated to general partner	$(644)	$1,201

Net income (loss) per BAC	$(.02)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2016	2015

Income
Interest income	$218	$199
Other income	1,243	-

	1,461	199

Share of income (loss) from Operating Partnerships (Note D)	-	6,000

Expenses
Professional fees	4,384	4,800
Fund management fee, net (Note C)	9,605	24,515
General and administrative expenses	3,919	2,763

	17,908	32,078

NET INCOME (LOSS)	$(16,447)	$(25,879)

Net income (loss) allocated to assignees	$(16,283)	$(25,620)

Net income (loss) allocated to general partner	$(164)	$(259)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2016	2015

Income
Interest income	$754	$775
Other income	476	-

	1,230	775

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,839	6,120
Fund management fee, net (Note C)	35,021	39,502
General and administrative expenses	4,978	3,539

	45,838	49,161

NET INCOME (LOSS)	$(44,608)	$(48,386)

Net income (loss) allocated to assignees	$(44,162)	$(47,902)

Net income (loss) allocated to general partner	$(446)	$(484)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2016	2015

Income
Interest income	$626	$106
Other income	1,800	-

	2,426	106

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,455	4,470
Fund management fee, net (Note C)	33,580	56,622
General and administrative expenses	5,142	3,568

	43,177	64,660

NET INCOME (LOSS)	$(40,751)	$(64,554)

Net income (loss) allocated to assignees	$(40,343)	$(63,908)

Net income (loss) allocated to general partner	$(408)	$(646)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2016	2015

Income
Interest income	$599	$201
Other income	1,800	-

	2,399	201

Share of income (loss) from Operating Partnerships (Note D)	-	1,097,000

Expenses
Professional fees	3,685	3,480
Fund management fee, net (Note C)	9,898	23,733
General and administrative expenses	3,811	2,658

	17,394	29,871

NET INCOME (LOSS)	$(14,995)	$1,067,330

Net income (loss) allocated to assignees	$(14,845)	$1,056,657

Net income (loss) allocated to general partner	$(150)	$10,673

Net income (loss) per BAC	$(.01)	$.40

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2016	2015

Income
Interest income	$472	$233
Other income	11,691	16,763

	12,163	16,996

Share of income (loss) from Operating Partnerships (Note D)	27,500	37,000

Expenses
Professional fees	4,400	4,305
Fund management fee, net (Note C)	11,317	30,093
General and administrative expenses	4,432	5,044

	20,149	39,442

NET INCOME (LOSS)	$19,514	$14,554

Net income (loss) allocated to assignees	$19,319	$14,408

Net income (loss) allocated to general partner	$195	$146

Net income (loss) per BAC	$.01	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2016	2015

Income
Interest income	$1,321	$240
Other income	4,893	6,178

	6,214	6,418

Share of income (loss) from Operating Partnerships (Note D)	2,294,803	904,000

Expenses
Professional fees	4,057	3,810
Fund management fee, net (Note C)	(7,607)	37,982
General and administrative expenses	4,409	2,959

	859	44,751

NET INCOME (LOSS)	$2,300,158	$865,667

Net income (loss) allocated to assignees	$2,277,156	$857,010

Net income (loss) allocated to general partner	$23,002	$8,657

Net income (loss) per BAC	$.69	$.26

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2016	2015

Income
Interest income	$563	$267
Other income	1,146	2,683

	1,709	2,950

Share of income (loss) from Operating Partnerships (Note D)	2,417,303	-

Expenses
Professional fees	3,835	3,810
Fund management fee, net (Note C)	(18,208)	30,378
General and administrative expenses	3,483	2,576

	(10,890)	36,764

NET INCOME (LOSS)	$2,429,902	$(33,814)

Net income (loss) allocated to assignees	$2,405,603	$(33,476)

Net income (loss) allocated to general partner	$24,299	$(338)

Net income (loss) per BAC	$1.16	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2016	2015

Income
Interest income	$172	$173
Other income	4,811	9,240

	4,983	9,413

Share of income (loss) from Operating Partnerships (Note D)	2,500	-

Expenses
Professional fees	3,509	3,315
Fund management fee, net (Note C)	28,812	35,816
General and administrative expenses	3,658	2,596

	35,979	41,727

NET INCOME (LOSS)	$(28,496)	$(32,314)

Net income (loss) allocated to assignees	$(28,211)	$(31,991)

Net income (loss) allocated to general partner	$(285)	$(323)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2016	2015

Income
Interest income	$154	$82
Other income	31,791	3,160

	31,945	3,242

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,036	3,810
Fund management fee, net (Note C)	27,782	36,900
General and administrative expenses	3,753	2,685

	35,571	43,395

NET INCOME (LOSS)	$(3,626)	$(40,153)

Net income (loss) allocated to assignees	$(3,590)	$(39,751)

Net income (loss) allocated to general partner	$(36)	$(402)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2016	2015

Income
Interest income	$127	$87
Other income	660	3,160

	787	3,247

Share of income (loss) from Operating Partnerships (Note D)	22,500	-

Expenses
Professional fees	3,845	3,645
Fund management fee, net (Note C)	17,017	27,285
General and administrative expenses	3,487	2,540

	24,349	33,470

NET INCOME (LOSS)	$(1,062)	$(30,223)

Net income (loss) allocated to assignees	$(1,051)	$(29,921)

Net income (loss) allocated to general partner	$(11)	$(302)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2016	2015

Income
Interest income	$132	$25
Other income	-	-

	132	25

Share of income (loss) from Operating Partnerships (Note D)	20,500	-

Expenses
Professional fees	5,079	4,800
Fund management fee, net (Note C)	37,216	48,504
General and administrative expenses	3,712	2,484

	46,007	55,788

NET INCOME (LOSS)	$(25,375)	$(55,763)

Net income (loss) allocated to assignees	$(25,121)	$(55,205)

Net income (loss) allocated to general partner	$(254)	$(558)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2016	2015

Income
Interest income	$223	$129
Other income	-	36,109

	223	36,238

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,627	5,295
Fund management fee, net (Note C)	50,199	40,720
General and administrative expenses	4,039	2,811

	59,865	48,826

NET INCOME (LOSS)	$(59,642)	$(12,588)

Net income (loss) allocated to assignees	$(59,046)	$(12,462)

Net income (loss) allocated to general partner	$(596)	$(126)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2016	2015

Income
Interest income	$2,039	$142
Other income	-	66,129

	2,039	66,271

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,945	5,625
Fund management fee, net (Note C)	42,002	40,228
General and administrative expenses	3,798	2,590

	51,745	48,443

NET INCOME (LOSS)	$(49,706)	$17,828

Net income (loss) allocated to assignees	$(49,209)	$17,650

Net income (loss) allocated to general partner	$(497)	$178

Net income (loss) per BAC	$(.02)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2016	2015

Income
Interest income	$2,046	$129
Other income	1,759	39,347

	3,805	39,476

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	6,332	5,955
Fund management fee, net (Note C)	31,651	44,122
General and administrative expenses	4,387	2,912

	42,370	52,989

NET INCOME (LOSS)	$(38,565)	$(13,513)

Net income (loss) allocated to assignees	$(38,179)	$(13,378)

Net income (loss) allocated to general partner	$(386)	$(135)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2016	2015

Income
Interest income	$12	$2
Other income	13,649	-

	13,661	2

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,301	3,975
Fund management fee, net (Note C)	61,470	63,657
General and administrative expenses	3,794	2,470

	69,565	70,102

NET INCOME (LOSS)	$(55,904)	$(70,100)

Net income (loss) allocated to assignees	$(55,345)	$(69,399)

Net income (loss) allocated to general partner	$(559)	$(701)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2016	2015

Income
Interest income	$311	$42
Other income	28,826	21,605

	29,137	21,647

Share of income (loss) from Operating Partnerships (Note D)	-	(13,525)

Expenses
Professional fees	7,234	6,945
Fund management fee, net (Note C)	40,120	68,513
General and administrative expenses	5,366	2,952

	52,720	78,410

NET INCOME (LOSS)	$(23,583)	$(70,288)

Net income (loss) allocated to assignees	$(23,347)	$(69,585)

Net income (loss) allocated to general partner	$(236)	$(703)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2016	2015

Income
Interest income	$161	$140
Other income	13,552	-

	13,713	140

Share of income (loss) from Operating Partnerships (Note D)	-	(53,836)

Expenses
Professional fees	4,932	4,635
Fund management fee, net (Note C)	57,007	57,007
General and administrative expenses	4,363	2,690

	66,302	64,332

NET INCOME (LOSS)	$(52,589)	$(118,028)

Net income (loss) allocated to assignees	$(52,063)	$(116,848)

Net income (loss) allocated to general partner	$(526)	$(1,180)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(21,290,383)	$(7,328,718)	$(28,619,101)

Net income (loss)	6,965,499	70,359	7,035,858

Partners' capital (deficit), June 30, 2016	$(14,324,884)	$(7,258,359)	$(21,583,243)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2016	$(940,299)	$(320,864)	$(1,261,163)

Net income (loss)	(15,334)	(155)	(15,489)

Partners' capital (deficit), June 30, 2016	$(955,633)	$(321,019)	$(1,276,652)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2016	$(862,894)	$(172,303)	$(1,035,197)

Net income (loss)	(8,515)	(86)	(8,601)

Partners' capital (deficit), June 30, 2016	$(871,409)	$(172,389)	$(1,043,798)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2016	$(2,279,715)	$(244,324)	$(2,524,039)

Net income (loss)	(14,106)	(142)	(14,248)

Partners' capital (deficit), June 30, 2016	$(2,293,821)	$(244,466)	$(2,538,287)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2016	$(1,529,462)	$(303,173)	$(1,832,635)

Net income (loss)	(13,637)	(138)	(13,775)

Partners' capital (deficit), June 30, 2016	$(1,543,099)	$(303,311)	$(1,846,410)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2016	$676,778	$(174,226)	$502,552

Net income (loss)	(15,703)	(159)	(15,862)

Partners' capital (deficit), June 30, 2016	$661,075	$(174,385)	$486,690

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2016	$616,693	$(219,646)	$397,047

Net income (loss)	(14,376)	(145)	(14,521)

Partners' capital (deficit), June 30, 2016	$602,317	$(219,791)	$382,526

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2016	$1,114,701	$(310,299)	$804,402

Net income (loss)	(35,189)	(355)	(35,544)

Partners' capital (deficit), June 30, 2016	$1,079,512	$(310,654)	$768,858

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2016	$1,097,087	$(197,451)	$899,636

Net income (loss)	2,902,342	29,317	2,931,659

Partners' capital (deficit), June 30, 2016	$3,999,429	$(168,134)	$3,831,295

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2016	$1,149,995	$(273,068)	$876,927

Net income (loss)	(7,528)	(76)	(7,604)

Partners' capital (deficit), June 30, 2016	$1,142,467	$(273,144)	$869,323

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2016	$(2,599,655)	$(368,327)	$(2,967,982)

Net income (loss)	(63,738)	(644)	(64,382)

Partners' capital (deficit), June 30, 2016	$(2,663,393)	$(368,971)	$(3,032,364)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2016	$(1,132,351)	$(240,787)	$(1,373,138)

Net income (loss)	(16,283)	(164)	(16,447)

Partners' capital (deficit), June 30, 2016	$(1,148,634)	$(240,951)	$(1,389,585)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2016	$1,673,651	$(366,184)	$1,307,467

Net income (loss)	(44,162)	(446)	(44,608)

Partners' capital (deficit), June 30, 2016	$1,629,489	$(366,630)	$1,262,859

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2016	$(1,883,110)	$(429,489)	$(2,312,599)

Net income (loss)	(40,343)	(408)	(40,751)

Partners' capital (deficit), June 30, 2016	$(1,923,453)	$(429,897)	$(2,353,350)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2016	$(593,876)	$(234,059)	$(827,935)

Net income (loss)	(14,845)	(150)	(14,995)

Partners' capital (deficit), June 30, 2016	$(608,721)	$(234,209)	$(842,930)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2016	$(2,599,579)	$(329,682)	$(2,929,261)

Net income (loss)	19,319	195	19,514

Partners' capital (deficit), June 30, 2016	$(2,580,260)	$(329,487)	$(2,909,747)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2016	$(510,977)	$(290,035)	$(801,012)

Net income (loss)	2,277,156	23,002	2,300,158

Partners' capital (deficit), June 30, 2016	$1,766,179	$(267,033)	$1,499,146

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2016	$(263,566)	$(183,130)	$(446,696)

Net income (loss)	2,405,603	24,299	2,429,902

Partners' capital (deficit), June 30, 2016	$2,142,037	$(158,831)	$1,983,206

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2016	$(2,060,600)	$(238,556)	$(2,299,156)

Net income (loss)	(28,211)	(285)	(28,496)

Partners' capital (deficit), June 30, 2016	$(2,088,811)	$(238,841)	$(2,327,652)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2016	$(1,456,733)	$(235,204)	$(1,691,937)

Net income (loss)	(3,590)	(36)	(3,626)

Partners' capital (deficit), June 30, 2016	$(1,460,323)	$(235,240)	$(1,695,563)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2016	$(1,255,309)	$(211,107)	$(1,466,416)

Net income (loss)	(1,051)	(11)	(1,062)

Partners' capital (deficit), June 30, 2016	$(1,256,360)	$(211,118)	$(1,467,478)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2016	$(2,108,202)	$(248,511)	$(2,356,713)

Net income (loss)	(25,121)	(254)	(25,375)

Partners' capital (deficit), June 30, 2016	$(2,133,323)	$(248,765)	$(2,382,088)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2016	$(2,552,052)	$(277,464)	$(2,829,516)

Net income (loss)	(59,046)	(596)	(59,642)

Partners' capital (deficit), June 30, 2016	$(2,611,098)	$(278,060)	$(2,889,158)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2016	$1,500,294	$(228,217)	$1,272,077

Net income (loss)	(49,209)	(497)	(49,706)

Partners' capital (deficit), June 30, 2016	$1,451,085	$(228,714)	$1,222,371

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2016	$132,554	$(323,430)	$(190,876)

Net income (loss)	(38,179)	(386)	(38,565)

Partners' capital (deficit), June 30, 2016	$94,375	$(323,816)	$(229,441)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2016	$(2,026,484)	$(260,316)	$(2,286,800)

Net income (loss)	(55,345)	(559)	(55,904)

Partners' capital (deficit), June 30, 2016	$(2,081,829)	$(260,875)	$(2,342,704)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2016	$(1,470,231)	$(372,085)	$(1,842,316)

Net income (loss)	(23,347)	(236)	(23,583)

Partners' capital (deficit), June 30, 2016	$(1,493,578)	$(372,321)	$(1,865,899)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2016	$(1,127,041)	$(276,781)	$(1,403,822)

Net income (loss)	(52,063)	(526)	(52,589)

Partners' capital (deficit), June 30, 2016	$(1,179,104)	$(277,307)	$(1,456,411)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2016	2015

Cash flows from operating activities:

Net income (loss)	$7,035,858	$2,812,777
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	(7,788,656)	(3,650,235)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,627)	(8,976)
(Increase) in other assets	-	(30,733)
(Decrease) Increase in accounts payable affiliates	(4,451,954)	(2,663,231)

Net cash (used in) provided by operating activities	(5,221,379)	(3,536,809)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,788,656	3,957,596

Net cash provided by investing activities	7,788,656	3,957,596

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,567,277	420,787

Cash and cash equivalents, beginning	21,728,069	23,720,352

Cash and cash equivalents, ending	$24,295,346	$24,141,139

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(15,489)	$(13,450)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	8,238	(62,342)

Net cash (used in) provided by operating activities	(7,251)	(75,792)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,251)	(75,792)

Cash and cash equivalents, beginning	180,896	310,195

Cash and cash equivalents, ending	$173,645	$234,403

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(8,601)	$303,513
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(323,096)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	2,718	14,325

Net cash (used in) provided by operating activities	(5,883)	(2,258)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	323,096

Net cash provided by investing activities	-	323,096

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,883)	320,838

Cash and cash equivalents, beginning	425,168	127,394

Cash and cash equivalents, ending	$419,285	$448,232

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(14,248)	$(15,739)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	7,302	12,990

Net cash (used in) provided by operating activities	(6,946)	(2,749)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,946)	(2,749)

Cash and cash equivalents, beginning	295,650	117,048

Cash and cash equivalents, ending	$288,704	$114,299

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(13,775)	$(9,541)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,550)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	995	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	9,552	17,682

Net cash (used in) provided by operating activities	(6,778)	8,141

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,550	-

Net cash provided by investing activities	3,550	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,228)	8,141

Cash and cash equivalents, beginning	219,677	205,359

Cash and cash equivalents, ending	$216,449	$213,500

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(15,862)	$(13,871)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,335)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(15,862)	(20,206)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	80,040

Net cash provided by investing activities	-	80,040

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(15,862)	59,834

Cash and cash equivalents, beginning	502,552	1,005,871

Cash and cash equivalents, ending	$486,690	$1,065,705

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(14,521)	$(9,526)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(14,521)	(9,526)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,521)	(9,526)

Cash and cash equivalents, beginning	395,797	3,811,919

Cash and cash equivalents, ending	$381,276	$3,802,393

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(35,544)	$(36,880)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(15,507)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(35,544)	(52,387)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	69,000

Net cash provided by investing activities	-	69,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,544)	16,613

Cash and cash equivalents, beginning	809,362	3,013,320

Cash and cash equivalents, ending	$773,818	$3,029,933

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,931,659	$(34,185)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,995,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(58,341)	(34,185)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,995,000	-

Net cash provided by investing activities	2,995,000	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,936,659	(34,185)

Cash and cash equivalents, beginning	899,636	1,051,663

Cash and cash equivalents, ending	$3,836,295	$1,017,478

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(7,604)	$1,172,588
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(5,000)	(1,197,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	3,021

Net cash (used in) provided by operating activities	(17,604)	(21,391)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,000	1,197,000

Net cash provided by investing activities	5,000	1,197,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,604)	1,175,609

Cash and cash equivalents, beginning	884,427	5,774,634

Cash and cash equivalents, ending	$871,823	$6,950,243

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(64,382)	$120,092
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(153,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,500
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(132,954)	(253,108)

Net cash (used in) provided by operating activities	(197,336)	(283,016)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	153,500

Net cash provided by investing activities	-	153,500

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(197,336)	(129,516)

Cash and cash equivalents, beginning	618,758	501,274

Cash and cash equivalents, ending	$421,422	$371,758

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(16,447)	$(25,879)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(6,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	600
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	17,421	(48,115)

Net cash (used in) provided by operating activities	974	(79,394)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	57,000

Net cash provided by investing activities	-	57,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	974	(22,394)

Cash and cash equivalents, beginning	304,293	322,775

Cash and cash equivalents, ending	$305,267	$300,381

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(44,608)	$(48,386)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,000)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(2,378,565)

Net cash (used in) provided by operating activities	(47,608)	(2,426,951)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(47,608)	(2,426,951)

Cash and cash equivalents, beginning	1,351,761	3,106,480

Cash and cash equivalents, ending	$1,304,153	$679,529

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(40,751)	$(64,554)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(993)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(55,710)	(36,794)

Net cash (used in) provided by operating activities	(96,461)	(102,341)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(96,461)	(102,341)

Cash and cash equivalents, beginning	1,061,685	354,807

Cash and cash equivalents, ending	$965,224	$252,466

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(14,995)	$1,067,330
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,097,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,350
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,398	(29,346)

Net cash (used in) provided by operating activities	1,403	(56,666)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,097,000

Net cash provided by investing activities	-	1,097,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,403	1,040,334

Cash and cash equivalents, beginning	1,266,455	281,704

Cash and cash equivalents, ending	$1,267,858	$1,322,038

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2016	2015

Cash flows from operating activities:

Net income (loss)	$19,514	$14,554
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(27,500)	(37,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(802)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(267,683)	(472,634)

Net cash (used in) provided by operating activities	(275,669)	(495,882)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	27,500	37,000

Net cash provided by investing activities	27,500	37,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(248,169)	(458,882)

Cash and cash equivalents, beginning	674,173	838,027

Cash and cash equivalents, ending	$426,004	$379,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,300,158	$865,667
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,294,803)	(904,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,250	7,900
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(898,357)	37,982

Net cash (used in) provided by operating activities	(891,752)	7,549

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,294,803	904,000

Net cash provided by investing activities	2,294,803	904,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,403,051	911,549

Cash and cash equivalents, beginning	1,693,223	231,626

Cash and cash equivalents, ending	$3,096,274	$1,143,175

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,429,902	$(33,814)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,417,303)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(1,250)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(547,909)	33,120

Net cash (used in) provided by operating activities	(536,560)	(694)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,417,303	-

Net cash provided by investing activities	2,417,303	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,880,743	(694)

Cash and cash equivalents, beginning	979,340	430,583

Cash and cash equivalents, ending	$2,860,083	$429,889

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(28,496)	$(32,314)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,024)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	39,330	39,330

Net cash (used in) provided by operating activities	8,334	5,992

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,500	-

Net cash provided by investing activities	2,500	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,834	5,992

Cash and cash equivalents, beginning	340,689	345,467

Cash and cash equivalents, ending	$351,523	$351,459

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(3,626)	$(40,153)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,779)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	4,515	41,100

Net cash (used in) provided by operating activities	(3,890)	947

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,890)	947

Cash and cash equivalents, beginning	333,474	280,864

Cash and cash equivalents, ending	$329,584	$281,811

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(1,062)	$(30,223)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(22,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,894)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	21,217	31,485

Net cash (used in) provided by operating activities	(7,239)	1,262

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	22,500	-

Net cash provided by investing activities	22,500	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,261	1,262

Cash and cash equivalents, beginning	313,691	166,118

Cash and cash equivalents, ending	$328,952	$167,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(25,375)	$(55,763)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(20,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(249,006)	51,844

Net cash (used in) provided by operating activities	(299,881)	(3,919)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	20,500	-

	-	-
Net cash provided by investing activities	20,500	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(279,381)	(3,919)

Cash and cash equivalents, beginning	510,705	97,731

Cash and cash equivalents, ending	$231,324	$93,812

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(59,642)	$(12,588)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	51	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(43,852)	59,391

Net cash (used in) provided by operating activities	(103,443)	46,803

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(103,443)	46,803

Cash and cash equivalents, beginning	331,029	158,957

Cash and cash equivalents, ending	$227,586	$205,760

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(49,706)	$17,828
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,665)
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,593,865)	(41,948)

Net cash (used in) provided by operating activities	(1,643,571)	(25,785)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	39,960

Net cash provided by investing activities	-	39,960

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,643,571)	14,175

Cash and cash equivalents, beginning	3,412,757	420,023

Cash and cash equivalents, ending	$1,769,186	$434,198

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(38,565)	$(13,513)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(992,069)	76,695

Net cash (used in) provided by operating activities	(1,030,634)	63,182

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,030,634)	63,182

Cash and cash equivalents, beginning	2,886,991	354,147

Cash and cash equivalents, ending	$1,856,357	$417,329

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(55,904)	$(70,100)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	(30,733)
(Decrease) Increase in accounts payable affiliates	66,100	105,452

Net cash (used in) provided by operating activities	10,196	4,619

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,196	4,619

Cash and cash equivalents, beginning	44,503	9,744

Cash and cash equivalents, ending	$54,699	$14,363

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(23,583)	$(70,288)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	13,525
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	74,278	72,822

Net cash (used in) provided by operating activities	50,695	16,059

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,695	16,059

Cash and cash equivalents, beginning	748,100	147,398

Cash and cash equivalents, ending	$798,795	$163,457

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(52,589)	$(118,028)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	-	53,836
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
(Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	62,382	62,382

Net cash (used in) provided by operating activities	9,793	1,779

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,793	1,779

Cash and cash equivalents, beginning	243,277	255,224

Cash and cash equivalents, ending	$253,070	$257,003

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2016
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
June 30, 2016
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2016 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2016 and 2015, are as follows:

	2016	2015
Series 20	$ 8,238	$ 8,238
Series 21	2,718	14,325
Series 22	7,302	12,990
Series 23	9,552	17,682
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	24,717	28,615
Series 27	38,358	38,358
Series 28	18,147	31,455
Series 29	20,546	25,385
Series 30	17,421	24,515
Series 31	37,521	47,002
Series 32	43,080	56,622
Series 33	16,398	23,733
Series 34	23,317	30,093
Series 35	29,893	37,982
Series 36	23,702	33,120
Series 37	39,330	39,330
Series 38	36,936	41,100
Series 39	21,217	31,485
Series 40	38,716	50,004
Series 41	56,148	59,391
Series 42	42,870	61,560
Series 43	57,693	76,695
Series 44	63,657	63,657
Series 45	70,800	70,800
Series 46	62,382	62,382
	$829,181	$1,005,041

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2016 and 2015 are as follows:
	2016	2015
Series 20	$ -	$ 70,580
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	24,717	28,615
Series 27	38,358	38,358
Series 28	18,147	28,434
Series 29	153,500	278,493
Series 30	-	72,630
Series 31	37,521	2,425,567
Series 32	98,790	93,416
Series 33	-	53,079
Series 34	291,000	502,727
Series 35	928,250	-
Series 36	571,611	-
Series 38	32,421	-
Series 40	287,722	-
Series 41	100,000	-
Series 42	1,636,735	103,508
Series 43	1,049,762	-
	$5,287,056	$3,713,929

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2016 and 2015, the Fund has limited partnership interests in 246 and 297 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2016 and 2015 are as follows:

	2016	2015
Series 20	4	4
Series 21	2	3
Series 22	3	6
Series 23	5	9
Series 24	6	6
Series 25	4	4
Series 26	14	16
Series 27	6	7
Series 28	5	10
Series 29	8	9
Series 30	8	10
Series 31	17	19
Series 32	10	11
Series 33	5	5
Series 34	6	8
Series 35	5	7
Series 36	3	9
Series 37	5	6
Series 38	8	10
Series 39	6	9
Series 40	13	16

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

Series 41	18	19
Series 42	15	20
Series 43	19	23
Series 44	8	8
Series 45	28	28
Series 46	15	15
	246	297

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2016 and 2015, are as follows:
	2016	2015
Series 22	$ -	$ 9,352
Series 29	8,235	8,235
Series 30	105,139	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$578,113	$587,465

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2016 the Fund disposed of twelve Operating Partnerships. A summary of the dispositions by Series for June 30, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 23	1	-	3,550	3,550
Series 27	-	1	2,995,000	2,995,000
Series 28	1	-	5,000	5,000
Series 34	1	-	27,500	27,500
Series 35	-	1	2,294,803	2,294,803
Series 36	3	1	2,417,303	2,417,303
Series 37	1	-	2,500	2,500
Series 39	1	-	22,500	22,500
Series 40	1	-	20,500	20,500
Total	9	3	$7,788,656	$7,788,656

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
June 30, 2016
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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2016.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2016	2015

Revenues
Rental	$ 18,509,973	$ 24,122,148
Interest and other	599,115	649,330
	19,109,088	24,771,478

Expenses
Interest	3,086,598	4,308,164
Depreciation and amortization	4,966,028	6,415,732
Operating expenses	13,311,714	16,785,273
	21,364,340	27,509,169

NET LOSS	$ (2,255,252)	$ (2,737,691)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,232,699)	$ (2,710,313)

Net loss allocated to other Partners	$ (22,553)	$ (27,378)

* Amounts include $(2,232,699) and $(2,642,952) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2016	2015
Revenues
Rental	$ 201,185	$ 210,550
Interest and other	10,498	8,827
	211,683	219,377

Expenses
Interest	22,806	23,642
Depreciation and amortization	51,151	50,644
Operating expenses	141,812	150,061
	215,769	224,347

NET LOSS	$ (4,086)	$ (4,970)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,045)	$ (4,920)

Net loss allocated to other Partners	$ (41)	$ (50)

* Amounts include $(4,045) and $(4,920) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2016	2015
Revenues
Rental	$ 129,146	$ 186,127
Interest and other	725	1,527
	129,871	187,654

Expenses
Interest	15,458	26,766
Depreciation and amortization	20,760	31,425
Operating expenses	93,936	129,816
	130,154	188,007

NET LOSS	$ (283)	$ (353)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (280)	$ (349)

Net loss allocated to other Partners	$ (3)	$ (4)

* Amounts include $(280) and $(349) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2016	2015
Revenues
Rental	$ 126,604	$ 316,462
Interest and other	4,482	6,870
	131,086	323,332

Expenses
Interest	14,772	50,636
Depreciation and amortization	26,718	72,911
Operating expenses	109,352	224,303
	150,842	347,850

NET LOSS	$ (19,756)	$ (24,518)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (19,558)	$ (24,273)

Net loss allocated to other Partners	$ (198)	$ (245)

* Amounts include $(19,558) and $(24,273) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2016	2015
Revenues
Rental	$ 418,453	$ 836,752
Interest and other	15,301	24,767
	433,754	861,519

Expenses
Interest	27,296	113,187
Depreciation and amortization	78,456	216,657
Operating expenses	356,530	614,988
	462,282	944,832

NET LOSS	$ (28,528)	$ (83,313)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (28,242)	$ (82,479)

Net loss allocated to other Partners	$ (286)	$ (834)

* Amounts include $(28,242) and $(82,479) for 2016 and 2015, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2016	2015
Revenues
Rental	$ 260,224	$ 249,137
Interest and other	5,022	4,538
	265,246	253,675

Expenses
Interest	23,138	23,719
Depreciation and amortization	67,545	69,058
Operating expenses	213,912	197,905
	304,595	290,682

NET LOSS	$ (39,349)	$ (37,007)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (38,956)	$ (36,637)

Net loss allocated to other Partners	$ (393)	$ (370)

* Amounts include $(38,956) and $(36,637) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2016	2015
Revenues
Rental	$ 209,643	$ 211,094
Interest and other	4,694	3,221
	214,337	214,315

Expenses
Interest	34,116	34,116
Depreciation and amortization	35,886	38,832
Operating expenses	162,479	149,488
	232,481	222,436

NET LOSS	$ (18,144)	$ (8,121)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (17,963)	$ (8,040)

Net loss allocated to other Partners	$ (181)	$ (81)

* Amounts include $(17,963) and $(8,040) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2016	2015
Revenues
Rental	$ 586,364	$ 697,669
Interest and other	11,708	12,616
	598,072	710,285

Expenses
Interest	91,631	107,767
Depreciation and amortization	144,008	171,190
Operating expenses	558,083	569,417
	793,722	848,374

NET LOSS	$ (195,650)	$ (138,089)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (193,693)	$ (136,708)

Net loss allocated to other Partners	$ (1,957)	$ (1,381)

* Amounts include $(193,693) and $(136,708) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2016	2015
Revenues
Rental	$ 711,261	$ 1,057,831
Interest and other	3,550	15,553
	714,811	1,073,384

Expenses
Interest	116,238	214,189
Depreciation and amortization	163,727	220,062
Operating expenses	492,795	655,121
	772,760	1,089,372

NET LOSS	$ (57,949)	$ (15,988)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (57,369)	$ (15,828)

Net loss allocated to other Partners	$ (580)	$ (160)

* Amounts include $(57,369) and $(15,828) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2016	2015
Revenues
Rental	$ 263,917	$ 526,810
Interest and other	3,748	9,281
	267,665	536,091

Expenses
Interest	30,526	43,134
Depreciation and amortization	57,693	182,846
Operating expenses	210,878	425,598
	299,097	651,578

NET LOSS	$ (31,432)	$ (115,487)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (31,118)	$ (114,332)

Net loss allocated to other Partners	$ (314)	$ (1,155)

* Amounts include $(31,118) and $(114,332) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2016	2015
Revenues
Rental	$ 502,120	$ 512,625
Interest and other	18,745	47,467
	520,865	560,092

Expenses
Interest	91,472	105,040
Depreciation and amortization	122,083	139,851
Operating expenses	388,451	422,748
	602,006	667,639

NET LOSS	$ (81,141)	$ (107,547)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (80,330)	$ (106,472)

Net loss allocated to other Partners	$ (811)	$ (1,075)

* Amounts include $(80,330) and $(106,472) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2016	2015
Revenues
Rental	$ 378,193	$ 777,196
Interest and other	10,062	11,165
	388,255	788,361

Expenses
Interest	50,242	76,532
Depreciation and amortization	101,332	146,116
Operating expenses	293,819	628,796
	445,393	851,444

NET LOSS	$ (57,138)	$ (63,083)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (56,567)	$ (62,452)

Net loss allocated to other Partners	$ (571)	$ (631)

* Amounts include $(56,567) and $(62,452) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2016	2015
Revenues
Rental	$ 976,281	$ 1,418,086
Interest and other	140,449	41,257
	1,116,730	1,459,343

Expenses
Interest	110,227	169,297
Depreciation and amortization	297,978	314,868
Operating expenses	766,298	1,121,866
	1,174,503	1,606,031

NET LOSS	$ (57,773)	$ (146,688)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (57,195)	$ (145,221)

Net loss allocated to other Partners	$ (578)	$ (1,467)

* Amounts include $(57,195) and $(145,221) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2016	2015
Revenues
Rental	$ 878,707	$ 1,185,949
Interest and other	32,582	36,908
	911,289	1,222,857

Expenses
Interest	124,969	240,075
Depreciation and amortization	269,883	423,632
Operating expenses	769,520	803,146
	1,164,372	1,466,853

NET LOSS	$ (253,083)	$ (243,996)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (250,552)	$ (241,556)

Net loss allocated to other Partners	$ (2,531)	$ (2,440)

* Amounts include $(250,552) and $(241,556) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2016	2015
Revenues
Rental	$ 344,977	$ 339,761
Interest and other	9,095	9,074
	354,072	348,835

Expenses
Interest	52,140	55,051
Depreciation and amortization	100,376	105,019
Operating expenses	259,971	225,555
	412,487	385,625

NET LOSS	$ (58,415)	$ (36,790)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (57,831)	$ (36,422)

Net loss allocated to other Partners	$ (584)	$ (368)

* Amounts include $(57,831) and $(36,422) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2016	2015
Revenues
Rental	$ 399,297	$ 687,500
Interest and other	12,376	20,080
	411,673	707,580

Expenses
Interest	61,004	113,505
Depreciation and amortization	107,674	171,254
Operating expenses	301,745	469,672
	470,423	754,431

NET LOSS	$ (58,750)	$ (46,851)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (58,162)	$ (46,382)

Net loss allocated to other Partners	$ (588)	$ (469)

* Amounts include $(58,162) and $(46,382) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2016	2015
Revenues
Rental	$ 601,315	$ 782,421
Interest and other	14,369	30,501
	615,684	812,922

Expenses
Interest	109,503	157,142
Depreciation and amortization	206,136	229,096
Operating expenses	367,285	473,383
	682,924	859,621

NET LOSS	$ (67,240)	$ (46,699)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (66,568)	$ (46,232)

Net loss allocated to other Partners	$ (672)	$ (467)

* Amounts include $(66,568) and $(46,232) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2016	2015
Revenues
Rental	$ 161,678	$ 755,337
Interest and other	3,182	12,077
	164,860	767,414

Expenses
Interest	27,174	135,444
Depreciation and amortization	48,891	223,028
Operating expenses	120,630	535,236
	196,695	893,708

NET LOSS	$ (31,835)	$ (126,294)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (31,517)	$ (125,031)

Net loss allocated to other Partners	$ (318)	$ (1,263)

* Amounts include $(31,517) and $(125,031) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2016	2015
Revenues
Rental	$ 939,788	$ 979,753
Interest and other	23,505	20,056
	963,293	999,809

Expenses
Interest	168,919	204,446
Depreciation and amortization	245,958	283,860
Operating expenses	648,742	783,797
	1,063,619	1,272,103

NET LOSS	$ (100,326)	$ (272,294)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (99,323)	$ (269,571)

Net loss allocated to other Partners	$ (1,003)	$ (2,723)

* Amounts include $(99,323) and $(269,571) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2016	2015
Revenues
Rental	$ 902,172	$ 925,671
Interest and other	18,406	25,348
	920,578	951,019

Expenses
Interest	153,120	171,918
Depreciation and amortization	213,938	245,242
Operating expenses	569,860	641,772
	936,918	1,058,932

NET LOSS	$ (16,340)	$ (107,913)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (16,177)	$ (106,834)

Net loss allocated to other Partners	$ (163)	$ (1,079)

* Amounts include $(16,177) and $(106,834) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2016	2015
Revenues
Rental	$ 453,274	$ 682,961
Interest and other	13,646	30,474
	466,920	713,435

Expenses
Interest	82,679	122,779
Depreciation and amortization	101,015	196,102
Operating expenses	340,499	537,744
	524,193	856,625

NET LOSS	$ (57,273)	$ (143,190)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (56,700)	$ (141,758)

Net loss allocated to other Partners	$ (573)	$ (1,432)

* Amounts include $(56,700) and $(141,758) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2016	2015
Revenues
Rental	$ 730,485	$ 1,078,979
Interest and other	15,015	39,482
	745,500	1,118,461

Expenses
Interest	132,739	224,002
Depreciation and amortization	233,335	320,526
Operating expenses	521,117	736,881
	887,191	1,281,409

NET LOSS	$ (141,691)	$ (162,948)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (140,274)	$ (161,319)

Net loss allocated to other Partners	$ (1,417)	$ (1,629)

* Amounts include $(140,274) and $(161,319) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2016	2015
Revenues
Rental	$ 1,347,760	$ 1,455,639
Interest and other	40,724	38,991
	1,388,484	1,494,630

Expenses
Interest	258,443	286,370
Depreciation and amortization	339,429	370,559
Operating expenses	903,535	936,889
	1,501,407	1,593,818

NET LOSS	$ (112,923)	$ (99,188)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (111,794)	$ (98,196)

Net loss allocated to other Partners	$ (1,129)	$ (992)

* Amounts include $(111,794) and $(98,196) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2016	2015
Revenues
Rental	$ 902,739	$ 1,553,147
Interest and other	46,682	63,337
	949,421	1,616,484

Expenses
Interest	186,584	306,400
Depreciation and amortization	273,144	408,078
Operating expenses	639,652	994,744
	1,099,380	1,709,222

NET LOSS	$ (149,959)	$ (92,738)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (148,459)	$ (91,811)

Net loss allocated to other Partners	$ (1,500)	$ (927)

* Amounts include $(148,459) and $(91,811) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2016	2015
Revenues
Rental	$ 1,304,500	$ 1,955,258
Interest and other	54,715	42,677
	1,359,215	1,997,935

Expenses
Interest	179,952	342,836
Depreciation and amortization	439,711	549,685
Operating expenses	968,611	1,253,321
	1,588,274	2,145,842

NET LOSS	$ (229,059)	$ (147,907)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (226,768)	$ (146,428)

Net loss allocated to other Partners	$ (2,291)	$ (1,479)

* Amounts include $(226,768) and $(146,428) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2016	2015
Revenues
Rental	$ 1,564,348	$ 1,487,031
Interest and other	35,681	36,013
	1,600,029	1,523,044

Expenses
Interest	366,966	399,238
Depreciation and amortization	375,606	385,784
Operating expenses	884,555	852,959
	1,627,127	1,637,981

NET LOSS	$ (27,098)	$ (114,937)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (26,827)	$ (113,788)

Net loss allocated to other Partners	$ (271)	$ (1,149)

* Amounts include $(26,827) and $(113,788) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2016	2015
Revenues
Rental	$ 1,777,506	$ 1,807,037
Interest and other	30,356	30,452
	1,807,862	1,837,489

Expenses
Interest	258,058	250,958
Depreciation and amortization	501,193	499,315
Operating expenses	1,281,022	1,328,026
	2,040,273	2,078,299

NET LOSS	$ (232,411)	$ (240,810)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (230,087)	$ (238,402)

Net loss allocated to other Partners	$ (2,324)	$ (2,408)

* Amounts include $(230,087) and $(224,877) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2016	2015
Revenues
Rental	$ 1,438,036	$ 1,445,365
Interest and other	19,797	26,771
	1,457,833	1,472,136

Expenses
Interest	296,426	309,975
Depreciation and amortization	342,402	350,092
Operating expenses	946,625	922,041
	1,585,453	1,582,108

NET LOSS	$ (127,620)	$ (109,972)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (126,344)	$ (108,872)

Net loss allocated to other Partners	$ (1,276)	$ (1,100)

* Amounts include $(126,344) and $(55,036) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2016

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2016 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2012 remain open.

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Fund has entered into an agreement to transfer the interests in three operating limited partnerships. The estimated transfer prices and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $332,500. The estimated gain on the transfer of the operating limited partnerships are $314,000 and are expected to be recognized in the second quarter of fiscal year ending March 31, 2017.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended June 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2016 were $829,181 and total fund management fees accrued as of June 30, 2016 were $44,229,024. During the three months ended June 30, 2016, $5,287,056 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2016, an affiliate of the general partner of the Fund advanced a total of $589,836 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2016, $5,921 was advanced to the Fund from an affiliate of the general partner. The advances made in the three months ended, as well as the total advances made as of June 30, 2016, are as follows:

	Current
	Period	Total

Series 34	$ -	$133,578
Series 39	-	220,455
Series 44	2,443	194,234
Series 45	3,478	41,569
	$ 5,921	$589,836

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2016.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 20 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2016, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2016, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

Series 22

The Fund commenced offering BACs in Series 22 on October 12, 1994. Offers and sales of BACs in Series 22 were completed on December 28, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 29 Operating Partnerships in the amount of $18,758,748. Series 22 has since sold its interest in 26 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2016, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2016, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2016, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2016, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 31 of the Operating Partnerships and 14 remain.

Prior to the quarter ended June 30, 2016, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 10 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2016, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30,1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 21 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2016, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2016, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of June 30, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2016, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of June 30, 2016. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 10 of the Operating Partnerships and 17 remain.

During the quarter ended June 30, 2016, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2016. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2016, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of June 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2016, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 8 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2016, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 6 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2016, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2016, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 2 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2016, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in 2 of the Operating Partnerships and 8 remain. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2016, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in 3 of the Operating Partnerships and 6 remain. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2016, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 3 of the Operating Partnerships and 13 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2016, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended June 30, 2016, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended June 30, 2016, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2016, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of June 30, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended June 30, 2016, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2016, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2016, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2016 and 2015, the Fund held limited partnership interests in 246 and 297 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2016, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 8,238	$ 700	$ 7,538
Series 21	2,718	463	2,255
Series 22	7,302	500	6,802
Series 23	9,552	2,080	7,472
Series 24	12,588	3,190	9,398
Series 25	5,934	0	5,934
Series 26	24,717	1,000	23,717
Series 27	38,358	12,000	26,358
Series 28	18,147	8,000	10,147
Series 29	20,546	-	20,546
Series 30	17,421	7,816	9,605
Series 31	37,521	2,500	35,021
Series 32	43,080	9,500	33,580
Series 33	16,398	6,500	9,898
Series 34	23,317	12,000	11,317
Series 35	29,893	37,500	(7,607)
Series 36	23,702	41,910	(18,208)
Series 37	39,330	10,518	28,812
Series 38	36,936	9,154	27,782
Series 39	21,217	4,200	17,017
Series 40	38,716	1,500	37,216
Series 41	56,148	5,949	50,199
Series 42	42,870	868	42,002
Series 43	57,693	26,042	31,651
Series 44	63,657	2,187	61,470
Series 45	70,800	30,680	40,120
Series 46	62,382	5,375	57,007
	$829,181	$242,132	$587,049

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 20 reflects a net loss from Operating Partnerships of $(4,086) and $(4,970), respectively, which includes depreciation and amortization of $51,151 and $50,644, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 21

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 21 reflects a net loss from Operating Partnerships of $(283) and $(353), respectively, which includes depreciation and amortization of $20,760 and $31,425, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 22 reflects a net loss from Operating Partnerships of $(19,756) and $(24,518), respectively, which includes depreciation and amortization of $26,718 and $72,911, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 23

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 23 reflects a net loss from Operating Partnerships of $(28,528) and $(83,313), respectively, which includes depreciation and amortization of $78,456 and $216,657, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2016, the investment general partner of Boston Capital Tax Credit Fund III - Series 16 and Series 23 transferred their respective interests in Mid City Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,890,361 and cash proceeds to the investment partnerships of $124,955 and $4,545, for Series 16 and Series 23, respectively. Of the total proceeds received, $27,340 and $995, for Series 16 and Series 23, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $97,615 and $3,550, for Series 16 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $97,615 and $3,550, for Series 16 and Series 23, respectively, as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Colonna Redevelopment Company

Series 24

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 24 reflects a net loss from Operating Partnerships of $(39,349) and $(37,007), respectively, which includes depreciation and amortization of $67,545 and $69,058, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 25 reflects a net loss from Operating Partnerships of $(18,144) and $(8,121), respectively, which includes depreciation and amortization of $35,886 and $38,832, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 26

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 26 reflects a net loss from Operating Partnerships of $(195,650) and $(138,089), respectively, which includes depreciation and amortization of $144,008 and $171,190, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Brookhaven Apartments Partnership, A LP

Series 27

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 27 reflects a net loss from Operating Partnerships of $(57,949) and $(15,988), respectively, which includes depreciation and amortization of $163,727 and $220,062, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In February 2016, the operating general partner of Centrum - Fairfax II LP entered into an agreement to sell the property to an entity affiliated with the operating general partner and the transaction closed on June 20, 2016. The sales price of the property was $9,550,000, which included the outstanding mortgage balance of approximately $4,907,553 and cash proceeds to the investment partnership of $3,000,000. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,995,000 will be returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,995,000 as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 28 reflects a net loss from Operating Partnerships of $(31,432) and $(115,487), respectively, which includes depreciation and amortization of $57,693 and $182,846, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2016, the investment general partner transferred its interest in Senior Suites Chicago Austin Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,875,732 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $5,000 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $5,000 as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of June 30, 2016 and 2015, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 8 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 29 reflects a net loss from Operating Partnerships of $(81,141) and $(107,547), respectively, which includes depreciation and amortization of $122,083 and $139,851, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 30 reflects a net loss from Operating Partnerships of $(57,138) and $(63,083), respectively, which includes depreciation and amortization of $101,332 and $146,116, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 31 reflects a net loss from Operating Partnerships of $(57,773) and $(146,688), respectively, which includes depreciation and amortization of $297,978 and $314,868, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The operating general partner of Level Creek Partners, L.P. entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on March 18, 2015. The sales price of the property was $16,005,000, which included the outstanding mortgage balance of approximately $11,301,146 and cash proceeds to the investment partnership of $2,660,062. Of the total proceeds received by the investment partnership, $2,500 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,652,562 will be returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale has been recorded in the amount of $2,652,562 as of March 31, 2015. On September 2, 2015, and February 4, 2016, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $213,572 and $25,086, respectively, which were returned to the cash reserves held by Series 31.

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

In November 2015, the operating general partner entered into an agreement to sell Riverbend Housing Associates, LP to a third-party buyer and the transaction closed on March 23, 2016. The sales price of the property was $760,655, which included the outstanding mortgage balance of approximately $660,916 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received by the investment partnership, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $47,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $47,000 as of March 31, 2016

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Mesquite Trails Apartments

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

Series 32

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2016, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2016 and 2015, Series 32 reflects a net loss from Operating Partnerships of $(253,083) and $(243,996), respectively, which includes depreciation and amortization of $269,883 and $423,632, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Cogic Village LDHA Limited Partnership

Indiana Development Limited Partnership

Parkside Plaza, LP

Pecan Manor Apartments

Series 33

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 33 reflects a net loss from Operating Partnerships of $(58,415) and $(36,790), respectively, which includes depreciation and amortization of $100,376 and $105,019, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP

Series 34

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 34 reflects a net loss from Operating Partnerships of $(58,750) and $(46,851), respectively, which includes depreciation and amortization of $107,674 and $171,254, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In May 2016, the investment general partner transferred its interest in Northwood Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,053 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $4,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $27,500 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $27,500 as of June 30, 2016.

In July 2016, the investment general partner transferred its interest in Kerrville Meadows Apartments, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,144,914 and cash proceeds to the investment partnership of $225,000. Of the total proceeds received, $10,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $215,000 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 35 reflects a net loss from Operating Partnerships of $(67,240) and $(46,699), respectively, which includes depreciation and amortization of $206,136 and $229,096, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016.

Series 36

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 36 reflects a net loss from Operating Partnerships of $(31,835) and $(126,294), respectively, which includes depreciation and amortization of $48,891 and $223,028, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In May 2016, the investment general partner transferred its interest in Paris Place Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,065,498 and cash proceeds to the investment partnership of $80,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,000 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $75,000 as of June 30, 2016.

In May 2016, the investment general partner transferred its interest in Valleyview Estates, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $259,710 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,000 were returned to cash reserves held by Series 36. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $45,000 as of June 30, 2016.

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016.

In June 2016, the investment general partner of Series 36 and Series 37 transferred their respective interests in Senior Suites Chicago Washington Heights Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,321,470 and cash proceeds to the investment partnerships of $5,000 and $5,000 for Series 36 and Series 37, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 and $2,500 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,500 and $2,500 for Series 36 and Series 37, respectively, as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 37 reflects a net loss from Operating Partnerships of $(100,326) and $(272,294), respectively, which includes depreciation and amortization of $245,958 and $283,860, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through June 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the operating general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

In June 2016, the investment general partner of Series 36 and Series 37 transferred their respective interests in Senior Suites Chicago Washington Heights Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,321,470 and cash proceeds to the investment partnerships of $5,000 and $5,000 for Series 36 and Series 37, respectively. Of the total proceeds received, $2,500 and $2,500 for Series 36 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,500 and $2,500 for Series 36 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,500 and $2,500 for Series 36 and Series 37, respectively, as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

Series 38

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2016, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 38 reflects a net loss from Operating Partnerships of $(16,340) and $(107,913), respectively, which includes depreciation and amortization of $213,938 and $245,242, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Due to stabilized operating expenses the property operated above breakeven in the second quarter of 2016. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs. While the interest on the debt is high, the mortgage cannot be refinanced because of a high prepayment penalty. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

In March 2016, the investment general partner transferred its interest in Bristow Place Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,164,556 and cash proceeds to the investment partnership of $19,538. Of the total proceeds received, $2,326 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,212 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,212 as of March 31, 2016.

In March 2016, the investment general partner transferred its interest in Cushing Place Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,037,747 and cash proceeds to the investment partnership of $17,662. Of the total proceeds received, $2,453 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $15,209 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $15,209 as of March 31, 2016.

Series 39

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 39 reflects net loss from Operating Partnerships of $(57,273) and $(143,190), respectively, which includes depreciation and amortization of $101,015 and $196,102, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Due to stabilized operating expenses the property operated above breakeven in the second quarter of 2016. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs. While the interest on the debt is high, the mortgage cannot be refinanced because of a high prepayment penalty. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

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

In March 2016, the investment general partner transferred its interest in Arbors at Ironwood, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,488,022 and cash proceeds to the investment partnership of $107,668. Of the total proceeds received, $4,894 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $102,774 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $102,774 as of March 31, 2016.

In May 2016, the investment general partner transferred its interest in Hillview, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $771,823 and cash proceeds to the investment partnership of $25,500. Of the total proceeds received, $3,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of June 30, 2016.

In July 2016, the investment general partner transferred its interest in Daystar Village, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $634,353 and cash proceeds to the investment partnership of $75,000. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $70,500 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 40

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2016, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 40 reflects a net loss from Operating Partnerships of $(141,691) and $(162,948), respectively, which includes depreciation and amortization of $233,335 and $320,526, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through June 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the investment general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

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

In May 2016, the investment general partner transferred its interest in Londontown Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $385,627 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $20,500 as of June 30, 2016.

In July 2016, the investment general partner transferred its interest in Southbrook Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $333,131 and cash proceeds to the investment partnership of $32,500. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

Series 41

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 41 reflects a net loss from Operating Partnerships of $(112,923) and $(99,188), respectively, which includes depreciation and amortization of $339,429 and $370,559, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mt. Carroll, LP (Mill Creek Village) is a 12-unit family property in Mt. Carroll, IL. Due to low occupancy the property has historically operated below breakeven. However, occupancy increased from an average of 68% in 2015 to 83% as of June 2016. The property has operated above breakeven in 2016 because of the increased occupancy. The investment general partner will continue to work with the operating general partner and the management company to further increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mt. Carroll, LP expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Rural Housing Partners of Mt. Carroll, LP subsequent to June 30, 2016.

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

Rural Housing Partners of Franklin Grove, LP (Franklin Green) is a 12-unit family property in Franklin Grove, IL. Due to low occupancy and high operating expenses the property historically operated below breakeven. However, in 2015 the operating general partner was able to reduce operating costs by over 10%. These operating savings have continued into 2016. The investment general partner will continue to work with the operating general partner and the management company to increase occupancy and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Franklin Grove, LP expires on December 31, 2016. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting Rural Housing Partners of Franklin Grove, LP subsequent to June 30, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During 2015, the property operated above breakeven due to the management company's success reducing operating expenses compared to expenses incurred during 2014. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. Note that during the second quarter of 2016, the original operating general partner transferred its interest in Cranberry Cove Limited Partnership to a replacement operating general partner with the consent of the investment general partner. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expires on December 31, 2016.

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

Red Hill Apartments I Partnership

Series 42

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 42 reflects a net loss from Operating Partnerships of $(149,959) and $(92,738), respectively, which includes depreciation and amortization of $273,144 and $408,078, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015. The property operated above breakeven during 2015, and the property continued to operate above breakeven during the first half of 2016. Note that during the second quarter of 2016, the original operating general partner transferred its interest in Lynnelle Landing Limited Partnership to a replacement operating general partner with the consent of the investment general partner. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The property operated below breakeven in 2015 due to high operating expenses, specifically bad debt. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2021.

Series 43

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 43 reflects a net loss from Operating Partnerships of $(229,059) and $(147,907), respectively, which includes depreciation and amortization of $439,711 and $549,685, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The property operated below breakeven in 2015 due to high operating expenses, specifically bad debt. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2021.

Riverview Apartments - Blissfield L.D.H.A., L.P. (Riverview Apartments) is a 32-unit Rural Development family property in Blissfield, MI. The property operated below breakeven in 2015 due to low occupancy and high bad debt. Occupancy has increased from 87% in 2015 to 92% in 2016; however, the property continues to operate below breakeven. The operating general partner continues to pursue tenant receivables and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LP

Series 44

As of June 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 8 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 44 reflects a net loss from Operating Partnerships of $(27,098) and $(114,937), respectively, which includes depreciation and amortization of $375,606 and $385,784, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it has been the third party property management company and the investment general partner who have directed property operations since January 2014. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances have been made by the investment limited partner through the remainder of the fourth quarter of 2015 or during the first half of 2016. Since November 2015, mortgage payments have not been made by the Operating Partnership. On December 8, 2015, the lender issued a default notice declaring an event of default and accelerating payment of the mortgage principal balance. On February 10, 2016 the court appointed a receiver to manage the property during the period of time of the judicial foreclosure proceedings. The foreclosure of the property is expected to occur in third or fourth quarter of 2016 resulting in estimated tax credit recapture costs and interest penalties of $772,789 which is equivalent to recapture and interest of $286 per 1,000 BACs. Note that the 15-year low income housing tax credit compliance period for Families First II expires on December 31, 2018.

Series 45

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 45 reflects a net loss from Operating Partnerships of $(232,411) and $(240,810), respectively, which includes depreciation and amortization of $501,193 and $499,315 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through June 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the second quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the investment general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. The workout agreement ended May 1, 2016 and operations are below breakeven because of high operating expenses. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority's workout plan. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. In 2016, occupancy at the property has improved and expenses have stabilized, allowing the property to operate above breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Series 46

As of June 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2016, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2016 and 2015, Series 46 reflects a net loss from Operating Partnerships of $(127,620) and $(109,972), respectively, which includes depreciation and amortization of $342,402 and $350,092, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs caused by heavy rains and resulting erosion repairs the property operated below breakeven during 2015. In late March 2016, the existing first mortgage lender agreed to reduce the interest rate on the mortgage note. As a result, the annual debt service obligation of the operating partnership has been reduced by $55,320. Despite this reduction in debt service, the operating partnership operated nominally below breakeven during the first half of 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

Jacksonville Square Ltd (Jacksonville Square Apartments) is a 44-unit family property in Jacksonville, TX. The property is operating above breakeven due to an increase to occupancy and income. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs and maintain the increase in occupancy. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting on Jacksonville Square Ltd subsequent to June 30, 2016.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property continues to operate below breakeven due to high operating expenses despite an increase in occupancy. The investment general partner continues to work with the operating general partner and the management company to reduce operating costs. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. In 2016, occupancy at the property has improved and expenses have stabilized, allowing the property to operate above breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden - Shawnee Partners, Limited Partnership is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and during the first quarter of 2016 resulting in operations below breakeven status. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Agent Kensington LP (Kensington Heights Apartments) is a 120- unit elderly property located in Kansas City, MO. The property operated below breakeven in 2015 due to high utility and exterminating costs. A recent reduction in operating expenses has allowed the property to operate above breakeven through April 2016. The investment general partner will continue to work with the operating general partner and the management company to manage operating expenses. The operating general partner's operating deficit guarantee expired on February 28, 2008; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

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

The main reason an impairment loss typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2016 and 2015. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment loss has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2016.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 12, 2016		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 12, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 12, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.