Form 10-Q
period 2016-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2016-11-14
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2016
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-213

Item 3. Quantitative and Qualitative Disclosures About Market Risk	214

Item 4. Controls and Procedures	214

PART II OTHER INFORMATION

Item 1. Legal Proceedings	215

Item 1A. Risk Factors	215

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	215

Item 3. Defaults Upon Senior Securities	215

Item 4. Mine Safety Disclosures	215

Item 5. Other Information	215

Item 6. Exhibits	215

Signatures	216

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$22,407,386	$21,728,069
Notes receivable	22,790	22,790
Other assets	164,773	164,773

	$22,594,949	$21,915,632

LIABILITIES

Accounts payable and accrued expenses	$671,821	$685,806
Accounts payable affiliates (Note C)	41,468,761	49,270,814
Capital contributions payable	578,113	578,113

	42,718,695	50,534,733

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,428,546 outstanding as of September 30, 2016 and March 31, 2016.	(12,879,983)	(21,290,383)
General Partner	(7,243,763)	(7,328,718)

	(20,123,746)	(28,619,101)

	$22,594,949	$21,915,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$298,805	$180,896
Notes receivable	-	-
Other assets	-	-

	$298,805	$180,896

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	1,455,832	1,442,059
Capital contributions payable	-	-

	1,458,832	1,442,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,843,500 outstanding as of September 30, 2016 and March 31, 2016.	(840,174)	(940,299)
General Partner	(319,853)	(320,864)

	(1,160,027)	(1,261,163)

	$298,805	$180,896

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$256,648	$425,168
Notes receivable	-	-
Other assets	-	-

	$256,648	$425,168

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,315,801	1,460,365
Capital contributions payable	-	-

	1,315,801	1,460,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,881,000 outstanding as of September 30, 2016 and March 31, 2016.	(886,610)	(862,894)
General Partner	(172,543)	(172,303)

	(1,059,153)	(1,035,197)

	$256,648	$425,168

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$271,102	$295,650
Notes receivable	-	-
Other assets	-	-

	$271,102	$295,650

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,834,293	2,819,689
Capital contributions payable	-	-

	2,834,293	2,819,689

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,559,800 outstanding as of September 30, 2016 and March 31, 2016.	(2,318,475)	(2,279,715)
General Partner	(244,716)	(244,324)

	(2,563,191)	(2,524,039)

	$271,102	$295,650

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$198,308	$219,677
Notes receivable	-	-
Other assets	-	-

	$198,308	$219,677

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,071,134	2,052,312
Capital contributions payable	-	-

	2,071,134	2,052,312

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,323,327 outstanding as of September 30, 2016 and March 31, 2016.	(1,569,251)	(1,529,462)
General Partner	(303,575)	(303,173)

	(1,872,826)	(1,832,635)

	$198,308	$219,677

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$462,127	$502,552
Notes receivable	-	-
Other assets	-	-

	$462,127	$502,552

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,158,878 outstanding as of September 30, 2016 and March 31, 2016.	636,757	676,778
General Partner	(174,630)	(174,226)

	462,127	502,552

	$462,127	$502,552

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$376,568	$395,797
Notes receivable	-	-
Other assets	1,250	1,250

	$377,818	$397,047

LIABILITIES

Accounts payable and accrued expenses	$688	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	688	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,020,309 outstanding as of September 30, 2016 and March 31, 2016.	596,975	616,693
General Partner	(219,845)	(219,646)

	377,130	397,047

	$377,818	$397,047

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$752,769	$809,362
Notes receivable	-	-
Other assets	-	-

	$752,769	$809,362

LIABILITIES

Accounts payable and accrued expenses	$8,960	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	8,960	4,960

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,983,600 outstanding as of September 30, 2016 and March 31, 2016.	1,054,714	1,114,701
General Partner	(310,905)	(310,299)

	743,809	804,402

	$752,769	$809,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$3,799,627	$899,636
Notes receivable	-	-
Other assets	-	-

	$3,799,627	$899,636

LIABILITIES

Accounts payable and accrued expenses	$4,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,453,500 outstanding as of September 30, 2016 and March 31, 2016.	3,964,118	1,097,087
General Partner	(168,491)	(197,451)

	3,795,627	899,636

	$3,799,627	$899,636

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$838,478	$884,427
Notes receivable	-	-
Other assets	-	-

	$838,478	$884,427

LIABILITIES

Accounts payable and accrued expenses	$-	$7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,994,238 outstanding as of September 30, 2016 and March 31, 2016.	1,111,930	1,149,995
General Partner	(273,452)	(273,068)

	838,478	876,927

	$838,478	$884,427

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$395,748	$618,758
Notes receivable	-	-
Other assets	-	-

	$395,748	$618,758

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,466,098	3,578,505
Capital contributions payable	8,235	8,235

	3,474,333	3,586,740

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,980,400 outstanding as of September 30, 2016 and March 31, 2016.	(2,709,152)	(2,599,655)
General Partner	(369,433)	(368,327)

	(3,078,585)	(2,967,982)

	$395,748	$618,758

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$285,793	$304,293
Notes receivable	-	-
Other assets	-	-

	$285,793	$304,293

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,607,134	1,572,292
Capital contributions payable	105,139	105,139

	1,712,273	1,677,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,636,000 outstanding as of September 30, 2016 and March 31, 2016.	(1,185,160)	(1,132,351)
General Partner	(241,320)	(240,787)

	(1,426,480)	(1,373,138)

	$285,793	$304,293

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,245,688	$1,351,761
Notes receivable	-	-
Other assets	25,000	25,000

	$1,270,688	$1,376,761

LIABILITIES

Accounts payable and accrued expenses	$-	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	66,294	69,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,396,557 outstanding as of September 30, 2016 and March 31, 2016.	1,571,609	1,673,651
General Partner	(367,215)	(366,184)

	1,204,394	1,307,467

	$1,270,688	$1,376,761

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$284,118	$1,061,685
Notes receivable	-	-
Other assets	-	-

	$284,118	$1,061,685

LIABILITIES

Accounts payable and accrued expenses	$-	$7,000
Accounts payable affiliates (Note C)	2,695,425	3,366,055
Capital contributions payable	1,229	1,229

	2,696,654	3,374,284

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,698 outstanding as of September 30, 2016 and March 31, 2016.	(1,982,048)	(1,883,110)
General Partner	(430,488)	(429,489)

	(2,412,536)	(2,312,599)

	$284,118	$1,061,685

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$353,519	$1,266,455
Notes receivable	-	-
Other assets	-	-

	$353,519	$1,266,455

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,158,032	2,025,236
Capital contributions payable	69,154	69,154

	1,227,186	2,094,390

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,628,033 outstanding as of September 30, 2016 and March 31, 2016.	(639,151)	(593,876)
General Partner	(234,516)	(234,059)

	(873,667)	(827,935)

	$353,519	$1,266,455

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$637,230	$674,173
Notes receivable	-	-
Other assets	-	-

	$637,230	$674,173

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,354,103	3,603,434
Capital contributions payable	-	-

	3,354,103	3,603,434

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,019 outstanding as of September 30, 2016 and March 31, 2016.	(2,389,315)	(2,599,579)
General Partner	(327,558)	(329,682)

	(2,716,873)	(2,929,261)

	$637,230	$674,173

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,634,270	$1,693,223
Notes receivable	-	-
Other assets	-	-

	$2,634,270	$1,693,223

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,085,590	2,494,235
Capital contributions payable	-	-

	1,085,590	2,494,235

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,293,763 outstanding as of September 30, 2016 and March 31, 2016.	1,815,218	(510,977)
General Partner	(266,538)	(290,035)

	1,548,680	(801,012)

	$2,634,270	$1,693,223

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,933,948	$979,340
Notes receivable	-	-
Other assets	-	-

	$2,933,948	$979,340

LIABILITIES

Accounts payable and accrued expenses	$131,000	$133,500
Accounts payable affiliates (Note C)	752,253	1,292,536
Capital contributions payable	-	-

	883,253	1,426,036

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,098,204 outstanding as of September 30, 2016 and March 31, 2016.	2,208,851	(263,566)
General Partner	(158,156)	(183,130)

	2,050,695	(446,696)

	$2,933,948	$979,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,269,345	$340,689
Notes receivable	-	-
Other assets	-	-

	$2,269,345	$340,689

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,575,162	2,501,407
Capital contributions payable	138,438	138,438

	2,713,600	2,639,845

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,507,500 outstanding as of September 30, 2016 and March 31, 2016.	(224,248)	(2,060,600)
General Partner	(220,007)	(238,556)

	(444,255)	(2,299,156)

	$2,269,345	$340,689

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$332,494	$333,474
Notes receivable	-	-
Other assets	-	-

	$332,494	$333,474

LIABILITIES

Accounts payable and accrued expenses	$-	$4,779
Accounts payable affiliates (Note C)	2,062,083	2,020,632
Capital contributions payable	-	-

	2,062,083	2,025,411

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of September 30, 2016 and March 31, 2016.	(1,494,008)	(1,456,733)
General Partner	(235,581)	(235,204)

	(1,729,589)	(1,691,937)

	$332,494	$333,474

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$317,682	$313,691
Notes receivable	-	-
Other assets	-	-

	$317,682	$313,691

LIABILITIES

Accounts payable and accrued expenses	$9,000	$4,894
Accounts payable affiliates (Note C)	1,709,936	1,775,213
Capital contributions payable	-	-

	1,718,936	1,780,107

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,290,151 outstanding as of September 30, 2016 and March 31, 2016.	(1,190,799)	(1,255,309)
General Partner	(210,455)	(211,107)

	(1,401,254)	(1,466,416)

	$317,682	$313,691

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$246,648	$510,705
Notes receivable	-	-
Other assets	-	-

	$246,648	$510,705

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	2,647,920	2,862,316
Capital contributions payable	102	102

	2,648,022	2,867,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,623,756 outstanding as of September 30, 2016 and March 31, 2016.	(2,152,416)	(2,108,202)
General Partner	(248,958)	(248,511)

	(2,401,374)	(2,356,713)

	$246,648	$510,705

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$206,693	$331,029
Notes receivable	-	-
Other assets	1,218	1,218

	$207,911	$332,247

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,173,959	3,161,663
Capital contributions payable	100	100

	3,174,059	3,161,763

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of September 30, 2016 and March 31, 2016.	(2,687,318)	(2,552,052)
General Partner	(278,830)	(277,464)

	(2,966,148)	(2,829,516)

	$207,911	$332,247

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,247,109	$3,412,757
Notes receivable	22,790	22,790
Other assets	51,003	51,003

	$1,320,902	$3,486,550

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	85,740	2,141,040
Capital contributions payable	73,433	73,433

	159,173	2,214,473

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of September 30, 2016 and March 31, 2016.	1,391,049	1,500,294
General Partner	(229,320)	(228,217)

	1,161,729	1,272,077

	$1,320,902	$3,486,550

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$684,468	$2,886,991
Notes receivable	-	-
Other assets	82,514	82,514

	$766,982	$2,969,505

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	973,632	3,061,116
Capital contributions payable	99,265	99,265

	1,072,897	3,160,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of September 30, 2016 and March 31, 2016.	18,665	132,554
General Partner	(324,580)	(323,430)

	(305,915)	(190,876)

	$766,982	$2,969,505

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$44,038	$44,503
Notes receivable	-	-
Other assets	-	-

	$44,038	$44,503

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,460,923	2,331,303
Capital contributions payable	-	-

	2,460,923	2,331,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,973 outstanding as of September 30, 2016 and March 31, 2016.	(2,155,268)	(2,026,484)
General Partner	(261,617)	(260,316)

	(2,416,885)	(2,286,800)

	$44,038	$44,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$779,765	$748,100
Notes receivable	-	-
Other assets	-	-

	$779,765	$748,100

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,208,060	2,058,519
Capital contributions payable	16,724	16,724

	2,739,957	2,590,416

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of September 30, 2016 and March 31, 2016.	(1,586,928)	(1,470,231)
General Partner	(373,264)	(372,085)

	(1,960,192)	(1,842,316)

	$779,765	$748,100

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$254,398	$243,277
Notes receivable	-	-
Other assets	3,788	3,788

	$258,186	$247,065

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,775,651	1,650,887
Capital contributions payable	-	-

	1,775,651	1,650,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of September 30, 2016 and March 31, 2016.	(1,239,548)	(1,127,041)
General Partner	(277,917)	(276,781)

	(1,517,465)	(1,403,822)

	$258,186	$247,065

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$13,661	$14,604
Other income	65,011	111,269

	78,672	125,873

Share of income (loss) from Operating Partnerships (Note D)	2,624,637	8,221,418

Expenses
Professional fees	394,385	414,251
Fund management fee, net (Note C)	675,651	843,244
General and administrative expenses	173,768	123,228

	1,243,804	1,380,723

NET INCOME (LOSS)	$1,459,505	$6,966,568

Net income (loss) allocated to assignees	$1,444,911	$6,896,905

Net income (loss) allocated to general partner	$14,594	$69,663

Net income (loss) per BAC	$.02	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2016	2015

Income
Interest income	$117	$132
Other income	-	-

	117	132

Share of income (loss) from Operating Partnerships (Note D)	138,000	-

Expenses
Professional fees	8,653	13,962
Fund management fee, net (Note C)	5,335	8,104
General and administrative expenses	7,503	5,431

	21,491	27,497

NET INCOME (LOSS)	$116,626	$(27,365)

Net income (loss) allocated to assignees	$115,460	$(27,091)

Net income (loss) allocated to general partner	$1,166	$(274)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2016	2015

Income
Interest income	$156	$144
Other income	859	-

	1,015	144

Share of income (loss) from Operating Partnerships (Note D)	-	3,177

Expenses
Professional fees	9,737	9,092
Fund management fee, net (Note C)	1,130	1,341
General and administrative expenses	5,503	3,847

	16,370	14,280

NET INCOME (LOSS)	$(15,355)	$(10,959)

Net income (loss) allocated to assignees	$(15,201)	$(10,849)

Net income (loss) allocated to general partner	$(154)	$(110)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2016	2015

Income
Interest income	$99	$40
Other income	-	433

	99	473

Share of income (loss) from Operating Partnerships (Note D)	-	232,989

Expenses
Professional fees	11,304	12,422
Fund management fee, net (Note C)	7,302	11,181
General and administrative expenses	6,397	4,513

	25,003	28,116

NET INCOME (LOSS)	$(24,904)	$205,346

Net income (loss) allocated to assignees	$(24,655)	$203,293

Net income (loss) allocated to general partner	$(249)	$2,053

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2016	2015

Income
Interest income	$74	$68
Other income	-	1,299

	74	1,367

Share of income (loss) from Operating Partnerships (Note D)	-	215,459

Expenses
Professional fees	12,999	14,062
Fund management fee, net (Note C)	6,270	16,523
General and administrative expenses	7,220	5,223

	26,489	35,808

NET INCOME (LOSS)	$(26,415)	$181,018

Net income (loss) allocated to assignees	$(26,151)	$179,208

Net income (loss) allocated to general partner	$(264)	$1,810

Net income (loss) per BAC	$(.01)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2016	2015

Income
Interest income	$105	$659
Other income	2,062	500

	2,167	1,159

Share of income (loss) from Operating Partnerships (Note D)	-	16,675

Expenses
Professional fees	9,631	12,009
Fund management fee, net (Note C)	11,150	11,754
General and administrative expenses	5,949	4,418

	26,730	28,181

NET INCOME (LOSS)	$(24,563)	$(10,347)

Net income (loss) allocated to assignees	$(24,317)	$(10,244)

Net income (loss) allocated to general partner	$(246)	$(103)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2016	2015

Income
Interest income	$87	$2,846
Other income	10,162	10,162

	10,249	13,008

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	8,628	11,600
Fund management fee, net (Note C)	224	4,992
General and administrative expenses	6,792	5,036

	15,644	21,628

NET INCOME (LOSS)	$(5,395)	$(8,620)

Net income (loss) allocated to assignees	$(5,341)	$(8,534)

Net income (loss) allocated to general partner	$(54)	$(86)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2016	2015

Income
Interest income	$229	$1,394
Other income	796	2,363

	1,025	3,757

Share of income (loss) from Operating Partnerships (Note D)	18,500	59,000

Expenses
Professional fees	16,794	22,973
Fund management fee, net (Note C)	19,769	20,929
General and administrative expenses	8,011	5,904

	44,574	49,806

NET INCOME (LOSS)	$(25,049)	$12,951

Net income (loss) allocated to assignees	$(24,799)	$12,821

Net income (loss) allocated to general partner	$(250)	$130

Net income (loss) per BAC	$(.01)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2016	2015

Income
Interest income	$2,704	$729
Other income	6,000	-

	8,704	729

Share of income (loss) from Operating Partnerships (Note D)	21,000	-

Expenses
Professional fees	33,467	13,834
Fund management fee, net (Note C)	25,866	36,358
General and administrative expenses	6,039	4,467

	65,372	54,659

NET INCOME (LOSS)	$(35,668)	$(53,930)

Net income (loss) allocated to assignees	$(35,311)	$(53,391)

Net income (loss) allocated to general partner	$(357)	$(539)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2016	2015

Income
Interest income	$305	$4,891
Other income	-	4,853

	305	9,744

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,957	21,139
Fund management fee, net (Note C)	8,844	19,889
General and administrative expenses	7,349	5,466

	31,150	46,494

NET INCOME (LOSS)	$(30,845)	$(36,750)

Net income (loss) allocated to assignees	$(30,537)	$(36,382)

Net income (loss) allocated to general partner	$(308)	$(368)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2016	2015

Income
Interest income	$179	$234
Other income	-	50,000

	179	50,234

Share of income (loss) from Operating Partnerships (Note D)	-	45,500

Expenses
Professional fees	21,913	19,804
Fund management fee, net (Note C)	16,843	11,422
General and administrative expenses	7,645	5,368

	46,401	36,594

NET INCOME (LOSS)	$(46,222)	$59,140

Net income (loss) allocated to assignees	$(45,760)	$58,549

Net income (loss) allocated to general partner	$(462)	$591

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2016	2015

Income
Interest income	$145	$199
Other income	-	1,522

	145	1,721

Share of income (loss) from Operating Partnerships (Note D)	-	255,461

Expenses
Professional fees	13,780	17,603
Fund management fee, net (Note C)	17,421	15,686
General and administrative expenses	5,840	4,147

	37,041	37,436

NET INCOME (LOSS)	$(36,896)	$219,746

Net income (loss) allocated to assignees	$(36,527)	$217,549

Net income (loss) allocated to general partner	$(369)	$2,197

Net income (loss) per BAC	$(.01)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2016	2015

Income
Interest income	$679	$601
Other income	114	590

	793	1,191

Share of income (loss) from Operating Partnerships (Note D)	-	1,256,102

Expenses
Professional fees	17,135	19,832
Fund management fee, net (Note C)	34,521	39,353
General and administrative expenses	7,601	5,457

	59,257	64,642

NET INCOME (LOSS)	$(58,464)	$1,192,651

Net income (loss) allocated to assignees	$(57,879)	$1,180,724

Net income (loss) allocated to general partner	$(585)	$11,927

Net income (loss) per BAC	$(.01)	$.27

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2016	2015

Income
Interest income	$393	$105
Other income	-	5,550

	393	5,655

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,691	16,175
Fund management fee, net (Note C)	39,120	50,122
General and administrative expenses	7,768	5,420

	59,579	71,717

NET INCOME (LOSS)	$(59,186)	$(66,062)

Net income (loss) allocated to assignees	$(58,594)	$(65,401)

Net income (loss) allocated to general partner	$(592)	$(661)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2016	2015

Income
Interest income	$502	$361
Other income	-	5,550

	502	5,911

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,260	12,217
Fund management fee, net (Note C)	15,228	9,898
General and administrative expenses	5,750	3,963

	31,238	26,078

NET INCOME (LOSS)	$(30,736)	$(20,167)

Net income (loss) allocated to assignees	$(30,429)	$(19,965)

Net income (loss) allocated to general partner	$(307)	$(202)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2016	2015

Income
Interest income	$327	$197
Other income	1,539	1,539

	1,866	1,736

Share of income (loss) from Operating Partnerships (Note D)	215,000	-

Expenses
Professional fees	12,364	15,022
Fund management fee, net (Note C)	5,152	25,961
General and administrative expenses	6,476	4,635

	23,992	45,618

NET INCOME (LOSS)	$192,874	$(43,882)

Net income (loss) allocated to assignees	$190,945	$(43,443)

Net income (loss) allocated to general partner	$1,929	$(439)

Net income (loss) per BAC	$.05	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2016	2015

Income
Interest income	$2,593	$310
Other income	-	4,859

	2,593	5,169

Share of income (loss) from Operating Partnerships (Note D)	85,949	68,250

Expenses
Professional fees	12,823	12,889
Fund management fee, net (Note C)	19,606	25,197
General and administrative expenses	6,579	4,589

	39,008	42,675

NET INCOME (LOSS)	$49,534	$30,744

Net income (loss) allocated to assignees	$49,039	$30,437

Net income (loss) allocated to general partner	$495	$307

Net income (loss) per BAC	$.01	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2016	2015

Income
Interest income	$1,313	$243
Other income	5,279	-

	6,592	243

Share of income (loss) from Operating Partnerships (Note D)	85,949	-

Expenses
Professional fees	12,146	11,408
Fund management fee, net (Note C)	7,626	33,120
General and administrative expenses	5,280	3,694

	25,052	48,222

NET INCOME (LOSS)	$67,489	$(47,979)

Net income (loss) allocated to assignees	$66,814	$(47,499)

Net income (loss) allocated to general partner	$675	$(480)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2016	2015

Income
Interest income	$681	$182
Other income	-	-

	681	182

Share of income (loss) from Operating Partnerships (Note D)	1,932,139	-

Expenses
Professional fees	9,619	11,106
Fund management fee, net (Note C)	34,425	39,330
General and administrative expenses	5,379	3,828

	49,423	54,264

NET INCOME (LOSS)	$1,883,397	$(54,082)

Net income (loss) allocated to assignees	$1,864,563	$(53,541)

Net income (loss) allocated to general partner	$18,834	$(541)

Net income (loss) per BAC	$.74	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2016	2015

Income
Interest income	$159	$63
Other income	16,000	1,195

	16,159	1,258

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,659	11,967
Fund management fee, net (Note C)	31,936	44,166
General and administrative expenses	5,591	3,936

	50,186	60,069

NET INCOME (LOSS)	$(34,027)	$(58,811)

Net income (loss) allocated to assignees	$(33,687)	$(58,223)

Net income (loss) allocated to general partner	$(340)	$(588)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2016	2015

Income
Interest income	$148	$93
Other income	-	-

	148	93

Share of income (loss) from Operating Partnerships (Note D)	99,600	-

Expenses
Professional fees	12,146	11,925
Fund management fee, net (Note C)	16,280	31,485
General and administrative expenses	5,095	3,656

	33,521	47,066

NET INCOME (LOSS)	$66,227	$(46,973)

Net income (loss) allocated to assignees	$65,565	$(46,503)

Net income (loss) allocated to general partner	$662	$(470)

Net income (loss) per BAC	$.03	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2016	2015

Income
Interest income	$103	$30
Other income	-	-

	103	30

Share of income (loss) from Operating Partnerships (Note D)	28,500	-

Expenses
Professional fees	15,558	14,600
Fund management fee, net (Note C)	26,835	49,329
General and administrative expenses	5,496	3,627

	47,889	67,556

NET INCOME (LOSS)	$(19,286)	$(67,526)

Net income (loss) allocated to assignees	$(19,093)	$(66,851)

Net income (loss) allocated to general partner	$(193)	$(675)

Net income (loss) per BAC	$(.01)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2016	2015

Income
Interest income	$133	$159
Other income	1,302	-

	1,435	159

Share of income (loss) from Operating Partnerships (Note D)	-	457,440

Expenses
Professional fees	17,973	16,053
Fund management fee, net (Note C)	54,348	54,489
General and administrative expenses	6,103	4,489

	78,424	75,031

NET INCOME (LOSS)	$(76,989)	$382,568

Net income (loss) allocated to assignees	$(76,219)	$378,742

Net income (loss) allocated to general partner	$(770)	$3,826

Net income (loss) per BAC	$(.03)	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2016	2015

Income
Interest income	$850	$374
Other income	421	-

	1,271	374

Share of income (loss) from Operating Partnerships (Note D)	-	3,214,695

Expenses
Professional fees	19,287	18,278
Fund management fee, net (Note C)	36,417	48,684
General and administrative expenses	6,209	4,298

	61,913	71,260

NET INCOME (LOSS)	$(60,642)	$3,143,809

Net income (loss) allocated to assignees	$(60,036)	$3,112,371

Net income (loss) allocated to general partner	$(606)	$31,438

Net income (loss) per BAC	$(.02)	$1.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2016	2015

Income
Interest income	$1,122	$350
Other income	-	385

	1,122	735

Share of income (loss) from Operating Partnerships (Note D)	-	2,492,094

Expenses
Professional fees	20,142	19,107
Fund management fee, net (Note C)	50,345	61,071
General and administrative expenses	7,109	4,907

	77,596	85,085

NET INCOME (LOSS)	$(76,474)	$2,407,744

Net income (loss) allocated to assignees	$(75,709)	$2,383,667

Net income (loss) allocated to general partner	$(765)	$24,077

Net income (loss) per BAC	$(.02)	$.66

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2016	2015

Income
Interest income	$13	$4
Other income	981	2,769

	994	2,773

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,661	11,304
Fund management fee, net (Note C)	58,769	62,657
General and administrative expenses	5,744	3,831

	75,174	77,792

NET INCOME (LOSS)	$(74,180)	$(75,019)

Net income (loss) allocated to assignees	$(73,438)	$(74,269)

Net income (loss) allocated to general partner	$(742)	$(750)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2016	2015

Income
Interest income	$355	$49
Other income	3,048	4,353

	3,403	4,402

Share of income (loss) from Operating Partnerships (Note D)	-	(25,484)

Expenses
Professional fees	21,698	25,397
Fund management fee, net (Note C)	68,800	60,553
General and administrative expenses	7,199	4,790

	97,697	90,740

NET INCOME (LOSS)	$(94,294)	$(111,822)

Net income (loss) allocated to assignees	$(93,351)	$(110,704)

Net income (loss) allocated to general partner	$(943)	$(1,118)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2016	2015

Income
Interest income	$90	$147
Other income	16,448	13,347

	16,538	13,494

Share of income (loss) from Operating Partnerships (Note D)	-	(69,940)

Expenses
Professional fees	15,360	18,471
Fund management fee, net (Note C)	56,089	49,650
General and administrative expenses	6,141	4,288

	77,590	72,409

NET INCOME (LOSS)	$(61,052)	$(128,855)

Net income (loss) allocated to assignees	$(60,441)	$(127,566)

Net income (loss) allocated to general partner	$(611)	$(1,289)

Net income (loss) per BAC	$(.02)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2016	2015

Income
Interest income	$26,477	$28,305
Other income	193,183	323,723

	219,660	352,028

Share of income (loss) from Operating Partnerships (Note D)	10,413,293	11,871,653

Expenses
Professional fees	580,410	533,951
Fund management fee, net (Note C)	1,262,700	1,708,377
General and administrative expenses	294,488	202,013

	2,137,598	2,444,341

NET INCOME (LOSS)	$8,495,355	$9,779,340

Net income (loss) allocated to assignees	$8,410,400	$9,681,545

Net income (loss) allocated to general partner	$84,955	$97,795

Net income (loss) per BAC	$.10	$.12

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2016	2015

Income
Interest income	$221	$266
Other income	-	-

	221	266

Share of income (loss) from Operating Partnerships (Note D)	138,000	-

Expenses
Professional fees	11,716	17,442
Fund management fee, net (Note C)	12,873	14,959
General and administrative expenses	12,496	8,681

	37,085	41,082

NET INCOME (LOSS)	$101,136	$(40,816)

Net income (loss) allocated to assignees	$100,125	$(40,408)

Net income (loss) allocated to general partner	$1,011	$(408)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2016	2015

Income
Interest income	$380	$226
Other income	859	-

	1,239	226

Share of income (loss) from Operating Partnerships (Note D)	-	326,273

Expenses
Professional fees	12,719	11,912
Fund management fee, net (Note C)	3,385	15,666
General and administrative expenses	9,091	6,368

	25,195	33,946

NET INCOME (LOSS)	$(23,956)	$292,553

Net income (loss) allocated to assignees	$(23,716)	$289,627

Net income (loss) allocated to general partner	$(240)	$2,926

Net income (loss) per BAC	$(.01)	$.15

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2016	2015

Income
Interest income	$205	$78
Other income	-	433

	205	511

Share of income (loss) from Operating Partnerships (Note D)	-	232,989

Expenses
Professional fees	14,659	16,067
Fund management fee, net (Note C)	14,104	20,460
General and administrative expenses	10,594	7,367

	39,357	43,894

NET INCOME (LOSS)	$(39,152)	$189,606

Net income (loss) allocated to assignees	$(38,760)	$187,710

Net income (loss) allocated to general partner	$(392)	$1,896

Net income (loss) per BAC	$(.02)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2016	2015

Income
Interest income	$165	$136
Other income	-	1,299

	165	1,435

Share of income (loss) from Operating Partnerships (Note D)	3,550	215,459

Expenses
Professional fees	18,081	18,037
Fund management fee, net (Note C)	13,742	18,976
General and administrative expenses	12,083	8,403

	43,906	45,416

NET INCOME (LOSS)	$(40,191)	$171,478

Net income (loss) allocated to assignees	$(39,789)	$169,763

Net income (loss) allocated to general partner	$(402)	$1,715

Net income (loss) per BAC	$(.01)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2016	2015

Income
Interest income	$210	$1,348
Other income	3,742	2,180

	3,952	3,528

Share of income (loss) from Operating Partnerships (Note D)	-	16,675

Expenses
Professional fees	13,150	15,489
Fund management fee, net (Note C)	20,548	21,652
General and administrative expenses	10,679	7,280

	44,377	44,421

NET INCOME (LOSS)	$(40,425)	$(24,218)

Net income (loss) allocated to assignees	$(40,021)	$(23,976)

Net income (loss) allocated to general partner	$(404)	$(242)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2016	2015

Income
Interest income	$175	$5,698
Other income	10,162	10,162

	10,337	15,860

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,658	14,915
Fund management fee, net (Note C)	6,158	10,926
General and administrative expenses	12,438	8,167

	30,254	34,008

NET INCOME (LOSS)	$(19,917)	$(18,148)

Net income (loss) allocated to assignees	$(19,718)	$(17,967)

Net income (loss) allocated to general partner	$(199)	$(181)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2016	2015

Income
Interest income	$578	$2,808
Other income	1,216	2,363

	1,794	5,171

Share of income (loss) from Operating Partnerships (Note D)	18,500	59,000

Expenses
Professional fees	22,459	29,093
Fund management fee, net (Note C)	43,486	49,544
General and administrative expenses	14,942	9,465

	80,887	88,102

NET INCOME (LOSS)	$(60,593)	$(23,931)

Net income (loss) allocated to assignees	$(59,987)	$(23,692)

Net income (loss) allocated to general partner	$(606)	$(239)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2016	2015

Income
Interest income	$3,940	$1,608
Other income	6,000	-

	9,940	1,608

Share of income (loss) from Operating Partnerships (Note D)	3,016,000	-

Expenses
Professional fees	67,836	17,644
Fund management fee, net (Note C)	52,224	64,716
General and administrative expenses	9,889	7,363

	129,949	89,723

NET INCOME (LOSS)	$2,895,991	$(88,115)

Net income (loss) allocated to assignees	$2,867,031	$(87,234)

Net income (loss) allocated to general partner	$28,960	$(881)

Net income (loss) per BAC	$1.17	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2016	2015

Income
Interest income	$607	$9,218
Other income	7,976	11,253

	8,583	20,471

Share of income (loss) from Operating Partnerships (Note D)	5,000	1,197,000

Expenses
Professional fees	19,372	26,434
Fund management fee, net (Note C)	18,991	46,344
General and administrative expenses	13,669	8,855

	52,032	81,633

NET INCOME (LOSS)	$(38,449)	$1,135,838

Net income (loss) allocated to assignees	$(38,065)	$1,124,480

Net income (loss) allocated to general partner	$(384)	$11,358

Net income (loss) per BAC	$(.01)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2016	2015

Income
Interest income	$457	$479
Other income	-	50,000

	457	50,479

Share of income (loss) from Operating Partnerships (Note D)	-	199,000

Expenses
Professional fees	60,962	24,769
Fund management fee, net (Note C)	37,389	36,807
General and administrative expenses	12,709	8,671

	111,060	70,247

NET INCOME (LOSS)	$(110,603)	$179,232

Net income (loss) allocated to assignees	$(109,497)	$177,440

Net income (loss) allocated to general partner	$(1,106)	$1,792

Net income (loss) per BAC	$(.03)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2016	2015

Income
Interest income	$363	$398
Other income	1,243	1,522

	1,606	1,920

Share of income (loss) from Operating Partnerships (Note D)	-	261,461

Expenses
Professional fees	18,164	22,403
Fund management fee, net (Note C)	27,026	40,201
General and administrative expenses	9,758	6,911

	54,948	69,515

NET INCOME (LOSS)	$(53,342)	$193,866

Net income (loss) allocated to assignees	$(52,809)	$191,927

Net income (loss) allocated to general partner	$(533)	$1,939

Net income (loss) per BAC	$(.02)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2016	2015

Income
Interest income	$1,432	$1,375
Other income	590	590

	2,022	1,965

Share of income (loss) from Operating Partnerships (Note D)	-	1,256,102

Expenses
Professional fees	22,974	25,952
Fund management fee, net (Note C)	69,542	78,855
General and administrative expenses	12,579	8,996

	105,095	113,803

NET INCOME (LOSS)	$(103,073)	$1,144,264

Net income (loss) allocated to assignees	$(102,042)	$1,132,821

Net income (loss) allocated to general partner	$(1,031)	$11,443

Net income (loss) per BAC	$(.02)	$.26

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2016	2015

Income
Interest income	$1,019	$211
Other income	1,800	5,550

	2,819	5,761

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,146	20,645
Fund management fee, net (Note C)	72,700	106,744
General and administrative expenses	12,910	8,988

	102,756	136,377

NET INCOME (LOSS)	$(99,937)	$(130,616)

Net income (loss) allocated to assignees	$(98,938)	$(129,310)

Net income (loss) allocated to general partner	$(999)	$(1,306)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2016	2015

Income
Interest income	$1,101	$562
Other income	1,800	5,550

	2,901	6,112

Share of income (loss) from Operating Partnerships (Note D)	-	1,097,000

Expenses
Professional fees	13,945	15,697
Fund management fee, net (Note C)	25,126	33,631
General and administrative expenses	9,562	6,621

	48,633	55,949

NET INCOME (LOSS)	$(45,732)	$1,047,163

Net income (loss) allocated to assignees	$(45,275)	$1,036,691

Net income (loss) allocated to general partner	$(457)	$10,472

Net income (loss) per BAC	$(.02)	$.39

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2016	2015

Income
Interest income	$799	$430
Other income	13,230	18,302

	14,029	18,732

Share of income (loss) from Operating Partnerships (Note D)	242,500	37,000

Expenses
Professional fees	16,764	19,327
Fund management fee, net (Note C)	16,469	58,054
General and administrative expenses	10,908	7,679

	44,141	85,060

NET INCOME (LOSS)	$212,388	$(29,328)

Net income (loss) allocated to assignees	$210,264	$(29,035)

Net income (loss) allocated to general partner	$2,124	$(293)

Net income (loss) per BAC	$.06	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2016	2015

Income
Interest income	$3,914	$549
Other income	4,893	11,037

	8,807	11,586

Share of income (loss) from Operating Partnerships (Note D)	2,380,752	972,250

Expenses
Professional fees	16,880	16,699
Fund management fee, net (Note C)	11,999	63,179
General and administrative expenses	10,988	7,548

	39,867	87,426

NET INCOME (LOSS)	$2,349,692	$896,410

Net income (loss) allocated to assignees	$2,326,195	$887,446

Net income (loss) allocated to general partner	$23,497	$8,964

Net income (loss) per BAC	$.71	$.27

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2016	2015

Income
Interest income	$1,877	$510
Other income	6,425	2,683

	8,302	3,193

Share of income (loss) from Operating Partnerships (Note D)	2,503,252	-

Expenses
Professional fees	15,981	15,218
Fund management fee, net (Note C)	(10,582)	63,498
General and administrative expenses	8,764	6,269

	14,163	84,985

NET INCOME (LOSS)	$2,497,391	$(81,792)

Net income (loss) allocated to assignees	$2,472,417	$(80,974)

Net income (loss) allocated to general partner	$24,974	$(818)

Net income (loss) per BAC	$1.18	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2016	2015

Income
Interest income	$854	$355
Other income	4,811	9,240

	5,665	9,595

Share of income (loss) from Operating Partnerships (Note D)	1,934,639	-

Expenses
Professional fees	13,128	14,421
Fund management fee, net (Note C)	63,237	75,146
General and administrative expenses	9,038	6,424

	85,403	95,991

NET INCOME (LOSS)	$1,854,901	$(86,396)

Net income (loss) allocated to assignees	$1,836,352	$(85,532)

Net income (loss) allocated to general partner	$18,549	$(864)

Net income (loss) per BAC	$.73	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2016	2015

Income
Interest income	$313	$145
Other income	47,791	4,355

	48,104	4,500

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,695	15,777
Fund management fee, net (Note C)	59,718	81,066
General and administrative expenses	9,343	6,621

	85,756	103,464

NET INCOME (LOSS)	$(37,652)	$(98,964)

Net income (loss) allocated to assignees	$(37,275)	$(97,974)

Net income (loss) allocated to general partner	$(377)	$(990)

Net income (loss) per BAC	$(.01)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2016	2015

Income
Interest income	$275	$180
Other income	660	3,160

	935	3,340

Share of income (loss) from Operating Partnerships (Note D)	122,100	-

Expenses
Professional fees	15,991	15,570
Fund management fee, net (Note C)	33,297	58,770
General and administrative expenses	8,585	6,197

	57,873	80,537

NET INCOME (LOSS)	$65,162	$(77,197)

Net income (loss) allocated to assignees	$64,510	$(76,425)

Net income (loss) allocated to general partner	$652	$(772)

Net income (loss) per BAC	$.03	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2016	2015

Income
Interest income	$236	$55
Other income	-	-

	236	55

Share of income (loss) from Operating Partnerships (Note D)	49,000	-

Expenses
Professional fees	20,637	19,400
Fund management fee, net (Note C)	64,051	97,833
General and administrative expenses	9,209	6,111

	93,897	123,344

NET INCOME (LOSS)	$(44,661)	$(123,289)

Net income (loss) allocated to assignees	$(44,214)	$(122,056)

Net income (loss) allocated to general partner	$(447)	$(1,233)

Net income (loss) per BAC	$(.02)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2016	2015

Income
Interest income	$356	$288
Other income	1,302	36,109

	1,658	36,397

Share of income (loss) from Operating Partnerships (Note D)	-	457,440

Expenses
Professional fees	23,600	21,348
Fund management fee, net (Note C)	104,547	95,209
General and administrative expenses	10,143	7,300

	138,290	123,857

NET INCOME (LOSS)	$(136,632)	$369,980

Net income (loss) allocated to assignees	$(135,266)	$366,280

Net income (loss) allocated to general partner	$(1,366)	$3,700

Net income (loss) per BAC	$(.05)	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2016	2015

Income
Interest income	$2,890	$518
Other income	421	66,129

	3,311	66,647

Share of income (loss) from Operating Partnerships (Note D)	-	3,214,695

Expenses
Professional fees	25,232	23,903
Fund management fee, net (Note C)	78,419	88,912
General and administrative expenses	10,008	6,888

	113,659	119,703

NET INCOME (LOSS)	$(110,348)	$3,161,639

Net income (loss) allocated to assignees	$(109,245)	$3,130,023

Net income (loss) allocated to general partner	$(1,103)	$31,616

Net income (loss) per BAC	$(.04)	$1.14

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2016	2015

Income
Interest income	$3,168	$479
Other income	1,759	39,732

	4,927	40,211

Share of income (loss) from Operating Partnerships (Note D)	-	2,492,094

Expenses
Professional fees	26,474	25,062
Fund management fee, net (Note C)	81,996	105,193
General and administrative expenses	11,496	7,819

	119,966	138,074

NET INCOME (LOSS)	$(115,039)	$2,394,231

Net income (loss) allocated to assignees	$(113,889)	$2,370,289

Net income (loss) allocated to general partner	$(1,150)	$23,942

Net income (loss) per BAC	$(.03)	$.65

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2016	2015

Income
Interest income	$24	$6
Other income	14,630	2,769

	14,654	2,775

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,963	15,279
Fund management fee, net (Note C)	120,239	126,314
General and administrative expenses	9,537	6,301

	144,739	147,894

NET INCOME (LOSS)	$(130,085)	$(145,119)

Net income (loss) allocated to assignees	$(128,784)	$(143,668)

Net income (loss) allocated to general partner	$(1,301)	$(1,451)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2016	2015

Income
Interest income	$667	$91
Other income	31,874	25,958

	32,541	26,049

Share of income (loss) from Operating Partnerships (Note D)	-	(39,009)

Expenses
Professional fees	28,932	32,342
Fund management fee, net (Note C)	108,920	129,066
General and administrative expenses	12,565	7,742

	150,417	169,150

NET INCOME (LOSS)	$(117,876)	$(182,110)

Net income (loss) allocated to assignees	$(116,697)	$(180,289)

Net income (loss) allocated to general partner	$(1,179)	$(1,821)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2016	2015

Income
Interest income	$251	$288
Other income	29,999	13,347

	30,250	13,635

Share of income (loss) from Operating Partnerships (Note D)	-	(123,776)

Expenses
Professional fees	20,292	23,106
Fund management fee, net (Note C)	113,096	106,656
General and administrative expenses	10,505	6,978

	143,893	136,740

NET INCOME (LOSS)	$(113,643)	$(246,881)

Net income (loss) allocated to assignees	$(112,507)	$(244,412)

Net income (loss) allocated to general partner	$(1,136)	$(2,469)

Net income (loss) per BAC	$(.04)	$(.08)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(21,290,383)	$(7,328,718)	$(28,619,101)

Net income (loss)	8,410,400	84,955	8,495,355

Partners' capital (deficit), September 30, 2016	$(12,879,983)	$(7,243,763)	$(20,123,746)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2016	$(940,299)	$(320,864)	$(1,261,163)

Net income (loss)	100,125	1,011	101,136

Partners' capital (deficit), September 30, 2016	$(840,174)	$(319,853)	$(1,160,027)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2016	$(862,894)	$(172,303)	$(1,035,197)

Net income (loss)	(23,716)	(240)	(23,956)

Partners' capital (deficit), September 30, 2016	$(886,610)	$(172,543)	$(1,059,153)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2016	$(2,279,715)	$(244,324)	$(2,524,039)

Net income (loss)	(38,760)	(392)	(39,152)

Partners' capital (deficit), September 30, 2016	$(2,318,475)	$(244,716)	$(2,563,191)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2016	$(1,529,462)	$(303,173)	$(1,832,635)

Net income (loss)	(39,789)	(402)	(40,191)

Partners' capital (deficit), September 30, 2016	$(1,569,251)	$(303,575)	$(1,872,826)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2016	$676,778	$(174,226)	$502,552

Net income (loss)	(40,021)	(404)	(40,425)

Partners' capital (deficit), September 30, 2016	$636,757	$(174,630)	$462,127

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2016	$616,693	$(219,646)	$397,047

Net income (loss)	(19,718)	(199)	(19,917)

Partners' capital (deficit), September 30, 2016	$596,975	$(219,845)	$377,130

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2016	$1,114,701	$(310,299)	$804,402

Net income (loss)	(59,987)	(606)	(60,593)

Partners' capital (deficit), September 30, 2016	$1,054,714	$(310,905)	$743,809

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2016	$1,097,087	$(197,451)	$899,636

Net income (loss)	2,867,031	28,960	2,895,991

Partners' capital (deficit), September 30, 2016	$3,964,118	$(168,491)	$3,795,627

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2016	$1,149,995	$(273,068)	$876,927

Net income (loss)	(38,065)	(384)	(38,449)

Partners' capital (deficit), September 30, 2016	$1,111,930	$(273,452)	$838,478

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2016	$(2,599,655)	$(368,327)	$(2,967,982)

Net income (loss)	(109,497)	(1,106)	(110,603)

Partners' capital (deficit), September 30, 2016	$(2,709,152)	$(369,433)	$(3,078,585)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2016	$(1,132,351)	$(240,787)	$(1,373,138)

Net income (loss)	(52,809)	(533)	(53,342)

Partners' capital (deficit), September 30, 2016	$(1,185,160)	$(241,320)	$(1,426,480)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2016	$1,673,651	$(366,184)	$1,307,467

Net income (loss)	(102,042)	(1,031)	(103,073)

Partners' capital (deficit), September 30, 2016	$1,571,609	$(367,215)	$1,204,394

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2016	$(1,883,110)	$(429,489)	$(2,312,599)

Net income (loss)	(98,938)	(999)	(99,937)

Partners' capital (deficit), September 30, 2016	$(1,982,048)	$(430,488)	$(2,412,536)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2016	$(593,876)	$(234,059)	$(827,935)

Net income (loss)	(45,275)	(457)	(45,732)

Partners' capital (deficit), September 30, 2016	$(639,151)	$(234,516)	$(873,667)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2016	$(2,599,579)	$(329,682)	$(2,929,261)

Net income (loss)	210,264	2,124	212,388

Partners' capital (deficit), September 30, 2016	$(2,389,315)	$(327,558)	$(2,716,873)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2016	$(510,977)	$(290,035)	$(801,012)

Net income (loss)	2,326,195	23,497	2,349,692

Partners' capital (deficit), September 30, 2016	$1,815,218	$(266,538)	$1,548,680

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2016	$(263,566)	$(183,130)	$(446,696)

Net income (loss)	2,472,417	24,974	2,497,391

Partners' capital (deficit), September 30, 2016	$2,208,851	$(158,156)	$2,050,695

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2016	$(2,060,600)	$(238,556)	$(2,299,156)

Net income (loss)	1,836,352	18,549	1,854,901

Partners' capital (deficit), September 30, 2016	$(224,248)	$(220,007)	$(444,255)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2016	$(1,456,733)	$(235,204)	$(1,691,937)

Net income (loss)	(37,275)	(377)	(37,652)

Partners' capital (deficit), September 30, 2016	$(1,494,008)	$(235,581)	$(1,729,589)

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2016	$(1,255,309)	$(211,107)	$(1,466,416)

Net income (loss)	64,510	652	65,162

Partners' capital (deficit), September 30, 2016	$(1,190,799)	$(210,455)	$(1,401,254)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2016	$(2,108,202)	$(248,511)	$(2,356,713)

Net income (loss)	(44,214)	(447)	(44,661)

Partners' capital (deficit), September 30, 2016	$(2,152,416)	$(248,958)	$(2,401,374)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2016	$(2,552,052)	$(277,464)	$(2,829,516)

Net income (loss)	(135,266)	(1,366)	(136,632)

Partners' capital (deficit), September 30, 2016	$(2,687,318)	$(278,830)	$(2,966,148)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2016	$1,500,294	$(228,217)	$1,272,077

Net income (loss)	(109,245)	(1,103)	(110,348)

Partners' capital (deficit), September 30, 2016	$1,391,049	$(229,320)	$1,161,729

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2016	$132,554	$(323,430)	$(190,876)

Net income (loss)	(113,889)	(1,150)	(115,039)

Partners' capital (deficit), September 30, 2016	$18,665	$(324,580)	$(305,915)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2016	$(2,026,484)	$(260,316)	$(2,286,800)

Net income (loss)	(128,784)	(1,301)	(130,085)

Partners' capital (deficit), September 30, 2016	$(2,155,268)	$(261,617)	$(2,416,885)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2016	$(1,470,231)	$(372,085)	$(1,842,316)

Net income (loss)	(116,697)	(1,179)	(117,876)

Partners' capital (deficit), September 30, 2016	$(1,586,928)	$(373,264)	$(1,960,192)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2016	$(1,127,041)	$(276,781)	$(1,403,822)

Net income (loss)	(112,507)	(1,136)	(113,643)

Partners' capital (deficit), September 30, 2016	$(1,239,548)	$(277,917)	$(1,517,465)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2016	2015

Cash flows from operating activities:

Net income (loss)	$8,495,355	$9,779,340
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	(10,413,293)	(11,871,653)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(13,985)	69,197
Decrease (Increase) in other assets	-	(34,950)
(Decrease) Increase in accounts payable affiliates	(7,802,053)	(3,179,723)

Net cash (used in) provided by operating activities	(9,733,976)	(5,234,200)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	10,413,293	12,273,745

Net cash (used in) provided by investing activities	10,413,293	12,273,745

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	679,317	7,039,545

Cash and cash equivalents, beginning	21,728,069	23,720,352

Cash and cash equivalents, ending	$22,407,386	$30,759,897

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2016	2015

Cash flows from operating activities:

Net income (loss)	$101,136	$(40,816)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(138,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	13,773	(79,104)

Net cash (used in) provided by operating activities	(20,091)	(119,920)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	138,000	-

Net cash (used in) provided by investing activities	138,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	117,909	(119,920)

Cash and cash equivalents, beginning	180,896	310,195

Cash and cash equivalents, ending	$298,805	$190,275

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(23,956)	$292,553
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(326,273)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	3,000
(Decrease) Increase in accounts payable affiliates	(144,564)	17,717

Net cash (used in) provided by operating activities	(168,520)	(18,003)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	326,273

Net cash (used in) provided by investing activities	-	326,273

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(168,520)	308,270

Cash and cash equivalents, beginning	425,168	127,394

Cash and cash equivalents, ending	$256,648	$435,664

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(39,152)	$189,606
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(232,989)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,263
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	14,604	24,771

Net cash (used in) provided by operating activities	(24,548)	(17,349)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	232,296

Net cash (used in) provided by investing activities	-	232,296

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(24,548)	214,947

Cash and cash equivalents, beginning	295,650	117,048

Cash and cash equivalents, ending	$271,102	$331,995

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(40,191)	$171,478
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,550)	(215,459)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,167
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	18,822	34,205

Net cash (used in) provided by operating activities	(24,919)	(8,609)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,550	215,459

Net cash (used in) provided by investing activities	3,550	215,459

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,369)	206,850

Cash and cash equivalents, beginning	219,677	205,359

Cash and cash equivalents, ending	$198,308	$412,209

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(40,425)	$(24,218)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(16,675)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,335)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(40,425)	(47,228)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	96,715

Net cash (used in) provided by investing activities	-	96,715

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,425)	49,487

Cash and cash equivalents, beginning	502,552	1,005,871

Cash and cash equivalents, ending	$462,127	$1,055,358

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(19,917)	$(18,148)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	688	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(19,229)	(18,148)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(19,229)	(18,148)

Cash and cash equivalents, beginning	395,797	3,811,919

Cash and cash equivalents, ending	$376,568	$3,793,771

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(60,593)	$(23,931)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(18,500)	(59,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,000	(15,507)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(75,093)	(98,438)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	18,500	128,000

Net cash (used in) provided by investing activities	18,500	128,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,593)	29,562

Cash and cash equivalents, beginning	809,362	3,013,320

Cash and cash equivalents, ending	$752,769	$3,042,882

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,895,991	$(88,115)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,016,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(116,009)	(88,115)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,016,000	-

Net cash (used in) provided by investing activities	3,016,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,899,991	(88,115)

Cash and cash equivalents, beginning	899,636	1,051,663

Cash and cash equivalents, ending	$3,799,627	$963,548

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(38,449)	$1,135,838
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(5,000)	(1,197,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	(3,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(50,949)	(64,162)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,000	1,197,000

Net cash (used in) provided by investing activities	5,000	1,197,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(45,949)	1,132,838

Cash and cash equivalents, beginning	884,427	5,774,634

Cash and cash equivalents, ending	$838,478	$6,907,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(110,603)	$179,232
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(199,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(112,407)	(231,727)

Net cash (used in) provided by operating activities	(223,010)	(252,995)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	199,000

Net cash (used in) provided by investing activities	-	199,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(223,010)	(53,995)

Cash and cash equivalents, beginning	618,758	501,274

Cash and cash equivalents, ending	$395,748	$447,279

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(53,342)	$193,866
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(261,461)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	6,484
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	34,842	(25,379)

Net cash (used in) provided by operating activities	(18,500)	(86,490)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	312,461

Net cash (used in) provided by investing activities	-	312,461

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,500)	225,971

Cash and cash equivalents, beginning	304,293	322,775

Cash and cash equivalents, ending	$285,793	$548,746

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(103,073)	$1,144,264
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,256,102)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,000)	6,075
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(2,748,408)

Net cash (used in) provided by operating activities	(106,073)	(2,854,171)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,256,102

Net cash provided by investing activities	-	1,256,102

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(106,073)	(1,598,069)

Cash and cash equivalents, beginning	1,351,761	3,106,480

Cash and cash equivalents, ending	$1,245,688	$1,508,411

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(99,937)	$(130,616)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,000)	(993)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(670,630)	(5,172)

Net cash (used in) provided by operating activities	(777,567)	(136,781)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(777,567)	(136,781)

Cash and cash equivalents, beginning	1,061,685	354,807

Cash and cash equivalents, ending	$284,118	$218,026

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(45,732)	$1,047,163
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,097,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(650)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(867,204)	(67,608)

Net cash (used in) provided by operating activities	(912,936)	(118,095)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,097,000

Net cash (used in) provided by investing activities	-	1,097,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(912,936)	978,905

Cash and cash equivalents, beginning	1,266,455	281,704

Cash and cash equivalents, ending	$353,519	$1,260,609

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2016	2015

Cash flows from operating activities:

Net income (loss)	$212,388	$(29,328)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(242,500)	(37,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,802)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(249,331)	(492,973)

Net cash (used in) provided by operating activities	(279,443)	(565,103)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	242,500	37,000

Net cash (used in) provided by investing activities	242,500	37,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(36,943)	(528,103)

Cash and cash equivalents, beginning	674,173	838,027

Cash and cash equivalents, ending	$637,230	$309,924

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,349,692	$896,410
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,380,752)	(972,250)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,408,645)	70,097

Net cash (used in) provided by operating activities	(1,439,705)	(7,243)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,380,752	972,250

Net cash (used in) provided by investing activities	2,380,752	972,250

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	941,047	965,007

Cash and cash equivalents, beginning	1,693,223	231,626

Cash and cash equivalents, ending	$2,634,270	$1,196,633

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,497,391	$(81,792)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,503,252)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(540,283)	41,240

Net cash (used in) provided by operating activities	(548,644)	(40,552)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,503,252	-

Net cash (used in) provided by investing activities	2,503,252	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,954,608	(40,552)

Cash and cash equivalents, beginning	979,340	430,583

Cash and cash equivalents, ending	$2,933,948	$390,031

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2016	2015

Cash flows from operating activities:

Net income (loss)	$1,854,901	$(86,396)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,934,639)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,024)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	73,755	78,660

Net cash (used in) provided by operating activities	(5,983)	(8,760)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,934,639	-

Net cash (used in) provided by investing activities	1,934,639	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,928,656	(8,760)

Cash and cash equivalents, beginning	340,689	345,467

Cash and cash equivalents, ending	$2,269,345	$336,707

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(37,652)	$(98,964)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,779)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,451	57,200

Net cash (used in) provided by operating activities	(980)	(41,764)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(980)	(41,764)

Cash and cash equivalents, beginning	333,474	280,864

Cash and cash equivalents, ending	$332,494	$239,100

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2016	2015

Cash flows from operating activities:

Net income (loss)	$65,162	$(77,197)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(122,100)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,106	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(65,277)	32,971

Net cash (used in) provided by operating activities	(118,109)	(44,226)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	122,100	-

Net cash (used in) provided by investing activities	122,100	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,991	(44,226)

Cash and cash equivalents, beginning	313,691	166,118

Cash and cash equivalents, ending	$317,682	$121,892

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(44,661)	$(123,289)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(49,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(214,396)	103,890

Net cash (used in) provided by operating activities	(313,057)	(19,399)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	49,000	-

	-	-
Net cash (used in) provided by investing activities	49,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(264,057)	(19,399)

Cash and cash equivalents, beginning	510,705	97,731

Cash and cash equivalents, ending	$246,648	$78,332

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(136,632)	$369,980
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(457,440)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,782
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	12,296	(243,137)

Net cash (used in) provided by operating activities	(124,336)	(321,815)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	457,440

Net cash (used in) provided by investing activities	-	457,440

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(124,336)	135,625

Cash and cash equivalents, beginning	331,029	158,957

Cash and cash equivalents, ending	$206,693	$294,582

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(110,348)	$3,161,639
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(3,214,695)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	47,686
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,055,300)	(264,463)

Net cash (used in) provided by operating activities	(2,165,648)	(269,833)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	3,254,655

Net cash (used in) provided by investing activities	-	3,254,655

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,165,648)	2,984,822

Cash and cash equivalents, beginning	3,412,757	420,023

Cash and cash equivalents, ending	$1,247,109	$3,404,845

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(115,039)	$2,394,231
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(2,492,094)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	39,051
Decrease (Increase) in other assets	-	2,827
(Decrease) Increase in accounts payable affiliates	(2,087,484)	90,722

Net cash (used in) provided by operating activities	(2,202,523)	34,737

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,492,094

Net cash (used in) provided by investing activities	-	2,492,094

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,202,523)	2,526,831

Cash and cash equivalents, beginning	2,886,991	354,147

Cash and cash equivalents, ending	$684,468	$2,880,978

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(130,085)	$(145,119)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(40,777)
(Decrease) Increase in accounts payable affiliates	129,620	181,106

Net cash (used in) provided by operating activities	(465)	(4,790)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(465)	(4,790)

Cash and cash equivalents, beginning	44,503	9,744

Cash and cash equivalents, ending	$44,038	$4,954

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(117,876)	$(182,110)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	39,009
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	149,541	145,905

Net cash (used in) provided by operating activities	31,665	2,804

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	31,665	2,804

Cash and cash equivalents, beginning	748,100	147,398

Cash and cash equivalents, ending	$779,765	$150,202

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(113,643)	$(246,881)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	-	123,776
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	124,764	99,764

Net cash (used in) provided by operating activities	11,121	(19,752)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,121	(19,752)

Cash and cash equivalents, beginning	243,277	255,224

Cash and cash equivalents, ending	$254,398	$235,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2016
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
September 30, 2016
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2016 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2016 and 2015, are as follows:

	2016	2015
Series 20	$ 5,535	$ 8,238
Series 21	2,718	3,392
Series 22	7,302	11,781
Series 23	9,270	16,523
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	23,269	25,929
Series 27	26,496	38,358
Series 28	8,844	22,389
Series 29	20,547	21,381
Series 30	17,421	22,736
Series 31	37,521	44,853
Series 32	43,080	56,622
Series 33	16,398	16,398
Series 34	18,352	29,661
Series 35	22,065	32,115
Series 36	7,626	33,120
Series 37	34,425	39,330
Series 38	36,936	41,100
Series 39	16,280	31,485
Series 40	34,610	50,004
Series 41	56,148	57,229
Series 42	42,870	49,100
Series 43	57,693	64,027
Series 44	59,769	63,657
Series 45	70,800	70,800
Series 46	62,382	62,382
	$ 756,879	$ 931,132

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2016 and 2015 are as follows:
	2016	2015
Series 20	$ -	$ 95,580
Series 21	150,000	-
Series 24	25,176	25,176
Series 25	11,868	11,868
Series 26	47,986	54,544
Series 27	64,854	76,716
Series 28	26,991	53,844
Series 29	153,500	278,493
Series 30	-	72,630
Series 31	75,042	2,840,263
Series 32	756,790	118,416
Series 33	900,000	53,079
Series 34	291,000	552,727
Series 35	1,460,603	-
Series 36	571,611	25,000
Series 38	32,421	25,000
Series 39	102,774	29,999
Series 40	287,722	-
Series 41	100,000	-
Series 42	2,141,040	153,508
Series 43	2,202,870	50,000
Series 46	-	25,000
	$9,402,248	$4,541,843

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2016 and 2015, the Fund has limited partnership interests in 236 and 277 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2016 and 2015 are as follows:

	2016	2015
Series 20	3	4
Series 21	2	2
Series 22	3	4
Series 23	5	7
Series 24	6	6
Series 25	4	4
Series 26	13	14
Series 27	5	7
Series 28	5	10
Series 29	8	8
Series 30	8	9
Series 31	17	18
Series 32	10	11
Series 33	5	5
Series 34	5	8
Series 35	5	7
Series 36	3	9
Series 37	4	6
Series 38	8	10

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

Series 39	3	9
Series 40	12	16
Series 41	18	18
Series 42	15	15
Series 43	19	19
Series 44	7	8
Series 45	28	28
Series 46	15	15
	236	277

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2016 and 2015, are as follows:
	2016	2015
Series 22	$ -	$ 8,659
Series 29	8,235	8,235
Series 30	105,139	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$578,113	$586,772

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2016 the Fund disposed of twenty two Operating Partnerships. A summary of the dispositions by Series for September 30, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition	Gain on Disposition

Series 20	-	1	$138,000	$138,000
Series 23	1	-	3,550	3,550
Series 26	1	-	18,500	18,500
Series 27	1	1	3,016,000	3,016,000
Series 28	1	-	5,000	5,000
Series 34	2	-	242,500	242,500
Series 35	-	1	2,380,752	2,380,752
Series 36	3	1	2,503,252	2,503,252
Series 37	2	-	1,934,639	1,934,639
Series 39	4	-	122,100	122,100
Series 40	2	-	49,000	49,000
Series 44	-	1	-	-
Total	17	5	$10,413,293	$10,413,293

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
September 30, 2016
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

* Fund proceeds from disposition include $80,040, $69,000, $51,000 and $39,960, for Series 24, Series 26, Series 30 and Series 42, respectively, recorded as a receivable as of March 31, 2015. Fund proceeds from disposition does not include $693 which was due to a write-off of capital contribution payable Series 22.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2016.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2016	2015

Revenues
Rental	$ 36,065,499	$ 45,203,563
Interest and other	1,352,575	1,285,405
	37,418,074	46,488,968

Expenses
Interest	6,268,686	7,888,032
Depreciation and amortization	9,906,888	12,463,273
Operating expenses	26,167,804	30,752,781
	42,343,378	51,104,086

NET LOSS	$ (4,925,304)	$ (4,615,118)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,876,047)	$ (4,568,964)

Net loss allocated to other Partners	$ (49,257)	$ (46,154)

* Amounts include $(4,876,047) and $(4,406,179) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2016	2015
Revenues
Rental	$ 334,521	$ 418,810
Interest and other	17,848	19,006
	352,369	437,816

Expenses
Interest	36,427	47,011
Depreciation and amortization	86,616	101,632
Operating expenses	256,689	310,583
	379,732	459,226

NET LOSS	$ (27,363)	$ (21,410)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (27,089)	$ (21,196)

Net loss allocated to other Partners	$ (274)	$ (214)

* Amounts include $(27,089) and $(21,196) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2016	2015
Revenues
Rental	$ 254,448	$ 315,338
Interest and other	1,593	2,100
	256,041	317,438

Expenses
Interest	26,001	44,646
Depreciation and amortization	41,517	51,789
Operating expenses	189,063	244,856
	256,581	341,291

NET LOSS	$ (540)	$ (23,853)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (535)	$ (23,614)

Net loss allocated to other Partners	$ (5)	$ (239)

* Amounts include $(535) and $(23,614) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2016	2015
Revenues
Rental	$ 253,512	$ 475,615
Interest and other	9,919	11,730
	263,431	487,345

Expenses
Interest	26,537	66,701
Depreciation and amortization	55,366	113,609
Operating expenses	215,687	349,376
	297,590	529,686

NET LOSS	$ (34,159)	$ (42,341)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (33,817)	$ (41,918)

Net loss allocated to other Partners	$ (342)	$ (423)

* Amounts include $(33,817) and $(41,918) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2016	2015
Revenues
Rental	$ 984,595	$ 1,377,593
Interest and other	32,230	42,646
	1,016,825	1,420,239

Expenses
Interest	89,603	157,010
Depreciation and amortization	307,885	324,218
Operating expenses	804,619	1,095,569
	1,202,107	1,576,797

NET LOSS	$ (185,282)	$ (156,558)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (183,428)	$ (154,991)

Net loss allocated to other Partners	$ (1,854)	$ (1,567)

* Amounts include $(183,428) and $(154,991) for 2016 and 2015, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2016	2015
Revenues
Rental	$ 515,358	$ 502,834
Interest and other	9,973	10,154
	525,331	512,988

Expenses
Interest	46,052	47,306
Depreciation and amortization	136,278	137,080
Operating expenses	410,197	418,156
	592,527	602,542

NET LOSS	$ (67,196)	$ (89,554)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (66,524)	$ (88,658)

Net loss allocated to other Partners	$ (672)	$ (896)

* Amounts include $(66,524) and $(88,658) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2016	2015
Revenues
Rental	$ 427,000	$ 434,822
Interest and other	12,744	10,457
	439,744	445,279

Expenses
Interest	55,151	68,232
Depreciation and amortization	78,604	77,664
Operating expenses	328,546	316,742
	462,301	462,638

NET LOSS	$ (22,557)	$ (17,359)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (22,331)	$ (17,185)

Net loss allocated to other Partners	$ (226)	$ (174)

* Amounts include $(22,331) and $(17,185) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2016	2015
Revenues
Rental	$ 1,133,662	$ 1,307,218
Interest and other	24,802	25,613
	1,158,464	1,332,831

Expenses
Interest	181,864	197,728
Depreciation and amortization	288,199	352,022
Operating expenses	1,002,380	1,039,030
	1,472,443	1,588,780

NET LOSS	$ (313,979)	$ (255,949)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (310,839)	$ (253,390)

Net loss allocated to other Partners	$ (3,140)	$ (2,559)

* Amounts include $(310,839) and $(253,390) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2016	2015
Revenues
Rental	$ 1,380,003	$ 2,131,992
Interest and other	6,276	23,304
	1,386,279	2,155,296

Expenses
Interest	239,810	427,512
Depreciation and amortization	309,373	446,408
Operating expenses	944,846	1,293,531
	1,494,029	2,167,451

NET LOSS	$ (107,750)	$ (12,155)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (106,672)	$ (12,033)

Net loss allocated to other Partners	$ (1,078)	$ (122)

* Amounts include $(106,672) and $(12,033) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2016	2015
Revenues
Rental	$ 500,121	$ 1,068,294
Interest and other	9,336	22,268
	509,457	1,090,562

Expenses
Interest	71,995	85,171
Depreciation and amortization	115,386	354,444
Operating expenses	433,166	847,019
	620,547	1,286,634

NET LOSS	$ (111,090)	$ (196,072)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (109,979)	$ (194,111)

Net loss allocated to other Partners	$ (1,111)	$ (1,961)

* Amounts include $(109,979) and $(194,111) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2016	2015
Revenues
Rental	$ 962,895	$ 1,003,232
Interest and other	63,597	64,239
	1,026,492	1,067,471

Expenses
Interest	199,552	189,364
Depreciation and amortization	244,583	274,358
Operating expenses	770,811	797,043
	1,214,946	1,260,765

NET LOSS	$ (188,454)	$ (193,294)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (186,569)	$ (191,361)

Net loss allocated to other Partners	$ (1,885)	$ (1,933)

* Amounts include $(186,569) and $(191,361) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2016	2015
Revenues
Rental	$ 751,561	$ 1,234,713
Interest and other	45,948	24,356
	797,509	1,259,069

Expenses
Interest	91,581	137,653
Depreciation and amortization	202,659	262,136
Operating expenses	610,909	974,484
	905,149	1,374,273

NET LOSS	$ (107,640)	$ (115,204)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (106,564)	$ (114,052)

Net loss allocated to other Partners	$ (1,076)	$ (1,152)

* Amounts include $(106,564) and $(114,052) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2016	2015
Revenues
Rental	$ 1,940,685	$ 2,465,084
Interest and other	174,470	89,374
	2,115,155	2,554,458

Expenses
Interest	196,780	283,455
Depreciation and amortization	567,427	594,205
Operating expenses	1,541,743	1,901,611
	2,305,950	2,779,271

NET LOSS	$ (190,795)	$ (224,813)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (188,887)	$ (222,565)

Net loss allocated to other Partners	$ (1,908)	$ (2,248)

* Amounts include $(188,887) and $(222,565) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2016	2015
Revenues
Rental	$ 1,722,521	$ 2,032,846
Interest and other	159,181	63,023
	1,881,702	2,095,869

Expenses
Interest	268,103	368,226
Depreciation and amortization	537,645	727,641
Operating expenses	1,427,978	1,391,384
	2,233,726	2,487,251

NET LOSS	$ (352,024)	$ (391,382)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (348,504)	$ (387,468)

Net loss allocated to other Partners	$ (3,520)	$ (3,914)

* Amounts include $(348,504) and $(387,468) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2016	2015
Revenues
Rental	$ 687,842	$ 681,965
Interest and other	21,964	17,096
	709,806	699,061

Expenses
Interest	112,698	109,503
Depreciation and amortization	192,599	210,065
Operating expenses	518,800	452,542
	824,097	772,110

NET LOSS	$ (114,291)	$ (73,049)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,148)	$ (72,319)

Net loss allocated to other Partners	$ (1,143)	$ (730)

* Amounts include $(113,148) and $(72,319) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2016	2015
Revenues
Rental	$ 792,078	$ 1,397,775
Interest and other	25,072	37,799
	817,150	1,435,574

Expenses
Interest	121,301	229,624
Depreciation and amortization	214,454	360,388
Operating expenses	618,888	944,799
	954,643	1,534,811

NET LOSS	$ (137,493)	$ (99,237)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (136,118)	$ (98,245)

Net loss allocated to other Partners	$ (1,375)	$ (992)

* Amounts include $(136,118) and $(98,245) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2016	2015
Revenues
Rental	$ 1,175,230	$ 1,578,198
Interest and other	38,304	51,707
	1,213,534	1,629,905

Expenses
Interest	224,588	316,275
Depreciation and amortization	412,269	468,066
Operating expenses	732,303	935,527
	1,369,160	1,719,868

NET LOSS	$ (155,626)	$ (89,963)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (154,070)	$ (89,063)

Net loss allocated to other Partners	$ (1,556)	$ (900)

* Amounts include $(154,070) and $(89,063) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2016	2015
Revenues
Rental	$ 317,822	$ 1,507,446
Interest and other	8,517	25,672
	326,339	1,533,118

Expenses
Interest	57,271	283,848
Depreciation and amortization	97,781	485,787
Operating expenses	243,903	1,023,950
	398,955	1,793,585

NET LOSS	$ (72,616)	$ (260,467)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (71,890)	$ (257,862)

Net loss allocated to other Partners	$ (726)	$ (2,605)

* Amounts include $(71,890) and $(257,862) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2016	2015
Revenues
Rental	$ 1,452,093	$ 1,982,200
Interest and other	58,318	37,642
	1,510,411	2,019,842

Expenses
Interest	306,076	369,232
Depreciation and amortization	459,576	567,481
Operating expenses	1,053,614	1,444,391
	1,819,266	2,381,104

NET LOSS	$ (308,855)	$ (361,262)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (305,766)	$ (357,649)

Net loss allocated to other Partners	$ (3,089)	$ (3,613)

* Amounts include $(305,766) and $(357,649) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2016	2015
Revenues
Rental	$ 1,756,776	$ 1,869,747
Interest and other	45,784	56,081
	1,802,560	1,925,828

Expenses
Interest	304,848	345,016
Depreciation and amortization	420,171	526,055
Operating expenses	1,187,985	1,314,846
	1,913,004	2,185,917

NET LOSS	$ (110,444)	$ (260,089)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (109,340)	$ (257,488)

Net loss allocated to other Partners	$ (1,104)	$ (2,601)

* Amounts include $(109,340) and $(257,488) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2016	2015
Revenues
Rental	$ 746,462	$ 1,358,384
Interest and other	28,669	60,845
	775,131	1,419,229

Expenses
Interest	148,585	246,902
Depreciation and amortization	172,026	386,912
Operating expenses	534,006	1,037,607
	854,617	1,671,421

NET LOSS	$ (79,486)	$ (252,192)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (78,691)	$ (249,670)

Net loss allocated to other Partners	$ (795)	$ (2,522)

* Amounts include $(78,691) and $(249,670) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2016	2015
Revenues
Rental	$ 1,448,000	$ 2,168,775
Interest and other	29,090	67,170
	1,477,090	2,235,945

Expenses
Interest	290,153	446,834
Depreciation and amortization	434,196	697,543
Operating expenses	1,003,602	1,374,402
	1,727,951	2,518,779

NET LOSS	$ (250,861)	$ (282,834)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (248,352)	$ (280,006)

Net loss allocated to other Partners	$ (2,509)	$ (2,828)

* Amounts include $(248,352) and $(280,006) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2016	2015
Revenues
Rental	$ 2,720,284	$ 2,801,800
Interest and other	73,131	91,172
	2,793,415	2,892,972

Expenses
Interest	547,115	542,600
Depreciation and amortization	678,310	721,750
Operating expenses	1,828,142	1,739,882
	3,053,567	3,004,232

NET LOSS	$ (260,152)	$ (111,260)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (257,550)	$ (110,147)

Net loss allocated to other Partners	$ (2,602)	$ (1,113)

* Amounts include $(257,550) and $(110,147) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2016	2015
Revenues
Rental	$ 1,799,442	$ 2,419,424
Interest and other	129,594	120,967
	1,929,036	2,540,391

Expenses
Interest	380,976	502,601
Depreciation and amortization	558,935	709,510
Operating expenses	1,364,820	1,615,686
	2,304,731	2,827,797

NET LOSS	$ (375,695)	$ (287,406)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (371,938)	$ (284,532)

Net loss allocated to other Partners	$ (3,757)	$ (2,874)

* Amounts include $(371,938) and $(284,532) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2016	2015
Revenues
Rental	$ 2,590,713	$ 3,238,064
Interest and other	109,734	119,246
	2,700,447	3,357,310

Expenses
Interest	382,972	498,924
Depreciation and amortization	875,902	994,350
Operating expenses	1,963,968	1,915,389
	3,222,842	3,408,663

NET LOSS	$ (522,395)	$ (51,353)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (517,171)	$ (50,839)

Net loss allocated to other Partners	$ (5,224)	$ (514)

* Amounts include $(517,171) and $(50,839) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2016	2015
Revenues
Rental	$ 2,977,712	$ 2,963,278
Interest and other	77,859	78,935
	3,055,571	3,042,213

Expenses
Interest	722,083	767,046
Depreciation and amortization	727,408	770,821
Operating expenses	1,702,100	1,709,863
	3,151,591	3,247,730

NET LOSS	$ (96,020)	$ (205,517)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (95,060)	$ (203,462)

Net loss allocated to other Partners	$ (960)	$ (2,055)

* Amounts include $(95,060) and $(203,462) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2016	2015
Revenues
Rental	$ 3,583,687	$ 3,612,886
Interest and other	68,543	68,998
	3,652,230	3,681,884

Expenses
Interest	513,990	506,207
Depreciation and amortization	1,005,493	1,002,855
Operating expenses	2,559,633	2,473,948
	4,079,116	3,983,010

NET LOSS	$ (426,886)	$ (301,126)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (422,617)	$ (298,115)

Net loss allocated to other Partners	$ (4,269)	$ (3,011)

* Amounts include $(422,617) and $(259,106) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2016	2015
Revenues
Rental	$ 2,856,476	$ 2,855,230
Interest and other	70,079	43,805
	2,926,555	2,899,035

Expenses
Interest	626,574	603,405
Depreciation and amortization	686,230	744,484
Operating expenses	1,919,406	1,790,565
	3,232,210	3,138,454

NET LOSS	$ (305,655)	$ (239,419)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (302,598)	$ (237,025)

Net loss allocated to other Partners	$ (3,057)	$ (2,394)

* Amounts include $(302,598) and $(113,249) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2016

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

NOTE G - SUBSEQUENT EVENTS

Events that occur after the balance sheet date but before the financial statements were available to be issued must be evaluated for recognition or disclosure.  The effects of subsequent events that provide evidence about conditions that existed at the balance sheet date are recognized in the accompanying financial statements. Subsequent events, which provide evidence about conditions that existed after the balance sheet date, require disclosure in the accompanying notes.  Management evaluated the activity of the Fund through the date the financial statements were issued, and concluded that no subsequent events have occurred that would require recognition in the financial statements or disclosure in the notes to the financial statements.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2016 were $756,879 and total fund management fees accrued as of September 30, 2016 were $40,870,711. During the six months ended September 30, 2016, $9,402,248 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2016, an affiliate of the general partner of the Fund advanced a total of $598,050 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2016, $14,135 was advanced to the Fund from an affiliate of the general partner. The advances made in the six months ended, as well as the total advances made as of September 30, 2016, are as follows:

	Current
	Period	Total

Series 34	$ -	$133,578
Series 39	-	220,455
Series 44	6,194	197,985
Series 45	7,941	46,032
	$ 14,135	$598,050

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,908,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2016.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 21 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2016, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2016, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2016, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2016, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended September 30, 2016, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2016, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 32 of the Operating Partnerships and 13 remain.

Prior to the quarter ended September 30, 2016, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 11 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2016, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 21 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2016, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2016, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of September 30, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2016, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of September 30, 2016. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2016, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2016. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2016, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of September 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2016, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 9 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2016, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 6 of the Operating Partnerships and 5 remain.

Prior to the quarter ended September 30, 2016, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2016, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 3 of the Operating Partnerships and 4 remain.

During the quarter ended September 30, 2016, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2016, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in 6 of the Operating Partnerships and 3 remain. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2016, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 4 of the Operating Partnerships and 12 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2016, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended September 30, 2016, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended September 30, 2016, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2016, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of September 30, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 44

The Fund commenced offering BACs in Series 44 on January 14, 2003. Offers and sales of BACs in Series 44 were completed in April 30, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $20,248,519. Series 44 has since sold its interest in 3 of the Operating Partnerships and 7 remain. In addition, the Fund committed and used $164,164 of Series 44 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended September 30, 2016, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2016, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2016, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2016 and 2015, the Fund held limited partnership interests in 236 and 277 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2016, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,535	$ 200	$ 5,335
Series 21	2,718	1,588	1,130
Series 22	7,302	-	7,302
Series 23	9,270	3,000	6,270
Series 24	12,588	1,438	11,150
Series 25	5,934	5,710	224
Series 26	23,269	3,500	19,769
Series 27	26,496	630	25,866
Series 28	8,844	-	8,844
Series 29	20,547	3,704	16,843
Series 30	17,421	-	17,421
Series 31	37,521	3,000	34,521
Series 32	43,080	3,960	39,120
Series 33	16,398	1,170	15,228
Series 34	18,352	13,200	5,152
Series 35	22,065	2,459	19,606
Series 36	7,626	-	7,626
Series 37	34,425	-	34,425
Series 38	36,936	5,000	31,936
Series 39	16,280	-	16,280
Series 40	34,610	7,775	26,835
Series 41	56,148	1,800	54,348
Series 42	42,870	6,453	36,417
Series 43	57,693	7,348	50,345
Series 44	59,769	1,000	58,769
Series 45	70,800	2,000	68,800
Series 46	62,382	6,293	56,089
	$756,879	$81,228	$675,651

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 13,773	$ 900	$ 12,873
Series 21	5,436	2,051	3,385
Series 22	14,604	500	14,104
Series 23	18,822	5,080	13,742
Series 24	25,176	4,628	20,548
Series 25	11,868	5,710	6,158
Series 26	47,986	4,500	43,486
Series 27	64,854	12,630	52,224
Series 28	26,991	8,000	18,991
Series 29	41,093	3,704	37,389
Series 30	34,842	7,816	27,026
Series 31	75,042	5,500	69,542
Series 32	86,160	13,460	72,700
Series 33	32,796	7,670	25,126
Series 34	41,669	25,200	16,469
Series 35	51,958	39,959	11,999
Series 36	31,328	41,910	(10,582)
Series 37	73,755	10,518	63,237
Series 38	73,872	14,154	59,718
Series 39	37,497	4,200	33,297
Series 40	73,326	9,275	64,051
Series 41	112,296	7,749	104,547
Series 42	85,740	7,321	78,419
Series 43	115,386	33,390	81,996
Series 44	123,426	3,187	120,239
Series 45	141,600	32,680	108,920
Series 46	124,764	11,668	113,096
	$1,586,060	$323,360	$1,262,700

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 20 reflects a net loss from Operating Partnerships of $(27,363) and $(21,410), respectively, which includes depreciation and amortization of $86,616 and $101,632, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2016, the operating general partner of Franklinton Elderly Housing entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $1,655,869, which included the outstanding mortgage balance of approximately $1,514,869 and cash proceeds to the investment partnership of $141,000. Of the total proceeds received by the investment partnership, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $138,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $138,000 as of September 30, 2016.

Series 21

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 21 reflects a net loss from Operating Partnerships of $(540) and $(23,853), respectively, which includes depreciation and amortization of $41,517 and $51,789, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 22 reflects a net loss from Operating Partnerships of $(34,159) and $(42,341), respectively, which includes depreciation and amortization of $55,366 and $113,609, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 23

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 23 reflects a net loss from Operating Partnerships of $(185,282) and $(156,558), respectively, which includes depreciation and amortization of $307,885 and $324,218, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2016, the investment general partner of Boston Capital Tax Credit Fund III - Series 16 and Series 23 transferred their respective interests in Mid City Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $4,890,361 and cash proceeds to the investment partnerships of $124,955 and $4,545, for Series 16 and Series 23, respectively. Of the total proceeds received, $27,340 and $995, for Series 16 and Series 23, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $97,615 and $3,550, for Series 16 and Series 23, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $97,615 and $3,550, for Series 16 and Series 23, respectively, as of June 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Colonna Redevelopment Company

Series 24

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 24 reflects a net loss from Operating Partnerships of $(67,196) and $(89,554), respectively, which includes depreciation and amortization of $136,278 and $137,080, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Overton Associates, L.P.

Series 25

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 25 reflects a net loss from Operating Partnerships of $(22,557) and $(17,359), respectively, which includes depreciation and amortization of $78,604 and $77,664, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 26

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 26 reflects a net loss from Operating Partnerships of $(313,979) and $(255,949), respectively, which includes depreciation and amortization of $288,199 and $352,022, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2016, the investment general partner transferred its interest in Holly Hills Properties, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $794,392 and cash proceeds to the investment partnership of $22,500. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $18,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $18,500 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Brookhaven Apartments Partnership, A LP

Series 27

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 27 reflects a net loss from Operating Partnerships of $(107,750) and $(12,155), respectively, which includes depreciation and amortization of $309,373 and $446,408, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2016, the investment general partner transferred its interest in Sunday Sun Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $794,703 and cash proceeds to the investment partnership of $25,000. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $21,000 were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $21,000 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 28 reflects a net loss from Operating Partnerships of $(111,090) and $(196,072), respectively, which includes depreciation and amortization of $115,386 and $354,444, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of September 30, 2016 and 2015, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 8 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 29 reflects a net loss from Operating Partnerships of $(188,454) and $(193,294), respectively, which includes depreciation and amortization of $244,583 and $274,358, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Lombard Partners, LP (Lombard Heights Apts.) was a 24-unit family property located in Springfield, Missouri. It was sold at a foreclosure sale on July 31, 2008. As a result of the foreclosure, the operating partnership lost remaining credits of $47,840 and experienced recapture and interest penalties of $199,516. This represented a loss of tax credits, and recapture and interest penalties of $12 and $49, respectively, per 1,000 BACs. Following the foreclosure sale, the investment general partner pursued legal action against the operating general partner and guarantors in an effort to recover a portion of the lost tax credits, recapture costs and interest penalties. Counsel for the investment general partner initially needed to resolve jurisdictional issues which ultimately allowed pursuit of the guarantors in Massachusetts. After much legal maneuvering in 2009 thru early 2011, a Massachusetts court approved a damages judgment of $389,043, plus legal costs and interest of $29,726.

As a follow up to the judgment rendered by the Massachusetts court, counsel for the investment general partner filed a motion "in aid of judgment" in mid-April 2011 requesting that the court authorize him to depose the defendants regarding their current financial situation and their ability to pay the aforementioned judgment. In late December 2011, the attorney for the operating general partner and the guarantors filed a motion to quash the aforementioned deposition. This motion was subsequently withdrawn by the attorney for the guarantors on January 12, 2012. On February 28, 2012, new counsel for the operating general partner filed a motion in Missouri to quash the deposition and to stay enforcement of the Massachusetts judgment. On March 1, 2012, the Missouri Court approved the aforementioned motion. This remanded the case back to the Massachusetts court to correct the original judgment. On May 21, 2012, the Massachusetts court denied the operating general partner's motion for relief from judgment and amended the judgment previously entered. At the end of the second quarter of 2012, counsel for the investment general partner was notified by counsel for the operating general partner that it intends to file an appeal of the May 21, 2012 ruling. On June 20, 2012, the Missouri court lifted its stay and authorized commencement of post-judgment discovery.

Counsel for the investment general partner took a deposition from the operating general partner on August 8, 2012 in an effort to ascertain whether the operating general partner had the financial capacity to pay the judgment and penalties that had been awarded. Based on information revealed during the deposition, it appeared that the operating general partner had been depleting its assets via transfers of assets to various family members. Counsel for the investment general partner filed a petition in Missouri Circuit Court on October 30, 2012 arguing that the aforementioned asset transfers were fraudulent, notifying the transferees that the assets they received from the guarantors were transferred to them fraudulently, and requesting that the subject transfers be voided. In late December 2012, the guarantors filed a motion with the court denying that the conveyance of assets was fraudulent. Counsel for the investment general partner responded in early January 2013 by requesting documentation on the asset transfers and explanations from the guarantors as to why the transfers were not fraudulent in nature under the Missouri Uniform Fraudulent Transfer Act. The defendant filed an appeal of the judgment in Massachusetts Court on January 22, 2013. On March 7, 2013, counsel for the investment general partner filed its appeal brief with the Massachusetts Court. The Appellate Court Hearing was held on September 17, 2013. On February 27, 2014, the Appellate Court ruled in favor of the plaintiff (i.e. the investment limited partner) and re-affirmed the March 30, 2011 judgment. With this favorable ruling from the Massachusetts appellate judge counsel for the plaintiff filed a motion in Missouri Court in October 2014 to record the aforementioned judgment and lift the stay. On January 6, 2015, the defendant's counsel confirmed that it was not contesting the judgment and motion to lift the stay. Consequently, the judgement and order to lift the stay were finally approved by the Missouri Court in late February 2015. As a result, the defendant began to provide piecemeal information on its current financial situation to the investment general partner in March and April 2015. This led the investment general partner to conclude that the guarantor had the financial wherewithal to pay some portion of the judgement amount. In mid-July 2015, the Missouri court issued an ordered for non-binding mediation to both the plaintiff and the defendant. The mediation conference took place on September 10, 2015 and a settlement was agreed to at $275,000. Full payment of the settlement amount by the defendant was completed in January 2016 to conclude this matter.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 30 reflects a net loss from Operating Partnerships of $(107,640) and $(115,204), respectively, which includes depreciation and amortization of $202,659 and $262,136, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 31 reflects a net loss from Operating Partnerships of $(190,795) and $(224,813), respectively, which includes depreciation and amortization of $567,427 and $594,205, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2015, the operating general partner entered into an agreement to sell Riverbend Housing Associates, LP to a third-party buyer and the transaction closed on March 23, 2016. The sales price of the property was $760,655, which included the outstanding mortgage balance of approximately $660,916 and cash proceeds to the investment partnership of $50,000. Of the total proceeds received by the investment partnership, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $47,000 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $47,000 as of March 31, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Mesquite Trails Apartments

Seagraves Apartments, L.P., A Texas Limited Partnership

Sencit Hampden Associates L.P.

Series 32

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at September 30, 2016, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2016 and 2015, Series 32 reflects a net loss from Operating Partnerships of $(352,024) and $(391,382), respectively, which includes depreciation and amortization of $537,645 and $727,641, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In August 2015, the operating general partner of Pearl Partners, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2015. The sales price of the property was $10,245,000, which included the outstanding mortgage balance of approximately $7,762,016 and cash proceeds to the investment partnership of $832,886. Of the total proceeds received by the investment partnership, $7,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $825,886 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $825,886 as of December 31, 2015.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Cogic Village LDHA Limited Partnership

Indiana Development Limited Partnership

Parkside Plaza, LP

Pecan Manor Apartments

Series 33

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 33 reflects a net loss from Operating Partnerships of $(114,291) and $(73,049), respectively, which includes depreciation and amortization of $192,599 and $210,065, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP

Series 34

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 34 reflects a net loss from Operating Partnerships of $(137,493) and $(99,237), respectively, which includes depreciation and amortization of $214,454 and $360,388, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2016, the investment general partner transferred its interest in Kerrville Meadows Apartments, Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,144,914 and cash proceeds to the investment partnership of $225,000. Of the total proceeds received, $10,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $215,000 were returned to cash reserves held by Series 34. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $215,000 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 35 reflects a net loss from Operating Partnerships of $(155,626) and $(89,963), respectively, which includes depreciation and amortization of $412,269 and $468,066, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

Series 36

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 36 reflects a net loss from Operating Partnerships of $(72,616) and $(260,467), respectively, which includes depreciation and amortization of $97,781 and $485,787, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 37 reflects a net loss from Operating Partnerships of $(308,855) and $(361,262), respectively, which includes depreciation and amortization of $459,576 and $567,481, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through September 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the operating general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

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

In September 2016, the investment general partner transferred its interest in FAH Silver Pond Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $2,695,732 and cash proceeds to the investment partnership of $1,932,139. The proceeds of approximately $1,932,139 were returned to cash reserves held by Series 37. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $1,932,139 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

Series 38

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2016, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 38 reflects a net loss from Operating Partnerships of $(110,444) and $(260,089), respectively, which includes depreciation and amortization of $420,171 and $526,055, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Due to increased operating expenses the property operated below breakeven in the third quarter of 2016. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs. While the interest on the debt is high, the mortgage cannot be refinanced because of a high prepayment penalty. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

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

Series 39

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 39 reflects net loss from Operating Partnerships of $(79,486) and $(252,192), respectively, which includes depreciation and amortization of $172,026 and $386,912, respectively. This is an interim period estimate; it is not indicative of the final year end results.

Columbia Creek, LP (Columbia Creek Apartments) is a 172-unit family property in Woodstock, GA. Due to increased operating expenses the property operated below breakeven in the third quarter of 2016. The investment general partner will continue to work with the operating general partner and the management company to reduce operating costs. While the interest on the debt is high, the mortgage cannot be refinanced because of a high prepayment penalty. The operating general partner's operating deficit guaranty has expired but they continue to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Creek, LP expires on December 31, 2016.

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

In July 2016, the investment general partner transferred its interest in Daystar Village, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $634,353 and cash proceeds to the investment partnership of $75,000. Of the total proceeds received, $4,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $70,500 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $70,500 as of September 30, 2016.

In August 2016, the investment general partner transferred its interest in Tally Ho Apartments Partnership, A Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $479,836 and cash proceeds to the investment partnership of $22,100. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,100 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,100 as of September 30, 2016.

In July 2016, the investment general partner transferred its interest in Austin Acres, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $793,420 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $4,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $12,000 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $12,000 as of September 30, 2016.

Series 40

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at September 30, 2016, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 40 reflects a net loss from Operating Partnerships of $(250,861) and $(282,834), respectively, which includes depreciation and amortization of $434,196 and $697,543, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through September 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the investment general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

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

In July 2016, the investment general partner transferred its interest in Southbrook Homes, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $333,131 and cash proceeds to the investment partnership of $32,500. Of the total proceeds received, $4,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $28,500 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $28,500 as of September 30, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

Series 41

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 41 reflects a net loss from Operating Partnerships of $(260,152) and $(111,260), respectively, which includes depreciation and amortization of $678,310 and $721,750, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

San Diego/Fox Hollow, L.P. (Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated with below breakeven operations in 2016 due decreased rental income and increased maintenance expenses from unit water leak damages that necessitated temporary tenant relocations. The investment general partner has requested more detail from the operating general partner on the causes of the unit damage, number of units impacted, completion of repairs and potential insurance claims. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expires on December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Red Hill Apartments I Partnership

Series 42

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 42 reflects a net loss from Operating Partnerships of $(375,695) and $(287,406), respectively, which includes depreciation and amortization of $558,935 and $709,510, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) owns a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015. The property operated above breakeven during 2015, and the property continued to operate nominally above breakeven for the first three quarters of 2016 despite average physical occupancy of 82% during the first half of the year. Note that during the second quarter of 2016, the original operating general partner transferred its interest in Lynnelle Landing Limited Partnership to a replacement operating general partner with the consent of the investment general partner. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

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

San Diego/Fox Hollow, L.P.(Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated with below breakeven operations in 2016 due to decreased rental income and increased maintenance expenses from unit water leak damages that necessitated temporary tenant relocations. The investment general partner has requested more detail from the operating general partner on the causes of the unit damage, number of units impacted, completion of repairs and potential insurance claims. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expires on December 31, 2016.

Series 43

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 43 reflects a net loss from Operating Partnerships of $(522,395) and $(51,353), respectively, which includes depreciation and amortization of $875,902 and $994,350, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Riverview Apartments - Blissfield L.D.H.A., L.P. (Riverview Apartments) is a 32-unit Rural Development family property in Blissfield, MI. The property operated below breakeven in 2015 due to low occupancy and high bad debt. Occupancy has increased from 87% in 2015 to 93% in 2016; however, the property continues to operate below breakeven because of high accounts receivable and bad debt. The operating general partner continues to work on improving collections. The operating general partner's operating deficit guarantee has expired. The 15-year LIHTC compliance period expires December 31, 2017.

Gilbert Apartments, Limited (Gilbert Apartments) is a 40-unit property located in Corbin, KY. The property operated above breakeven in 2015. However, there was a fire in one unit that was contained to the bedroom in September 2016. There was an insurance claim filed as of a result of the fire. There was smoke damage to the entire unit, but no smoke or damages to neighboring units. The investment general partner will monitor the status of the insurance claim filing, status of repairs to the unit, and future occupancy. The mortgage, real estate taxes, and insurance are all current. The operating deficit guarantee expired December 1, 2007. The low income housing tax credit compliance period expires on December 31, 2018.

San Diego/Fox Hollow, L.P.(Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated with below breakeven operations in 2016 due to decreased rental income and increased maintenance expenses from unit water leak damages that necessitated temporary tenant relocations. The investment general partner has requested more detail from the operating general partner on the causes of the unit damage, number of units impacted, completion of repairs and potential insurance claims. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expires on December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza, LP

Series 44

As of September 30, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 7 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 44 reflects a net loss from Operating Partnerships of $(96,020) and $(205,517), respectively, which includes depreciation and amortization of $727,408 and $770,821, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it has been the third party property management company and the investment general partner who have directed property operations since January 2014. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner through the remainder of the fourth quarter of 2015 or during the first half of 2016. Starting in November 2015, mortgage payments were not made by the Operating Partnership. As a result, the lender issued a default notice on December 8, 2015, and accelerated payment of the mortgage note. On February 10, 2016 the court appointed a receiver to manage the property. The foreclosure on the property occurred on July 21, 2016. The tax credit recapture costs and interest penalties as a result of the foreclosure sale is estimated at $772,789. This is equivalent to recapture costs and interest penalties of $286 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded. Note that the 15-year low income housing tax credit compliance period for Families First II would have expired on December 31, 2018.

Series 45

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 28 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 45 reflects a net loss from Operating Partnerships of $(426,886) and $(301,126), respectively, which includes depreciation and amortization of $1,005,493 and $1,002,855 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

From inception through September 30, 2016, the operating general partner has provided operating deficit advances to Baldwin Villas totaling approximately $1,581,000. The investment general partner continues to press the operating general partner to provide operating deficit advances to: 1) pay the mortgage obligations agreed to in the Second Settlement Agreement and real estate tax deficiencies, 2) pay down growing vendor payables, and 3) fund deferred maintenance and unit turn costs. For several quarters the operating general partner has been discussing a house by house sales program that would be executed in coordination with a nonprofit affordable housing organization and the lender in an effort to maximize net sale proceeds to pay off the Deficiency Note; all sales would be to qualified low-income homebuyers in order to avoid recapture costs for the investment limited partner. As of the end of the third quarter of 2016, this sales program had not yet commenced. In light of the amount of mortgage debt, the amount of operating deficit advances by the operating general partner over the years, and the fact that the 15-year low income housing tax credit compliance period for Baldwin Villas expired on December 31, 2015, the investment general partner concluded that the investment limited partner's interest in Baldwin Villas had no value. As a result, it agreed in the second quarter of 2016 to transfer the investment limited partner's interest in Baldwin Villas to an affiliate of the investment general partner for $1. The subject transfer is scheduled to be completed by December 31, 2016.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. The workout agreement ended May 1, 2016, and operations are below breakeven because of high operating expenses. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. Occupancy at the property has improved, averaging 98% in the first three quarters of 2016. Improved occupancy and decreased maintenance expenses have allowed the property to operate above breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Series 46

As of September 30, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2016, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2016 and 2015, Series 46 reflects a net loss from Operating Partnerships of $(305,655) and $(239,419), respectively, which includes depreciation and amortization of $686,230 and $744,484, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs caused by heavy rains and resulting erosion repairs the property operated below breakeven during 2015. In late March 2016, the existing first mortgage lender agreed to reduce the interest rate on the mortgage note. As a result, the annual debt service obligation of the operating partnership has been reduced by $55,320. This reduction in the monthly debt service payments has allowed the operating partnership overall to operate above breakeven during the first three quarters of 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. Occupancy at the property has improved, averaging 98% in the first three quarters of 2016. Improved occupancy and decreased maintenance expenses have allowed the property to operate above breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve operations and reduce turnover. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership, (Linden's Apartments) is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and during the first quarter of 2016, resulting in below breakeven operations. Occupancy has continued to improve throughout 2016; however, operations remain below breakeven. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

Agent Kensington LP, (Kensington Heights Apartments) is a 126-unit elderly property located in Kansas City, MO. The property operated below breakeven in 2015 due to high utility and exterminating costs. A recent reduction in operating expenses has allowed the property to operate above breakeven in 2016. The operating general partner's operating deficit guarantee expired on February 28, 2008; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Agent Kensington LP, subsequent to September 30, 2016.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 14, 2016		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 14, 2016	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 14, 2016	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.