Form 10-Q
period 2016-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2017-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2016
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	3-30
Condensed Statements of Operations	31-86
Condensed Statements of Changes in Partners' Capital (Deficit)	87-96
Condensed Statements of Cash Flows	97-124
Notes to Condensed Financial Statements	125-160

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	161-217

Item 3. Quantitative and Qualitative Disclosures About Market Risk	218

Item 4. Controls and Procedures	218

PART II OTHER INFORMATION

Item 1. Legal Proceedings	219

Item 1A. Risk Factors	219

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	219

Item 3. Defaults Upon Senior Securities	219

Item 4. Mine Safety Disclosures	219

Item 5. Other Information	219

Item 6. Exhibits	219

Signatures	220

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$24,880,213	$21,728,069
Notes receivable	22,790	22,790
Other assets	787,720	164,773

	$25,690,723	$21,915,632

LIABILITIES

Accounts payable and accrued expenses	$715,373	$685,806
Accounts payable affiliates (Note C)	41,841,584	49,270,814
Capital contributions payable	578,113	578,113

	43,135,070	50,534,733

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,428,546 outstanding as of December 31, 2016 and March 31, 2016.	(10,227,374)	(21,290,383)
General Partner	(7,216,973)	(7,328,718)

	(17,444,347)	(28,619,101)

	$25,690,723	$21,915,632

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$288,623	$180,896
Notes receivable	-	-
Other assets	-	-

	$288,623	$180,896

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	1,461,367	1,442,059
Capital contributions payable	-	-

	1,464,367	1,442,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,843,500 outstanding as of December 31, 2016 and March 31, 2016.	(855,734)	(940,299)
General Partner	(320,010)	(320,864)

	(1,175,744)	(1,261,163)

	$288,623	$180,896

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$250,462	$425,168
Notes receivable	-	-
Other assets	-	-

	$250,462	$425,168

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,318,519	1,460,365
Capital contributions payable	-	-

	1,318,519	1,460,365

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,881,000 outstanding as of December 31, 2016 and March 31, 2016.	(895,425)	(862,894)
General Partner	(172,632)	(172,303)

	(1,068,057)	(1,035,197)

	$250,462	$425,168

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$263,059	$295,650
Notes receivable	-	-
Other assets	-	-

	$263,059	$295,650

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,841,595	2,819,689
Capital contributions payable	-	-

	2,841,595	2,819,689

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,559,800 outstanding as of December 31, 2016 and March 31, 2016.	(2,333,667)	(2,279,715)
General Partner	(244,869)	(244,324)

	(2,578,536)	(2,524,039)

	$263,059	$295,650

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$188,162	$219,677
Notes receivable	-	-
Other assets	-	-

	$188,162	$219,677

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,080,404	2,052,312
Capital contributions payable	-	-

	2,080,404	2,052,312

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,323,327 outstanding as of December 31, 2016 and March 31, 2016.	(1,588,473)	(1,529,462)
General Partner	(303,769)	(303,173)

	(1,892,242)	(1,832,635)

	$188,162	$219,677

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$443,105	$502,552
Notes receivable	-	-
Other assets	-	-

	$443,105	$502,552

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,158,878 outstanding as of December 31, 2016 and March 31, 2016.	617,925	676,778
General Partner	(174,820)	(174,226)

	443,105	502,552

	$443,105	$502,552

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$361,931	$395,797
Notes receivable	-	-
Other assets	1,250	1,250

	$363,181	$397,047

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,020,309 outstanding as of December 31, 2016 and March 31, 2016.	583,166	616,693
General Partner	(219,985)	(219,646)

	363,181	397,047

	$363,181	$397,047

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$719,239	$809,362
Notes receivable	-	-
Other assets	-	-

	$719,239	$809,362

LIABILITIES

Accounts payable and accrued expenses	$4,000	$4,960
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,000	4,960

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,983,600 outstanding as of December 31, 2016 and March 31, 2016.	1,026,430	1,114,701
General Partner	(311,191)	(310,299)

	715,239	804,402

	$719,239	$809,362

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$3,737,462	$899,636
Notes receivable	-	-
Other assets	-	-

	$3,737,462	$899,636

LIABILITIES

Accounts payable and accrued expenses	$4,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	4,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,453,500 outstanding as of December 31, 2016 and March 31, 2016.	3,902,575	1,097,087
General Partner	(169,113)	(197,451)

	3,733,462	899,636

	$3,737,462	$899,636

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$834,840	$884,427
Notes receivable	-	-
Other assets	-	-

	$834,840	$884,427

LIABILITIES

Accounts payable and accrued expenses	$-	$7,500
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	7,500

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,994,238 outstanding as of December 31, 2016 and March 31, 2016.	1,108,329	1,149,995
General Partner	(273,489)	(273,068)

	834,840	876,927

	$834,840	$884,427

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$388,719	$618,758
Notes receivable	-	-
Other assets	-	-

	$388,719	$618,758

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,486,645	3,578,505
Capital contributions payable	8,235	8,235

	3,494,880	3,586,740

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,980,400 outstanding as of December 31, 2016 and March 31, 2016.	(2,736,452)	(2,599,655)
General Partner	(369,709)	(368,327)

	(3,106,161)	(2,967,982)

	$388,719	$618,758

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$280,464	$304,293
Notes receivable	-	-
Other assets	-	-

	$280,464	$304,293

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,624,555	1,572,292
Capital contributions payable	105,139	105,139

	1,729,694	1,677,431

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,636,000 outstanding as of December 31, 2016 and March 31, 2016.	(1,207,682)	(1,132,351)
General Partner	(241,548)	(240,787)

	(1,449,230)	(1,373,138)

	$280,464	$304,293

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,366,745	$1,351,761
Notes receivable	-	-
Other assets	647,947	25,000

	$2,014,692	$1,376,761

LIABILITIES

Accounts payable and accrued expenses	$-	$3,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	66,294	69,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,396,557 outstanding as of December 31, 2016 and March 31, 2016.	2,308,173	1,673,651
General Partner	(359,775)	(366,184)

	1,948,398	1,307,467

	$2,014,692	$1,376,761

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$324,111	$1,061,685
Notes receivable	-	-
Other assets	-	-

	$324,111	$1,061,685

LIABILITIES

Accounts payable and accrued expenses	$2,500	$7,000
Accounts payable affiliates (Note C)	2,738,505	3,366,055
Capital contributions payable	1,229	1,229

	2,742,234	3,374,284

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,698 outstanding as of December 31, 2016 and March 31, 2016.	(1,987,579)	(1,883,110)
General Partner	(430,544)	(429,489)

	(2,418,123)	(2,312,599)

	$324,111	$1,061,685

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$346,473	$1,266,455
Notes receivable	-	-
Other assets	-	-

	$346,473	$1,266,455

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,174,430	2,025,236
Capital contributions payable	69,154	69,154

	1,243,584	2,094,390

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,628,033 outstanding as of December 31, 2016 and March 31, 2016.	(662,360)	(593,876)
General Partner	(234,751)	(234,059)

	(897,111)	(827,935)

	$346,473	$1,266,455

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$890,801	$674,173
Notes receivable	-	-
Other assets	-	-

	$890,801	$674,173

LIABILITIES

Accounts payable and accrued expenses	$4,230	$-
Accounts payable affiliates (Note C)	3,237,232	3,603,434
Capital contributions payable	-	-

	3,241,462	3,603,434

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,523,019 outstanding as of December 31, 2016 and March 31, 2016.	(2,026,765)	(2,599,579)
General Partner	(323,896)	(329,682)

	(2,350,661)	(2,929,261)

	$890,801	$674,173

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,792,763	$1,693,223
Notes receivable	-	-
Other assets	-	-

	$2,792,763	$1,693,223

LIABILITIES

Accounts payable and accrued expenses	$1,770	$-
Accounts payable affiliates (Note C)	1,107,655	2,494,235
Capital contributions payable	-	-

	1,109,425	2,494,235

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,293,763 outstanding as of December 31, 2016 and March 31, 2016.	1,948,530	(510,977)
General Partner	(265,192)	(290,035)

	1,683,338	(801,012)

	$2,792,763	$1,693,223

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,929,662	$979,340
Notes receivable	-	-
Other assets	-	-

	$2,929,662	$979,340

LIABILITIES

Accounts payable and accrued expenses	$131,000	$133,500
Accounts payable affiliates (Note C)	759,879	1,292,536
Capital contributions payable	-	-

	890,879	1,426,036

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,098,204 outstanding as of December 31, 2016 and March 31, 2016.	2,197,058	(263,566)
General Partner	(158,275)	(183,130)

	2,038,783	(446,696)

	$2,929,662	$979,340

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,263,922	$340,689
Notes receivable	-	-
Other assets	-	-

	$2,263,922	$340,689

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,601,586	2,501,407
Capital contributions payable	138,438	138,438

	2,740,024	2,639,845

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,507,500 outstanding as of December 31, 2016 and March 31, 2016.	(255,777)	(2,060,600)
General Partner	(220,325)	(238,556)

	(476,102)	(2,299,156)

	$2,263,922	$340,689

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$2,144,899	$333,474
Notes receivable	-	-
Other assets	-	-

	$2,144,899	$333,474

LIABILITIES

Accounts payable and accrued expenses	$-	$4,779
Accounts payable affiliates (Note C)	2,096,862	2,020,632
Capital contributions payable	-	-

	2,096,862	2,025,411

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of December 31, 2016 and March 31, 2016.	265,841	(1,456,733)
General Partner	(217,804)	(235,204)

	48,037	(1,691,937)

	$2,144,899	$333,474

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$302,083	$313,691
Notes receivable	-	-
Other assets	-	-

	$302,083	$313,691

LIABILITIES

Accounts payable and accrued expenses	$-	$4,894
Accounts payable affiliates (Note C)	1,723,559	1,775,213
Capital contributions payable	-	-

	1,723,559	1,780,107

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,290,151 outstanding as of December 31, 2016 and March 31, 2016.	(1,210,818)	(1,255,309)
General Partner	(210,658)	(211,107)

	(1,421,476)	(1,466,416)

	$302,083	$313,691

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$286,284	$510,705
Notes receivable	-	-
Other assets	-	-

	$286,284	$510,705

LIABILITIES

Accounts payable and accrued expenses	$47,200	$5,000
Accounts payable affiliates (Note C)	2,681,499	2,862,316
Capital contributions payable	102	102

	2,728,801	2,867,418

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,623,756 outstanding as of December 31, 2016 and March 31, 2016.	(2,193,148)	(2,108,202)
General Partner	(249,369)	(248,511)

	(2,442,517)	(2,356,713)

	$286,284	$510,705

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$204,205	$331,029
Notes receivable	-	-
Other assets	1,218	1,218

	$205,423	$332,247

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,230,107	3,161,663
Capital contributions payable	100	100

	3,230,207	3,161,763

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,891,626 outstanding as of December 31, 2016 and March 31, 2016.	(2,745,367)	(2,552,052)
General Partner	(279,417)	(277,464)

	(3,024,784)	(2,829,516)

	$205,423	$332,247

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$1,111,094	$3,412,757
Notes receivable	22,790	22,790
Other assets	51,003	51,003

	$1,184,887	$3,486,550

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	2,141,040
Capital contributions payable	73,433	73,433

	73,433	2,214,473

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of December 31, 2016 and March 31, 2016.	1,341,277	1,500,294
General Partner	(229,823)	(228,217)

	1,111,454	1,272,077

	$1,184,887	$3,486,550

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$678,442	$2,886,991
Notes receivable	-	-
Other assets	82,514	82,514

	$760,956	$2,969,505

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,031,325	3,061,116
Capital contributions payable	99,265	99,265

	1,130,590	3,160,381

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,637,987 outstanding as of December 31, 2016 and March 31, 2016.	(44,416)	132,554
General Partner	(325,218)	(323,430)

	(369,634)	(190,876)

	$760,956	$2,969,505

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$41,418	$44,503
Notes receivable	-	-
Other assets	-	-

	$41,418	$44,503

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,523,701	2,331,303
Capital contributions payable	-	-

	2,523,701	2,331,303

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,973 outstanding as of December 31, 2016 and March 31, 2016.	(2,220,012)	(2,026,484)
General Partner	(262,271)	(260,316)

	(2,482,283)	(2,286,800)

	$41,418	$44,503

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$791,302	$748,100
Notes receivable	-	-
Other assets	-	-

	$791,302	$748,100

LIABILITIES

Accounts payable and accrued expenses	$517,673	$515,173
Accounts payable affiliates (Note C)	2,287,487	2,058,519
Capital contributions payable	16,724	16,724

	2,821,884	2,590,416

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,014,367 outstanding as of December 31, 2016 and March 31, 2016.	(1,656,614)	(1,470,231)
General Partner	(373,968)	(372,085)

	(2,030,582)	(1,842,316)

	$791,302	$748,100

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2016	March 31, 2016

ASSETS

Cash and cash equivalents	$649,943	$243,277
Notes receivable	-	-
Other assets	3,788	3,788

	$653,731	$247,065

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,834,672	1,650,887
Capital contributions payable	-	-

	1,834,672	1,650,887

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of December 31, 2016 and March 31, 2016.	(906,389)	(1,127,041)
General Partner	(274,552)	(276,781)

	(1,180,941)	(1,403,822)

	$653,731	$247,065

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$12,779	$31,750
Other income	26,607	223,025

	39,386	254,775

Share of income (loss) from Operating Partnerships (Note D)	3,579,666	2,054,852

Expenses
Professional fees	67,759	27,348
Fund management fee, net (Note C)	661,511	699,968
General and administrative expenses	210,384	176,383

	939,654	903,699

NET INCOME (LOSS)	$2,679,398	$1,405,928

Net income (loss) allocated to assignees	$2,652,602	$1,391,869

Net income (loss) allocated to general partner	$26,796	$14,059

Net income (loss) per BAC	$.03	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2016	2015

Income
Interest income	$113	$138
Other income	-	64

	113	202

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,425	775
Fund management fee, net (Note C)	5,202	5,473
General and administrative expenses	9,204	7,284

	15,831	13,532

NET INCOME (LOSS)	$(15,718)	$(13,330)

Net income (loss) allocated to assignees	$(15,561)	$(13,197)

Net income (loss) allocated to general partner	$(157)	$(133)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2016	2015

Income
Interest income	$106	$313
Other income	-	859

	106	1,172

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	734	775
Fund management fee, net (Note C)	2,718	2,718
General and administrative expenses	5,558	4,546

	9,010	8,039

NET INCOME (LOSS)	$(8,904)	$(6,867)

Net income (loss) allocated to assignees	$(8,815)	$(6,798)

Net income (loss) allocated to general partner	$(89)	$(69)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2016	2015

Income
Interest income	$86	$103
Other income	-	-

	86	103

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,020	775
Fund management fee, net (Note C)	7,302	8,363
General and administrative expenses	7,109	5,765

	15,431	14,903

NET INCOME (LOSS)	$(15,345)	$(14,800)

Net income (loss) allocated to assignees	$(15,192)	$(14,652)

Net income (loss) allocated to general partner	$(153)	$(148)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2016	2015

Income
Interest income	$64	$171
Other income	-	1,943

	64	2,114

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,328	775
Fund management fee, net (Note C)	9,270	11,862
General and administrative expenses	8,883	7,173

	19,481	19,810

NET INCOME (LOSS)	$(19,417)	$(17,696)

Net income (loss) allocated to assignees	$(19,223)	$(17,519)

Net income (loss) allocated to general partner	$(194)	$(177)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2016	2015

Income
Interest income	$86	$322
Other income	104	85,071

	190	85,393

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	818	825
Fund management fee, net (Note C)	11,858	11,421
General and administrative expenses	6,536	5,519

	19,212	17,765

NET INCOME (LOSS)	$(19,022)	$67,628

Net income (loss) allocated to assignees	$(18,832)	$66,952

Net income (loss) allocated to general partner	$(190)	$676

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2016	2015

Income
Interest income	$80	$1,110
Other income	16	16

	96	1,126

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,104	775
Fund management fee, net (Note C)	5,184	416
General and administrative expenses	7,758	6,333

	14,046	7,524

NET INCOME (LOSS)	$(13,950)	$(6,398)

Net income (loss) allocated to assignees	$(13,810)	$(6,334)

Net income (loss) allocated to general partner	$(140)	$(64)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2016	2015

Income
Interest income	$225	$817
Other income	4,960	-

	5,185	817

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,431	775
Fund management fee, net (Note C)	21,704	20,217
General and administrative expenses	10,619	8,649

	33,754	29,641

NET INCOME (LOSS)	$(28,569)	$(28,824)

Net income (loss) allocated to assignees	$(28,283)	$(28,536)

Net income (loss) allocated to general partner	$(286)	$(288)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2016	2015

Income
Interest income	$2,689	$478
Other income	-	-

	2,689	478

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	36,567	776
Fund management fee, net (Note C)	21,794	34,728
General and administrative expenses	6,493	5,750

	64,854	41,254

NET INCOME (LOSS)	$(62,165)	$(40,776)

Net income (loss) allocated to assignees	$(61,543)	$(40,368)

Net income (loss) allocated to general partner	$(622)	$(408)

Net income (loss) per BAC	$(.03)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2016	2015

Income
Interest income	$278	$2,533
Other income	-	3,236

	278	5,769

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,315	776
Fund management fee, net (Note C)	(6,156)	21,639
General and administrative expenses	8,756	7,762

	3,915	30,177

NET INCOME (LOSS)	$(3,637)	$(24,408)

Net income (loss) allocated to assignees	$(3,601)	$(24,164)

Net income (loss) allocated to general partner	$(36)	$(244)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2016	2015

Income
Interest income	$149	$293
Other income	-	3,558

	149	3,851

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,449	4,472
Fund management fee, net (Note C)	16,596	18,487
General and administrative expenses	9,681	7,617

	27,726	30,576

NET INCOME (LOSS)	$(27,577)	$(26,725)

Net income (loss) allocated to assignees	$(27,301)	$(26,458)

Net income (loss) allocated to general partner	$(276)	$(267)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2016	2015

Income
Interest income	$141	$393
Other income	-	-

	141	393

Share of income (loss) from Operating Partnerships (Note D)	-	11,993

Expenses
Professional fees	894	776
Fund management fee, net (Note C)	15,021	(10,368)
General and administrative expenses	6,974	5,807

	22,889	(3,785)

NET INCOME (LOSS)	$(22,748)	$16,171

Net income (loss) allocated to assignees	$(22,521)	$16,009

Net income (loss) allocated to general partner	$(227)	$162

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2016	2015

Income
Interest income	$670	$1,025
Other income	-	-

	670	1,025

Share of income (loss) from Operating Partnerships (Note D)	791,947	-

Expenses
Professional fees	1,391	776
Fund management fee, net (Note C)	37,521	33,287
General and administrative expenses	9,702	8,734

	48,614	42,797

NET INCOME (LOSS)	$744,003	$(41,772)

Net income (loss) allocated to assignees	$736,563	$(41,354)

Net income (loss) allocated to general partner	$7,440	$(418)

Net income (loss) per BAC	$.17	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2016	2015

Income
Interest income	$124	$525
Other income	-	-

	124	525

Share of income (loss) from Operating Partnerships (Note D)	48,900	825,886

Expenses
Professional fees	1,482	776
Fund management fee, net (Note C)	43,080	47,594
General and administrative expenses	10,050	8,152

	54,612	56,522

NET INCOME (LOSS)	$(5,588)	$769,889

Net income (loss) allocated to assignees	$(5,532)	$762,190

Net income (loss) allocated to general partner	$(56)	$7,699

Net income (loss) per BAC	$(.00)	$.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2016	2015

Income
Interest income	$157	$787
Other income	-	-

	157	787

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	890	776
Fund management fee, net (Note C)	16,398	15,228
General and administrative expenses	6,314	5,174

	23,602	21,178

NET INCOME (LOSS)	$(23,445)	$(20,391)

Net income (loss) allocated to assignees	$(23,211)	$(20,187)

Net income (loss) allocated to general partner	$(234)	$(204)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2016	2015

Income
Interest income	$315	$17,309
Other income	-	66,751

	315	84,060

Share of income (loss) from Operating Partnerships (Note D)	388,191	-

Expenses
Professional fees	1,934	776
Fund management fee, net (Note C)	12,592	23,146
General and administrative expenses	7,768	6,542

	22,294	30,464

NET INCOME (LOSS)	$366,212	$53,596

Net income (loss) allocated to assignees	$362,550	$53,060

Net income (loss) allocated to general partner	$3,662	$536

Net income (loss) per BAC	$.10	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2016	2015

Income
Interest income	$2,252	$907
Other income	-	-

	2,252	907

Share of income (loss) from Operating Partnerships (Note D)	162,435	-

Expenses
Professional fees	1,190	776
Fund management fee, net (Note C)	21,180	31,230
General and administrative expenses	7,658	6,341

	30,028	38,347

NET INCOME (LOSS)	$134,659	$(37,440)

Net income (loss) allocated to assignees	$133,312	$(37,066)

Net income (loss) allocated to general partner	$1,347	$(374)

Net income (loss) per BAC	$.04	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2016	2015

Income
Interest income	$1,895	$197
Other income	-	1,558

	1,895	1,755

Share of income (loss) from Operating Partnerships (Note D)	-	553,111

Expenses
Professional fees	716	776
Fund management fee, net (Note C)	7,626	27,620
General and administrative expenses	5,466	5,090

	13,808	33,486

NET INCOME (LOSS)	$(11,913)	$521,380

Net income (loss) allocated to assignees	$(11,794)	$516,166

Net income (loss) allocated to general partner	$(119)	$5,214

Net income (loss) per BAC	$(.01)	$.25

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2016	2015

Income
Interest income	$1,375	$190
Other income	-	2,344

	1,375	2,534

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	804	776
Fund management fee, net (Note C)	26,424	39,330
General and administrative expenses	5,994	5,058

	33,222	45,164

NET INCOME (LOSS)	$(31,847)	$(42,630)

Net income (loss) allocated to assignees	$(31,529)	$(42,204)

Net income (loss) allocated to general partner	$(318)	$(426)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2016	2015

Income
Interest income	$258	$129
Other income	18,350	7,481

	18,608	7,610

Share of income (loss) from Operating Partnerships (Note D)	1,795,010	-

Expenses
Professional fees	2,100	776
Fund management fee, net (Note C)	27,579	40,241
General and administrative expenses	6,312	5,621

	35,991	46,638

NET INCOME (LOSS)	$1,777,627	$(39,028)

Net income (loss) allocated to assignees	$1,759,851	$(38,638)

Net income (loss) allocated to general partner	$17,776	$(390)

Net income (loss) per BAC	$.69	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2016	2015

Income
Interest income	$103	$96
Other income	550	-

	653	96

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,944	776
Fund management fee, net (Note C)	13,623	24,550
General and administrative expenses	5,308	5,082

	20,875	30,408

NET INCOME (LOSS)	$(20,222)	$(30,312)

Net income (loss) allocated to assignees	$(20,020)	$(30,009)

Net income (loss) allocated to general partner	$(202)	$(303)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2016	2015

Income
Interest income	$40	$43
Other income	-	-

	40	43

Share of income (loss) from Operating Partnerships (Note D)	-	762,011

Expenses
Professional fees	785	776
Fund management fee, net (Note C)	33,579	45,004
General and administrative expenses	6,820	5,924

	41,184	51,704

NET INCOME (LOSS)	$(41,144)	$710,350

Net income (loss) allocated to assignees	$(40,733)	$703,247

Net income (loss) allocated to general partner	$(411)	$7,103

Net income (loss) per BAC	$(.02)	$.27

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2016	2015

Income
Interest income	$137	$212
Other income	-	306

	137	518

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	961	3,381
Fund management fee, net (Note C)	49,440	46,706
General and administrative expenses	8,370	7,108

	58,771	57,195

NET INCOME (LOSS)	$(58,634)	$(56,677)

Net income (loss) allocated to assignees	$(58,048)	$(56,110)

Net income (loss) allocated to general partner	$(586)	$(567)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2016	2015

Income
Interest income	$607	$2,109
Other income	52	42,258

	659	44,367

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	870	826
Fund management fee, net (Note C)	42,506	34,010
General and administrative expenses	7,558	6,481

	50,934	41,317

NET INCOME (LOSS)	$(50,275)	$3,050

Net income (loss) allocated to assignees	$(49,772)	$3,020

Net income (loss) allocated to general partner	$(503)	$30

Net income (loss) per BAC	$(.02)	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2016	2015

Income
Interest income	$455	$1,250
Other income	-	-

	455	1,250

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,037	776
Fund management fee, net (Note C)	53,693	51,638
General and administrative expenses	9,444	7,900

	64,174	60,314

NET INCOME (LOSS)	$(63,719)	$(59,064)

Net income (loss) allocated to assignees	$(63,082)	$(58,473)

Net income (loss) allocated to general partner	$(637)	$(591)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2016	2015

Income
Interest income	$4	$6
Other income	2,187	7,580

	2,191	7,586

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	823	776
Fund management fee, net (Note C)	60,012	40,180
General and administrative expenses	6,755	5,411

	67,590	46,367

NET INCOME (LOSS)	$(65,399)	$(38,781)

Net income (loss) allocated to assignees	$(64,745)	$(38,393)

Net income (loss) allocated to general partner	$(654)	$(388)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2016	2015

Income
Interest income	$271	$117
Other income	388	-

	659	117

Share of income (loss) from Operating Partnerships (Note D)	-	(42,531)

Expenses
Professional fees	1,852	776
Fund management fee, net (Note C)	58,020	17,866
General and administrative expenses	11,176	8,878

	71,048	27,520

NET INCOME (LOSS)	$(70,389)	$(69,934)

Net income (loss) allocated to assignees	$(69,685)	$(69,235)

Net income (loss) allocated to general partner	$(704)	$(699)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2016	2015

Income
Interest income	$99	$177
Other income	-	-

	99	177

Share of income (loss) from Operating Partnerships (Note D)	393,183	(55,618)

Expenses
Professional fees	895	778
Fund management fee, net (Note C)	47,745	57,382
General and administrative expenses	8,118	6,682

	56,758	64,842

NET INCOME (LOSS)	$336,524	$(120,283)

Net income (loss) allocated to assignees	$333,159	$(119,080)

Net income (loss) allocated to general partner	$3,365	$(1,203)

Net income (loss) per BAC	$.11	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2016	2015

Income
Interest income	$39,255	$60,682
Other income	219,790	546,120

	259,045	606,802

Share of income (loss) from Operating Partnerships (Note D)	13,992,959	13,926,505

Expenses
Professional fees	648,169	561,299
Fund management fee, net (Note C)	1,924,211	2,408,348
General and administrative expenses	504,870	378,396

	3,077,250	3,348,043

NET INCOME (LOSS)	$11,174,754	$11,185,264

Net income (loss) allocated to assignees	$11,063,009	$11,073,409

Net income (loss) allocated to general partner	$111,745	$111,855

Net income (loss) per BAC	$.13	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2016	2015

Income
Interest income	$334	$404
Other income	-	64

	334	468

Share of income (loss) from Operating Partnerships (Note D)	138,000	-

Expenses
Professional fees	13,141	18,217
Fund management fee, net (Note C)	18,075	20,433
General and administrative expenses	21,699	15,964

	52,915	54,614

NET INCOME (LOSS)	$85,419	$(54,146)

Net income (loss) allocated to assignees	$84,565	$(53,605)

Net income (loss) allocated to general partner	$854	$(541)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2016	2015

Income
Interest income	$486	$538
Other income	859	859

	1,345	1,397

Share of income (loss) from Operating Partnerships (Note D)	-	326,273

Expenses
Professional fees	13,453	12,687
Fund management fee, net (Note C)	6,103	18,384
General and administrative expenses	14,649	10,914

	34,205	41,985

NET INCOME (LOSS)	$(32,860)	$285,685

Net income (loss) allocated to assignees	$(32,531)	$282,828

Net income (loss) allocated to general partner	$(329)	$2,857

Net income (loss) per BAC	$(.02)	$.15

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2016	2015

Income
Interest income	$291	$181
Other income	-	433

	291	614

Share of income (loss) from Operating Partnerships (Note D)	-	232,989

Expenses
Professional fees	15,679	16,842
Fund management fee, net (Note C)	21,406	28,823
General and administrative expenses	17,703	13,131

	54,788	58,796

NET INCOME (LOSS)	$(54,497)	$174,807

Net income (loss) allocated to assignees	$(53,952)	$173,059

Net income (loss) allocated to general partner	$(545)	$1,748

Net income (loss) per BAC	$(.02)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2016	2015

Income
Interest income	$230	$307
Other income	-	3,243

	230	3,550

Share of income (loss) from Operating Partnerships (Note D)	3,550	215,459

Expenses
Professional fees	19,409	18,812
Fund management fee, net (Note C)	23,012	30,838
General and administrative expenses	20,966	15,576

	63,387	65,226

NET INCOME (LOSS)	$(59,607)	$153,783

Net income (loss) allocated to assignees	$(59,011)	$152,245

Net income (loss) allocated to general partner	$(596)	$1,538

Net income (loss) per BAC	$(.02)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2016	2015

Income
Interest income	$297	$1,670
Other income	3,846	87,251

	4,143	88,921

Share of income (loss) from Operating Partnerships (Note D)	-	16,675

Expenses
Professional fees	13,968	16,314
Fund management fee, net (Note C)	32,407	33,073
General and administrative expenses	17,215	12,798

	63,590	62,185

NET INCOME (LOSS)	$(59,447)	$43,411

Net income (loss) allocated to assignees	$(58,853)	$42,977

Net income (loss) allocated to general partner	$(594)	$434

Net income (loss) per BAC	$(.03)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2016	2015

Income
Interest income	$256	$6,808
Other income	10,178	10,178

	10,434	16,986

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,762	15,690
Fund management fee, net (Note C)	11,342	11,342
General and administrative expenses	20,196	14,500

	44,300	41,532

NET INCOME (LOSS)	$(33,866)	$(24,546)

Net income (loss) allocated to assignees	$(33,527)	$(24,301)

Net income (loss) allocated to general partner	$(339)	$(245)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2016	2015

Income
Interest income	$802	$3,625
Other income	6,176	2,363

	6,978	5,988

Share of income (loss) from Operating Partnerships (Note D)	18,500	59,000

Expenses
Professional fees	23,890	29,868
Fund management fee, net (Note C)	65,190	69,761
General and administrative expenses	25,561	18,115

	114,641	117,744

NET INCOME (LOSS)	$(89,163)	$(52,756)

Net income (loss) allocated to assignees	$(88,271)	$(52,228)

Net income (loss) allocated to general partner	$(892)	$(528)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2016	2015

Income
Interest income	$6,629	$2,087
Other income	6,000	-

	12,629	2,087

Share of income (loss) from Operating Partnerships (Note D)	3,016,000	-

Expenses
Professional fees	104,403	18,420
Fund management fee, net (Note C)	74,018	99,444
General and administrative expenses	16,382	13,113

	194,803	130,977

NET INCOME (LOSS)	$2,833,826	$(128,890)

Net income (loss) allocated to assignees	$2,805,488	$(127,601)

Net income (loss) allocated to general partner	$28,338	$(1,289)

Net income (loss) per BAC	$1.14	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2016	2015

Income
Interest income	$884	$11,752
Other income	7,976	14,489

	8,860	26,241

Share of income (loss) from Operating Partnerships (Note D)	5,000	1,197,000

Expenses
Professional fees	20,687	27,210
Fund management fee, net (Note C)	12,835	67,983
General and administrative expenses	22,425	16,617

	55,947	111,810

NET INCOME (LOSS)	$(42,087)	$1,111,431

Net income (loss) allocated to assignees	$(41,666)	$1,100,317

Net income (loss) allocated to general partner	$(421)	$11,114

Net income (loss) per BAC	$(.01)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2016	2015

Income
Interest income	$606	$771
Other income	-	53,558

	606	54,329

Share of income (loss) from Operating Partnerships (Note D)	-	199,000

Expenses
Professional fees	62,411	29,241
Fund management fee, net (Note C)	53,985	55,294
General and administrative expenses	22,389	16,289

	138,785	100,824

NET INCOME (LOSS)	$(138,179)	$152,505

Net income (loss) allocated to assignees	$(136,797)	$150,980

Net income (loss) allocated to general partner	$(1,382)	$1,525

Net income (loss) per BAC	$(.03)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2016	2015

Income
Interest income	$503	$790
Other income	1,243	1,522

	1,746	2,312

Share of income (loss) from Operating Partnerships (Note D)	-	273,454

Expenses
Professional fees	19,058	23,179
Fund management fee, net (Note C)	42,047	29,833
General and administrative expenses	16,733	12,718

	77,838	65,730

NET INCOME (LOSS)	$(76,092)	$210,036

Net income (loss) allocated to assignees	$(75,331)	$207,936

Net income (loss) allocated to general partner	$(761)	$2,100

Net income (loss) per BAC	$(.03)	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2016	2015

Income
Interest income	$2,103	$2,401
Other income	590	590

	2,693	2,991

Share of income (loss) from Operating Partnerships (Note D)	791,947	1,256,102

Expenses
Professional fees	24,365	26,728
Fund management fee, net (Note C)	107,063	112,142
General and administrative expenses	22,281	17,730

	153,709	156,600

NET INCOME (LOSS)	$640,931	$1,102,493

Net income (loss) allocated to assignees	$634,522	$1,091,468

Net income (loss) allocated to general partner	$6,409	$11,025

Net income (loss) per BAC	$.14	$.25

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2016	2015

Income
Interest income	$1,143	$736
Other income	1,800	5,550

	2,943	6,286

Share of income (loss) from Operating Partnerships (Note D)	48,900	825,886

Expenses
Professional fees	18,628	21,421
Fund management fee, net (Note C)	115,780	154,338
General and administrative expenses	22,959	17,140

	157,367	192,899

NET INCOME (LOSS)	$(105,524)	$639,273

Net income (loss) allocated to assignees	$(104,469)	$632,880

Net income (loss) allocated to general partner	$(1,055)	$6,393

Net income (loss) per BAC	$(.02)	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2016	2015

Income
Interest income	$1,258	$1,349
Other income	1,800	5,550

	3,058	6,899

Share of income (loss) from Operating Partnerships (Note D)	-	1,097,000

Expenses
Professional fees	14,835	16,473
Fund management fee, net (Note C)	41,524	48,859
General and administrative expenses	15,875	11,796

	72,234	77,128

NET INCOME (LOSS)	$(69,176)	$1,026,771

Net income (loss) allocated to assignees	$(68,484)	$1,016,503

Net income (loss) allocated to general partner	$(692)	$10,268

Net income (loss) per BAC	$(.03)	$.39

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2016	2015

Income
Interest income	$1,114	$17,739
Other income	13,230	85,052

	14,344	102,791

Share of income (loss) from Operating Partnerships (Note D)	630,691	37,000

Expenses
Professional fees	18,698	20,103
Fund management fee, net (Note C)	29,061	81,200
General and administrative expenses	18,676	14,221

	66,435	115,524

NET INCOME (LOSS)	$578,600	$24,267

Net income (loss) allocated to assignees	$572,814	$24,024

Net income (loss) allocated to general partner	$5,786	$243

Net income (loss) per BAC	$.16	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2016	2015

Income
Interest income	$6,166	$1,456
Other income	4,893	11,037

	11,059	12,493

Share of income (loss) from Operating Partnerships (Note D)	2,543,187	972,250

Expenses
Professional fees	18,070	17,475
Fund management fee, net (Note C)	33,179	94,409
General and administrative expenses	18,647	13,888

	69,896	125,772

NET INCOME (LOSS)	$2,484,350	$858,971

Net income (loss) allocated to assignees	$2,459,507	$850,381

Net income (loss) allocated to general partner	$24,843	$8,590

Net income (loss) per BAC	$.75	$.26

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2016	2015

Income
Interest income	$3,772	$706
Other income	6,425	4,241

	10,197	4,947

Share of income (loss) from Operating Partnerships (Note D)	2,503,252	553,111

Expenses
Professional fees	16,697	15,994
Fund management fee, net (Note C)	(2,956)	91,118
General and administrative expenses	14,229	11,359

	27,970	118,471

NET INCOME (LOSS)	$2,485,479	$439,587

Net income (loss) allocated to assignees	$2,460,624	$435,191

Net income (loss) allocated to general partner	$24,855	$4,396

Net income (loss) per BAC	$1.17	$.21

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2016	2015

Income
Interest income	$2,228	$545
Other income	4,811	11,583

	7,039	12,128

Share of income (loss) from Operating Partnerships (Note D)	1,934,639	-

Expenses
Professional fees	13,932	15,197
Fund management fee, net (Note C)	89,661	114,476
General and administrative expenses	15,031	11,481

	118,624	141,154

NET INCOME (LOSS)	$1,823,054	$(129,026)

Net income (loss) allocated to assignees	$1,804,823	$(127,736)

Net income (loss) allocated to general partner	$18,231	$(1,290)

Net income (loss) per BAC	$.72	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2016	2015

Income
Interest income	$571	$274
Other income	66,141	11,836

	66,712	12,110

Share of income (loss) from Operating Partnerships (Note D)	1,795,010	-

Expenses
Professional fees	18,795	16,553
Fund management fee, net (Note C)	87,297	121,308
General and administrative expenses	15,656	12,242

	121,748	150,103

NET INCOME (LOSS)	$1,739,974	$(137,993)

Net income (loss) allocated to assignees	$1,722,574	$(136,613)

Net income (loss) allocated to general partner	$17,400	$(1,380)

Net income (loss) per BAC	$.68	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2016	2015

Income
Interest income	$378	$277
Other income	1,210	3,160

	1,588	3,437

Share of income (loss) from Operating Partnerships (Note D)	122,100	-

Expenses
Professional fees	17,935	16,346
Fund management fee, net (Note C)	46,920	83,320
General and administrative expenses	13,893	11,279

	78,748	110,945

NET INCOME (LOSS)	$44,940	$(107,508)

Net income (loss) allocated to assignees	$44,491	$(106,433)

Net income (loss) allocated to general partner	$449	$(1,075)

Net income (loss) per BAC	$.02	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2016	2015

Income
Interest income	$276	$98
Other income	-	-

	276	98

Share of income (loss) from Operating Partnerships (Note D)	49,000	762,011

Expenses
Professional fees	21,422	20,176
Fund management fee, net (Note C)	97,630	142,837
General and administrative expenses	16,028	12,036

	135,080	175,049

NET INCOME (LOSS)	$(85,804)	$587,060

Net income (loss) allocated to assignees	$(84,946)	$581,189

Net income (loss) allocated to general partner	$(858)	$5,871

Net income (loss) per BAC	$(.03)	$.22

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2016	2015

Income
Interest income	$492	$500
Other income	1,302	36,415

	1,794	36,915

Share of income (loss) from Operating Partnerships (Note D)	-	457,440

Expenses
Professional fees	24,561	24,729
Fund management fee, net (Note C)	153,988	141,916
General and administrative expenses	18,513	14,409

	197,062	181,054

NET INCOME (LOSS)	$(195,268)	$313,301

Net income (loss) allocated to assignees	$(193,315)	$310,168

Net income (loss) allocated to general partner	$(1,953)	$3,133

Net income (loss) per BAC	$(.07)	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2016	2015

Income
Interest income	$3,496	$2,626
Other income	472	108,387

	3,968	111,013

Share of income (loss) from Operating Partnerships (Note D)	-	3,214,695

Expenses
Professional fees	26,102	24,729
Fund management fee, net (Note C)	120,924	122,922
General and administrative expenses	17,565	13,368

	164,591	161,019

NET INCOME (LOSS)	$(160,623)	$3,164,689

Net income (loss) allocated to assignees	$(159,017)	$3,133,042

Net income (loss) allocated to general partner	$(1,606)	$31,647

Net income (loss) per BAC	$(.06)	$1.14

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2016	2015

Income
Interest income	$3,623	$2,356
Other income	1,759	39,105

	5,382	41,461

Share of income (loss) from Operating Partnerships (Note D)	-	2,492,094

Expenses
Professional fees	27,511	25,838
Fund management fee, net (Note C)	135,689	156,831
General and administrative expenses	20,940	15,719

	184,140	198,388

NET INCOME (LOSS)	$(178,758)	$2,335,167

Net income (loss) allocated to assignees	$(176,970)	$2,311,815

Net income (loss) allocated to general partner	$(1,788)	$23,352

Net income (loss) per BAC	$(.05)	$.64

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2016	2015

Income
Interest income	$29	$12
Other income	16,818	10,349

	16,847	10,361

Share of income (loss) from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,786	16,055
Fund management fee, net (Note C)	180,251	166,494
General and administrative expenses	16,293	11,713

	212,330	194,262

NET INCOME (LOSS)	$(195,483)	$(183,901)

Net income (loss) allocated to assignees	$(193,528)	$(182,062)

Net income (loss) allocated to general partner	$(1,955)	$(1,839)

Net income (loss) per BAC	$(.07)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2016	2015

Income
Interest income	$938	$209
Other income	32,262	25,958

	33,200	26,167

Share of income (loss) from Operating Partnerships (Note D)	-	(81,540)

Expenses
Professional fees	30,784	33,118
Fund management fee, net (Note C)	166,939	146,932
General and administrative expenses	23,743	16,620

	221,466	196,670

NET INCOME (LOSS)	$(188,266)	$(252,043)

Net income (loss) allocated to assignees	$(186,383)	$(249,523)

Net income (loss) allocated to general partner	$(1,883)	$(2,520)

Net income (loss) per BAC	$(.05)	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2016	2015

Income
Interest income	$350	$465
Other income	29,999	13,347

	30,349	13,812

Share of income (loss) from Operating Partnerships (Note D)	393,183	(179,394)

Expenses
Professional fees	21,187	23,884
Fund management fee, net (Note C)	160,841	164,038
General and administrative expenses	18,623	13,660

	200,651	201,582

NET INCOME (LOSS)	$222,881	$(367,164)

Net income (loss) allocated to assignees	$220,652	$(363,492)

Net income (loss) allocated to general partner	$2,229	$(3,672)

Net income (loss) per BAC	$.07	$(.12)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2016	$(21,290,383)	$(7,328,718)	$(28,619,101)

Net income (loss)	11,063,009	111,745	11,174,754

Partners' capital (deficit), December 31, 2016	$(10,227,374)	$(7,216,973)	$(17,444,347)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2016	$(940,299)	$(320,864)	$(1,261,163)

Net income (loss)	84,565	854	85,419

Partners' capital (deficit), December 31, 2016	$(855,734)	$(320,010)	$(1,175,744)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2016	$(862,894)	$(172,303)	$(1,035,197)

Net income (loss)	(32,531)	(329)	(32,860)

Partners' capital (deficit), December 31, 2016	$(895,425)	$(172,632)	$(1,068,057)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2016	$(2,279,715)	$(244,324)	$(2,524,039)

Net income (loss)	(53,952)	(545)	(54,497)

Partners' capital (deficit), December 31, 2016	$(2,333,667)	$(244,869)	$(2,578,536)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2016	$(1,529,462)	$(303,173)	$(1,832,635)

Net income (loss)	(59,011)	(596)	(59,607)

Partners' capital (deficit), December 31, 2016	$(1,588,473)	$(303,769)	$(1,892,242)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2016	$676,778	$(174,226)	$502,552

Net income (loss)	(58,853)	(594)	(59,447)

Partners' capital (deficit), December 31, 2016	$617,925	$(174,820)	$443,105

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2016	$616,693	$(219,646)	$397,047

Net income (loss)	(33,527)	(339)	(33,866)

Partners' capital (deficit), December 31, 2016	$583,166	$(219,985)	$363,181

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2016	$1,114,701	$(310,299)	$804,402

Net income (loss)	(88,271)	(892)	(89,163)

Partners' capital (deficit), December 31, 2016	$1,026,430	$(311,191)	$715,239

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2016	$1,097,087	$(197,451)	$899,636

Net income (loss)	2,805,488	28,338	2,833,826

Partners' capital (deficit), December 31, 2016	$3,902,575	$(169,113)	$3,733,462

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2016	$1,149,995	$(273,068)	$876,927

Net income (loss)	(41,666)	(421)	(42,087)

Partners' capital (deficit), December 31, 2016	$1,108,329	$(273,489)	$834,840

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2016	$(2,599,655)	$(368,327)	$(2,967,982)

Net income (loss)	(136,797)	(1,382)	(138,179)

Partners' capital (deficit), December 31, 2016	$(2,736,452)	$(369,709)	$(3,106,161)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2016	$(1,132,351)	$(240,787)	$(1,373,138)

Net income (loss)	(75,331)	(761)	(76,092)

Partners' capital (deficit), December 31, 2016	$(1,207,682)	$(241,548)	$(1,449,230)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2016	$1,673,651	$(366,184)	$1,307,467

Net income (loss)	634,522	6,409	640,931

Partners' capital (deficit), December 31, 2016	$2,308,173	$(359,775)	$1,948,398

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2016	$(1,883,110)	$(429,489)	$(2,312,599)

Net income (loss)	(104,469)	(1,055)	(105,524)

Partners' capital (deficit), December 31, 2016	$(1,987,579)	$(430,544)	$(2,418,123)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2016	$(593,876)	$(234,059)	$(827,935)

Net income (loss)	(68,484)	(692)	(69,176)

Partners' capital (deficit), December 31, 2016	$(662,360)	$(234,751)	$(897,111)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2016	$(2,599,579)	$(329,682)	$(2,929,261)

Net income (loss)	572,814	5,786	578,600

Partners' capital (deficit), December 31, 2016	$(2,026,765)	$(323,896)	$(2,350,661)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2016	$(510,977)	$(290,035)	$(801,012)

Net income (loss)	2,459,507	24,843	2,484,350

Partners' capital (deficit), December 31, 2016	$1,948,530	$(265,192)	$1,683,338

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2016	$(263,566)	$(183,130)	$(446,696)

Net income (loss)	2,460,624	24,855	2,485,479

Partners' capital (deficit), December 31, 2016	$2,197,058	$(158,275)	$2,038,783

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2016	$(2,060,600)	$(238,556)	$(2,299,156)

Net income (loss)	1,804,823	18,231	1,823,054

Partners' capital (deficit), December 31, 2016	$(255,777)	$(220,325)	$(476,102)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2016	$(1,456,733)	$(235,204)	$(1,691,937)

Net income (loss)	1,722,574	17,400	1,739,974

Partners' capital (deficit), December 31, 2016	$265,841	$(217,804)	$48,037

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2016	$(1,255,309)	$(211,107)	$(1,466,416)

Net income (loss)	44,491	449	44,940

Partners' capital (deficit), December 31, 2016	$(1,210,818)	$(210,658)	$(1,421,476)

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2016	$(2,108,202)	$(248,511)	$(2,356,713)

Net income (loss)	(84,946)	(858)	(85,804)

Partners' capital (deficit), December 31, 2016	$(2,193,148)	$(249,369)	$(2,442,517)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2016	$(2,552,052)	$(277,464)	$(2,829,516)

Net income (loss)	(193,315)	(1,953)	(195,268)

Partners' capital (deficit), December 31, 2016	$(2,745,367)	$(279,417)	$(3,024,784)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2016	$1,500,294	$(228,217)	$1,272,077

Net income (loss)	(159,017)	(1,606)	(160,623)

Partners' capital (deficit), December 31, 2016	$1,341,277	$(229,823)	$1,111,454

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2016	$132,554	$(323,430)	$(190,876)

Net income (loss)	(176,970)	(1,788)	(178,758)

Partners' capital (deficit), December 31, 2016	$(44,416)	$(325,218)	$(369,634)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2016
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2016	$(2,026,484)	$(260,316)	$(2,286,800)

Net income (loss)	(193,528)	(1,955)	(195,483)

Partners' capital (deficit), December 31, 2016	$(2,220,012)	$(262,271)	$(2,482,283)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2016	$(1,470,231)	$(372,085)	$(1,842,316)

Net income (loss)	(186,383)	(1,883)	(188,266)

Partners' capital (deficit), December 31, 2016	$(1,656,614)	$(373,968)	$(2,030,582)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2016	$(1,127,041)	$(276,781)	$(1,403,822)

Net income (loss)	220,652	2,229	222,881

Partners' capital (deficit), December 31, 2016	$(906,389)	$(274,552)	$(1,180,941)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2016	2015

Cash flows from operating activities:

Net income (loss)	$11,174,754	$11,185,264
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	(13,992,959)	(13,926,505)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	29,567	598,225
Decrease (Increase) in other assets	-	(75,768)
(Decrease) Increase in accounts payable affiliates	(7,429,230)	(2,529,559)

Net cash (used in) provided by operating activities	(10,217,868)	(4,744,754)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	13,370,012	14,426,746

Net cash (used in) provided by investing activities	13,370,012	14,426,746

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,152,144	9,681,992

Cash and cash equivalents, beginning	21,728,069	23,720,352

Cash and cash equivalents, ending	$24,880,213	$33,402,344

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2016	2015

Cash flows from operating activities:

Net income (loss)	$85,419	$(54,146)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(138,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	19,308	(70,866)

Net cash (used in) provided by operating activities	(30,273)	(125,012)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	138,000	-

Net cash (used in) provided by investing activities	138,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	107,727	(125,012)

Cash and cash equivalents, beginning	180,896	310,195

Cash and cash equivalents, ending	$288,623	$185,183

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2016	2015

Cash flows from operating activities:
Net income (loss)	$(32,860)	$285,685
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(326,273)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	3,000
(Decrease) Increase in accounts payable affiliates	(141,846)	20,435

Net cash (used in) provided by operating activities	(174,706)	(22,153)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	326,273

Net cash (used in) provided by investing activities	-	326,273

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(174,706)	304,120

Cash and cash equivalents, beginning	425,168	127,394

Cash and cash equivalents, ending	$250,462	$431,514

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(54,497)	$174,807
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(232,989)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	21,906	34,134

Net cash (used in) provided by operating activities	(32,591)	(24,048)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	232,296

Net cash (used in) provided by investing activities	-	232,296

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(32,591)	208,248

Cash and cash equivalents, beginning	295,650	117,048

Cash and cash equivalents, ending	$263,059	$325,296

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(59,607)	$153,783
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,550)	(215,459)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	28,092	48,407

Net cash (used in) provided by operating activities	(35,065)	(13,269)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,550	215,459

Net cash (used in) provided by investing activities	3,550	215,459

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,515)	202,190

Cash and cash equivalents, beginning	219,677	205,359

Cash and cash equivalents, ending	$188,162	$407,549

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(59,447)	$43,411
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(16,675)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,335)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(59,447)	20,401

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	96,715

Net cash (used in) provided by investing activities	-	96,715

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(59,447)	117,116

Cash and cash equivalents, beginning	502,552	1,005,871

Cash and cash equivalents, ending	$443,105	$1,122,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(33,866)	$(24,546)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(33,866)	(24,546)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,866)	(24,546)

Cash and cash equivalents, beginning	395,797	3,811,919

Cash and cash equivalents, ending	$361,931	$3,787,373

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(89,163)	$(52,756)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(18,500)	(59,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(960)	(15,507)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(108,623)	(127,263)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	18,500	128,000

Net cash (used in) provided by investing activities	18,500	128,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(90,123)	737

Cash and cash equivalents, beginning	809,362	3,013,320

Cash and cash equivalents, ending	$719,239	$3,014,057

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,833,826	$(128,890)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(3,016,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(178,174)	(128,890)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,016,000	-

Net cash (used in) provided by investing activities	3,016,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,837,826	(128,890)

Cash and cash equivalents, beginning	899,636	1,051,663

Cash and cash equivalents, ending	$3,737,462	$922,773

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(42,087)	$1,111,431
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(5,000)	(1,197,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(7,500)	(3,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(54,587)	(88,569)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	5,000	1,197,000

Net cash (used in) provided by investing activities	5,000	1,197,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(49,587)	1,108,431

Cash and cash equivalents, beginning	884,427	5,774,634

Cash and cash equivalents, ending	$834,840	$6,883,065

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(138,179)	$152,505
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(199,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(91,860)	(211,180)

Net cash (used in) provided by operating activities	(230,039)	(259,175)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	199,000

Net cash (used in) provided by investing activities	-	199,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(230,039)	(60,175)

Cash and cash equivalents, beginning	618,758	501,274

Cash and cash equivalents, ending	$388,719	$441,099

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(76,092)	$210,036
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(273,454)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
Decrease (Increase) in other assets	-	500
(Decrease) Increase in accounts payable affiliates	52,263	(5,507)

Net cash (used in) provided by operating activities	(23,829)	(65,425)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	324,454

Net cash (used in) provided by investing activities	-	324,454

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,829)	259,029

Cash and cash equivalents, beginning	304,293	322,775

Cash and cash equivalents, ending	$280,464	$581,804

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2016	2015

Cash flows from operating activities:

Net income (loss)	$640,931	$1,102,493
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(791,947)	(1,256,102)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(3,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(2,902,513)

Net cash (used in) provided by operating activities	(154,016)	(3,056,122)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	169,000	1,256,102

Net cash provided by investing activities	169,000	1,256,102

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,984	(1,800,020)

Cash and cash equivalents, beginning	1,351,761	3,106,480

Cash and cash equivalents, ending	$1,366,745	$1,306,460

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(105,524)	$639,273
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(48,900)	(825,886)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,500)	6,007
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(627,550)	42,422

Net cash (used in) provided by operating activities	(786,474)	(138,184)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	48,900	825,886

Net cash provided by investing activities	48,900	825,886

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(737,574)	687,702

Cash and cash equivalents, beginning	1,061,685	354,807

Cash and cash equivalents, ending	$324,111	$1,042,509

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(69,176)	$1,026,771
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(1,097,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(650)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(850,806)	(51,210)

Net cash (used in) provided by operating activities	(919,982)	(122,089)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,097,000

Net cash (used in) provided by investing activities	-	1,097,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(919,982)	974,911

Cash and cash equivalents, beginning	1,266,455	281,704

Cash and cash equivalents, ending	$346,473	$1,256,615

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2016	2015

Cash flows from operating activities:

Net income (loss)	$578,600	$24,267
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(630,691)	(37,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	4,230	(5,802)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(366,202)	(463,312)

Net cash (used in) provided by operating activities	(414,063)	(481,847)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	630,691	37,000

Net cash (used in) provided by investing activities	630,691	37,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	216,628	(444,847)

Cash and cash equivalents, beginning	674,173	838,027

Cash and cash equivalents, ending	$890,801	$393,180

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,484,350	$858,971
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,543,187)	(972,250)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,770	(1,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,386,580)	102,212

Net cash (used in) provided by operating activities	(1,443,647)	(12,567)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,543,187	972,250

Net cash (used in) provided by investing activities	2,543,187	972,250

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,099,540	959,683

Cash and cash equivalents, beginning	1,693,223	231,626

Cash and cash equivalents, ending	$2,792,763	$1,191,309

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2016	2015

Cash flows from operating activities:

Net income (loss)	$2,485,479	$439,587
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(2,503,252)	(553,111)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	13,243
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(532,657)	74,360

Net cash (used in) provided by operating activities	(552,930)	(25,921)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,503,252	553,111

Net cash (used in) provided by investing activities	2,503,252	553,111

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,950,322	527,190

Cash and cash equivalents, beginning	979,340	430,583

Cash and cash equivalents, ending	$2,929,662	$957,773

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2016	2015

Cash flows from operating activities:

Net income (loss)	$1,823,054	$(129,026)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,934,639)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,024)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	100,179	117,990

Net cash (used in) provided by operating activities	(11,406)	(12,060)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,934,639	-

Net cash (used in) provided by investing activities	1,934,639	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,923,233	(12,060)

Cash and cash equivalents, beginning	340,689	345,467

Cash and cash equivalents, ending	$2,263,922	$333,407

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2016	2015

Cash flows from operating activities:

Net income (loss)	$1,739,974	$(137,993)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(1,795,010)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,779)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	76,230	98,300

Net cash (used in) provided by operating activities	16,415	(39,693)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,795,010	-

Net cash (used in) provided by investing activities	1,795,010	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,811,425	(39,693)

Cash and cash equivalents, beginning	333,474	280,864

Cash and cash equivalents, ending	$2,144,899	$241,171

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2016	2015

Cash flows from operating activities:

Net income (loss)	$44,940	$(107,508)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(122,100)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,894)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(51,654)	64,456

Net cash (used in) provided by operating activities	(133,708)	(43,052)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	122,100	-

Net cash (used in) provided by investing activities	122,100	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,608)	(43,052)

Cash and cash equivalents, beginning	313,691	166,118

Cash and cash equivalents, ending	$302,083	$123,066

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(85,804)	$587,060
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	(49,000)	(762,011)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	42,200	14,141
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(180,817)	153,894

Net cash (used in) provided by operating activities	(273,421)	(6,916)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	49,000	762,011

	-	-
Net cash (used in) provided by investing activities	49,000	762,011

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(224,421)	755,095

Cash and cash equivalents, beginning	510,705	97,731

Cash and cash equivalents, ending	$286,284	$852,826

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(195,268)	$313,301
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(457,440)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	8,782
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	68,444	(186,989)

Net cash (used in) provided by operating activities	(126,824)	(322,346)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	457,440

Net cash (used in) provided by investing activities	-	457,440

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(126,824)	135,094

Cash and cash equivalents, beginning	331,029	158,957

Cash and cash equivalents, ending	$204,205	$294,051

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(160,623)	$3,164,689
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(3,214,695)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	47,686
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(2,141,040)	(221,593)

Net cash (used in) provided by operating activities	(2,301,663)	(223,913)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	3,254,655

Net cash (used in) provided by investing activities	-	3,254,655

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,301,663)	3,030,742

Cash and cash equivalents, beginning	3,412,757	420,023

Cash and cash equivalents, ending	$1,111,094	$3,450,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(178,758)	$2,335,167
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	(2,492,094)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	29,636
Decrease (Increase) in other assets	-	2,827
(Decrease) Increase in accounts payable affiliates	(2,029,791)	148,415

Net cash (used in) provided by operating activities	(2,208,549)	23,951

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,492,094

Net cash (used in) provided by investing activities	-	2,492,094

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,208,549)	2,516,045

Cash and cash equivalents, beginning	2,886,991	354,147

Cash and cash equivalents, ending	$678,442	$2,870,192

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(195,483)	$(183,901)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(82,095)
(Decrease) Increase in accounts payable affiliates	192,398	291,922

Net cash (used in) provided by operating activities	(3,085)	25,926

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,085)	25,926

Cash and cash equivalents, beginning	44,503	9,744

Cash and cash equivalents, ending	$41,418	$35,670

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2016	2015

Cash flows from operating activities:

Net income (loss)	$(188,266)	$(252,043)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	-
Share of (income) loss from Operating Partnerships	-	81,540
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,500	516,048
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	228,968	224,518

Net cash (used in) provided by operating activities	43,202	570,063

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	43,202	570,063

Cash and cash equivalents, beginning	748,100	147,398

Cash and cash equivalents, ending	$791,302	$717,461

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2016	2015

Cash flows from operating activities:

Net income (loss)	$222,881	$(367,164)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Distributions from Operating Partnerships	-	3,589
Share of (income) loss from Operating Partnerships	(393,183)	179,394
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	183,785	162,146

Net cash (used in) provided by operating activities	13,483	(22,035)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	393,183	-

Net cash (used in) provided by investing activities	393,183	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	406,666	(22,035)

Cash and cash equivalents, beginning	243,277	255,224

Cash and cash equivalents, ending	$649,943	$233,189

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2016
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
December 31, 2016
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2016 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2016 and 2015, are as follows:

	2016	2015
Series 20	$ 5,535	$ 8,238
Series 21	2,718	2,718
Series 22	7,302	9,363
Series 23	9,270	14,202
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	22,545	24,717
Series 27	25,794	38,358
Series 28	8,844	22,389
Series 29	20,547	20,547
Series 30	17,421	19,872
Series 31	37,521	40,551
Series 32	43,080	47,594
Series 33	16,398	16,398
Series 34	16,707	29,661
Series 35	22,065	32,115
Series 36	7,626	33,120
Series 37	26,424	39,330
Series 38	34,779	41,100
Series 39	13,623	31,485
Series 40	33,579	50,004
Series 41	56,148	56,148
Series 42	42,870	42,870
Series 43	57,693	57,693
Series 44	57,825	63,657
Series 45	70,800	70,800
Series 46	59,021	62,382
	$734,657	$893,834

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2016 and 2015 are as follows:
	2016	2015
Series 20	$ -	$ 95,580
Series 21	150,000	-
Series 24	37,764	37,764
Series 25	17,802	17,802
Series 26	70,531	79,261
Series 27	90,648	115,074
Series 28	35,835	76,233
Series 29	153,500	278,493
Series 30	-	72,630
Series 31	112,563	3,034,919
Series 32	756,790	118,416
Series 33	900,000	53,079
Series 34	291,000	552,727
Series 35	1,460,603	-
Series 36	571,611	25,000
Series 38	32,421	25,000
Series 39	102,774	29,999
Series 40	287,722	-
Series 41	100,000	-
Series 42	2,269,650	153,508
Series 43	2,202,870	50,000
Series 46	-	25,000
	$9,644,084	$4,840,485

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2016 and 2015, the Fund has limited partnership interests in 219 and 272 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2016 and 2015 are as follows:
	2016	2015
Series 20	3	4
Series 21	2	2
Series 22	3	4
Series 23	5	7
Series 24	6	6
Series 25	4	4
Series 26	13	14
Series 27	5	7
Series 28	5	10
Series 29	8	8
Series 30	8	8
Series 31	10	18
Series 32	8	10
Series 33	5	5
Series 34	4	8
Series 35	4	7
Series 36	3	8
Series 37	3	6
Series 38	6	10
Series 39	3	8
Series 40	11	15
Series 41	18	18
Series 42	15	15
Series 43	19	19
Series 44	7	8
Series 45	27	28
Series 46	14	15
	219	272

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2016 and 2015, are as follows:
	2016	2015
Series 22	$ -	$ 8,659
Series 29	8,235	8,235
Series 30	105,139	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$578,113	$586,772

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2016 the Fund disposed of thirty-nine Operating Partnerships. A summary of the dispositions by Series for December 31, 2016 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	-	1	$138,000	$138,000
Series 23	1	-	3,550	3,550
Series 26	1	-	18,500	18,500
Series 27	1	1	3,016,000	3,016,000
Series 28	1	-	5,000	5,000
Series 31	7	-	169,000	791,947
Series 32	2	-	48,900	48,900
Series 34	3	-	630,691	630,691
Series 35	1	1	2,543,187	2,543,187
Series 36	3	1	2,503,252	2,503,252
Series 37	3	-	1,934,639	1,934,639
Series 38	1	1	1,795,010	1,795,010
Series 39	4	-	122,100	122,100
Series 40	3	-	49,000	49,000
Series 44	-	1	-	-
Sereis 45	1	-	-	-
Series 46	-	1	393,183	393,183
Total	32	7	$13,370,012	$13,992,959

* Fund proceeds from disposition does not include $622,947 recorded as a receivable as of December 31, 2016, for Series 31.

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
December 31, 2016
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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2016.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2016	2015

Revenues
Rental	$ 51,924,209	$ 65,767,029
Interest and other	2,034,484	1,898,076
	53,958,693	67,665,105

Expenses
Interest	9,129,281	11,384,480
Depreciation and amortization	14,396,782	18,048,139
Operating expenses	37,800,040	45,011,409
	61,326,103	74,444,028

NET LOSS	$ (7,367,410)	$ (6,778,923)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (7,293,736)	$ (6,711,134)

Net loss allocated to other Partners	$ (73,674)	$ (67,789)

* Amounts include $(7,293,736) and $(6,450,200) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2016	2015
Revenues
Rental	$ 467,857	$ 625,194
Interest and other	25,198	29,461
	493,055	654,655

Expenses
Interest	50,048	70,360
Depreciation and amortization	122,081	146,321
Operating expenses	371,567	470,745
	543,696	687,426

NET LOSS	$ (50,641)	$ (32,771)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (50,135)	$ (32,443)

Net loss allocated to other Partners	$ (506)	$ (328)

* Amounts include $(50,135) and $(32,443) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2016	2015
Revenues
Rental	$ 379,750	$ 412,631
Interest and other	2,462	3,145
	382,212	415,776

Expenses
Interest	36,545	56,566
Depreciation and amortization	62,275	72,153
Operating expenses	284,189	330,674
	383,009	459,393

NET LOSS	$ (797)	$ (43,617)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (789)	$ (43,181)

Net loss allocated to other Partners	$ (8)	$ (436)

* Amounts include $(789) and $(43,181) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2016	2015
Revenues
Rental	$ 380,419	$ 633,717
Interest and other	15,355	17,074
	395,774	650,791

Expenses
Interest	38,301	82,718
Depreciation and amortization	84,013	154,307
Operating expenses	322,022	469,496
	444,336	706,521

NET LOSS	$ (48,562)	$ (55,730)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (48,076)	$ (55,173)

Net loss allocated to other Partners	$ (486)	$ (557)

* Amounts include $(48,076) and $(55,173) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2016	2015
Revenues
Rental	$ 1,404,840	$ 1,989,399
Interest and other	48,308	62,625
	1,453,148	2,052,024

Expenses
Interest	114,138	210,045
Depreciation and amortization	468,885	452,570
Operating expenses	1,146,498	1,554,080
	1,729,521	2,216,695

NET LOSS	$ (276,373)	$ (164,671)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (273,608)	$ (163,023)

Net loss allocated to other Partners	$ (2,765)	$ (1,648)

* Amounts include $(273,608) and $(163,023) for 2016 and 2015, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2016	2015
Revenues
Rental	$ 770,493	$ 762,627
Interest and other	14,924	14,594
	785,417	777,221

Expenses
Interest	68,965	70,845
Depreciation and amortization	205,010	205,103
Operating expenses	606,482	618,978
	880,457	894,926

NET LOSS	$ (95,040)	$ (117,705)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (94,090)	$ (116,528)

Net loss allocated to other Partners	$ (950)	$ (1,177)

* Amounts include $(94,090) and $(116,528) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2016	2015
Revenues
Rental	$ 644,357	$ 654,445
Interest and other	20,795	14,890
	665,152	669,335

Expenses
Interest	76,186	102,668
Depreciation and amortization	121,323	116,496
Operating expenses	494,613	480,614
	692,122	699,778

NET LOSS	$ (26,970)	$ (30,443)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (26,700)	$ (30,139)

Net loss allocated to other Partners	$ (270)	$ (304)

* Amounts include $(26,700) and $(30,139) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2016	2015
Revenues
Rental	$ 1,680,959	$ 1,867,008
Interest and other	37,896	39,628
	1,718,855	1,906,636

Expenses
Interest	272,097	282,844
Depreciation and amortization	432,391	484,378
Operating expenses	1,446,677	1,483,678
	2,151,165	2,250,900

NET LOSS	$ (432,310)	$ (344,264)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (427,987)	$ (340,821)

Net loss allocated to other Partners	$ (4,323)	$ (3,443)

* Amounts include $(427,987) and $(340,821) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2016	2015
Revenues
Rental	$ 2,048,745	$ 3,191,905
Interest and other	9,002	33,413
	2,057,747	3,225,318

Expenses
Interest	363,382	641,547
Depreciation and amortization	455,020	656,723
Operating expenses	1,396,897	1,940,238
	2,215,299	3,238,508

NET LOSS	$ (157,552)	$ (13,190)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (155,976)	$ (13,058)

Net loss allocated to other Partners	$ (1,576)	$ (132)

* Amounts include $(155,976) and $(13,058) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2016	2015
Revenues
Rental	$ 736,324	$ 1,597,578
Interest and other	14,925	30,442
	751,249	1,628,020

Expenses
Interest	113,463	128,469
Depreciation and amortization	173,079	507,429
Operating expenses	655,453	1,302,916
	941,995	1,938,814

NET LOSS	$ (190,746)	$ (310,794)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (188,839)	$ (307,686)

Net loss allocated to other Partners	$ (1,907)	$ (3,108)

* Amounts include $(188,839) and $(307,686) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2016	2015
Revenues
Rental	$ 1,423,670	$ 1,503,300
Interest and other	108,448	81,360
	1,532,118	1,584,660

Expenses
Interest	307,632	279,909
Depreciation and amortization	367,084	397,214
Operating expenses	1,153,171	1,201,704
	1,827,887	1,878,827

NET LOSS	$ (295,769)	$ (294,167)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (292,811)	$ (291,225)

Net loss allocated to other Partners	$ (2,958)	$ (2,942)

* Amounts include $(292,811) and $(291,225) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2016	2015
Revenues
Rental	$ 1,124,928	$ 1,593,010
Interest and other	81,835	37,824
	1,206,763	1,630,834

Expenses
Interest	132,921	185,154
Depreciation and amortization	303,986	363,534
Operating expenses	927,999	1,250,591
	1,364,906	1,799,279

NET LOSS	$ (158,143)	$ (168,445)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (156,562)	$ (166,761)

Net loss allocated to other Partners	$ (1,581)	$ (1,684)

* Amounts include $(156,562) and $(166,761) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2016	2015
Revenues
Rental	$ 2,384,452	$ 3,483,340
Interest and other	188,273	142,231
	2,572,725	3,625,571

Expenses
Interest	236,725	392,961
Depreciation and amortization	707,858	898,755
Operating expenses	1,911,268	2,720,339
	2,855,851	4,012,055

NET LOSS	$ (283,126)	$ (386,484)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (280,295)	$ (382,619)

Net loss allocated to other Partners	$ (2,831)	$ (3,865)

* Amounts include $(280,295) and $(382,619) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2016	2015
Revenues
Rental	$ 2,468,262	$ 2,899,025
Interest and other	278,117	95,692
	2,746,379	2,994,717

Expenses
Interest	388,448	495,696
Depreciation and amortization	779,977	982,552
Operating expenses	2,010,447	2,070,189
	3,178,872	3,548,437

NET LOSS	$ (432,493)	$ (553,720)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (428,168)	$ (548,183)

Net loss allocated to other Partners	$ (4,325)	$ (5,537)

* Amounts include $(428,168) and $(548,183) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2016	2015
Revenues
Rental	$ 1,030,707	$ 1,028,998
Interest and other	34,834	25,484
	1,065,541	1,054,482

Expenses
Interest	173,255	163,396
Depreciation and amortization	284,822	315,110
Operating expenses	777,630	690,920
	1,235,707	1,169,426

NET LOSS	$ (170,166)	$ (114,944)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (168,464)	$ (113,795)

Net loss allocated to other Partners	$ (1,702)	$ (1,149)

* Amounts include $(168,464) and $(113,795) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2016	2015
Revenues
Rental	$ 1,029,229	$ 2,121,392
Interest and other	32,598	53,366
	1,061,827	2,174,758

Expenses
Interest	156,982	343,926
Depreciation and amortization	283,865	549,519
Operating expenses	841,070	1,444,709
	1,281,917	2,338,154

NET LOSS	$ (220,090)	$ (163,396)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (217,889)	$ (161,762)

Net loss allocated to other Partners	$ (2,201)	$ (1,634)

* Amounts include $(217,889) and $(161,762) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2016	2015
Revenues
Rental	$ 1,684,024	$ 2,381,236
Interest and other	60,075	80,234
	1,744,099	2,461,470

Expenses
Interest	329,373	473,467
Depreciation and amortization	602,766	706,801
Operating expenses	1,057,585	1,406,076
	1,989,724	2,586,344

NET LOSS	$ (245,625)	$ (124,874)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (243,169)	$ (123,625)

Net loss allocated to other Partners	$ (2,456)	$ (1,249)

* Amounts include $(243,169) and $(123,625) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2016	2015
Revenues
Rental	$ 473,966	$ 2,068,949
Interest and other	13,853	40,551
	487,819	2,109,500

Expenses
Interest	87,368	374,855
Depreciation and amortization	146,670	645,000
Operating expenses	367,176	1,384,211
	601,214	2,404,066

NET LOSS	$ (113,395)	$ (294,566)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (112,261)	$ (291,620)

Net loss allocated to other Partners	$ (1,134)	$ (2,946)

* Amounts include $(112,261) and $(291,620) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2016	2015
Revenues
Rental	$ 1,824,071	$ 3,000,864
Interest and other	93,131	68,814
	1,917,202	3,069,678

Expenses
Interest	390,254	506,694
Depreciation and amortization	622,199	851,138
Operating expenses	1,368,577	2,184,201
	2,381,030	3,542,033

NET LOSS	$ (463,828)	$ (472,355)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (459,190)	$ (467,631)

Net loss allocated to other Partners	$ (4,638)	$ (4,724)

* Amounts include $(459,190) and $(467,631) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2016	2015
Revenues
Rental	$ 2,435,309	$ 2,826,900
Interest and other	67,401	79,986
	2,502,710	2,906,886

Expenses
Interest	430,695	517,254
Depreciation and amortization	583,791	753,870
Operating expenses	1,692,637	2,007,062
	2,707,123	3,278,186

NET LOSS	$ (204,413)	$ (371,300)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (202,369)	$ (367,587)

Net loss allocated to other Partners	$ (2,044)	$ (3,713)

* Amounts include $(202,369) and $(367,587) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2016	2015
Revenues
Rental	$ 1,039,650	$ 1,990,949
Interest and other	43,692	88,823
	1,083,342	2,079,772

Expenses
Interest	214,492	367,901
Depreciation and amortization	243,036	550,791
Operating expenses	727,512	1,462,109
	1,185,040	2,380,801

NET LOSS	$ (101,698)	$ (301,029)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (100,681)	$ (298,019)

Net loss allocated to other Partners	$ (1,017)	$ (3,010)

* Amounts include $(100,681) and $(298,019) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2016	2015
Revenues
Rental	$ 2,063,291	$ 2,983,773
Interest and other	40,671	95,760
	2,103,962	3,079,533

Expenses
Interest	431,037	621,410
Depreciation and amortization	610,754	953,070
Operating expenses	1,411,808	1,918,154
	2,453,599	3,492,634

NET LOSS	$ (349,637)	$ (413,101)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (346,141)	$ (408,970)

Net loss allocated to other Partners	$ (3,496)	$ (4,131)

* Amounts include $(346,141) and $(408,970) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2016	2015
Revenues
Rental	$ 4,092,808	$ 4,126,741
Interest and other	105,538	129,877
	4,198,346	4,256,618

Expenses
Interest	835,787	800,118
Depreciation and amortization	1,017,190	1,072,939
Operating expenses	2,752,748	2,508,908
	4,605,725	4,381,965

NET LOSS	$ (407,379)	$ (125,347)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (403,305)	$ (124,094)

Net loss allocated to other Partners	$ (4,074)	$ (1,253)

* Amounts include $(403,305) and $(124,094) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2016	2015
Revenues
Rental	$ 2,696,145	$ 3,294,785
Interest and other	212,506	176,480
	2,908,651	3,471,265

Expenses
Interest	575,368	701,395
Depreciation and amortization	844,726	1,043,723
Operating expenses	2,089,988	2,392,392
	3,510,082	4,137,510

NET LOSS	$ (601,431)	$ (666,245)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (595,417)	$ (659,583)

Net loss allocated to other Partners	$ (6,014)	$ (6,662)

* Amounts include $(595,417) and $(659,583) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2016	2015
Revenues
Rental	$ 3,876,925	$ 4,531,036
Interest and other	164,754	169,414
	4,041,679	4,700,450

Expenses
Interest	585,992	701,958
Depreciation and amortization	1,312,092	1,426,942
Operating expenses	2,959,326	2,760,784
	4,857,410	4,889,684

NET LOSS	$ (815,731)	$ (189,234)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (807,574)	$ (187,342)

Net loss allocated to other Partners	$ (8,157)	$ (1,892)

* Amounts include $(807,574) and $(187,342) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2016	2015
Revenues
Rental	$ 4,391,077	$ 4,430,499
Interest and other	120,037	114,716
	4,511,114	4,545,215

Expenses
Interest	1,077,199	1,143,355
Depreciation and amortization	1,079,209	1,155,858
Operating expenses	2,519,646	2,578,407
	4,676,054	4,877,620

NET LOSS	$ (164,940)	$ (332,405)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (163,291)	$ (329,081)

Net loss allocated to other Partners	$ (1,649)	$ (3,324)

* Amounts include $(163,291) and $(329,081) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2016	2015
Revenues
Rental	$ 5,379,892	$ 5,417,266
Interest and other	106,730	105,825
	5,486,622	5,523,091

Expenses
Interest	766,156	763,420
Depreciation and amortization	1,506,167	1,507,456
Operating expenses	3,831,853	3,625,343
	6,104,176	5,896,219

NET LOSS	$ (617,554)	$ (373,128)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (611,378)	$ (369,397)

Net loss allocated to other Partners	$ (6,176)	$ (3,731)

* Amounts include $(611,378) and $(287,857) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2016	2015
Revenues
Rental	$ 3,992,059	$ 4,350,462
Interest and other	93,126	66,367
	4,085,185	4,416,829

Expenses
Interest	876,472	905,549
Depreciation and amortization	976,513	1,078,387
Operating expenses	2,675,201	2,753,891
	4,528,186	4,737,827

NET LOSS	$ (443,001)	$ (320,998)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (438,571)	$ (317,788)

Net loss allocated to other Partners	$ (4,430)	$ (3,210)

* Amounts include $(438,571) and $(138,394) for 2016 and 2015, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2016

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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2016, the Fund has entered into an agreement to transfer or sell the interests in five operating limited partnerships. The estimated transferor sale prices and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnerships are $3,072,863. The estimated gain on the transfer or sale of the operating limited partnerships are $3,047,277 and are expected to be recognized in the fourth quarter of fiscal year ending March 31, 2017.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2016 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2016 were $734,657 and total fund management fees accrued as of December 31, 2016 were $41,363,532. During the nine months ended December 31, 2016, $9,644,084 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2016, an affiliate of the general partner of the Fund advanced a total of $478,052 to the Fund to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2016, $27,715 was advanced to the Fund from an affiliate of the general partner, and $133,578 was paid from Series 34 back to an affiliate of the general partner. The advances made in the nine months ended, as well as the total advances made as of December 31, 2016, are as follows:

	Current
	Period	Total

Series 39	$ -	$220,455
Series 44	11,147	202,938
Series 45	16,568	54,659
	$ 27,715	$478,052

All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2016.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 21 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2016, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2016, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2016, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

Prior to the quarter ended December 31, 2016, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended December 31, 2016, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2016, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 32 of the Operating Partnerships and 13 remain.

Prior to the quarter ended December 31, 2016, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 11 of the Operating Partnerships and 5 remain.

Prior to the quarter ended December 31, 2016, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2016, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2016, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of December 31, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2016, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 3 Operating Partnerships in the amount of $105,139 as of December 31, 2016. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 17 of the Operating Partnerships and 10 remain.

During the quarter ended December 31, 2016, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2016. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 9 of the Operating Partnerships and 8 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended December 31, 2016, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of December 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended December 31, 2016, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of December 31, 2016. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

Series 34

The Fund commenced offering BACs in Series 34 on September 22, 1998. Offers and sales of BACs in Series 34 were completed on February 11, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $25,738,978. Series 34 has since sold its interest in 10 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2016, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 7 of the Operating Partnerships and 4 remain.

Prior to the quarter ended December 31, 2016, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2016, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 4 of the Operating Partnerships and 3 remain.

During the quarter ended December 31, 2016, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of December 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in 4 of the Operating Partnerships and 6 remain. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2016, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2016, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 5 of the Operating Partnerships and 11 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2016, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the quarter ended December 31, 2016, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended December 31, 2016, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of December 31, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2016, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of December 31, 2016. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended December 31, 2016, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 4 of the Operating Partnerships and 27 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2016, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2016. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 46

The Fund commenced offering BACs in Series 46 on September 23, 2003. Offers and sales of BACs in Series 46 were completed on December 19, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 15 Operating Partnerships in the amount of $22,495,082. Series 46 has since sold its interest in 1 of the Operating Partnerships and 14 remain. In addition, the Fund committed and used $228,691 of Series 46 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2016, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2016 and 2015, the Fund held limited partnership interests in 219 and 272 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2016, are as follows:

3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,535	$ 333	$ 5,202
Series 21	2,718	-	2,718
Series 22	7,302	-	7,302
Series 23	9,270	-	9,270
Series 24	12,588	730	11,858
Series 25	5,934	750	5,184
Series 26	22,545	841	21,704
Series 27	25,794	4,000	21,794
Series 28	8,844	15,000	(6,156)
Series 29	20,547	3,951	16,596
Series 30	17,421	2,400	15,021
Series 31	37,521	-	37,521
Series 32	43,080	-	43,080
Series 33	16,398	-	16,398
Series 34	16,707	4,115	12,592
Series 35	22,065	885	21,180
Series 36	7,626	-	7,626
Series 37	26,424	-	26,424
Series 38	34,779	7,200	27,579
Series 39	13,623	-	13,623
Series 40	33,579	-	33,579
Series 41	56,148	6,708	49,440
Series 42	42,870	364	42,506
Series 43	57,693	4,000	53,693
Series 44	57,825	(2,187)	60,012
Series 45	70,800	12,780	58,020
Series 46	59,021	11,276	47,745
	$734,657	$73,146	$661,511

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 19,308	$ 1,233	$ 18,075
Series 21	8,154	2,051	6,103
Series 22	21,906	500	21,406
Series 23	28,092	5,080	23,012
Series 24	37,764	5,357	32,407
Series 25	17,802	6,460	11,342
Series 26	70,531	5,341	65,190
Series 27	90,648	16,630	74,018
Series 28	35,835	23,000	12,835
Series 29	61,640	7,655	53,985
Series 30	52,263	10,216	42,047
Series 31	112,563	5,500	107,063
Series 32	129,240	13,460	115,780
Series 33	49,194	7,670	41,524
Series 34	58,376	29,315	29,061
Series 35	74,023	40,844	33,179
Series 36	38,954	41,910	(2,956)
Series 37	100,179	10,518	89,661
Series 38	108,651	21,354	87,297
Series 39	51,120	4,200	46,920
Series 40	106,905	9,275	97,630
Series 41	168,444	14,456	153,988
Series 42	128,610	7,686	120,924
Series 43	173,079	37,390	135,689
Series 44	181,251	1,000	180,251
Series 45	212,400	45,461	166,939
Series 46	183,785	22,944	160,841
	$2,320,717	$396,506	$1,924,211

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 20 reflects a net loss from Operating Partnerships of $(50,641) and $(32,771), respectively, which includes depreciation and amortization of $122,081 and $146,321, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 21 reflects a net loss from Operating Partnerships of $(797) and $(43,617), respectively, which includes depreciation and amortization of $62,275 and $72,153, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 22 reflects a net loss from Operating Partnerships of $(48,562) and $(55,730), respectively, which includes depreciation and amortization of $84,013 and $154,307, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 23

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 23 reflects a net loss from Operating Partnerships of $(276,373) and $(164,671), respectively, which includes depreciation and amortization of $468,885 and $452,570, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Colonna Redevelopment Company

Series 24

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 24 reflects a net loss from Operating Partnerships of $(95,040) and $(117,705), respectively, which includes depreciation and amortization of $205,010 and $205,103, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 25 reflects a net loss from Operating Partnerships of $(26,970) and $(30,443), respectively, which includes depreciation and amortization of $121,323 and $116,496, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 26

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 26 reflects a net loss from Operating Partnerships of $(432,310) and $(344,264), respectively, which includes depreciation and amortization of $432,391 and $484,378, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Brookhaven Apartments Partnership, A LP

Series 27

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 27 reflects a net loss from Operating Partnerships of $(157,552) and $(13,190), respectively, which includes depreciation and amortization of $455,020 and $656,723, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2016, the investment general partner transferred 50% of its interest in Canisteo Manor, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $438,188 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 27. The remaining 50% investment limited partner interest in the Operating Partnership is scheduled to be transferred in November 2017 for the assumption of approximately $438,188 of the remaining outstanding mortgage balance and nominal consideration.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 28 reflects a net loss from Operating Partnerships of $(190,746) and $(310,794), respectively, which includes depreciation and amortization of $173,079 and $507,429, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of December 31, 2016 and 2015, the average Qualified Occupancy for the Series was 100% and 99.0%, respectively. The series had a total of 8 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 29 reflects a net loss from Operating Partnerships of $(295,769) and $(294,167), respectively, which includes depreciation and amortization of $367,084 and $397,214, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Series 30

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 30 reflects a net loss from Operating Partnerships of $(158,143) and $(168,445), respectively, which includes depreciation and amortization of $303,986 and $363,534, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

Linden Partners II, L.L.C.

Series 31

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 31 reflects a net loss from Operating Partnerships of $(283,126) and $(386,484), respectively, which includes depreciation and amortization of $707,858 and $898,755, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2016, the investment general partner transferred its interest in Eagles Ridge Terrace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,391,732 and cash proceeds to the investment partnership of $72,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $69,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $69,500 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Henderson Terrace Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $399,366 and cash proceeds to the investment partnership of $19,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,700 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,700 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Lakeview Little Elm Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $340,752 and cash proceeds to the investment partnership of $19,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,700 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,700 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Mesquite Trails Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $523,176 and cash proceeds to the investment partnership of $28,800. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $26,300 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $26,300 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Pilot Point Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $587,525 and cash proceeds to the investment partnership of $32,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $29,500 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Seagraves Apartments, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $354,789 and cash proceeds to the investment partnership of $12,800. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $10,300 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $10,300 as of December 31, 2016.

In November 2016, the investment general partner transferred its interest in Silver Creek Apartments/MHT, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,332,447 and cash proceeds to the investment partnership of $627,947. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $622,947 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds are expected to be received in the first quarter of 2017; so a receivable in the amount of $622,947 was recorded as of December 31, 2016. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $622,947 as of December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Sencit Hampden Associates L.P.

Series 32

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2016, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2016 and 2015, Series 32 reflects a net loss from Operating Partnerships of $(432,493) and $(553,720), respectively, which includes depreciation and amortization of $779,977 and $982,552, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2016, the investment general partner transferred its interest in Indiana Development Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,129,504 and cash proceeds to the investment partnership of $47,500. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,000 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $45,000 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Granada Rose, Limited Partnership, a Texas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $124,650 and cash proceeds to the investment partnership of $6,400. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $3,900 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $3,900 as of December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Cogic Village LDHA Limited Partnership

Pecan Manor Apartments

Parkside Plaza LLP

Series 33

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 33 reflects a net loss from Operating Partnerships of $(170,166) and $(114,944), respectively, which includes depreciation and amortization of $284,822 and $315,110, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP

Series 34

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 34 reflects a net loss from Operating Partnerships of $(220,090) and $(163,396), respectively, which includes depreciation and amortization of $283,865 and $549,519, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2016, the investment general partner transferred their respective interests in Washington Courtyards Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,958,317 and cash proceeds to the investment partnerships of $394,536 and $165,090 for Series 34 and Series 35, respectively. Of the total proceeds received, $2,115 and $885 for Series 34 and Series 35, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,230 and $1,770 for Series 34 and Series 35, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $388,191 and $162,435 for Series 34 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $388,191 and $162,435 for Series 34 and Series 35, respectively, as of December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Belmont Affordable Housing II, L.P.

RHP 96-I, L.P.

Series 35

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 35 reflects a net loss from Operating Partnerships of $(245,625) and $(124,874), respectively, which includes depreciation and amortization of $602,766 and $706,801, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2016, the investment general partner transferred their respective interests in Washington Courtyards Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,958,317 and cash proceeds to the investment partnerships of $394,536 and $165,090 for Series 34 and Series 35, respectively. Of the total proceeds received, $2,115 and $885 for Series 34 and Series 35, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,230 and $1,770 for Series 34 and Series 35, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $388,191 and $162,435 for Series 34 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $388,191 and $162,435 for Series 34 and Series 35, respectively, as of December 31, 2016.

Series 36

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 36 reflects a net loss from Operating Partnerships of $(113,395) and $(294,566), respectively, which includes depreciation and amortization of $146,670 and $645,000, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 37 reflects a net loss from Operating Partnerships of $(463,828) and $(472,355), respectively, which includes depreciation and amortization of $622,199 and $851,138, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Columbia Woods, LP (Columbia Woods Townhomes) is a 120-unit family property located in Newnan, GA. Due to high operating expenses and fluctuating occupancy the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to improve occupancy and reduce operating costs. The operating general partner's operating deficit guarantee has expired; however, the operating general partner continues to fund deficits. The 15-year low income housing tax credit compliance period with respect to Columbia Woods, LP expired on December 31, 2016.

In December 2016, the investment general partner transferred their respective interests in Baldwin Villas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,226,317 and no cash proceeds to the investment partnerships and no cash proceeds returned to the cash reserves held by Series 37, Series 40 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2016.

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

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

Series 38

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2016, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 38 reflects a net loss from Operating Partnerships of $(204,413) and $(371,300), respectively, which includes depreciation and amortization of $583,791 and $753,870, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2016, the operating general partner of Columbia Creek, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 3, 2017. The sales price of the property was $12,700,000, which included the outstanding mortgage balance of approximately $4,897,221 and cash proceeds to the investment partnerships of $1,112,310 and $1,157,711 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $4,900 and $5,100 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, were returned to cash reserves held by Series 38 and Series 39, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In June 2016, the operating general partner of Andover Housing Associates Limited Partnership entered into an agreement to sell the property to a non-affiliated third party buyer and the transaction closed on November 15, 2016. The sales price of the property was $4,402,000, which included the outstanding mortgage balance of approximately $2,136,141 and cash proceeds to the investment partnership of $1,790,410. Of the total proceeds received by the investment partnership, $2,500 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,787,910 was returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,787,910 as of December 31, 2016.

In December 2016, the investment general partner transferred its interest in Edna Vanderbilt, LP, A Texas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $216,530 and cash proceeds to the investment partnership of $9,600. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,100 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $7,100 as of December 31, 2016.

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 39

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 39 reflects net loss from Operating Partnerships of $(101,698) and $(301,029), respectively, which includes depreciation and amortization of $243,036 and $550,791, respectively. This is an interim period estimate; it is not indicative of the final year end results.

In November 2016, the operating general partner of Columbia Creek, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 3, 2017. The sales price of the property was $12,700,000, which included the outstanding mortgage balance of approximately $4,897,221 and cash proceeds to the investment partnerships of $1,112,310 and $1,157,711 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $4,900 and $5,100 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, were returned to cash reserves held by Series 38 and Series 39, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

Series 40

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at December 31, 2016, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 40 reflects a net loss from Operating Partnerships of $(349,637) and $(413,101), respectively, which includes depreciation and amortization of $610,754 and $953,070, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2016, the investment general partner transferred their respective interests in Baldwin Villas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,226,317 and no cash proceeds to the investment partnerships and no cash proceeds returned to the cash reserves held by Series 37, Series 40 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2016.

Sedgwick Sundance Apartments, Limited Partnership (Sedgwick - Sundance Apartments) is a 24-unit senior property in Sedgwick, Kansas. Due to insufficient rental rates and high operating expenses, the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and its affiliated management company to monitor and improve operations. The operating general partner continues to advance funds and accrue management fees to fund the deficit. The operating deficit guarantee remains in place through the end of the tax credit compliance period. The low income housing tax credit compliance period expired on December 31, 2016.

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

MA NO 2. LLC (Parkview Apartments) is a 25-unit family property located in Springfield, MA. Due to high maintenance costs related to unit turnover and plumbing, the property operated below breakeven in 2015. The operating deficit is funded by operating advances made by the general partner. The investment general partner continues to work with the operating general partner and the management company to reduce operating expenses. The operating general partner's operating deficit guarantee expired on December 31, 2006. The 15-year low income housing tax credit compliance period with respect to MA NO 2, LLC expired on December 31, 2016.

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

In January 2017, the investment general partner transferred its interest in Azle Fountainhead, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $924,937 and cash proceeds to the investment partnership of $47,200. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $44,700 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

Series 41

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 41 reflects a net loss from Operating Partnerships of $(407,379) and $(125,347), respectively, which includes depreciation and amortization of $1,017,190 and $1,072,939, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rural Housing Partners of Mendota, LP (Northline Terrace) is a 24-unit family property in Mendota, IL. Due to high operating expenses the property operates below breakeven. The investment general partner will continue to work with the operating general partner and the management company to reduce expenses and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to Rural Housing Partners of Mendota, LP expired on December 31, 2016.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During 2015 and 2016, the property operated above breakeven due to the management company's success reducing operating expenses compared to expenses incurred during 2014. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. Note that during the second quarter of 2016, the original operating general partner transferred its interest in Cranberry Cove Limited Partnership to a replacement operating general partner with the consent of the investment general partner. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expired on December 31, 2016.

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

San Diego/Fox Hollow, L.P. (Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated below breakeven in 2016 due to decreased rental income and increased maintenance expenses from unit water leak damage that necessitated temporary tenant relocations. The water leaks began in November 2015 from burst pipes and slow leaks from hot water heaters, hot water furnaces, and piping in the unit kitchens and bathrooms. A total of twelve units have been impacted. Each repair is completed as leaks are discovered and no insurance claims have been made. A survey is being conducted including visual inspections to help mitigate further damage. The investment general partner has requested more detail on the results of the survey. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expired on December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Red Hill Apartments I Partnership

Series 42

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 42 reflects a net loss from Operating Partnerships of $(601,431) and $(666,245), respectively, which includes depreciation and amortization of $844,726 and $1,043,723, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015. The property operated above breakeven during 2015 and nominally above breakeven in 2016 despite average physical occupancy in 2016 reported at 83%. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The property operated below breakeven in 2015 due to high operating expenses, specifically bad debt. Operations have improved to above breakeven status in 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2021.

San Diego/Fox Hollow, L.P. (Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated below breakeven in 2016 due to decreased rental income and increased maintenance expenses from unit water leak damage that necessitated temporary tenant relocations. The water leaks began in November 2015 from burst pipes and slow leaks from hot water heaters, hot water furnaces, and piping in the unit kitchens and bathrooms. A total of twelve units have been impacted. Each repair is completed as leaks are discovered and no insurance claims have been made. A survey is being conducted including visual inspections to help mitigate further damage. The investment general partner has requested more detail on the results of the survey. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expired on December 31, 2016.

Series 43

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 43 reflects a net loss from Operating Partnerships of $(815,731) and $(189,234), respectively, which includes depreciation and amortization of $1,312,092 and $1,426,942, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The property operated below breakeven in 2015 due to high operating expenses, specifically bad debt. Operations have improved to above breakeven status in 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2021.

Riverview Apartments - Blissfield L.D.H.A., L.P. (Riverview Apartments) is a 32-unit Rural Development family property located southeast of Detroit. The property operated below breakeven in 2015 due to low occupancy and high bad debt. Average occupancy increased from 87% in 2015 to 94% in 2016 and collections improved. However, the property continued to operate slightly below breakeven due to an increase in utility costs. The operating deficit guarantee has expired and the 15-year LIHTC compliance period expires December 31, 2017.

Gilbert Apartments, Limited (Gilbert Apartments) is a 40-unit property located in Corbin, KY. The property operated above breakeven in 2015. However, there was a fire in one unit that was contained to the bedroom in September 2016. There was an insurance claim filed as of a result of the fire. There was smoke damage to the entire unit, but no smoke or damages to neighboring units. The mortgage, real estate taxes, and insurance are all current. The operating deficit guarantee expired December 1, 2007. The low income housing tax credit compliance period expires on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Gilbert Apartments, Limited subsequent to December 31, 2016.

San Diego/Fox Hollow, L.P. (Hollywood Palms) is a 93-unit family property in San Diego, CA. The property operated below breakeven in 2016 due to decreased rental income and increased maintenance expenses from unit water leak damage that necessitated temporary tenant relocations. The water leaks began in November 2015 from burst pipes and slow leaks from hot water heaters, hot water furnaces, and piping in the unit kitchens and bathrooms. A total of twelve units have been impacted. Each repair is completed as leaks are discovered and no insurance claims have been made. A survey is being conducted including visual inspections to help mitigate further damage. The investment general partner has requested more detail on the results of the survey. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to San Diego/Fox Hollow, L.P. expired on December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza LLP

Series 44

As of December 31, 2016 and 2015, the average Qualified Occupancy was 100%. The series had a total of 7 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 44 reflects a net loss from Operating Partnerships of $(164,940) and $(332,405), respectively, which includes depreciation and amortization of $1,079,209 and $1,155,858, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it has been the third party property management company and the investment general partner who have directed property operations since January 2014. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner through the remainder of the fourth quarter of 2015 or during the first half of 2016. Starting in November 2015, mortgage payments were not made by the Operating Partnership. As a result, the lender issued a default notice on December 8, 2015, and accelerated payment of the mortgage note. On February 10, 2016 the court appointed a receiver to manage the property. The foreclosure on the property occurred on July 21, 2016. The tax credit recapture costs and interest penalties as a result of the foreclosure sale is estimated at $780,762. This is equivalent to recapture costs and interest penalties of $289 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the foreclosure of the Operating Partnership has been recorded. Note that the 15-year low income housing tax credit compliance period for Families First II would have expired on December 31, 2018.

Series 45

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 45 reflects a net loss from Operating Partnerships of $(617,554) and $(373,128), respectively, which includes depreciation and amortization of $1,506,167 and $1,507,456 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In December 2016, the investment general partner transferred their respective interests in Baldwin Villas Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $5,226,317 and no cash proceeds to the investment partnerships and no cash proceeds returned to the cash reserves held by Series 37, Series 40 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded as of December 31, 2016.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. The workout agreement ended May 1, 2016. Since then, operations have been below breakeven because of high operating expenses, specifically high legal costs. However, legal expenses are expected to decrease going forward as the partnership was successful in being awarded "no findings" from the Fair Housing hearing in December 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. Occupancy at the property improved in 2016, averaging 97%. Though occupancy improved and there was a decrease in maintenance expenses, the property still operated slightly below breakeven in 2016. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Series 46

As of December 31, 2016 and 2015, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2016, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2016 and 2015, Series 46 reflects a net loss from Operating Partnerships of $(443,001) and $(320,998), respectively, which includes depreciation and amortization of $976,513 and $1,078,387, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs caused by heavy rains and resulting erosion repairs the property operated below breakeven during 2015. In late March 2016, the existing first mortgage lender agreed to reduce the interest rate on the mortgage note. As a result, the annual debt service obligation of the operating partnership has been reduced by $55,320. This reduction in the monthly debt service payments has allowed the operating partnership overall to operate above breakeven in 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2015 due to higher than average unit turnover resulting in an increase in maintenance costs. Occupancy at the property improved in 2016, averaging 97%. Though occupancy improved and there was a decrease in maintenance expenses, the property still operated slightly below breakeven in 2016. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership, (Linden's Apartments) is a 54-unit family property in Shawnee, OK. The property operated above breakeven in 2015; however, occupancy declined throughout 2015 and the first half of 2016, resulting in below breakeven operations. Despite improving 2016 occupancy levels, operations remain below breakeven. The investment general partner continues to work with the operating general partner and the management company to improve operations. The operating general partners operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

On November 22, 2016, the operating general partner of Agent Kensington Limited Partnership sold the property to an unrelated third party buyer. The sales price of the property was $6,625,000, which included the outstanding mortgage balance of approximately $4,023,594 and cash proceeds to the investment partnership of $398,183. Of the total proceeds received by the investment partnership, $ $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $393,183 were returned to cash reserves held by Series 46. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $393,183 as of December 31, 2016.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2016 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 13, 2017		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 13, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.