Form 10-K
period 2017-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2017-06-23
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)
Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2017

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the “Prospectus”) were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the “Offering”) in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2017, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2017 the Fund had invested in 3 Operating Partnerships on behalf of Series 20, 2 Operating Partnership on behalf of Series 21, 3 Operating Partnerships on behalf of Series 22, 4 Operating Partnerships on behalf of Series 23, 6 Operating Partnerships on behalf of Series 24, 4 Operating Partnerships on behalf of Series 25, 13 Operating Partnerships on behalf of Series 26, 5 Operating Partnerships on behalf of Series 27, 5 Operating Partnerships on behalf of Series 28, 8 Operating Partnerships on behalf of Series 29, 8 Operating Partnerships on behalf of Series 30, 10 Operating Partnerships on behalf of Series 31, 7 Operating Partnerships on behalf of Series 32, 5 Operating Partnerships on behalf of Series 33, 4 Operating Partnerships on behalf of Series 34, 3 Operating Partnerships on behalf of Series 35, 3 Operating Partnerships on behalf of Series 36, 2 Operating Partnerships on behalf of Series 37, 4 Operating Partnerships on behalf of Series 38, 1 Operating Partnership on behalf of Series 39, 10 Operating Partnerships on behalf of Series 40, 17 Operating Partnerships on behalf of Series 41, 15 Operating Partnerships on behalf of Series 42, 19 Operating Partnerships on behalf of Series 43, 7 Operating Partnerships on behalf of Series 44, 27 Operating Partnerships on behalf of Series 45 and 14 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 209 Operating Partnerships in 27 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as “Qualified Occupancy.” The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Concordia Manor I	St. Croix, VI	22	$1,328,573	8/94	7/95	100%	$490,034

Fairoaks Lane Apts.	Rincon, GA	44	1,292,905	7/94	5/95	100%	339,284

Kristine Apartments	Bakersfield, CA	60	579,434	10/94	10/94	100%	311,675

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Havelock Manor Apts.	Havelock, NC	60	$1,616,597	12/94	10/95	100%	$347,557

Liveoak Village	Union Springs, AL	24	680,728	10/94	7/95	100%	176,953

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Concordia Manor II	St. Croix, VI	20	$1,363,610	1/95	11/95	100%	$259,444

Concordia Manor III	St. Croix, VI	20	1,335,821	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,134,931	1/95	6/95	100%	232,722

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Concordia Manor II	St. Croix, VI	20	$1,363,610	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,335,821	2/95	12/95	100%	264,007

Ithaca Apts. I	Ithaca, MI	28	427,188	11/95	7/95	100%	164,008

La Pensione K Apts.	Sacramento, CA	129	1,835,208	9/95	12/96	100%	2,650,580

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Autumn Ridge Apartments	Shenandoah, VA	34	$1,412,611	7/96	1/97	100%	$319,466

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

New Hilltop Apartments	Laurens, SC	72	1,304,056	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	62,753	12/96	9/96	100%	217,266

Shadowcreek Apartments	Overton, NV	24	1,122,275	6/96	9/96	100%	361,320

Woodlands Apartments	Elko, NV	24	1,121,510	11/95	9/95	100%	269,867

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Dunlap Acres	West Point, MS	50	$638,133	9/96	4/96	100%	$522,160

Hannah Heights Apts.	Ethel, MS	28	743,652	6/96	12/96	100%	321,584

Heartland Green Cave	Horse Cave, KY	24	762,576	5/96	11/96	100%	270,132

Shannon Rentals	Shannon, MS	48	1,146,043	4/96	1/97	100%	324,990

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Brookhaven Apts.	Shrevport, LA	35	$895,566	2/97	1/97	100%	$726,113

Devonshire II Apts.	London, OH	28	634,920	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	459,829	1/97	1/97	100%	126,983

Hanover Apts.	Ashland, VA	40	1,167,698	11/97	4/98	100%	295,538

Lauderdale County Properties	Meriden, MS	48	651,291	12/98	5/99	100%	444,136

Maxton Green Apts.	Maxton, NC	32	822,107	9/96	12/96	100%	263,281

Mason Manor Apts.	Mason, TN	24	849,683	2/96	1/96	100%	229,775

New Hope Bailey Apts.	De Ridder, LA	40	699,327	8/96	9/96	100%	758,620

Southwind Apts. A LDHA	Jennings, LA	36	711,465	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	593,057	8/96	12/96	100%	714,504

Timmons- Ville Green Apts.	Timmonsville, SC	32	980,231	10/96	2/97	100%	292,587

Warrensburg Heights	Warrensburg, MO	28	996,782	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	847,763	8/96	10/96	100%	265,020

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Angelou Court Apts.	New York, NY	23	$690,000	10/97	8/99	100%	$1,791,275

Canisteo Manor	Canisteo, NY	24	868,120	4/98	4/98	100%	621,857

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,354,698	5/00	5/00	100%	610,365

Summer Hill Sr. Apts.	Wayne, NJ	164	5,977,373	11/96	4/98	100%	2,337,000

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Cottonwood Apts.	Holly Grove, AR	24	$763,853	2/97	4/97	100%	$254,856

Fairway Apts. II	Marlette, MI	48	679,466	12/96	3/97	100%	255,353

Jackson Place Apts.	Jackson, LA	40	835,486	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,048,805	3/98	8/98	100%	922,119

Southern Villa Apts.	Russellville, KY	32	1,236,365	11/97	4/98	100%	323,500

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Colonial Apts.	Poplarville, MS	16	$360,912	10/97	7/97	100%	$86,039

Emerald Trace Apts.	Ruston, LA	48	1,193,533	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,213,860	3/97	9/98	100%	1,856,539

Harbor Pointe Apts.	Benton Harbor, MI	84	1,148,705	1/99	10/99	100%	3,209,292

The Lincoln Hotel	San Diego, CA	41	702,132	2/97	7/97	100%	697,511

Palmetto Place Apts.	Benton, LA	40	1,177,863	10/98	4/99	100%	1,153,878

Regency Apts.	Poplarville, MS	16	415,769	10/97	7/97	100%	102,419

Westfield Apts.	Welsh, LA	40	666,243	11/97	8/98	100%	918,605

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Emerald Trace II Apts	Ruston, LA	24	$197,956	7/98	12/98	100%	$717,594

Farewell Mills Apts.	Lisbon, ME	27	737,269	8/97	3/98	100%	662,864

Lakewood Apts.	Clarksville, VA	52	1,437,902	3/98	10/99	100%	394,349

New River Gardens	Radford, VA	48	1,341,039	10/98	5/99	100%	637,321

Northgate Apts.	Bryant, AR	20	520,225	4/99	11/99	100%	834,557

Pine Forest Apts.	Dahlgren, VA	40	1,727,919	3/98	2/99	100%	503,181

Western Trails Apts.	Council Bluffs, IA	30	693,917	7/98	6/99	100%	912,827

Whistle Stop Apts.	Gentry, AR	27	578,951	9/97	5/98	100%	726,507

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Canton Manor Apts.	Canton, MS	32	$694,987	11/97	7/98	100%	$271,306

Canton Village Apts.	Canton, MS	42	995,441	11/97	7/98	100%	363,557

Elmwood Apts.	Ellisville, MS	32	508,068	12/97	6/98	100%	243,483

Giles Apts.	Amelia, VA	16	663,684	3/98	2/99	100%	183,711

Madison Height Apts.	Canton, MS	80	2,025,440	11/97	7/98	100%	786,614

Nottoway Manor	Blackstone, VA	28	789,521	3/98	4/99	100%	214,977

Park Ridge Apts.	McKee, KY	22	814,632	10/97	5/98	100%	338,464

Roth Village	Mechanicsburg, PA	61	1,510,047	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	755,193	11/97	7/98	100%	282,525

Springs Manor Apts.	Rawls Spring, MS	32	773,195	12/97	6/98	100%	328,693

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Courtside Apts.	Cottonwood, AZ	44	$634,054	6/98	7/98	100%	$1,667,188

Columbia Luxar	Dallas, TX	125	2,720,280	8/98	12/99	100%	3,947,106

Colony Park Apts.	Pearl, MS	192	646,756	6/98	12/99	100%	2,911,900

Parkside Plaza Apts	New York, NY	39	1,289,627	7/99	5/01	100%	2,931,239

Pecan Manor Apts.	Natchitoches, LA	40	669,892	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	686,677	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	500,035	5/98	5/00	100%	1,973,594

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Columbia Luxar	Dallas, TX	125	$2,720,280	8/98	12/99	100%	$3,947,106

Harbor Pointe	Benton Harbor, MI	84	1,148,705	1/99	10/99	100%	1,157,091

Northrock Apts.	Topeka, KS	76	1,354,698	5/99	5/00	100%	1,133,534

Stearns-Assisted	Millinocket, ME	20	435,500	12/99	3/01	100%	675,984

Stonewall Retirement Village	Stonewall, LA	40	1,168,881	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Abby Ridge Apts.	Elizabethtown, KY	24	$265,173	2/00	1/00	100%	$1,577,723

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	252,675	1/99	12/99	100%	1,829,040

Hillside Club Apts.	Bear Creek Township, MI	56	1,759,768	10/98	12/99	100%	2,097,333

Romeo Village Apts.	Montour Falls, NY	24	996,124	10/98	4/99	100%	753,362

20

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Autumn Park	Dickson, TN	104	$3,001,456	4/99	12/99	100%	$1,637,797

Cypress Pointe Retirement Apts.	Casa Grande, AZ	104	1,454,059	4/99	3/00	100%	2,680,499

Garden Gates Apts. II	New Caney, TX	32	993,319	3/99	3/00	100%	1,067,950

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Ashton Ridge	Jackson, MI	144	$2,273,487	2/00	12/00	100%	$1,430,296

Willowbrook Apts.	Lafayette, LA	40	610,525	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	604,101	6/99	7/99	100%	1,645,817

22

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Ashton Ridge Apts.	Jackson, MS	144	$2,273,487	02/00	12/00	100%	$6,003,938

Stearns Assisted Apts.	Millinocket, ME	20	435,500	12/99	3/01	100%	1,407,173

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Hammond Place Apts.	Hammond, LA	40	$406,483	3/00	4/00	100%	$1,706,341

Shoreham Apts.	Houston, TX	120	2,738,736	4/00	7/01	100%	6,138,485

Whitley Park Apts.	Whitley City, KY	21	832,464	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	532,131	3/00	5/00	100%	1,247,680

24

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Timber Trails Apts.	Pineville, LA	32	$705,510	6/01	7/01	100%	$499,829

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Carlyle Apts.	Aberdeen, SD	44	$331,900	2/01	6/01	100%	$1,359,155

Center Place Apts.	Center, TX	32	688,471	08/01	10/01	100%	428,835

Mason's Point Apts.	Hopkinsville, KY	41	1,204,211	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,541,105	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	1,708,238	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,119,905	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,042,575	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	253,777	09/01	10/01	100%	1,372,208

Springfield Crossing	Springfield, VA	347	23,126,969	6/02	10/01	100%	718,652

Western Gardens Apts.	Dequincey, LA	48	1,174,463	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Bienville Apts.	Ringhold, LA	32	$674,531	12/01	11/01	100%	$488,488

Breezewood Villas I	Frederiksted, VI	12	939,268	10/01	6/02	100%	494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	953,581	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	929,482	5/02	1/02	100%	514,844

Franklin Green	Franklin Grove, IL	12	292,394	5/02	9/01	100%	308,576

Harbor Point II Apts.	Benton Township, MI	72	1,358,552	8/01	10/02	100%	2,295,523

Hollywood Palms Apts.	San Diego, CA	94	6,353,474	3/02	11/02	100%	1,895,913

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	11,555,017	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,541,105	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	336,055	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	588,747	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	429,331	5/02	9/01	100%	396,066

Red Hill Apts. I	Farmerville, LA	32	737,928	11/01	6/01	100%	502,692

27

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Sandalwood Apartments	Toppenish, WA	20	$938,228	5/02	7/01	100%	$293,983

Southpark Apts. II	Newton, KS	60	1,371,768	9/01	5/02	100%	2,117,956

Springfield Crossing	Springfield, VA	347	23,126,969	6/02	10/01	100%	878,352

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Bellamy Mills Apartments	Dover, NH	30	$1,209,812	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	932,798	4/02	3/03	100%	505,416

Chester Townhouses Phase II	Chester, SC	52	1,869,560	4/06	12/06	100%	421,158

Dorchester Apartments	Port Huron, MI	131	3,993,006	4/02	8/03	100%	2,578,034

Harbor Pointe Apartments II	Benton Township, MI	72	1,358,552	4/02	10/02	100%	1,731,786

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Hollywood Palm Apartments	San Diego, CA	94	6,353,474	8/02	11/02	100%	1,283,388

Lynnelle Landing Apts.	Charleston, WV	56	1,187,741	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	11,555,017	09/04	8/02	100%	160,174

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Natchez Place Apartments	Natchez, MS	32	$722,581	8/02	11/01	100%	$554,881

Northfield Housing, LP	Jackson, MS	5	62,753	4/03	12/96	100%	24,330

Park Plaza IV	West Memphis, AR	24	565,459	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,219,098	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,539,449	3/02	8/02	100%	672,589

Wingfield Apartments II	Kinder, LA	42	203,575	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Alexander Mill Apartments	Lawrenceville,GA	224	$11,045,627	12/02	1/03	100%	$1,854,189

Bohannon Place Apts.	Bowling Green, KY	12	195,423	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,296,853	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	1,004,110	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,869,560	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	33,892	9/02	10/02	100%	356,228

Dorchester Apartments	Port Huron, MI	131	3,993,006	9/02	8/03	100%	2,578,034

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,395,982	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	593,693	7/03	5/04	100%	2,780,800

Hollywood Palm Apartments	San Diego, CA	94	6,353,474	12/02	11/02	100%	2,654,279

Lakewood Apartments	Saranac, MI	24	745,232	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,211,525	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	1,803,709	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Parkside Plaza Apartments	New York, NY	34	$1,289,627	1/04	5/01	100%	$21,847

Parkside Apartments	Coleman, MI	40	586,881	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	607,158	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	847,791	9/02	3/03	100%	687,978

Stottville Court Apartments	Stockport, NY	28	1,088,813	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	711,701	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Alexander Mills Apts.	Lawrenceville, GA	224	$11,045,627	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	3,570,280	2/03	3/03	100%	1,526,951

Northrock Apts. III	Topeka, KS	32	795,156	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,228,268	10/03	9/03	100%	2,483,087

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,206,737	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	12,565,398	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,576,718	4/03	10/03	100%	1,568,815

** 3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Bartlett Bayou	Pascagoula, MS	48	$754,779	7/03	9/05	100%	$2,675,101

Breezewood Villas II	Frederiksted, VI	12	932,798	12/03	3/03	100%	53,729

Brookside Square	Boykins, VA	32	1,152,038	7/03	8/04	100%	743,039

Dawn Springs Villa	London, KY	24	432,720	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	606,085	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	671,183	5/03	3/04	100%	859,892

Harbor Pt. II Apts.	Benton Township, MI	72	1,358,552	12/03	10/02	100%	201,369

Heritage Christian Home III	Brighton, NY	12	118,153	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	1,752,904	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	1,863,694	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	704,201	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	556,198	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	817,850	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	514,046	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2017

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

London Village	London, KY	32	$479,324	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,188,648	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	760,521	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	848,768	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	623,390	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,345,990	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	2,989,523	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,162,711	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	900,345	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	663,558	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,457,978	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	3,910,271	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2017

Property Name	Location	Units	Mortgage Balance as of 12/31/16	Acq Date	Const Comp	Qualified Occupancy 3/31/17	Cap Con paid thru 3/31/17

Bartlett Bayou Apartments	Pascagoula, MS	48	$754,779	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	679,568	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,081,794	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,403,136	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	1,000,171	11/03	7/04	100%	621,519

Kimberly Place Apartments	Danbury, CT	117	6,157,593	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	894,412	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,385,077	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	680,439	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,283,335	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	422,799	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	630,080	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,120,128	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	932,642	1/04	1/04	100%	341,377

36

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item 5.	Market for the Fund’s Limited Partnership Interests, Related Partner Matters and Issuer Purchases of Partnership Interests

(a)	Market Information
The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

(b)	Approximate number of security holders
As of March 31, 2017, the Fund has 41,885 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

The BACs were issued in series. Series 20 consists of 2,250
investors holding 3,866,700 BACs, Series 21 consists of 1,143 investors holding 1,892,700 BACs, Series 22 consists of 1,601 investors holding 2,564,400 BACs, Series 23 consists of 2,090 investors holding 3,336,727 BACs, Series 24 consists of 1,264 investors holding 2,169,878 BACs, Series 25 consists of 1,730 investors holding 3,026,109 BACs, Series 26 consists of 2,248 investors holding 3,995,900 BACs, Series 27 consists of 1,296 investors holding 2,460,700 BACs, Series 28 consists of 1,995 investors holding 4,000,738 BACs, Series 29 consists of 2,177 investors holding 3,991,800 BACs, Series 30 consists of 1,314 investors holding 2,651,000 BACs, Series 31 consists of 2,021 investors holding 4,417,857 BACs, Series 32 consists of 2,222 investors holding 4,754,198 BACs, Series 33 consists of 1,215 investors holding 2,636,533 BACs, Series 34 consists of 1,668 investors holding 3,529,319 BACs, Series 35 consists of 1,645 investors holding 3,300,463 BACs, Series 36 consists of 996
investors holding 2,106,838 BACs, Series 37 consists of 1,108 investors holding 2,512,500 BACs, Series 38 consists of 1,179 investors holding 2,543,100 BACs, Series 39 consists of 975
investors holding 2,292,151 BACs, Series 40 consists of 1,079 investors holding 2,630,256 BACs, Series 41 consists of 1,348 investors holding 2,891,626 BACs, Series 42 consists of 1,204 investors holding 2,744,262 BACs, Series 43 consists of 1,626 investors holding 3,637,987 BACs, Series 44 consists of 1,279 investors holding 2,701,973 BACs, Series 45 consists of 1,805 investors holding 4,014,367 BACS and Series 46 consists of 1,407 investors holding 2,980,998 BACS at March 31, 2017

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2017.

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

Liquidity

The Fund’s primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions held pending investment or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnerships that are returned to fund reserves.  These sources of liquidity, along with the Fund’s working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

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

During the fiscal year ended March 31, 2017, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2017, 21 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2017, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2017, 12 of the properties has been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2017, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2017, 26 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2017, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2017, 18 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2017, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2017, 18 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2017, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2017, 18 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2017, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2017, 32 of the properties have been disposed of and 13 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2017, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2017, 11 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2017, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2017, 21 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2017, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2017, 14 of the properties has been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to 20 of the Operating Partnerships. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of March 31, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2017, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2017, 12 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $105,139 as of March 31, 2017. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2017, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2017, 17 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2017. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2017, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2017, 10 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of March 31, 2017. The remaining contributions will be released when Operating Partnership have achieved the conditions set forth its partnership agreement.

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

During the fiscal year ended March 31, 2017, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2017, 5 of the properties have been disposed of and 5 remain. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of March 31, 2017. The remaining contributions of will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2017, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2017, 10 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2017, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2017, 8 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2017, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2017, 8 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2017, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2017, 5 of the properties has been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of March 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2017, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2017, 6 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2017, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2017, 8 of the properties have been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2017, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2017, 6 of the properties have been disposed of and 10 remain. The Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2017, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2017, 6 of the properties have been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of March 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2017, none of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2017, 8 of the properties has been disposed of and 15 remain. The Fund had completed payment of all installments of its capital contributions to 21 Operating Partnerships. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of March 31, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2017, none of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2017, 4 of the properties has been disposed of and 19 remain. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of March 31, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the fiscal year ended March 31, 2017, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2017, 3 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2017, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2017, 4 of the properties has been disposed of and 27 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2017, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082. As of March 31, 2017, 1 of the properties have been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2017 and 2016 was $2,469,863 and $3,064,018, respectively.

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

(Series 20). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 Operating Partnerships at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $356,996 and $(283,085), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $65,321 and $(66,671), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

(Series 21). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(236,839) and $1,045,858 respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(44,938) and $279,798, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

(Series 22). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had total of 3 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $406,626 and $530,470, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(72,794) and $178,017, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

(Series 23). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(391,208) and $152,424, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $402,128 and $168,719, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In March 2017, the investment general partner transferred its interest in Colonna Redevelopment Company to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $375,000 and cash proceeds to the investment partnership of $500,000. Of the total proceeds received, $15,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $485,000 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $485,000 as of March 31, 2017.

In January 2017, the operating general partner of Sacramento SRO Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 21, 2017. The sales price of the property was $3,800,000, which included the outstanding mortgage balance of approximately $2,701,113 and cash proceeds to the investment partnership of $900,000. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $895,000 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 24). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(293,139) and $51,846, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016 the net income (loss) of the Series was $(75,371) and $27,462, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

(Series 25). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(165,688) and $(133,393), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(51,336) and $(33,376), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

(Series 26). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(741,373) and $762,538, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(126,723) and $(66,471), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Warrensburg Heights, L.P.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

(Series 27). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $3,231,199 and $(545,513) respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $2,675,164 and $(152,027), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the professional fee.

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

In December 2016, the operating general partner of Wayne Housing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 27, 2017. The sales price of the property was $12,800,000, which included the outstanding mortgage balance of approximately $5,844,046 and cash proceeds to the investment partnership of $3,291,567 which were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

(Series 28). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(256,704) and $51,018, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(64,444) and $1,295,112, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

(Series 29). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(592,225) and $1,074,818, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(173,797) and $355,117, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Harbor Pointe/MHT LDHA

The Lincoln Hotel

(Series 30). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(589,882) and $(1,066,817), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(103,851) and $191,558, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In February 2017, the operating general partner of Linden Partners II, LLC entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2017. The sales price of the property was $1,125,000, which included the outstanding mortgage balance of approximately $681,507 and cash proceeds to the investment partnership of $192,168. Of the total proceeds received by the investment partnership, $40,738 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $148,430 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

(Series 31). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $973,247 and $2,141,375, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $698,887 and $1,144,794, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In November 2016, the investment general partner transferred its interest in Silver Creek Apartments/MHT, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,332,447 and cash proceeds to the investment partnership of $627,947. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $622,947 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds were received in the first quarter of 2017; so a receivable in the amount of $622,947 was recorded as of December 31, 2016. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $622,947 as of December 31, 2016. In March 2017, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $85,464, which were returned to the cash reserves held by the Series.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

(Series 32). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(1,402,752) and $2,065,671, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $374,024 and $615,369, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In November 2016, the operating general partner of Cogic Village LDHA Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on February 8, 2017. The sales price of the property was $3,275,000, which included the outstanding mortgage balance of approximately $1,991,521, and cash proceeds to the investment partnership of $522,652. Of the total proceeds received by the investment partnership, $2,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $520,652 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $520,652 as of March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

(Series 33). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(1,234,847) and $(67,573), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the Series was $(94,282) and $1,023,616, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Harbor Pointe/MHT LDHA

(Series 34). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(1,611,998) and $2,386,600, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the Series was $556,742 and $316,271, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

In December 2016, the investment general partner transferred their respective interests in Washington Courtyards Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,958,317 and cash proceeds to the investment partnerships of $394,536 and $165,090 for Series 34 and Series 35, respectively. Of the total proceeds received, $2,115 and $885 for Series 34 and Series 35, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,230 and $1,770 for Series 34 and Series 35, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $388,191 and $162,435 for Series 34 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $388,191 and $162,435 for Series 34 and Series 35, respectively, as of December 31, 2016.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

(Series 35). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(457,561) and $(1,640,437), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $2,641,797 and $1,374,252, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series. In January 2017, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $12,121 and $12,121 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

In December 2016, the investment general partner transferred their respective interests in Washington Courtyards Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,958,317 and cash proceeds to the investment partnerships of $394,536 and $165,090 for Series 34 and Series 35, respectively. Of the total proceeds received, $2,115 and $885 for Series 34 and Series 35, respectively, represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the transfer. Of the remaining proceeds, $4,230 and $1,770 for Series 34 and Series 35, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $388,191 and $162,435 for Series 34 and Series 35, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $388,191 and $162,435 for Series 34 and Series 35, respectively, as of December 31, 2016.

In November 2016, the operating general partner of Columbia Woods, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 6, 2017. The sales price of the property was $7,450,000, which included the outstanding mortgage balance of approximately $3,865,108 and cash proceeds to the investment partnerships of $168,307 and $422,243 for Series 35 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $2,850 and $7,150 for Series 35 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $165,457 and $415,093 for Series 35 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $165,457 and $415,093 for Series 35 and Series 37, respectively, as of March 31, 2017.

(Series 36). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $102,286 and $(214,295), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $2,482,508 and $444,498, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series. In January 2017, the investment partnership received additional proceeds for its share of the Operating Partnership’s cash in the amount of $12,121 and $12,121 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

(Series 37). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $1,112,818 and $700,086, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 37 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $2,213,042 and $(161,074), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In November 2016, the operating general partner of Columbia Woods, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on February 6, 2017. The sales price of the property was $7,450,000, which included the outstanding mortgage balance of approximately $3,865,108 and cash proceeds to the investment partnerships of $168,307 and $422,243 for Series 35 and Series 37, respectively. Of the total proceeds received by the investment partnerships, $2,850 and $7,150 for Series 35 and Series 37, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $165,457 and $415,093 for Series 35 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $165,457 and $415,093 for Series 35 and Series 37, respectively, as of March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

(Series 38). As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $1,760,700 and $(699,749), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for

Series 38 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $3,212,273 and $(91,569), respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In November 2016, the operating general partner of Columbia Creek, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 3, 2017. The sales price of the property was $12,700,000, which included the outstanding mortgage balance of approximately $4,897,221 and cash proceeds to the investment partnerships of $1,112,310 and $1,157,711 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $4,900 and $5,100 for Series 38 and Series 39, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, were returned to cash reserves held by Series 38 and Series 39, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, as of March 31, 2017.

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

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $371,278 and $371,278 for Series 38 and Series 39, respectively, as of March 31, 2017.

(Series 39). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2017, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(1,734,146) and $(1,744,129), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 39 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $1,554,531 and $49,450, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

In November 2016, the operating general partner of Columbia Creek, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 3, 2017. The sales price of the property was $12,700,000, which included the outstanding mortgage balance of approximately $4,897,221 and cash proceeds to the investment partnerships of $1,112,310 and $1,157,711 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $4,900 and $5,100 for Series 38 and Series 39, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, were returned to cash reserves held by Series 38 and Series 39, respectively. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,107,410 and $1,152,611 for Series 38 and Series 39, respectively, as of March 31, 2017

In November 2014, the investment general partner transferred 50% of its interest in Gouverneur Senior Housing Associates, LP to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $529,091 and cash proceeds to the investment partnership of $34,999. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $29,999 were returned to cash reserves held by Series 39. The remaining 50% investment limited partner interest in the Operating Partnership was transferred on December 1, 2015 for the assumption of approximately $592,091 of the remaining outstanding mortgage balance and nominal consideration. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer has been recorded in the amount of $29,999 as of December 31, 2014.

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

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $371,278 and $371,278 for Series 38 and Series 39, respectively, as of March 31, 2017.

(Series 40). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(3,311,691) and $(1,133,669), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 40 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(79,129) and $584,797, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

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

In January 2017, the investment general partner transferred its interest in Azle Fountainhead, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $924,937 and cash proceeds to the investment partnership of $47,200. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $44,700 were returned to cash reserves held by Series 40. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $44,700 as of March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

(Series 41) As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015, the series, in total, generated $(1,134,752) and $(384,461), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2017 and 2016, Investments in Operating Partnerships for Series 41 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For years ended March 31, 2017 and 2016, the net income (loss) of the series was $(137,219) and $302,913, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

Cranberry Cove Limited Partnership (Cranberry Cove Apartments) owns a 28-unit property located in Beckley, West Virginia. During 2015 and 2016, the property operated above breakeven due to the management company’s success reducing operating expenses compared to expenses incurred during 2014. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. Note that during the second quarter of 2016, the original operating general partner transferred its interest in Cranberry Cove Limited Partnership to a replacement operating general partner with the consent of the investment general partner. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Cranberry Cove, LP expired on December 31, 2016.

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

In March 2017, the investment general partner transferred its interest in Sunshine Village Apartments, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $680,145 and cash proceeds to the investment partnership of $75,000. Of the total proceeds received, $4,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $70,500 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $70,500 as of March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Red Hill Apartments I Partnership

San Diego/Fox Hollow, LP

(Series 42). As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(3,176,425) and $(903,528), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.02 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 42 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016 the net income (loss) of the series was $(199,189) and $3,133,162, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships, miscellaneous income, and the fund management fee.

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

Lynnelle Landing Limited Partnership (Lynnelle Landing Apartments) is a 56-unit property located in Charleston, West Virginia. A new third party management company was hired by the Operating Partnership in August 2015. The property operated above breakeven during 2015 and nominally below breakeven in 2016 despite average physical occupancy in 2016 reported at 87%. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income tax credit compliance period with respect to Lynnelle Landing Limited Partnership expires on December 31, 2017.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The low income housing tax credit compliance period expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Chester Townhouses II, A Limited Partnership subsequent to March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Wingfield Apartments Partnership II, LP

Natchez Place Apartments II L.P.

(Series 43) As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(3,432,057) and $(644,934), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.01 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 43 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(246,031) and $2,323,909, respectively. The major components of these amounts are the Fund’s share of income from Operating Partnerships and the fund management fee.

Carpenter School I Elderly Apartments, LP (Carpenter School I Elderly Apartments) is a 38-unit property located in Natchez, Mississippi. The property operated above breakeven in 2015; however, replacement reserve account is underfunded. The investment general partner will continue to work with the operating general partner to improve operations. The mortgage, real estate taxes, insurance, and account payables are all current. The operating deficit guarantee expired in December 2014. The low income housing tax credit compliance period expires on December 31, 2017. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Carpenter School I Elderly Apartments, LP subsequent to March 31, 2017.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The low income housing tax credit compliance period expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Chester Townhouses II, A Limited Partnership subsequent to March 31, 2017.

Riverview Apartments – Blissfield L.D.H.A., L.P. (Riverview Apartments) is a 32-unit Rural Development family property located southeast of Detroit. The property operated below breakeven in 2015 because of a drop in occupancy. However, average occupancy increased from 87% in 2015 to 95% in 2016. The property operated above breakeven in 2016 because of the improved occupancy. The operating deficit guarantee has expired and the 15-year LIHTC compliance period expires December 31, 2017. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Riverview Apartments - Blissfield L.D.H.A., L.P. subsequent to March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Parkside Plaza LLP

San Diego/ Fox Hollow LP.

(Series 44) As of March 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(1,074,396) and $(1,075,932), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.06 and $0.18, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 44 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(231,517) and $(323,040), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships and the fund management fee.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it has been the third party property management company and the investment general partner who have directed property operations since January 2014. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner through the remainder of the fourth quarter of 2015 or during the first half of 2016. Starting in November 2015, mortgage payments were not made by the Operating Partnership. As a result, the lender issued a default notice on December 8, 2015, and accelerated payment of the mortgage note. On February 10, 2016 the court appointed a receiver to manage the property. The foreclosure on the property occurred on July 21, 2016. The tax credit recapture costs and interest penalties as a result of the foreclosure sale is estimated at $780,762. This is equivalent to recapture costs and interest penalties of $289 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the Operating Partnership has been reported. Note that the 15-year low income housing tax credit compliance period for Families First II would have expired on December 31, 2018.

(Series 45) As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(1,049,885) and $(957,637), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.02 and $0.18, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 45 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $(244,274) and $(1,050,682), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee, and impairment losses.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. However, the workout agreement ended May 1, 2016. Since then, operations have been below breakeven because of high operating expenses, specifically high legal costs. Legal expenses are expected to decrease going forward as the partnership was successful in being awarded “no findings” from the Fair Housing hearing in December 2016. As of March 31, 2017, the property is 100% occupied. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. The operating general partner’s has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. Though the property operated below breakeven in 2016, average occupancy improved to 97% and operating expenses decreased by 4%. Below breakeven operations were due to turnover at the beginning and end of the year, and an increase in water and sewer rates that went into effect in January 2016. A drop in occupancy at the beginning of 2017 due to unpreventable reasons including job loss and relocation, has caused below breakeven operations to continue through the first quarter. The investment general partner will continue to work with the operating general partner and the management company to improve operations. Additionally, the operating general partner discovered an error in the initial filing of the 8609s during the first quarter of 2017. The operating general partner is currently working with the state agency and the IRS to correct the issue. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Borger Fountainhead L.P. (La Mirage Apartments) is a 48-unit family property in Borger, Texas. The property operated below breakeven in 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2018.

(Series 46) As of March 31, 2017 and 2016 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties as of March 31, 2017, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2016 and 2015 the series, in total, generated $(607,520) and $(1,092,788), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.09 and $0.23, respectively, in tax credits per BAC to the investors.

As of March 31, 2017 and 2016 Investments in Operating Partnerships for Series 46 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership’s results of operations and for any distributions received or accrued.

For the years ended March 31, 2017 and 2016, the net income (loss) of the series was $171,768 and $(1,197,088), respectively. The major components of these amounts are the Fund’s share of loss from Operating Partnerships, the fund management fee and impairment loss.

Rosehill Place of Topeka, L.L.C. (Rosehill Apartments) owns a 48-unit senior apartment complex in Topeka, Kansas.  Due to burdensome debt service and elevated repair costs caused by heavy rains and resulting erosion repairs the property operated below breakeven during 2015. In late March 2016, the existing first mortgage lender agreed to reduce the interest rate on the mortgage note. As a result, the annual debt service obligation of the operating partnership has been reduced by $55,320. This reduction in the monthly debt service payments allowed the operating partnership overall to operate above breakeven in 2016. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner’s operating deficit guarantee expired at the end of May 2008. The 15-year low income housing tax credit compliance period with respect to Rosehill Place of Topeka, LLC expires on December 31, 2018.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated above breakeven in 2016 and through the first quarter of 2017. The improved operations were the result of lower operating expenses and an increase in occupancy. The investment general partner continues to work with the operating general partner and the management company to ensure stabilized property operations. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. Though the property operated below breakeven in 2016, average occupancy improved to 97% and operating expenses decreased by 4%. Below breakeven operations were due to turnover at the beginning and end of the year, and an increase in water and sewer rates that went into effect in January 2016. A drop in occupancy at the beginning of 2017 due to unpreventable reasons including job loss and relocation, has caused below breakeven operations to continue through the first quarter. The investment general partner will continue to work with the operating general partner and the management company to improve operations. Additionally, the operating general partner discovered an error in the initial filing of the 8609s during the first quarter of 2017. The operating general partner is currently working with the state agency and the IRS to correct the issue. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership (Linden’s Apartments) is a 54-unit family property in Shawnee, OK. Operations were below breakeven in 2016, largely due to management’s inability to increase rents and retain current tenants, while incurring additional operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and overall operations. The operating general partner’s operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated slightly below breakeven in 2016 and in the first quarter of 2017, mainly due to low occupancy. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2017 and 2016. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2017.

	(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 68, is co-founder, and since 1974 has been the President and Chief Executive Officer, of Boston Capital Corporation. As co-founder and CEO of Boston Capital, Mr. Manning’s primary responsibilities include strategic planning, business development and the continued oversight of new opportunities. In addition to his responsibilities at Boston Capital Corporation, Mr. Manning is a proactive leader in the multifamily real estate industry. He served in 1990 as a member of the Mitchell-Danforth Task Force, which reviewed and suggested reforms to the Low Income Housing Tax Credit program. He was the founding President of the Affordable Housing Tax Credit Coalition and is a former member of the board of the National Leased Housing Association. During the 1980s, he served as a member of the Massachusetts Housing Policy Committee as an appointee of the Governor of Massachusetts. In addition, Mr. Manning has testified before the U.S. House Ways and Means Committee and the U.S. Senate Finance Committee on the critical role of the private sector in the success of the Low Income Housing Tax Credit. In 1996, President Clinton appointed him to the President’s Advisory Committee on the Arts at the John F. Kennedy Center for the Performing Arts. In 1998, President Clinton appointed Mr. Manning to the President’s Export Council, the premiere committee comprised of major corporate CEOs that advise the President on matters of foreign trade and commerce. In 2003, he was appointed by Boston Mayor Tom Menino to the Mayors Advisory Panel on Housing. Mr. Manning sits on the Board of Directors of the John F. Kennedy Presidential Library in Boston where he serves as Chairman of the Distinguished Visitors Program. He is also on the Board of Directors of the Beth Israel Deaconess Medical Center in Boston. Mr. Manning is a graduate of Boston College.

Mr. Manning is the managing member of Boston Associates. Mr. Manning is also the principal of Boston Capital Corporation. While Boston Capital is not a direct subsidiary of Boston Capital Corporation, each of the entities is under the common control of Mr. Manning.

Jeffrey H. Goldstein, age 55, is Chief Operating Officer and has been the Director of Real Estate of Boston Capital Corporation since 1996. He directs Boston Capital Corporation’s comprehensive real estate services, which include all aspects of origination, underwriting, due diligence and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Mr. Goldstein previously served as the Director of the Asset Management division as well as the head of the dispositions and troubled assets group. Utilizing his 16 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston

Capital Corporation’s businesses. Prior to joining Boston Capital Corporation in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as Manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division. He graduated from the University of Colorado and received his MBA from Northeastern University.

Kevin P. Costello, age 70, is Executive Vice President and has been the Director of Institutional Investing of Boston Capital Corporation since 1992 and serves on the firm’s Executive Committee. He is responsible for all corporate investment activity and has spent over 20 years in the real estate syndication and investment business. Mr. Costello’s prior responsibilities at Boston Capital Corporation have involved the management of the Acquisitions Department and the structuring and distribution of conventional and tax credit private placements. Prior to joining Boston Capital Corporation in 1987, he held positions with First Winthrop, Reynolds Securities and Bache & Company. Mr. Costello graduated from Stonehill College and received his MBA with honors from Rutgers’ Graduate School of Business Administration.

Marc N. Teal, age 53, has been Chief Financial Officer of Boston Capital Corporation since May 2003. Mr. Teal previously served as Senior Vice President and Director of Accounting and prior to that served as Vice President of Partnership Accounting. He has been with Boston Capital Corporation since 1990. In his current role as CFO he oversees all of the accounting, financial reporting, SEC reporting, budgeting, audit, tax and compliance for Boston Capital Corporation, its affiliated entities and all Boston Capital Corporation sponsored programs. Additionally, Mr. Teal is responsible for maintaining all banking and borrowing relationships of Boston Capital Corporation and treasury management of all working capital reserves. He also oversees Boston Capital Corporation’s information and technology areas, including the strategic planning for Boston Capital Corporation and its affiliates. Prior to joining Boston Capital in 1990, Mr. Teal was a Senior Accountant for Cabot, Cabot & Forbes, a multifaceted real estate company, and prior to that was a Senior Accountant for Liberty Real Estate Corp. He received a Bachelor of Science Accountancy from Bentley College and a Masters in Finance from Suffolk University.

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
(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2017 fiscal year:

1. An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2017 was $2,469,863.

2. The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $452,767 for amounts charged to operations during the year ended March 31, 2017. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.14%
Series 22	8.67%
Series 23	6.77%
Series 26	8.60%
Series 27	9.29%
Series 28	6.30%
Series 32	5.92%
Series 41	9.70%
Series 42	6.84%
Series 43	7.36%
Series 44	7.34%
Series 45	5.28%
Series 46	7.10%

As of March 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.48%
Series 25	6.90%

As of March 31, 2017, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 33	6.84%
Series 34	7.76%
Series 35	6.66%
Series 36	5.42%
Series 37	7.40%
Series 38	7.80%
Series 39	7.43%
Series 40	5.32%

	(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

	(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2017.

	(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

	(c)	Promoters and certain control persons.

Not applicable.

	(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$8,831	$9,981	$11,406	$12,681	$9,681

Audit Related Fees	-	-	-	-	-

Tax Fees	3,796	3,796	4,250	4,931	4,477

All Other Fees	1,846	937	1,315	1,738	1,095

Total	$14,473	$14,714	$16,971	$19,350	$15,253

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$8,831	$16,081	$10,106	$14,681	$12,531

Audit Related Fees	-	-	-	-	-

Tax Fees	3,796	7,201	4,477	5,612	5,158

All Other Fees	1,439	1,982	1,128	1,723	1,921

Total	$14,066	$25,264	$15,711	$22,016	$19,610

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$13,531	$16,356	$12,381	$10,256	$12,106

Audit Related Fees	-	-	-	-	-

Tax Fees	5,612	7,428	5,612	4,704	5,612

All Other Fees	1,215	1,935	1,992	1,156	1,546

Total	$20,358	$25,719	$19,985	$16,116	$19,264

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,681	$12,106	$9,681	$12,531	$12,106

Audit Related Fees	-	-	-	-	-

Tax Fees	5,158	4,931	4,477	5,158	4,931

All Other Fees	1,534	919	1,041	1,167	934

Total	$19,373	$17,956	$15,199	$18,856	$17,971

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$15,081	$15,782	$18,507	$19,207	$10,532

Audit Related Fees	-	-	-	-	-

Tax Fees	6,520	7,201	7,655	8,109	5,158

All Other Fees	1,121	1,326	1,173	1,563	1,130

Total	$22,722	$24,309	$27,335	$28,879	$16,820

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,032	$13,507

Audit Related Fees	1,400	1,400

Tax Fees	9,244	6,293

All Other Fees	1,821	1,319

Total	$31,497	$22,519

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$12,577	$8,677	$11,427	$12,627	$10,452

Audit Related Fees	-	-	-	-	-

Tax Fees	4,570	3,690	4,790	5,230	4,570

All Other Fees	1,513	763	1,068	1,398	850

Total	$18,660	$13,130	$17,285	$19,255	$15,872

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$10,627	$20,702	$12,802	$19,277	$17,902

Audit Related Fees	-	-	-	-	-

Tax Fees	4,350	8,090	5,010	6,990	6,550

All Other Fees	1,156	1,19	876	1,385	1,535

Total	$16,133	$30,311	$18,688	$27,652	$25,987

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$16,352	$17,602	$14,402	$11,427	$13,602

Audit Related Fees	-	-	-	-	-

Tax Fees	6,330	8,090	5,890	4,570	5,670

All Other Fees	939	1,478	1,571	918	1,273

Total	$23,621	$27,170	$21,863	$16,915	$20,545

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2016 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,652	$10,677	$10,452	$11,077	$11,252

Audit Related Fees	-	-	-	-	-

Tax Fees	5,010	5,010	4,350	5,010	4,790

All Other Fees	1,255	749	837	908	746

Total	$17,917	$16,436	$15,639	$16,995	$16,788

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$13,477	$14,677	$16,052	$16,277	$10,277

Audit Related Fees	-	-	-	1,050	-

Tax Fees	6,330	6,990	7,430	7,870	5,230

All Other Fees	811	899	804	1,083	853

Total	$20,618	$22,566	$24,286	$26,280	$16,360

Fee Type	Ser. 45	Ser. 46
Audit Fees	$18,277	$13,083

Audit Related Fees	4,900	4,200

Tax Fees	9,190	6,110

All Other Fees	1,193	935

Total	$33,560	$24,328

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2017 and 2016

Statements of Operations for the years ended March 31, 2017 and 2016

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2017 and 2016

Statements of Cash Flows for the years ended March 31, 2017 and 2016

Notes to Financial Statements, March 31, 2017 and 2016

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

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Better Homes for Havelock Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

b.	Agreement of Limited Partnership of Cynthiana Properties Limited (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 1, 1995).

c.	Agreement of Limited Partnership of North Hampton Place Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on October 13, 1995).

d.	Agreement of Limited Partnership of Brook Summitt Apartments, LP (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 29, 1996).

e.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

f.	Agreement of Limited Partnership of Smith House II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

g.	Agreement of Limited Partnership of New Madison Park IV Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 11, 1997).

h.	Agreement of Limited Partnership of M.R.H.,L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on February 14, 1997).

i.	Agreement of Limited Partnership of 352 Lenox Associates, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

j.	Agreement of Limited Partnership of Decro Nordoff, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on December 16, 1997).

k.	Agreement of Limited Partnership of Hurricane Hills, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

l.	Agreement of Limited Partnership of Main Everett Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

m.	Agreement of Limited Partnership of Mokapoke Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 25, 1997).

n.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

o.	Agreement of Limited Partnership of Century East Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

p.	Agreement of Limited Partnership of Coolidge-Pinal II Associates (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

q.	Agreement of Limited Partnership of Dublin Housing Associates Phase II (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

r.	Agreement of Limited Partnership of East Park Apartments II Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

s.	Agreement of Limited Partnership of Edenfield Place Apartments, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

t.	Agreement of Limited Partnership of Ethel Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

u.	Agreement of Limited Partnership of Los Lunas Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

v.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

w.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

x.	Agreement of Limited Partnership of Ohio Investors Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

y.	Agreement of Limited Partnership of Osborne Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

z.	Agreement of Limited Partnership of Overton Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

aa.	Agreement of Limited Partnership of Pahrump Valley Investors (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ab.	Agreement of Limited Partnership of Osborne Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ac.	Agreement of Limited Partnership of Shannon Housing, L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ad.	Agreement of Limited Partnership of Sutton Place Apartments (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

ae.	Agreement of Limited Partnership of West Point Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

af.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ag.	Agreement of Limited Partnership of Laurelwood Park Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ah.	Agreement of Limited Partnership of Jeremy Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

ai.	Agreement of Limited Partnership of Roxbury Housing Veterans Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 27, 1997).

aj.	Agreement of Limited Partnership of Elm Street Associates, L.P. (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 7, 1997.)

ak.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

al.	Agreement of Limited Partnership of Maple Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 16, 1997.)

am.	Agreement of Limited Partnership of Byam Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

an.	Agreement of Limited Partnership of Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ao.	Agreement of Limited Partnership of Bradley Phase II Limited Partnership (Incorporated by Reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ap.	Agreement of Limited Partnership of Butler Street/Hanover Towers Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

aq.	Agreement of Limited Partnership of Bradley Phase I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 22, 1997.)

ar.	Agreement of Limited Partnership of 1374 Boston Road Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

as.	Agreement of Limited Partnership of Centenary Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

at.	Agreement of Limited Partnership of Lake Apartments II Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 5, 1997.)

au.	Agreement of Limited Partnership of AHAB Project One, LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 8, 1997.)

av.	Agreement of Limited Partnership of Grandview Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

aw.	Agreement of Limited Partnership of Angelou Associates, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

ax.	Agreement of Limited Partnership of Country Edge Apartments I Limited Partnership (Incorporated by reference from registrants current report on form 8-k as filed with the Securities and Exchange Commission on April 24, 1998.)

ay.	Agreement of Limited Partnership of Sumner House Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 27, 1998.)

az.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

ba.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bb.	Agreement of Limited Partnership of Harrisonville Heights L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bc.	Agreement of Limited Partnership of Neighborhood Restorations Limited Partnership VII (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

bd.	Agreement of Limited Partnership of Escher SRO Project, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 1, 1998.)

be.	Agreement of Limited Partnership of Silver Creek/MHT Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bf.	Agreement of Limited Partnership of Meridian Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 30, 1999.)

bg.	Agreement of Limited Partnership of Southaven Partners I, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on July 27, 1999.)

bh.	Agreement of Limited Partnership of Athens Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 27, 1999.)

bi.	Agreement of Limited Partnership of Pearl Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 30, 1999.)

bj.	Agreement of Limited Partnership of Harbor Pointe/MHT Limited Dividend Housing Association Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 28, 1999.)

bk.	Agreement of Limited Partnership of Level Creek Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 29, 1999.)

bl.	Agreement of Limited Partnership of Lake City Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 3, 2000.)

bm.	Agreement of Limited Partnership of Pine Ridge Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on on February 9, 2000.)

bn.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

bo.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 16, 2000.)

bp.	Agreement of Limited Partnership of Lombard Partners, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 26, 2000.)

bq.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

br.	Agreement of Limited Partnership of Jackson Bond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bs.	Agreement of Limited Partnership of Fort Bend NHC, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

bt.	Agreement of Limited Partnership of Breezewood II, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.)

bu.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

bv.	Agreement of Limited Partnership of Natchez Place Apartments L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 13, 2002.)

bw.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2002.)

bx.	Agreement of Limited Partnership of Springfield Metro (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

by.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

bz.	Agreement of Limited Partnership of Meadowside Associates (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ca.	Agreement of Limited Partnership of Los Lunas Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cb.	Agreement of Limited Partnership of Edna Vanderbilt (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cc.	Agreement of Limited Partnership of Hawthorne Assoc. LP (Incorporated by reference from registrants current report on form 8-K as filed Eith the Securities and Exchange Commission on January 21, 2003.)

cd.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ce.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cf.	Agreement of Limited Partnership of Heritage Two LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

cg.	Agreement of Limited Partnership of Parkhurst Place (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 21, 2003.)

ch.	Agreement of Limited Partnership of Hattiesburg Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ci.	Agreement of Limited Partnership of 1374 Boston Road LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cj.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ck.	Agreement of Limited Partnership of Casa Rosa Apartments (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cl.	Agreement of Limited Partnership of Lake Apartments II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cm.	Agreement of Limited Partnership of Northrock Housing Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cn.	Agreement of Limited Partnership of AHAB Project One LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

co.	Agreement of Limited Partnership of Randolph Village Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cp.	Agreement of Limited Partnership of Sr. Suites Chicago Austin LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cq.	Agreement of Limited Partnership of Clubview Partners LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cr.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cs.	Agreement of Limited Partnership of Harbor Pointe/MHT LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ct.	Agreement of Limited Partnership of Lombard Partners LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cu.	Agreement of Limited Partnership of Millwood Park LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cv.	Agreement of Limited Partnership of Hillside Terrace Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cw.	Agreement of Limited Partnership of San Angelo Bent Tree Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cx.	Agreement of Limited Partnership of Montfort Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cy.	Agreement of Limited Partnership of Summerdale Partners LP II (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

cz.	Agreement of Limited Partnership of Seagraves Apartments LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

da.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

db.	Agreement of Limited Partnership of COGIC Village LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dc.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dd.	Agreement of Limited Partnership of FFLM Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

de.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

df.	Agreement of Limited Partnership of 200 East Avenue Associates LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dg.	Agreement of Limited Partnership of Parkside Plaza LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dh.	Agreement of Limited Partnership of Granada Rose LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

di.	Agreement of Limited Partnership of Northrock Housing Assoc. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dj.	Agreement of Limited Partnership of Southaven Partners I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dk.	Agreement of Limited Partnership of Howard Park Ltd (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dl.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dm.	Agreement of Limited Partnership of Highway Partners 18 LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dn.	Agreement of Limited Partnership of Wedgewood Park LP (Incorporated by reference from registrants current report on form 8-K as filed filed with the Securities and Exchange Commission on March 31, 2003.)

do.	Agreement of Limited Partnership of Washington Courtyards LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dp.	Agreement of Limited Partnership of Annadale Housing Partners (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dq.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dr.	Agreement of Limited Partnership of FAH Silver Pond LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ds.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dt.	Agreement of Limited Partnership of Aldine Westfield Apts., LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

du.	Agreement of Limited Partnership of Arbors at Eagle Crest LDHA LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dv.	Agreement of Limited Partnership of KC Shalom Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dw.	Agreement of Limited Partnership of Breeze Cove Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dx.	Agreement of Limited Partnership of DS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dy.	Agreement of Limited Partnership of CC Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

dz.	Agreement of Limited Partnership of TS Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ea.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

eb.	Agreement of Limited Partnership of Lyceum Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ec.	Agreement of Limited Partnership of New Shinnston I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2003.)

ed.	Agreement of Limited Partnership of Lyceum Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ee.	Agreement of Limited Partnership of New Shinniston I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ef.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

eg.	Agreement of Limited Partnership of HS Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

eh.	Agreement of Limited Partnership of SM Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ei.	Agreement of Limited Partnership of CT Housing Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ej.	Agreement of Limited Partnership of North Fort Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

ek.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

el.	Agreement of Limited Partnership of Byam Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

em.	Agreement of Limited Partnership of Kiehl Partners Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 28, 2004.)

en.	Agreement of Limited Partnership of Trinity Life Gardens Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 29, 2004.)

eo.	Agreement of Limited Partnership of Athens Partners, LP Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 3, 2004.)

ep.	Agreement of Limited Partnership of San Diego/Fox Hollow Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on June 1, 2004.)

eq.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

er.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

es.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 4, 2004.)

et.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

eu.	Agreement of Limited Partnership of Clayton Station Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

ev.	Agreement of Limited Partnership of Deer Meadows Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 24, 2005.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: June 23, 2017		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 23, 2017	/s/ John P. Manning	Director, President (Principal Executive
	John P. Manning	Officer), C&M Management, Inc.;
Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

June 23, 2017	/s/ Marc N. Teal	Sr. Vice President, Chief Financial
	Marc N. Teal	Officer (Principal Accounting and
Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

