Form 10-Q
period 2017-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2017-08-11
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer □	Accelerated Filer □
Non-accelerated filer □ (Do not check if a smaller reporting company)
Smaller Reporting Company ☒
Emerging Growth Company □

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes 	No ☒

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-59
Condensed Statements of Changes in Partners' Capital (Deficit)	60-69
Condensed Statements of Cash Flows	70-97
Notes to Condensed Financial Statements	98-133

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	134-172

Item 3. Quantitative and Qualitative Disclosures About Market Risk	173

Item 4. Controls and Procedures	173

PART II OTHER INFORMATION

Item 1. Legal Proceedings	174

Item 1A. Risk Factors	174

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	174

Item 3. Defaults Upon Senior Securities	174

Item 4. Mine Safety Disclosures	174

Item 5. Other Information	174

Item 6. Exhibits	174

Signatures	175

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	29,518,217	27,209,997
Notes receivable	22,790	22,790
Other assets	251,573	164,773

	$29,792,580	$27,397,560

LIABILITIES

Accounts payable and accrued expenses	$660,050	$697,432
Accounts payable affiliates (Note C)	38,235,676	39,637,826
Capital contributions payable	538,150	578,113

	39,433,876	40,913,371

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,310,666 outstanding as of June 30, 2017 and March 31, 2017.	(2,502,356)	(6,338,126)
General Partner	(7,138,940)	(7,177,685)

	(9,641,296)	(13,515,811)

	$29,792,580	$27,397,560

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	265,694	271,060
Notes receivable	-	-
Other assets	-	-

	$265,694	$271,060

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,472,437	1,466,902
Capital contributions payable	-	-

	1,472,437	1,466,902

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,833,200 outstanding as of June 30, 2017 and March 31, 2017.	(886,423)	(875,631)
General Partner	(320,320)	(320,211)

	(1,206,743)	(1,195,842)

	$265,694	$271,060

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	235,458	241,102
Notes receivable	-	-
Other assets	-	-

	$235,458	$241,102

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,323,956	1,321,237
Capital contributions payable	-	-

	1,323,956	1,321,237

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2017 and March 31, 2017.	(915,662)	(907,383)
General Partner	(172,836)	(172,752)

	(1,088,498)	(1,080,135)

	$235,458	$241,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	245,836	252,064
Notes receivable	-	-
Other assets	-	-

	$245,836	$252,064

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,856,200	2,848,897
Capital contributions payable	-	-

	2,856,200	2,848,897

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,557,045 outstanding as of June 30, 2017 and March 31, 2017.	(2,365,177)	(2,351,781)
General Partner	(245,187)	(245,052)

	(2,610,364)	(2,596,833)

	$245,836	$252,064

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,616,983	659,167
Notes receivable	-	-
Other assets	-	-

	$1,616,983	$659,167

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	2,091,680	2,089,674
Capital contributions payable	-	-

	2,096,680	2,089,674

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,314,827 outstanding as of June 30, 2017 and March 31, 2017.	(190,053)	(1,131,355)
General Partner	(289,644)	(299,152)

	(479,697)	(1,430,507)

	$1,616,983	$659,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	408,733	427,181
Notes receivable	-	-
Other assets	-	-

	$408,733	$427,181

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,154,253 outstanding as of June 30, 2017 and March 31, 2017.	583,897	602,161
General Partner	(175,164)	(174,980)

	408,733	427,181

	$408,733	$427,181

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	331,575	344,461
Notes receivable	-	-
Other assets	1,250	1,250

	$332,825	$345,711

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2017 and March 31, 2017.	553,113	565,870
General Partner	(220,288)	(220,159)

	332,825	345,711

	$332,825	$345,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	647,452	677,679
Notes receivable	-	-
Other assets	-	-

	$647,452	$677,679

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,977,000 outstanding as of June 30, 2017 and March 31, 2017.	959,320	989,245
General Partner	(311,868)	(311,566)

	647,452	677,679

	$647,452	$677,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,838,012	3,606,473
Notes receivable	-	-
Other assets	-	-

	$6,838,012	$3,606,473

LIABILITIES

Accounts payable and accrued expenses	$3,877	$31,673
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,877	31,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,446,400 outstanding as of June 30, 2017 and March 31, 2017.	6,972,241	3,745,499
General Partner	(138,106)	(170,699)

	6,834,135	3,574,800

	$6,838,012	$3,606,473

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	797,925	812,483
Notes receivable	-	-
Other assets	-	-

	$797,925	$812,483

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,990,738 outstanding as of June 30, 2017 and March 31, 2017.	1,071,783	1,086,195
General Partner	(273,858)	(273,712)

	797,925	812,483

	$797,925	$812,483

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	337,714	345,648
Notes receivable	-	-
Other assets	-	-

	$337,714	$345,648

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,499,738	3,479,192
Capital contributions payable	8,235	8,235

	3,507,973	3,487,427

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,965,300 outstanding as of June 30, 2017 and March 31, 2017.	(2,799,909)	(2,771,714)
General Partner	(370,350)	(370,065)

	(3,170,259)	(3,141,779)

	$337,714	$345,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	463,971	270,126
Notes receivable	-	-
Other assets	75,500	-

	$539,471	$270,126

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	1,658,630	1,641,976
Capital contributions payable	65,176	105,139

	1,726,806	1,747,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,631,000 outstanding as of June 30, 2017 and March 31, 2017.	(948,406)	(1,235,163)
General Partner	(238,929)	(241,826)

	(1,187,335)	(1,476,989)

	$539,471	$270,126

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,019,232	2,047,648
Notes receivable	-	-
Other assets	25,000	25,000

	$2,044,232	$2,072,648

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	66,294	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,395,557 outstanding as of June 30, 2017 and March 31, 2017.	2,337,417	2,365,549
General Partner	(359,479)	(359,195)

	1,977,938	2,006,354

	$2,044,232	$2,072,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	801,198	837,185
Notes receivable	-	-
Other assets	-	-

	$801,198	$837,185

LIABILITIES

Accounts payable and accrued expenses	$2,000	$2,000
Accounts payable affiliates (Note C)	2,750,001	2,772,531
Capital contributions payable	1,229	1,229

	2,753,230	2,775,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,198 outstanding as of June 30, 2017 and March 31, 2017.	(1,526,148)	(1,512,826)
General Partner	(425,884)	(425,749)

	(1,952,032)	(1,938,575)

	$801,198	$837,185

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	337,514	337,765
Notes receivable	-	-
Other assets	-	-

	$337,514	$337,765

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,207,226	1,190,828
Capital contributions payable	69,154	69,154

	1,276,380	1,259,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of June 30, 2017 and March 31, 2017.	(703,698)	(687,215)
General Partner	(235,168)	(235,002)

	(938,866)	(922,217)

	$337,514	$337,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	599,249	849,078
Notes receivable	-	-
Other assets	-	-

	$599,249	$849,078

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,991,463	3,221,597
Capital contributions payable	-	-

	2,991,463	3,221,597

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,517,419 outstanding as of June 30, 2017 and March 31, 2017.	(2,067,902)	(2,048,404)
General Partner	(324,312)	(324,115)

	(2,392,214)	(2,372,519)

	$599,249	$849,078

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,977,744	2,392,767
Notes receivable	-	-
Other assets	-	-

	$1,977,744	$2,392,767

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	160,463	551,982
Capital contributions payable	-	-

	160,463	551,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,288,363 outstanding as of June 30, 2017 and March 31, 2017.	2,081,133	2,104,402
General Partner	(263,852)	(263,617)

	1,817,281	1,840,785

	$1,977,744	$2,392,767

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,310,561	2,934,317
Notes receivable	-	-
Other assets	-	-

	$2,310,561	$2,934,317

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	152,631	767,505
Capital contributions payable	-	-

	283,631	898,505

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,095,704 outstanding as of June 30, 2017 and March 31, 2017.	2,185,324	2,194,117
General Partner	(158,394)	(158,305)

	2,026,930	2,035,812

	$2,310,561	$2,934,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,062,076	2,096,039
Notes receivable	-	-
Other assets	-	-

	$2,062,076	$2,096,039

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,008,805	2,043,715
Capital contributions payable	138,438	138,438

	2,147,243	2,182,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,495,600 outstanding as of June 30, 2017 and March 31, 2017.	131,250	130,312
General Partner	(216,417)	(216,426)

	(85,167)	(86,114)

	$2,062,076	$2,096,039

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	3,022,625	3,042,864
Notes receivable	-	-
Other assets	-	-

	$3,022,625	$3,042,864

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	1,527,119	1,515,985
Capital contributions payable	-	-

	1,527,119	1,522,528

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of June 30, 2017 and March 31, 2017.	1,698,835	1,723,417
General Partner	(203,329)	(203,081)

	1,495,506	1,520,336

	$3,022,625	$3,042,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	893,198	1,248,898
Notes receivable	-	-
Other assets	-	-

	$893,198	$1,248,898

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	813,394	1,154,240
Capital contributions payable	-	-

	813,394	1,160,783

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2017 and March 31, 2017.	275,449	283,677
General Partner	(195,645)	(195,562)

	79,804	88,115

	$893,198	$1,248,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	192,393	248,318
Notes receivable	-	-
Other assets	-	-

	$192,393	$248,318

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,664,824	2,684,058
Capital contributions payable	102	102

	2,664,926	2,684,160

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,622,756 outstanding as of June 30, 2017 and March 31, 2017.	(2,222,864)	(2,186,540)
General Partner	(249,669)	(249,302)

	(2,472,533)	(2,435,842)

	$192,393	$248,318

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	250,102	322,902
Notes receivable	-	-
Other assets	1,218	1,218

	$251,320	$324,120

LIABILITIES

Accounts payable and accrued expenses	$-	$4,500
Accounts payable affiliates (Note C)	3,269,194	3,286,255
Capital contributions payable	100	100

	3,269,294	3,290,855

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,884,126 outstanding as of June 30, 2017 and March 31, 2017.	(2,738,626)	(2,687,899)
General Partner	(279,348)	(278,836)

	(3,017,974)	(2,966,735)

	$251,320	$324,120

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,010,945	1,072,528
Notes receivable	22,790	22,790
Other assets	62,303	51,003

	$1,096,038	$1,146,321

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	73,433	73,433

	73,433	73,433

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of June 30, 2017 and March 31, 2017.	1,253,317	1,303,097
General Partner	(230,712)	(230,209)

	1,022,605	1,072,888

	$1,096,038	$1,146,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	388,596	351,638
Notes receivable	-	-
Other assets	82,514	82,514

	$471,110	$434,152

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	829,487	771,794
Capital contributions payable	99,265	99,265

	928,752	871,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,632,487 outstanding as of June 30, 2017 and March 31, 2017.	(131,545)	(111,017)
General Partner	(326,097)	(325,890)

	(457,642)	(436,907)

	$471,110	$434,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	62,665	66,324
Notes receivable	-	-
Other assets	-	-

	$62,665	$66,324

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,645,612	2,584,641
Capital contributions payable	-	-

	2,645,612	2,584,641

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,473 outstanding as of June 30, 2017 and March 31, 2017.	(2,319,670)	(2,255,686)
General Partner	(263,277)	(262,631)

	(2,582,947)	(2,518,317)

	$62,665	$66,324

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	758,294	803,153
Notes receivable	-	-
Other assets	-	-

	$758,294	$803,153

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,373,546	2,357,846
Capital contributions payable	16,724	16,724

	2,905,443	2,889,743

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,009,667 outstanding as of June 30, 2017 and March 31, 2017.	(1,772,015)	(1,712,062)
General Partner	(375,134)	(374,528)

	(2,147,149)	(2,086,590)

	$758,294	$803,153

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	642,472	651,129
Notes receivable	-	-
Other assets	3,788	3,788

	$646,260	$654,917

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,939,270	1,886,971
Capital contributions payable	-	-

	1,939,270	1,886,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of June 30, 2017 and March 31, 2017.	(1,017,337)	(956,991)
General Partner	(275,673)	(275,063)

	(1,293,010)	(1,232,054)

	$646,260	$654,917

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2017	2016

Income
Interest income	$13,934	$12,813
Other income	87,713	128,173

	101,647	140,986

Share of income from Operating Partnerships (Note D)	4,529,631	7,788,656

Expenses
Professional fees	129,367	186,023
Fund management fee, net (Note C)	520,374	587,049
General and administrative expenses	107,022	120,712

	756,763	893,784

NET INCOME (LOSS)	$3,874,515	$7,035,858

Net income (loss) allocated to assignees	$3,835,770	$6,965,499

Net income (loss) allocated to general partner	$38,745	$70,359

Net income (loss) per BAC	$.05	$.08

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2017	2016

Income
Interest income	$35	$104
Other income	-	-

	35	104

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,980	3,063
Fund management fee, net (Note C)	3,718	7,538
General and administrative expenses	4,238	4,992

	10,936	15,593

NET INCOME (LOSS)	$(10,901)	$(15,489)

Net income (loss) allocated to assignees	$(10,792)	$(15,334)

Net income (loss) allocated to general partner	$(109)	$(155)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2017	2016

Income
Interest income	$29	$224
Other income	-	-

	29	224

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,630	2,982
Fund management fee, net (Note C)	2,256	2,255
General and administrative expenses	3,506	3,588

	8,392	8,825

NET INCOME (LOSS)	$(8,363)	$(8,601)

Net income (loss) allocated to assignees	$(8,279)	$(8,515)

Net income (loss) allocated to general partner	$(84)	$(86)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2017	2016

Income
Interest income	$84	$106
Other income	-	-

	84	106

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,980	3,355
Fund management fee, net (Note C)	6,803	6,802
General and administrative expenses	3,832	4,197

	13,615	14,354

NET INCOME (LOSS)	$(13,531)	$(14,248)

Net income (loss) allocated to assignees	$(13,396)	$(14,106)

Net income (loss) allocated to general partner	$(135)	$(142)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2017	2016

Income
Interest income	$866	$91
Other income	1,977	-

	2,843	91

Share of income from Operating Partnerships (Note D)	959,665	3,550

Expenses
Professional fees	3,755	5,081
Fund management fee, net (Note C)	3,806	7,472
General and administrative expenses	4,137	4,863

	11,698	17,416

NET INCOME (LOSS)	$950,810	$(13,775)

Net income (loss) allocated to assignees	$941,302	$(13,637)

Net income (loss) allocated to general partner	$9,508	$(138)

Net income (loss) per BAC	$.28	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2017	2016

Income
Interest income	$82	$105
Other income	-	1,680

	82	1,785

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,325	3,519
Fund management fee, net (Note C)	11,421	9,398
General and administrative expenses	3,784	4,730

	18,530	17,647

NET INCOME (LOSS)	$(18,448)	$(15,862)

Net income (loss) allocated to assignees	$(18,264)	$(15,703)

Net income (loss) allocated to general partner	$(184)	$(159)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2017	2016

Income
Interest income	$71	$88
Other income	-	-

	71	88

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,980	3,030
Fund management fee, net (Note C)	5,934	5,934
General and administrative expenses	4,043	5,645

	12,957	14,609

NET INCOME (LOSS)	$(12,886)	$(14,521)

Net income (loss) allocated to assignees	$(12,757)	$(14,376)

Net income (loss) allocated to general partner	$(129)	$(145)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2017	2016

Income
Interest income	$136	$349
Other income	420	420

	556	769

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,725	5,665
Fund management fee, net (Note C)	21,545	23,717
General and administrative expenses	4,513	6,931

	30,783	36,313

NET INCOME (LOSS)	$(30,227)	$(35,544)

Net income (loss) allocated to assignees	$(29,925)	$(35,189)

Net income (loss) allocated to general partner	$(302)	$(355)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2017	2016

Income
Interest income	$4,338	$1,236
Other income	-	-

	4,338	1,236

Share of income from Operating Partnerships (Note D)	3,291,567	2,995,000

Expenses
Professional fees	17,770	34,369
Fund management fee, net (Note C)	14,968	26,358
General and administrative expenses	3,832	3,850

	36,570	64,577

NET INCOME (LOSS)	$3,259,335	$2,931,659

Net income (loss) allocated to assignees	$3,226,742	$2,902,342

Net income (loss) allocated to general partner	$32,593	$29,317

Net income (loss) per BAC	$1.32	$1.18

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2017	2016

Income
Interest income	$148	$302
Other income	446	7,976

	594	8,278

Share of income from Operating Partnerships (Note D)	-	5,000

Expenses
Professional fees	4,025	4,415
Fund management fee, net (Note C)	6,844	10,147
General and administrative expenses	4,283	6,320

	15,152	20,882

NET INCOME (LOSS)	$(14,558)	$(7,604)

Net income (loss) allocated to assignees	$(14,412)	$(7,528)

Net income (loss) allocated to general partner	$(146)	$(76)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2017	2016

Income
Interest income	$92	$278
Other income	-	-

	92	278

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,675	39,049
Fund management fee, net (Note C)	20,546	20,546
General and administrative expenses	4,351	5,065

	28,572	64,660

NET INCOME (LOSS)	$(28,480)	$(64,382)

Net income (loss) allocated to assignees	$(28,195)	$(63,738)

Net income (loss) allocated to general partner	$(285)	$(644)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2017	2016

Income
Interest income	$57	$218
Other income	1,243	1,243

	1,300	1,461

Share of income from Operating Partnerships (Note D)	263,893	-

Expenses
Professional fees	3,675	4,384
Fund management fee, net (Note C)	(31,900)	9,605
General and administrative expenses	3,764	3,919

	(24,461)	17,908

NET INCOME (LOSS)	$289,654	$(16,447)

Net income (loss) allocated to assignees	$286,757	$(16,283)

Net income (loss) allocated to general partner	$2,897	$(164)

Net income (loss) per BAC	$.11	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2017	2016

Income
Interest income	$1,017	$754
Other income	476	476

	1,493	1,230

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,425	5,839
Fund management fee, net (Note C)	20,199	35,021
General and administrative expenses	4,285	4,978

	29,909	45,838

NET INCOME (LOSS)	$(28,416)	$(44,608)

Net income (loss) allocated to assignees	$(28,132)	$(44,162)

Net income (loss) allocated to general partner	$(284)	$(446)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2017	2016

Income
Interest income	$323	$626
Other income	-	1,800

	323	2,426

Share of income from Operating Partnerships (Note D)	14,506	-

Expenses
Professional fees	4,025	4,455
Fund management fee, net (Note C)	19,870	33,580
General and administrative expenses	4,391	5,142

	28,286	43,177

NET INCOME (LOSS)	$(13,457)	$(40,751)

Net income (loss) allocated to assignees	$(13,322)	$(40,343)

Net income (loss) allocated to general partner	$(135)	$(408)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2017	2016

Income
Interest income	$91	$599
Other income	-	1,800

	91	2,399

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	3,150	3,685
Fund management fee, net (Note C)	9,898	9,898
General and administrative expenses	3,692	3,811

	16,740	17,394

NET INCOME (LOSS)	$(16,649)	$(14,995)

Net income (loss) allocated to assignees	$(16,483)	$(14,845)

Net income (loss) allocated to general partner	$(166)	$(150)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2017	2016

Income
Interest income	$339	$472
Other income	-	11,691

	339	12,163

Share of income from Operating Partnerships (Note D)	-	27,500

Expenses
Professional fees	3,675	4,400
Fund management fee, net (Note C)	12,366	11,317
General and administrative expenses	3,993	4,432

	20,034	20,149

NET INCOME (LOSS)	$(19,695)	$19,514

Net income (loss) allocated to assignees	$(19,498)	$19,319

Net income (loss) allocated to general partner	$(197)	$195

Net income (loss) per BAC	$(.01)	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2017	2016

Income
Interest income	$1,454	$1,321
Other income	-	4,893

	1,454	6,214

Share of income from Operating Partnerships (Note D)	-	2,294,803

Expenses
Professional fees	3,500	4,057
Fund management fee, net (Note C)	17,481	(7,607)
General and administrative expenses	3,977	4,409

	24,958	859

NET INCOME (LOSS)	$(23,504)	$2,300,158

Net income (loss) allocated to assignees	$(23,269)	$2,277,156

Net income (loss) allocated to general partner	$(235)	$23,002

Net income (loss) per BAC	$(.01)	$.69

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2017	2016

Income
Interest income	$1,405	$563
Other income	2,674	1,146

	4,079	1,709

Share of income from Operating Partnerships (Note D)	-	2,417,303

Expenses
Professional fees	3,675	3,835
Fund management fee, net (Note C)	5,716	(18,208)
General and administrative expenses	3,570	3,483

	12,961	(10,890)

NET INCOME (LOSS)	$(8,882)	$2,429,902

Net income (loss) allocated to assignees	$(8,793)	$2,405,603

Net income (loss) allocated to general partner	$(89)	$24,299

Net income (loss) per BAC	$(.00)	$1.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2017	2016

Income
Interest income	$1,161	$172
Other income	11,225	4,811

	12,386	4,983

Share of income from Operating Partnerships (Note D)	-	2,500

Expenses
Professional fees	3,325	3,509
Fund management fee, net (Note C)	4,483	28,812
General and administrative expenses	3,631	3,658

	11,439	35,979

NET INCOME (LOSS)	$947	$(28,496)

Net income (loss) allocated to assignees	$938	$(28,211)

Net income (loss) allocated to general partner	$9	$(285)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2017	2016

Income
Interest income	$735	$154
Other income	386	31,791

	1,121	31,945

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,025	4,036
Fund management fee, net (Note C)	18,234	27,782
General and administrative expenses	3,692	3,753

	25,951	35,571

NET INCOME (LOSS)	$(24,830)	$(3,626)

Net income (loss) allocated to assignees	$(24,582)	$(3,590)

Net income (loss) allocated to general partner	$(248)	$(36)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2017	2016

Income
Interest income	$247	$127
Other income	386	660

	633	787

Share of income from Operating Partnerships (Note D)	-	22,500

Expenses
Professional fees	3,675	3,845
Fund management fee, net (Note C)	1,709	17,017
General and administrative expenses	3,560	3,487

	8,944	24,349

NET INCOME (LOSS)	$(8,311)	$(1,062)

Net income (loss) allocated to assignees	$(8,228)	$(1,051)

Net income (loss) allocated to general partner	$(83)	$(11)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2017	2016

Income
Interest income	$29	$132
Other income	1,660	-

	1,689	132

Share of income from Operating Partnerships (Note D)	-	20,500

Expenses
Professional fees	4,900	5,079
Fund management fee, net (Note C)	29,766	37,216
General and administrative expenses	3,714	3,712

	38,380	46,007

NET INCOME (LOSS)	$(36,691)	$(25,375)

Net income (loss) allocated to assignees	$(36,324)	$(25,121)

Net income (loss) allocated to general partner	$(367)	$(254)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2017	2016

Income
Interest income	$151	$223
Other income	11,143	-

	11,294	223

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,599	5,627
Fund management fee, net (Note C)	52,990	50,199
General and administrative expenses	3,944	4,039

	62,533	59,865

NET INCOME (LOSS)	$(51,239)	$(59,642)

Net income (loss) allocated to assignees	$(50,727)	$(59,046)

Net income (loss) allocated to general partner	$(512)	$(596)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2017	2016

Income
Interest income	$345	$2,039
Other income	-	-

	345	2,039

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,018	5,945
Fund management fee, net (Note C)	41,835	42,002
General and administrative expenses	3,775	3,798

	50,628	51,745

NET INCOME (LOSS)	$(50,283)	$(49,706)

Net income (loss) allocated to assignees	$(49,780)	$(49,209)

Net income (loss) allocated to general partner	$(503)	$(497)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2017	2016

Income
Interest income	$99	$2,046
Other income	34,072	1,759

	34,171	3,805

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,843	6,332
Fund management fee, net (Note C)	44,950	31,651
General and administrative expenses	4,113	4,387

	54,906	42,370

NET INCOME (LOSS)	$(20,735)	$(38,565)

Net income (loss) allocated to assignees	$(20,528)	$(38,179)

Net income (loss) allocated to general partner	$(207)	$(386)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2017	2016

Income
Interest income	$7	$12
Other income	-	13,649

	7	13,661

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,025	4,301
Fund management fee, net (Note C)	56,826	61,470
General and administrative expenses	3,786	3,794

	64,637	69,565

NET INCOME (LOSS)	$(64,630)	$(55,904)

Net income (loss) allocated to assignees	$(63,984)	$(55,345)

Net income (loss) allocated to general partner	$(646)	$(559)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2017	2016

Income
Interest income	$366	$311
Other income	21,605	28,826

	21,971	29,137

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,087	7,234
Fund management fee, net (Note C)	65,811	40,120
General and administrative expenses	4,632	5,366

	82,530	52,720

NET INCOME (LOSS)	$(60,559)	$(23,583)

Net income (loss) allocated to assignees	$(59,953)	$(23,347)

Net income (loss) allocated to general partner	$(606)	$(236)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2017	2016

Income
Interest income	$227	$161
Other income	-	13,552

	227	13,713

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	4,900	4,932
Fund management fee, net (Note C)	52,299	57,007
General and administrative expenses	3,984	4,363

	61,183	66,302

NET INCOME (LOSS)	$(60,956)	$(52,589)

Net income (loss) allocated to assignees	$(60,346)	$(52,063)

Net income (loss) allocated to general partner	$(610)	$(526)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2017	$(6,338,126)	$(7,177,685)	$(13,515,811)

Net income (loss)	3,835,770	38,745	3,874,515

Partners' capital (deficit), June 30, 2017	$(2,502,356)	$(7,138,940)	$(9,641,296)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2017	$(875,631)	$(320,211)	$(1,195,842)

Net income (loss)	(10,792)	(109)	(10,901)

Partners' capital (deficit), June 30, 2017	$(886,423)	$(320,320)	$(1,206,743)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2017	$(907,383)	$(172,752)	$(1,080,135)

Net income (loss)	(8,279)	(84)	(8,363)

Partners' capital (deficit), June 30, 2017	$(915,662)	$(172,836)	$(1,088,498)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2017	$(2,351,781)	$(245,052)	$(2,596,833)

Net income (loss)	(13,396)	(135)	(13,531)

Partners' capital (deficit), June 30, 2017	$(2,365,177)	$(245,187)	$(2,610,364)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2017	$(1,131,355)	$(299,152)	$(1,430,507)

Net income (loss)	941,302	9,508	950,810

Partners' capital (deficit), June 30, 2017	$(190,053)	$(289,644)	$(479,697)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2017	$602,161	$(174,980)	$427,181

Net income (loss)	(18,264)	(184)	(18,448)

Partners' capital (deficit), June 30, 2017	$583,897	$(175,164)	$408,733

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2017	$565,870	$(220,159)	$345,711

Net income (loss)	(12,757)	(129)	(12,886)

Partners' capital (deficit), June 30, 2017	$553,113	$(220,288)	$332,825

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2017	$989,245	$(311,566)	$677,679

Net income (loss)	(29,925)	(302)	(30,227)

Partners' capital (deficit), June 30, 2017	$959,320	$(311,868)	$647,452

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2017	$3,745,499	$(170,699)	$3,574,800

Net income (loss)	3,226,742	32,593	3,259,335

Partners' capital (deficit), June 30, 2017	$6,972,241	$(138,106)	$6,834,135

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2017	$1,086,195	$(273,712)	$812,483

Net income (loss)	(14,412)	(146)	(14,558)

Partners' capital (deficit), June 30, 2017	$1,071,783	$(273,858)	$797,925

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2017	$(2,771,714)	$(370,065)	$(3,141,779)

Net income (loss)	(28,195)	(285)	(28,480)

Partners' capital (deficit), June 30, 2017	$(2,799,909)	$(370,350)	$(3,170,259)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2017	$(1,235,163)	$(241,826)	$(1,476,989)

Net income (loss)	286,757	2,897	289,654

Partners' capital (deficit), June 30, 2017	$(948,406)	$(238,929)	$(1,187,335)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2017	$2,365,549	$(359,195)	$2,006,354

Net income (loss)	(28,132)	(284)	(28,416)

Partners' capital (deficit), June 30, 2017	$2,337,417	$(359,479)	$1,977,938

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2017	$(1,512,826)	$(425,749)	$(1,938,575)

Net income (loss)	(13,322)	(135)	(13,457)

Partners' capital (deficit), June 30, 2017	$(1,526,148)	$(425,884)	$(1,952,032)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2017	$(687,215)	$(235,002)	$(922,217)

Net income (loss)	(16,483)	(166)	(16,649)

Partners' capital (deficit), June 30, 2017	$(703,698)	$(235,168)	$(938,866)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2017	$(2,048,404)	$(324,115)	$(2,372,519)

Net income (loss)	(19,498)	(197)	(19,695)

Partners' capital (deficit), June 30, 2017	$(2,067,902)	$(324,312)	$(2,392,214)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2017	$2,104,402	$(263,617)	$1,840,785

Net income (loss)	(23,269)	(235)	(23,504)

Partners' capital (deficit), June 30, 2017	$2,081,133	$(263,852)	$1,817,281

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2017	$2,194,117	$(158,305)	$2,035,812

Net income (loss)	(8,793)	(89)	(8,882)

Partners' capital (deficit), June 30, 2017	$2,185,324	$(158,394)	$2,026,930

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2017	$130,312	$(216,426)	$(86,114)

Net income (loss)	938	9	947

Partners' capital (deficit), June 30, 2017	$131,250	$(216,417)	$(85,167)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2017	$1,723,417	$(203,081)	$1,520,336

Net income (loss)	(24,582)	(248)	(24,830)

Partners' capital (deficit), June 30, 2017	$1,698,835	$(203,329)	$1,495,506

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2017	$283,677	$(195,562)	$88,115

Net income (loss)	(8,228)	(83)	(8,311)

Partners' capital (deficit), June 30, 2017	$275,449	$(195,645)	$79,804

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2017	$(2,186,540)	$(249,302)	$(2,435,842)

Net income (loss)	(36,324)	(367)	(36,691)

Partners' capital (deficit), June 30, 2017	$(2,222,864)	$(249,669)	$(2,472,533)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2017	$(2,687,899)	$(278,836)	$(2,966,735)

Net income (loss)	(50,727)	(512)	(51,239)

Partners' capital (deficit), June 30, 2017	$(2,738,626)	$(279,348)	$(3,017,974)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2017	$1,303,097	$(230,209)	$1,072,888

Net income (loss)	(49,780)	(503)	(50,283)

Partners' capital (deficit), June 30, 2017	$1,253,317	$(230,712)	$1,022,605

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2017	$(111,017)	$(325,890)	$(436,907)

Net income (loss)	(20,528)	(207)	(20,735)

Partners' capital (deficit), June 30, 2017	$(131,545)	$(326,097)	$(457,642)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2017	$(2,255,686)	$(262,631)	$(2,518,317)

Net income (loss)	(63,984)	(646)	(64,630)

Partners' capital (deficit), June 30, 2017	$(2,319,670)	$(263,277)	$(2,582,947)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2017	$(1,712,062)	$(374,528)	$(2,086,590)

Net income (loss)	(59,953)	(606)	(60,559)

Partners' capital (deficit), June 30, 2017	$(1,772,015)	$(375,134)	$(2,147,149)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2017	$(956,991)	$(275,063)	$(1,232,054)

Net income (loss)	(60,346)	(610)	(60,956)

Partners' capital (deficit), June 30, 2017	$(1,017,337)	$(275,673)	$(1,293,010)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2017	2016

Cash flows from operating activities:

Net income (loss)	$3,874,515	$7,035,858
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(4,529,631)	(7,788,656)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(37,382)	(16,627)
Decrease (Increase) in other assets	(11,300)	-
(Decrease) Increase in accounts payable affiliates	(1,402,150)	(4,451,954)

Net cash (used in) provided by operating activities	(2,105,948)	(5,221,379)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	4,414,168	7,788,656

Net cash (used in) provided by investing activities	4,414,168	7,788,656

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,308,220	2,567,277

Cash and cash equivalents, beginning	27,209,997	21,728,069

Cash and cash equivalents, ending	$29,518,217	$24,295,346

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(10,901)	$(15,489)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	5,535	8,238

Net cash (used in) provided by operating activities	(5,366)	(7,251)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,366)	(7,251)

Cash and cash equivalents, beginning	271,060	180,896

Cash and cash equivalents, ending	$265,694	$173,645

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2017	2016

Cash flows from operating activities:
Net income (loss)	$(8,363)	$(8,601)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	2,719	2,718

Net cash (used in) provided by operating activities	(5,644)	(5,883)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,644)	(5,883)

Cash and cash equivalents, beginning	241,102	425,168

Cash and cash equivalents, ending	$235,458	$419,285

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(13,531)	$(14,248)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	7,303	7,302

Net cash (used in) provided by operating activities	(6,228)	(6,946)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,228)	(6,946)

Cash and cash equivalents, beginning	252,064	295,650

Cash and cash equivalents, ending	$245,836	$288,704

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2017	2016

Cash flows from operating activities:

Net income (loss)	$950,810	$(13,775)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(959,665)	(3,550)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	995
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	2,006	9,552

Net cash (used in) provided by operating activities	(1,849)	(6,778)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	959,665	3,550

Net cash (used in) provided by investing activities	959,665	3,550

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	957,816	(3,228)

Cash and cash equivalents, beginning	659,167	219,677

Cash and cash equivalents, ending	$1,616,983	$216,449

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(18,448)	$(15,862)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(18,448)	(15,862)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(18,448)	(15,862)

Cash and cash equivalents, beginning	427,181	502,552

Cash and cash equivalents, ending	$408,733	$486,690

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(12,886)	$(14,521)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(12,886)	(14,521)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,886)	(14,521)

Cash and cash equivalents, beginning	344,461	395,797

Cash and cash equivalents, ending	$331,575	$381,276

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(30,227)	$(35,544)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(30,227)	(35,544)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,227)	(35,544)

Cash and cash equivalents, beginning	677,679	809,362

Cash and cash equivalents, ending	$647,452	$773,818

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2017	2016

Cash flows from operating activities:

Net income (loss)	$3,259,335	$2,931,659
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(3,291,567)	(2,995,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(27,796)	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(60,028)	(58,341)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,291,567	2,995,000

Net cash (used in) provided by investing activities	3,291,567	2,995,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,231,539	2,936,659

Cash and cash equivalents, beginning	3,606,473	899,636

Cash and cash equivalents, ending	$6,838,012	$3,836,295

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(14,558)	$(7,604)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(5,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(14,558)	(17,604)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	5,000

Net cash (used in) provided by investing activities	-	5,000

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,558)	(12,604)

Cash and cash equivalents, beginning	812,483	884,427

Cash and cash equivalents, ending	$797,925	$871,823

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(28,480)	$(64,382)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	20,546	(132,954)

Net cash (used in) provided by operating activities	(7,934)	(197,336)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,934)	(197,336)

Cash and cash equivalents, beginning	345,648	618,758

Cash and cash equivalents, ending	$337,714	$421,422

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2017	2016

Cash flows from operating activities:

Net income (loss)	$289,654	$(16,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(263,893)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,654	17,421

Net cash (used in) provided by operating activities	45,415	974

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	148,430	-

Net cash (used in) provided by investing activities	148,430	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	193,845	974

Cash and cash equivalents, beginning	270,126	304,293

Cash and cash equivalents, ending	$463,971	$305,267

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(28,416)	$(44,608)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(28,416)	(47,608)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash provided by investing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(28,416)	(47,608)

Cash and cash equivalents, beginning	2,047,648	1,351,761

Cash and cash equivalents, ending	$2,019,232	$1,304,153

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(13,457)	$(40,751)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(14,506)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(22,530)	(55,710)

Net cash (used in) provided by operating activities	(50,493)	(96,461)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	14,506	-

Net cash provided by investing activities	14,506	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,987)	(96,461)

Cash and cash equivalents, beginning	837,185	1,061,685

Cash and cash equivalents, ending	$801,198	$965,224

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(16,649)	$(14,995)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,398	16,398

Net cash (used in) provided by operating activities	(251)	1,403

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(251)	1,403

Cash and cash equivalents, beginning	337,765	1,266,455

Cash and cash equivalents, ending	$337,514	$1,267,858

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(19,695)	$19,514
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(27,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(230,134)	(267,683)

Net cash (used in) provided by operating activities	(249,829)	(275,669)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	27,500

Net cash (used in) provided by investing activities	-	27,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(249,829)	(248,169)

Cash and cash equivalents, beginning	849,078	674,173

Cash and cash equivalents, ending	$599,249	$426,004

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(23,504)	$2,300,158
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,294,803)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,250
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(391,519)	(898,357)

Net cash (used in) provided by operating activities	(415,023)	(891,752)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,294,803

Net cash (used in) provided by investing activities	-	2,294,803

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(415,023)	1,403,051

Cash and cash equivalents, beginning	2,392,767	1,693,223

Cash and cash equivalents, ending	$1,977,744	$3,096,274

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(8,882)	$2,429,902
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,417,303)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(1,250)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(614,874)	(547,909)

Net cash (used in) provided by operating activities	(623,756)	(536,560)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,417,303

Net cash (used in) provided by investing activities	-	2,417,303

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(623,756)	1,880,743

Cash and cash equivalents, beginning	2,934,317	979,340

Cash and cash equivalents, ending	$2,310,561	$2,860,083

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2017	2016

Cash flows from operating activities:

Net income (loss)	$947	$(28,496)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(34,910)	39,330

Net cash (used in) provided by operating activities	(33,963)	8,334

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,500

Net cash (used in) provided by investing activities	-	2,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(33,963)	10,834

Cash and cash equivalents, beginning	2,096,039	340,689

Cash and cash equivalents, ending	$2,062,076	$351,523

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(24,830)	$(3,626)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	(4,779)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	11,134	4,515

Net cash (used in) provided by operating activities	(20,239)	(3,890)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,239)	(3,890)

Cash and cash equivalents, beginning	3,042,864	333,474

Cash and cash equivalents, ending	$3,022,625	$329,584

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(8,311)	$(1,062)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(22,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	(4,894)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(340,846)	21,217

Net cash (used in) provided by operating activities	(355,700)	(7,239)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	22,500

Net cash (used in) provided by investing activities	-	22,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(355,700)	15,261

Cash and cash equivalents, beginning	1,248,898	313,691

Cash and cash equivalents, ending	$893,198	$328,952

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(36,691)	$(25,375)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(20,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(19,234)	(249,006)

Net cash (used in) provided by operating activities	(55,925)	(299,881)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	20,500

	-	-
Net cash (used in) provided by investing activities	-	20,500

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(55,925)	(279,381)

Cash and cash equivalents, beginning	248,318	510,705

Cash and cash equivalents, ending	$192,393	$231,324

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(51,239)	$(59,642)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,500)	51
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(17,061)	(43,852)

Net cash (used in) provided by operating activities	(72,800)	(103,443)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(72,800)	(103,443)

Cash and cash equivalents, beginning	322,902	331,029

Cash and cash equivalents, ending	$250,102	$227,586

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(50,283)	$(49,706)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(11,300)	-
(Decrease) Increase in accounts payable affiliates	-	(1,593,865)

Net cash (used in) provided by operating activities	(61,583)	(1,643,571)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61,583)	(1,643,571)

Cash and cash equivalents, beginning	1,072,528	3,412,757

Cash and cash equivalents, ending	$1,010,945	$1,769,186

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(20,735)	$(38,565)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	57,693	(992,069)

Net cash (used in) provided by operating activities	36,958	(1,030,634)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	36,958	(1,030,634)

Cash and cash equivalents, beginning	351,638	2,886,991

Cash and cash equivalents, ending	$388,596	$1,856,357

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(64,630)	$(55,904)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	60,971	66,100

Net cash (used in) provided by operating activities	(3,659)	10,196

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,659)	10,196

Cash and cash equivalents, beginning	66,324	44,503

Cash and cash equivalents, ending	$62,665	$54,699

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(60,559)	$(23,583)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	15,700	74,278

Net cash (used in) provided by operating activities	(44,859)	50,695

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,859)	50,695

Cash and cash equivalents, beginning	803,153	748,100

Cash and cash equivalents, ending	$758,294	$798,795

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(60,956)	$(52,589)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,299	62,382

Net cash (used in) provided by operating activities	(8,657)	9,793

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,657)	9,793

Cash and cash equivalents, beginning	651,129	243,277

Cash and cash equivalents, ending	$642,472	$253,070

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2017
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
June 30, 2017
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2017 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2017 and 2016, are as follows:

	2017	2016
Series 20	$ 5,535	$ 8,238
Series 21	2,719	2,718
Series 22	7,303	7,302
Series 23	5,556	9,552
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	22,545	24,717
Series 27	14,968	38,358
Series 28	8,844	18,147
Series 29	20,546	20,546
Series 30	16,654	17,421
Series 31	21,699	37,521
Series 32	26,370	43,080
Series 33	16,398	16,398
Series 34	12,366	23,317
Series 35	17,481	29,893
Series 36	7,626	23,702
Series 37	12,501	39,330
Series 38	18,234	36,936
Series 39	1,709	21,217
Series 40	29,766	38,716
Series 41	53,439	56,148
Series 42	42,870	42,870
Series 43	57,693	57,693
Series 44	57,826	63,657
Series 45	70,359	70,800
Series 46	52,299	62,382
	$621,828	$829,181

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2017 and 2016 are as follows:
	2017	2016
Series 23	$ 3,550	$ -
Series 24	12,588	12,588
Series 25	5,934	5,934
Series 26	22,545	24,717
Series 27	14,968	38,358
Series 28	8,844	18,147
Series 29	-	153,500
Series 31	21,699	37,521
Series 32	48,900	98,790
Series 34	242,500	291,000
Series 35	409,000	928,250
Series 36	622,500	571,611
Series 37	47,411	-
Series 38	7,100	32,421
Series 39	122,100	-
Series 40	49,000	287,722
Series 41	70,500	100,000
Series 42	42,870	1,636,735
Series 43	-	1,049,762
	$1,752,009	$5,287,056

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2017 and 2016, the Fund has limited partnership interests in 205 and 246 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2017 and 2016 are as follows:
	2017	2016
Series 20	3	4
Series 21	2	2
Series 22	3	3
Series 23	3	5
Series 24	6	6
Series 25	4	4
Series 26	13	14
Series 27	4	6
Series 28	5	5
Series 29	8	8
Series 30	6	8
Series 31	10	17
Series 32	7	10
Series 33	5	5
Series 34	4	6
Series 35	3	5
Series 36	3	3
Series 37	2	5
Series 38	4	8
Series 39	1	6
Series 40	10	13
Series 41	17	18
Series 42	15	15
Series 43	19	19
Series 44	7	8
Series 45	27	28
Series 46	14	15
	205	246

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2017 and 2016, are as follows:
	2017	2016
Series 29	$ 8,235	$ 8,235
Series 30	65,176	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$538,150	$578,113

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2017 the Fund disposed of four Operating Partnerships. A summary of the dispositions by Series for June 30, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 23	-	1	$959,665	$959,665
Series 27	-	1	3,291,567	3,291,567
Series 30	1	1	148,430	263,893
Series 32	-	-	14,506	14,506
Total	1	3	$4,414,168	$4,529,631

* Fund proceeds from disposition does not include $75,500 recorded as a receivable, as well as $39,963 which was due to a writeoff of capital contribution payable as of June 30, 2017, for Series 30.

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
June 30, 2017
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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2017.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2017	2016

Revenues
Rental	$ 14,029,090	$ 18,509,973
Interest and other	446,491	599,115
	14,475,581	19,109,088

Expenses
Interest	2,382,891	3,086,598
Depreciation and amortization	3,780,719	4,966,028
Operating expenses	10,381,532	13,311,714
	16,545,142	21,364,340

NET LOSS	$ (2,069,561)	$ (2,255,252)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,048,864)	$ (2,232,699)

Net loss allocated to other Partners	$ (20,697)	$ (22,553)

* Amounts include $(2,048,864) and $(2,232,699) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2017	2016
Revenues
Rental	$ 133,471	$ 201,185
Interest and other	8,457	10,498
	141,928	211,683

Expenses
Interest	12,868	22,806
Depreciation and amortization	36,093	51,151
Operating expenses	117,558	141,812
	166,519	215,769

NET LOSS	$ (24,591)	$ (4,086)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (24,345)	$ (4,045)

Net loss allocated to other Partners	$ (246)	$ (41)

* Amounts include $(24,345) and $(4,045) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2017	2016
Revenues
Rental	$ 123,389	$ 129,146
Interest and other	860	725
	124,249	129,871

Expenses
Interest	9,916	15,458
Depreciation and amortization	20,720	20,760
Operating expenses	98,300	93,936
	128,936	130,154

NET LOSS	$ (4,687)	$ (283)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,640)	$ (280)

Net loss allocated to other Partners	$ (47)	$ (3)

* Amounts include $(4,640) and $(280) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2017	2016
Revenues
Rental	$ 127,528	$ 126,604
Interest and other	4,554	4,482
	132,082	131,086

Expenses
Interest	11,342	14,772
Depreciation and amortization	27,089	26,718
Operating expenses	136,469	109,352
	174,900	150,842

NET LOSS	$ (42,818)	$ (19,756)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (42,390)	$ (19,558)

Net loss allocated to other Partners	$ (428)	$ (198)

* Amounts include $(42,390) and $(19,558) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2017	2016
Revenues
Rental	$ 105,624	$ 418,453
Interest and other	5,298	15,301
	110,922	433,754

Expenses
Interest	6,020	27,296
Depreciation and amortization	22,449	78,456
Operating expenses	87,804	356,530
	116,273	462,282

NET LOSS	$ (5,351)	$ (28,528)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (5,297)	$ (28,242)

Net loss allocated to other Partners	$ (54)	$ (286)

* Amounts include $(5,297) and $(28,242) for 2017 and 2016, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2017	2016
Revenues
Rental	$ 256,294	$ 260,224
Interest and other	5,121	5,022
	261,415	265,246

Expenses
Interest	22,563	23,138
Depreciation and amortization	70,348	67,545
Operating expenses	206,766	213,912
	299,677	304,595

NET LOSS	$ (38,262)	$ (39,349)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (37,879)	$ (38,956)

Net loss allocated to other Partners	$ (383)	$ (393)

* Amounts include $(37,879) and $(38,956) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2017	2016
Revenues
Rental	$ 214,392	$ 209,643
Interest and other	5,238	4,694
	219,630	214,337

Expenses
Interest	20,184	34,116
Depreciation and amortization	44,177	35,886
Operating expenses	164,759	162,479
	229,120	232,481

NET LOSS	$ (9,490)	$ (18,144)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (9,395)	$ (17,963)

Net loss allocated to other Partners	$ (95)	$ (181)

* Amounts include $(9,395) and $(17,963) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2017	2016
Revenues
Rental	$ 543,233	$ 586,364
Interest and other	14,389	11,708
	557,622	598,072

Expenses
Interest	76,663	91,631
Depreciation and amortization	143,109	144,008
Operating expenses	462,402	558,083
	682,174	793,722

NET LOSS	$ (124,552)	$ (195,650)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (123,306)	$ (193,693)

Net loss allocated to other Partners	$ (1,246)	$ (1,957)

* Amounts include $(123,306) and $(193,693) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2017	2016
Revenues
Rental	$ 201,149	$ 711,261
Interest and other	2,811	3,550
	203,960	714,811

Expenses
Interest	11,753	116,238
Depreciation and amortization	60,321	163,727
Operating expenses	164,799	492,795
	236,873	772,760

NET LOSS	$ (32,913)	$ (57,949)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (32,584)	$ (57,369)

Net loss allocated to other Partners	$ (329)	$ (580)

* Amounts include $(32,584) and $(57,369) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2017	2016
Revenues
Rental	$ 250,570	$ 263,917
Interest and other	6,318	3,748
	256,888	267,665

Expenses
Interest	40,758	30,526
Depreciation and amortization	56,444	57,693
Operating expenses	195,958	210,878
	293,160	299,097

NET LOSS	$ (36,272)	$ (31,432)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (35,909)	$ (31,118)

Net loss allocated to other Partners	$ (363)	$ (314)

* Amounts include $(35,909) and $(31,118) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2017	2016
Revenues
Rental	$ 437,102	$ 502,120
Interest and other	42,050	18,745
	479,152	520,865

Expenses
Interest	98,351	91,472
Depreciation and amortization	123,879	122,083
Operating expenses	388,803	388,451
	611,033	602,006

NET LOSS	$ (131,881)	$ (81,141)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (130,562)	$ (80,330)

Net loss allocated to other Partners	$ (1,319)	$ (811)

* Amounts include $(130,562) and $(80,330) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2017	2016
Revenues
Rental	$ 257,521	$ 378,193
Interest and other	6,320	10,062
	263,841	388,255

Expenses
Interest	23,407	50,242
Depreciation and amortization	72,625	101,332
Operating expenses	202,203	293,819
	298,235	445,393

NET LOSS	$ (34,394)	$ (57,138)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (34,050)	$ (56,567)

Net loss allocated to other Partners	$ (344)	$ (571)

* Amounts include $(34,050) and $(56,567) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2017	2016
Revenues
Rental	$ 426,560	$ 976,281
Interest and other	12,249	140,449
	438,809	1,116,730

Expenses
Interest	42,067	110,227
Depreciation and amortization	143,308	297,978
Operating expenses	378,566	766,298
	563,941	1,174,503

NET LOSS	$ (125,132)	$ (57,773)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (123,881)	$ (57,195)

Net loss allocated to other Partners	$ (1,251)	$ (578)

* Amounts include $(123,881) and $(57,195) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2017	2016
Revenues
Rental	$ 568,464	$ 878,707
Interest and other	17,896	32,582
	586,360	911,289

Expenses
Interest	89,004	124,969
Depreciation and amortization	167,867	269,883
Operating expenses	440,872	769,520
	697,743	1,164,372

NET LOSS	$ (111,383)	$ (253,083)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (110,269)	$ (250,552)

Net loss allocated to other Partners	$ (1,114)	$ (2,531)

* Amounts include $(110,269) and $(250,552) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2017	2016
Revenues
Rental	$ 352,356	$ 344,977
Interest and other	12,747	9,095
	365,103	354,072

Expenses
Interest	59,782	52,140
Depreciation and amortization	89,646	100,376
Operating expenses	269,458	259,971
	418,886	412,487

NET LOSS	$ (53,783)	$ (58,415)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (53,245)	$ (57,831)

Net loss allocated to other Partners	$ (538)	$ (584)

* Amounts include $(53,245) and $(57,831) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2017	2016
Revenues
Rental	$ 242,936	$ 399,297
Interest and other	8,753	12,376
	251,689	411,673

Expenses
Interest	26,066	61,004
Depreciation and amortization	68,907	107,674
Operating expenses	188,617	301,745
	283,590	470,423

NET LOSS	$ (31,901)	$ (58,750)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (31,582)	$ (58,162)

Net loss allocated to other Partners	$ (319)	$ (588)

* Amounts include $(31,582) and $(58,162) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2017	2016
Revenues
Rental	$ 313,246	$ 601,315
Interest and other	9,606	14,369
	322,852	615,684

Expenses
Interest	51,614	109,503
Depreciation and amortization	92,481	206,136
Operating expenses	185,357	367,285
	329,452	682,924

NET LOSS	$ (6,600)	$ (67,240)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (6,534)	$ (66,568)

Net loss allocated to other Partners	$ (66)	$ (672)

* Amounts include $(6,534) and $(66,568) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2017	2016
Revenues
Rental	$ 161,046	$ 161,678
Interest and other	4,589	3,182
	165,635	164,860

Expenses
Interest	32,208	27,174
Depreciation and amortization	42,278	48,891
Operating expenses	124,116	120,630
	198,602	196,695

NET LOSS	$ (32,967)	$ (31,835)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (32,637)	$ (31,517)

Net loss allocated to other Partners	$ (330)	$ (318)

* Amounts include $(32,637) and $(31,517) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2017	2016
Revenues
Rental	$ 203,958	$ 939,788
Interest and other	20,176	23,505
	224,134	963,293

Expenses
Interest	32,077	168,919
Depreciation and amortization	69,701	245,958
Operating expenses	158,294	648,742
	260,072	1,063,619

NET LOSS	$ (35,938)	$ (100,326)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (35,579)	$ (99,323)

Net loss allocated to other Partners	$ (359)	$ (1,003)

* Amounts include $(35,579) and $(99,323) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2017	2016
Revenues
Rental	$ 443,713	$ 902,172
Interest and other	5,418	18,406
	449,131	920,578

Expenses
Interest	61,781	153,120
Depreciation and amortization	93,157	213,938
Operating expenses	320,254	569,860
	475,192	936,918

NET LOSS	$ (26,061)	$ (16,340)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (25,800)	$ (16,177)

Net loss allocated to other Partners	$ (261)	$ (163)

* Amounts include $(25,800) and $(16,177) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2017	2016
Revenues
Rental	$ 42,108	$ 453,274
Interest and other	-	13,646
	42,108	466,920

Expenses
Interest	1,559	82,679
Depreciation and amortization	7,273	101,015
Operating expenses	36,625	340,499
	45,457	524,193

NET LOSS	$ (3,349)	$ (57,273)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (3,316)	$ (56,700)

Net loss allocated to other Partners	$ (33)	$ (573)

* Amounts include $(3,316) and $(56,700) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2017	2016
Revenues
Rental	$ 622,783	$ 730,485
Interest and other	14,318	15,015
	637,101	745,500

Expenses
Interest	135,162	132,739
Depreciation and amortization	177,693	233,335
Operating expenses	490,299	521,117
	803,154	887,191

NET LOSS	$ (166,053)	$ (141,691)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (164,392)	$ (140,274)

Net loss allocated to other Partners	$ (1,661)	$ (1,417)

* Amounts include $(164,392) and $(140,274) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2017	2016
Revenues
Rental	$ 1,349,185	$ 1,347,760
Interest and other	28,304	40,724
	1,377,489	1,388,484

Expenses
Interest	284,800	258,443
Depreciation and amortization	319,024	339,429
Operating expenses	931,604	903,535
	1,535,428	1,501,407

NET LOSS	$ (157,939)	$ (112,923)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (156,360)	$ (111,794)

Net loss allocated to other Partners	$ (1,579)	$ (1,129)

* Amounts include $(156,360) and $(111,794) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2017	2016
Revenues
Rental	$ 911,872	$ 902,739
Interest and other	38,065	46,682
	949,937	949,421

Expenses
Interest	197,800	186,584
Depreciation and amortization	280,472	273,144
Operating expenses	680,302	639,652
	1,158,574	1,099,380

NET LOSS	$ (208,637)	$ (149,959)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (206,551)	$ (148,459)

Net loss allocated to other Partners	$ (2,086)	$ (1,500)

* Amounts include $(206,551) and $(148,459) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2017	2016
Revenues
Rental	$ 1,309,676	$ 1,304,500
Interest and other	65,602	54,715
	1,375,278	1,359,215

Expenses
Interest	205,990	179,952
Depreciation and amortization	431,594	439,711
Operating expenses	1,010,064	968,611
	1,647,648	1,588,274

NET LOSS	$ (272,370)	$ (229,059)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (269,646)	$ (226,768)

Net loss allocated to other Partners	$ (2,724)	$ (2,291)

* Amounts include $(269,646) and $(226,768) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2017	2016
Revenues
Rental	$ 1,465,870	$ 1,564,348
Interest and other	45,471	35,681
	1,511,341	1,600,029

Expenses
Interest	350,607	366,966
Depreciation and amortization	341,954	375,606
Operating expenses	878,513	884,555
	1,571,074	1,627,127

NET LOSS	$ (59,733)	$ (27,098)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (59,136)	$ (26,827)

Net loss allocated to other Partners	$ (597)	$ (271)

* Amounts include $(59,136) and $(26,827) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2017	2016
Revenues
Rental	$ 1,810,088	$ 1,777,506
Interest and other	36,785	30,356
	1,846,873	1,807,862

Expenses
Interest	242,578	258,058
Depreciation and amortization	492,220	501,193
Operating expenses	1,310,510	1,281,022
	2,045,308	2,040,273

NET LOSS	$ (198,435)	$ (232,411)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (196,451)	$ (230,087)

Net loss allocated to other Partners	$ (1,984)	$ (2,324)

* Amounts include $(196,451) and $(230,087) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2017	2016
Revenues
Rental	$ 1,154,956	$ 1,438,036
Interest and other	25,096	19,797
	1,180,052	1,457,833

Expenses
Interest	235,971	296,426
Depreciation and amortization	285,890	342,402
Operating expenses	752,260	946,625
	1,274,121	1,585,453

NET LOSS	$ (94,069)	$ (127,620)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (93,128)	$ (126,344)

Net loss allocated to other Partners	$ (941)	$ (1,276)

* Amounts include $(93,128) and $(126,344) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2017

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss for calendar year ended December 31, 2017 is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2013 remain open.

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

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2017 were $621,828 and total fund management fees accrued as of June 30, 2017 were $38,026,478. During the three months ended June 30, 2017, $1,752,009 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2017, an affiliate of the general partner of the Fund advanced a total of $209,198 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2017, $3,145 was advanced to Series 44 from an affiliate of the general partner, as well as $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2017.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 21 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2017, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2017, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2017, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 19 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2017, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended June 30, 2017, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2017, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 32 of the Operating Partnerships and 13 remain.

Prior to the quarter ended June 30, 2017, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 12 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2017, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2017, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended June 30, 2017, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of June 30, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 14 of the Operating Partnerships and 6 remain.

During the quarter ended June 30, 2017, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $65,176 as of June 30, 2017. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2017, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2017. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 10 of the Operating Partnerships and 7 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2017, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of June 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2017, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of June 30, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended June 30, 2017, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2017, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2017, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 5 of the Operating Partnerships and 2 remain.

During the quarter ended June 30, 2017, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of June 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in 6 of the Operating Partnerships and 4 remain. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2017, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in 8 of the Operating Partnerships and 1 remains. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2017, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 6 of the Operating Partnerships and 10 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2017, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 6 of the Operating Partnerships and 17 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2017, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of June 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended June 30, 2017, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of June 30, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended June 30, 2017, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of June 30, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended June 30, 2017, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2017, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2017, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2017 and 2016, the Fund held limited partnership interests in 205 and 246 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2017, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,535	$ 1,817	$ 3,718
Series 21	2,719	463	2,256
Series 22	7,303	500	6,803
Series 23	5,556	1,750	3,806
Series 24	12,588	1,167	11,421
Series 25	5,934	-	5,934
Series 26	22,545	1,000	21,545
Series 27	14,968	-	14,968
Series 28	8,844	2,000	6,844
Series 29	20,546	-	20,546
Series 30	16,654	48,554	(31,900)
Series 31	21,699	1,500	20,199
Series 32	26,370	6,500	19,870
Series 33	16,398	6,500	9,898
Series 34	12,366	-	12,366
Series 35	17,481	-	17,481
Series 36	7,626	1,910	5,716
Series 37	12,501	8,018	4,483
Series 38	18,234	-	18,234
Series 39	1,709	-	1,709
Series 40	29,766	-	29,766
Series 41	53,439	449	52,990
Series 42	42,870	1,035	41,835
Series 43	57,693	12,743	44,950
Series 44	57,826	1,000	56,826
Series 45	70,359	4,548	65,811
Series 46	52,299	-	52,299
	$621,828	$101,454	$520,374

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 20 reflects a net loss from Operating Partnerships of $(24,591) and $(4,086), respectively, which includes depreciation and amortization of $36,093 and $51,151, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 21 reflects a net loss from Operating Partnerships of $(4,687) and $(283), respectively, which includes depreciation and amortization of $20,720 and $20,760, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 22

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 22 reflects a net loss from Operating Partnerships of $(42,818) and $(19,756), respectively, which includes depreciation and amortization of $27,089 and $26,718, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 23

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 23 reflects a net loss from Operating Partnerships of $(5,351) and $(28,528), respectively, which includes depreciation and amortization of $22,449 and $78,456, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2017, the operating general partner of Sacramento SRO Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 21, 2017. The sales price of the property was $3,800,000, which included the outstanding mortgage balance of approximately $2,701,113 and cash proceeds to the investment partnership of $964,665. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $959,665 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $959,665 as of June 30, 2017.

Series 24

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 24 reflects a net loss from Operating Partnerships of $(38,262) and $(39,349), respectively, which includes depreciation and amortization of $70,348 and $67,545, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 25

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 25 reflects a net loss from Operating Partnerships of $(9,490) and $(18,144), respectively, which includes depreciation and amortization of $44,177 and $35,886, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 26

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 26 reflects a net loss from Operating Partnerships of $(124,552) and $(195,650), respectively, which includes depreciation and amortization of $143,109 and $144,008, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Beckwood Manor One Limited Partnership

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Series 27

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 27 reflects a net loss from Operating Partnerships of $(32,913) and $(57,949), respectively, which includes depreciation and amortization of $60,321 and $163,727, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2016, the operating general partner of Wayne Housing Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 27, 2017. The sales price of the property was $12,800,000, which included the outstanding mortgage balance of approximately $5,844,046 and cash proceeds to the investment partnership of $3,291,567 which were returned to cash reserves held by Series 27. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $3,291,567 as of June 30, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Angelou Court

Series 28

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 28 reflects a net loss from Operating Partnerships of $(36,272) and $(31,432), respectively, which includes depreciation and amortization of $56,444 and $57,693, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 29 reflects a net loss from Operating Partnerships of $(131,881) and $(81,141), respectively, which includes depreciation and amortization of $123,879 and $122,083, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Harbor Pointe/MHT LDHA

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 30 reflects a net loss from Operating Partnerships of $(34,394) and $(57,138), respectively, which includes depreciation and amortization of $72,625 and $101,332, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In February 2017, the operating general partner of Linden Partners II, LLC entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2017. The sales price of the property was $1,125,000, which included the outstanding mortgage balance of approximately $681,507 and cash proceeds to the investment partnership of $192,168. Of the total proceeds received by the investment partnership, $40,738 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $148,430 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $148,430 as of June 30, 2017.

In June 2017, the investment general partner transferred its interest in C.V.V.A. Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $1,432,770 and cash proceeds to the investment partnership of $78,000. Of the total proceeds received, $2,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $75,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds were not received as of June 30, 2017, so a receivable in the amount of $75,500 was recorded. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $75,500 as of June 30, 2017. In addition, equity outstanding for the Operating Partnership in the amount of $39,963 for Series 30 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pyramid One, LP

Bellwood Four Limited Partnership

JMC Limited Liability Company

Series 31

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 31 reflects a net loss from Operating Partnerships of $(125,132) and $(57,773), respectively, which includes depreciation and amortization of $143,308 and $297,978, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2016, the investment general partner transferred its interest in Silver Creek Apartments/MHT, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,332,447 and cash proceeds to the investment partnership of $627,947. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $622,947 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. The transfer proceeds were received in the first quarter of 2017; so a receivable in the amount of $622,947 was recorded as of December 31, 2016. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $622,947 as of December 31, 2016. In March 2017, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $85,464, which were returned to the cash reserves held by the Series.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

Series 32

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2017, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2017 and 2016, Series 32 reflects a net loss from Operating Partnerships of $(111,383) and $(253,083), respectively, which includes depreciation and amortization of $167,867 and $269,883, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In November 2016, the operating general partner of Cogic Village LDHA Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on February 8, 2017. The sales price of the property was $3,275,000, which included the outstanding mortgage balance of approximately $1,991,521, and cash proceeds to the investment partnership of $522,652. Of the total proceeds received by the investment partnership, $2,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $520,652 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $520,652 as of March 31, 2017. In June 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $14,506 which was returned to the cash reserves.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

Series 33

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 33 reflects a net loss from Operating Partnerships of $(53,783) and $(58,415), respectively, which includes depreciation and amortization of $89,646 and $100,376, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Harbor Pointe/MHT LDHA

Series 34

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 34 reflects a net loss from Operating Partnerships of $(31,901) and $(58,750), respectively, which includes depreciation and amortization of $68,907 and $107,674, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 35 reflects a net loss from Operating Partnerships of $(6,600) and $(67,240), respectively, which includes depreciation and amortization of $92,481 and $206,136, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series. In January 2017, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $12,121 and $12,121 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

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

Series 36

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 36 reflects a net loss from Operating Partnerships of $(32,967) and $(31,835), respectively, which includes depreciation and amortization of $42,278 and $48,891, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In March 2016, the operating general partner of Wedgewood Park Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 14, 2016. The sales price of the property was $13,900,000, which included the outstanding mortgage balance of approximately $4,364,386 and cash proceeds to the investment partnerships of $2,333,553 and $2,333,553 for Series 35 and Series 36, respectively. Of the total proceeds received by the investment partnerships, $37,500 and $37,500 for Series 35 and Series 36, respectively, represents reporting fees due to an affiliate of the investment partnerships and the balance represents proceeds from the sale. Of the remaining proceeds, $1,250 and $1,250 for Series 35 and Series 36, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $2,294,803 and $2,294,803 for Series 35 and Series 36, respectively, as of June 30, 2016. In September 2016, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $85,949 and $85,949 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series. In January 2017, the investment partnership received additional proceeds for its share of the Operating Partnership's cash in the amount of $12,121 and $12,121 for Series 35 and Series 36, respectively, which were returned to the cash reserves held by the Series.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 37 reflects a net loss from Operating Partnerships of $(35,938) and $(100,326), respectively, which includes depreciation and amortization of $69,701 and $245,958, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

Series 38

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2017, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 38 reflects a net loss from Operating Partnerships of $(26,061) and $(16,340), respectively, which includes depreciation and amortization of $93,157 and $213,938, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $371,278 and $371,278 for Series 38 and Series 39, respectively, as of March 31, 2017.

Series 39

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2017, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 39 reflects net loss from Operating Partnerships of $(3,349) and $(57,273), respectively, which includes depreciation and amortization of $7,273 and $101,015, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In October 2016, the operating general partner of Arbors at Eagle Crest LDHA LP entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on January 26, 2017. The sales price of the property was $3,700,000, which included the outstanding mortgage balance of approximately $2,078,128 and cash proceeds to the investment partnerships of $377,821 and $377,821 for Series 38 and Series 39, respectively. Of the total proceeds received by the investment partnerships, $6,543 and $6,543 for Series 38 and Series 39, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $371,278 and $371,278 for Series 38 and Series 39, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $371,278 and $371,278 for Series 38 and Series 39, respectively, as of March 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Timber Trails I Partnership, A L.P.

Series 40

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 10 properties at June 30, 2017, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 40 reflects a net loss from Operating Partnerships of $(166,053) and $(141,691), respectively, which includes depreciation and amortization of $177,693 and $233,335, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Center Place Apartments II Limited Partnership

Oakland Partnership

Western Gardens Partnership

Series 41

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 41 reflects a net loss from Operating Partnerships of $(157,939) and $(112,923), respectively, which includes depreciation and amortization of $319,024 and $339,429, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2017.

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

Bienville Partnership, A L.P.

San Diego/Fox Hollow, LP

Red Hill Apartments I Partnership, A L.P.

Series 42

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 42 reflects a net loss from Operating Partnerships of $(208,637) and $(149,959), respectively, which includes depreciation and amortization of $280,472 and $273,144, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2017.

New Chester Townhouses II, A Limited Partnership (Chester Townhouses) is a 52-unit family property in Chester, SC. As of the second quarter of 2017 operations are above breakeven due to higher revenue and lower operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses II, A Limited Partnership expires on December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Wingfield Apartments Partnership II, LP

Natchez Place Apartments II L.P.

Series 43

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 43 reflects a net loss from Operating Partnerships of $(272,370) and $(229,059), respectively, which includes depreciation and amortization of $431,594 and $439,711, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

New Chester Townhouses II, A Limited Partnership (Chester Townhouses) is a 52-unit family property in Chester, SC. As of the second quarter of 2017 operations are above breakeven due to higher revenue and lower operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period with respect to New Chester Townhouses II, A Limited Partnership expires on December 31, 2021.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/ Fox Hollow LP.

Series 44

As of June 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 7 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 44 reflects a net loss from Operating Partnerships of $(59,733) and $(27,098), respectively, which includes depreciation and amortization of $341,954 and $375,606, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 45 reflects a net loss from Operating Partnerships of $(198,435) and $(232,411), respectively, which includes depreciation and amortization of $492,220 and $501,193 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. However, the workout agreement ended May 1, 2016. Operations have been below breakeven throughout 2016, but the property has been generating cash flow of $12,030. A large part of this turnaround is due to the decrease in legal expenses, since the Operating Partnership was successful in being awarded "no findings" from the Fair Housing hearing in December 2016. Despite this reduction in legal expenses and the decrease in maintenance expenses, bad debt expenses, tenant receivables, high payables, and rising gas and water & sewer expenses are consistent issues for the property that need to be monitored. As of June 30, 2017, the property is 95% occupied. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. A drop in occupancy at the beginning of 2017 due to job loss and relocation caused below breakeven operations to continue through the first and second quarters. However, occupancy improved to 98% in June 2017 and is averaging 93% for the year. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Borger Fountainhead L.P. (La Mirage Apartments) is a 48-unit family property in Borger, Texas. The property operated below breakeven in 2016 due to high maintenance and administrative expenses and low occupancy. Occupancy has improved to 93% in 2017 and maintenance and administrative expenses have both decreased. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2018.

Series 46

As of June 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2017, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2017 and 2016, Series 46 reflects a net loss from Operating Partnerships of $(94,069) and $(127,620), respectively, which includes depreciation and amortization of $285,890 and $342,402, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated below breakeven in 2016 and through the second quarter of 2017. High operating expenses continue to be an issue at the property. The investment general partner continues to work with the operating general partner and the management company to ensure stabilized property operations. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. A drop in occupancy at the beginning of 2017 due to job loss and relocation caused below breakeven operations to continue through the first and second quarters. However, occupancy improved to 98% in June 2017 and is averaging 93% for the year. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations were below breakeven in 2016, largely due to management's inability to increase rents and retain current tenants, while incurring additional operating expenses. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and overall operations. The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated slightly above breakeven in 2016 but is operating below breakeven through the second quarter of 2017, mainly due to low occupancy. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2017.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 11, 2017		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 11, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 11, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.