Form 10-Q
period 2017-09-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2017-11-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2017
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-97
Condensed Statements of Cash Flows	98-125
Notes to Condensed Financial Statements	126-162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	163-206

Item 3. Quantitative and Qualitative Disclosures About Market Risk	207

Item 4. Controls and Procedures	207

PART II OTHER INFORMATION

Item 1. Legal Proceedings	208

Item 1A. Risk Factors	208

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	208

Item 3. Defaults Upon Senior Securities	208

Item 4. Mine Safety Disclosures	208

Item 5. Other Information	208

Item 6. Exhibits	208

Signatures	209

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	31,157,631	27,209,997
Notes receivable	22,790	22,790
Other assets	176,073	164,773

	$31,356,494	$27,397,560

LIABILITIES

Accounts payable and accrued expenses	$680,585	$697,432
Accounts payable affiliates (Note C)	35,052,389	39,637,826
Capital contributions payable	538,150	578,113

	36,271,124	40,913,371

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,310,666 outstanding as of September 30, 2017 and March 31, 2017.	2,177,044	(6,338,126)
General Partner	(7,091,674)	(7,177,685)

	(4,914,630)	(13,515,811)

	$31,356,494	$27,397,560

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	249,570	271,060
Notes receivable	-	-
Other assets	-	-

	$249,570	$271,060

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,477,973	1,466,902
Capital contributions payable	-	-

	1,477,973	1,466,902

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,833,200 outstanding as of September 30, 2017 and March 31, 2017.	(907,866)	(875,631)
General Partner	(320,537)	(320,211)

	(1,228,403)	(1,195,842)

	$249,570	$271,060

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	224,959	241,102
Notes receivable	-	-
Other assets	-	-

	$224,959	$241,102

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,326,675	1,321,237
Capital contributions payable	-	-

	1,326,675	1,321,237

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of September 30, 2017 and March 31, 2017.	(928,748)	(907,383)
General Partner	(172,968)	(172,752)

	(1,101,716)	(1,080,135)

	$224,959	$241,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	231,606	252,064
Notes receivable	-	-
Other assets	-	-

	$231,606	$252,064

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,863,503	2,848,897
Capital contributions payable	-	-

	2,863,503	2,848,897

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,557,045 outstanding as of September 30, 2017 and March 31, 2017.	(2,386,494)	(2,351,781)
General Partner	(245,403)	(245,052)

	(2,631,897)	(2,596,833)

	$231,606	$252,064

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,117,517	659,167
Notes receivable	-	-
Other assets	-	-

	$1,117,517	$659,167

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	1,612,236	2,089,674
Capital contributions payable	-	-

	1,617,236	2,089,674

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,314,827 outstanding as of September 30, 2017 and March 31, 2017.	(209,875)	(1,131,355)
General Partner	(289,844)	(299,152)

	(499,719)	(1,430,507)

	$1,117,517	$659,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	382,400	427,181
Notes receivable	-	-
Other assets	-	-

	$382,400	$427,181

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,154,253 outstanding as of September 30, 2017 and March 31, 2017.	557,828	602,161
General Partner	(175,428)	(174,980)

	382,400	427,181

	$382,400	$427,181

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	427,166	344,461
Notes receivable	-	-
Other assets	1,250	1,250

	$428,416	$345,711

LIABILITIES

Accounts payable and accrued expenses	$6,912	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	6,912	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of September 30, 2017 and March 31, 2017.	640,905	565,870
General Partner	(219,401)	(220,159)

	421,504	345,711

	$428,416	$345,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	692,325	677,679
Notes receivable	-	-
Other assets	-	-

	$692,325	$677,679

LIABILITIES

Accounts payable and accrued expenses	$6,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	6,000	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,977,000 outstanding as of September 30, 2017 and March 31, 2017.	997,805	989,245
General Partner	(311,480)	(311,566)

	686,325	677,679

	$692,325	$677,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,780,449	3,606,473
Notes receivable	-	-
Other assets	-	-

	$6,780,449	$3,606,473

LIABILITIES

Accounts payable and accrued expenses	$-	$31,673
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	31,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,446,400 outstanding as of September 30, 2017 and March 31, 2017.	6,919,092	3,745,499
General Partner	(138,643)	(170,699)

	6,780,449	3,574,800

	$6,780,449	$3,606,473

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	771,724	812,483
Notes receivable	-	-
Other assets	-	-

	$771,724	$812,483

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,990,738 outstanding as of September 30, 2017 and March 31, 2017.	1,045,844	1,086,195
General Partner	(274,120)	(273,712)

	771,724	812,483

	$771,724	$812,483

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	322,400	345,648
Notes receivable	-	-
Other assets	-	-

	$322,400	$345,648

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,520,285	3,479,192
Capital contributions payable	8,235	8,235

	3,528,520	3,487,427

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,965,300 outstanding as of September 30, 2017 and March 31, 2017.	(2,835,412)	(2,771,714)
General Partner	(370,708)	(370,065)

	(3,206,120)	(3,141,779)

	$322,400	$345,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	527,892	270,126
Notes receivable	-	-
Other assets	-	-

	$527,892	$270,126

LIABILITIES

Accounts payable and accrued expenses	$5,500	$-
Accounts payable affiliates (Note C)	1,671,239	1,641,976
Capital contributions payable	65,176	105,139

	1,741,915	1,747,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,631,000 outstanding as of September 30, 2017 and March 31, 2017.	(974,827)	(1,235,163)
General Partner	(239,196)	(241,826)

	(1,214,023)	(1,476,989)

	$527,892	$270,126

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,021,298	2,047,648
Notes receivable	-	-
Other assets	25,000	25,000

	$2,046,298	$2,072,648

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	69,294	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,395,557 outstanding as of September 30, 2017 and March 31, 2017.	2,336,492	2,365,549
General Partner	(359,488)	(359,195)

	1,977,004	2,006,354

	$2,046,298	$2,072,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,782,907	837,185
Notes receivable	-	-
Other assets	-	-

	$1,782,907	$837,185

LIABILITIES

Accounts payable and accrued expenses	$5,000	$2,000
Accounts payable affiliates (Note C)	2,241,214	2,772,531
Capital contributions payable	1,229	1,229

	2,247,443	2,775,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,198 outstanding as of September 30, 2017 and March 31, 2017.	(53,527)	(1,512,826)
General Partner	(411,009)	(425,749)

	(464,536)	(1,938,575)

	$1,782,907	$837,185

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	322,997	337,765
Notes receivable	-	-
Other assets	-	-

	$322,997	$337,765

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,223,623	1,190,828
Capital contributions payable	69,154	69,154

	1,292,777	1,259,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of September 30, 2017 and March 31, 2017.	(734,302)	(687,215)
General Partner	(235,478)	(235,002)

	(969,780)	(922,217)

	$322,997	$337,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	587,267	849,078
Notes receivable	-	-
Other assets	-	-

	$587,267	$849,078

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,003,829	3,221,597
Capital contributions payable	-	-

	3,003,829	3,221,597

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,517,419 outstanding as of September 30, 2017 and March 31, 2017.	(2,092,007)	(2,048,404)
General Partner	(324,555)	(324,115)

	(2,416,562)	(2,372,519)

	$587,267	$849,078

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,445,971	2,392,767
Notes receivable	-	-
Other assets	-	-

	$4,445,971	$2,392,767

LIABILITIES

Accounts payable and accrued expenses	$3,000	$-
Accounts payable affiliates (Note C)	-	551,982
Capital contributions payable	-	-

	3,000	551,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,288,363 outstanding as of September 30, 2017 and March 31, 2017.	4,680,566	2,104,402
General Partner	(237,595)	(263,617)

	4,442,971	1,840,785

	$4,445,971	$2,392,767

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,135,713	2,934,317
Notes receivable	-	-
Other assets	-	-

	$2,135,713	$2,934,317

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	-	767,505
Capital contributions payable	-	-

	131,000	898,505

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,095,704 outstanding as of September 30, 2017 and March 31, 2017.	2,163,329	2,194,117
General Partner	(158,616)	(158,305)

	2,004,713	2,035,812

	$2,135,713	$2,934,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,140,081	2,096,039
Notes receivable	-	-
Other assets	-	-

	$1,140,081	$2,096,039

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,109,078	2,043,715
Capital contributions payable	138,438	138,438

	1,247,516	2,182,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,495,600 outstanding as of September 30, 2017 and March 31, 2017.	109,204	130,312
General Partner	(216,639)	(216,426)

	(107,435)	(86,114)

	$1,140,081	$2,096,039

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,192,458	3,042,864
Notes receivable	-	-
Other assets	-	-

	$2,192,458	$3,042,864

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	720,560	1,515,985
Capital contributions payable	-	-

	720,560	1,522,528

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of September 30, 2017 and March 31, 2017.	1,675,463	1,723,417
General Partner	(203,565)	(203,081)

	1,471,898	1,520,336

	$2,192,458	$3,042,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	297,104	1,248,898
Notes receivable	-	-
Other assets	-	-

	$297,104	$1,248,898

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	237,492	1,154,240
Capital contributions payable	-	-

	237,492	1,160,783

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of September 30, 2017 and March 31, 2017.	255,459	283,677
General Partner	(195,847)	(195,562)

	59,612	88,115

	$297,104	$1,248,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	761,291	248,318
Notes receivable	-	-
Other assets	-	-

	$761,291	$248,318

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,693,533	2,684,058
Capital contributions payable	102	102

	2,693,635	2,684,160

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,622,756 outstanding as of September 30, 2017 and March 31, 2017.	(1,688,077)	(2,186,540)
General Partner	(244,267)	(249,302)

	(1,932,344)	(2,435,842)

	$761,291	$248,318

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	949,622	322,902
Notes receivable	-	-
Other assets	1,218	1,218

	$950,840	$324,120

LIABILITIES

Accounts payable and accrued expenses	$-	$4,500
Accounts payable affiliates (Note C)	3,321,341	3,286,255
Capital contributions payable	100	100

	3,321,441	3,290,855

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,884,126 outstanding as of September 30, 2017 and March 31, 2017.	(2,097,726)	(2,687,899)
General Partner	(272,875)	(278,836)

	(2,370,601)	(2,966,735)

	$950,840	$324,120

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	970,331	1,072,528
Notes receivable	22,790	22,790
Other assets	62,303	51,003

	$1,055,424	$1,146,321

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	73,433	73,433

	73,433	73,433

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of September 30, 2017 and March 31, 2017.	1,213,109	1,303,097
General Partner	(231,118)	(230,209)

	981,991	1,072,888

	$1,055,424	$1,146,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	379,962	351,638
Notes receivable	-	-
Other assets	82,514	82,514

	$462,476	$434,152

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	887,180	771,794
Capital contributions payable	99,265	99,265

	986,445	871,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,632,487 outstanding as of September 30, 2017 and March 31, 2017.	(197,208)	(111,017)
General Partner	(326,761)	(325,890)

	(523,969)	(436,907)

	$462,476	$434,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	53,200	66,324
Notes receivable	-	-
Other assets	-	-

	$53,200	$66,324

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,707,154	2,584,641
Capital contributions payable	-	-

	2,707,154	2,584,641

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,473 outstanding as of September 30, 2017 and March 31, 2017.	(2,389,967)	(2,255,686)
General Partner	(263,987)	(262,631)

	(2,653,954)	(2,518,317)

	$53,200	$66,324

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	739,188	803,153
Notes receivable	-	-
Other assets	-	-

	$739,188	$803,153

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,443,905	2,357,846
Capital contributions payable	16,724	16,724

	2,975,802	2,889,743

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,009,667 outstanding as of September 30, 2017 and March 31, 2017.	(1,860,586)	(1,712,062)
General Partner	(376,028)	(374,528)

	(2,236,614)	(2,086,590)

	$739,188	$803,153

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	September 30, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	650,233	651,129
Notes receivable	-	-
Other assets	3,788	3,788

	$654,021	$654,917

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,991,569	1,886,971
Capital contributions payable	-	-

	1,991,569	1,886,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of September 30, 2017 and March 31, 2017.	(1,061,430)	(956,991)
General Partner	(276,118)	(275,063)

	(1,337,548)	(1,232,054)

	$654,021	$654,917

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$22,898	$13,661
Other income	104,930	65,011

	127,828	78,672

Share of income from Operating Partnerships (Note D)	5,720,798	2,624,637

Expenses
Professional fees	426,290	394,385
Fund management fee, net (Note C)	553,340	675,651
General and administrative expenses	142,325	173,768

	1,121,955	1,243,804

NET INCOME (LOSS)	$4,726,671	$1,459,505

Net income (loss) allocated to assignees	$4,679,402	$1,444,911

Net income (loss) allocated to general partner	$47,269	$14,594

Net income (loss) per BAC	$.06	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 20

	2017	2016

Income
Interest income	$33	$117
Other income	-	-

	33	117

Share of income from Operating Partnerships (Note D)	-	138,000

Expenses
Professional fees	10,643	8,653
Fund management fee, net (Note C)	5,240	5,335
General and administrative expenses	5,809	7,503

	21,692	21,491

NET INCOME (LOSS)	$(21,659)	$116,626

Net income (loss) allocated to assignees	$(21,442)	$115,460

Net income (loss) allocated to general partner	$(217)	$1,166

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 21

	2017	2016

Income
Interest income	$27	$156
Other income	859	859

	886	1,015

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	8,330	9,737
Fund management fee, net (Note C)	1,131	1,130
General and administrative expenses	4,643	5,503

	14,104	16,370

NET INCOME (LOSS)	$(13,218)	$(15,355)

Net income (loss) allocated to assignees	$(13,086)	$(15,201)

Net income (loss) allocated to general partner	$(132)	$(154)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 22

	2017	2016

Income
Interest income	$80	$99
Other income	-	-

	80	99

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	9,180	11,304
Fund management fee, net (Note C)	7,303	7,302
General and administrative expenses	5,130	6,397

	21,613	25,003

NET INCOME (LOSS)	$(21,533)	$(24,904)

Net income (loss) allocated to assignees	$(21,318)	$(24,655)

Net income (loss) allocated to general partner	$(215)	$(249)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 23

	2017	2016

Income
Interest income	$1,358	$74
Other income	1,977	-

	3,335	74

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,166	12,999
Fund management fee, net (Note C)	5,556	6,270
General and administrative expenses	5,637	7,220

	23,359	26,489

NET INCOME (LOSS)	$(20,024)	$(26,415)

Net income (loss) allocated to assignees	$(19,824)	$(26,151)

Net income (loss) allocated to general partner	$(200)	$(264)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 24

	2017	2016

Income
Interest income	$79	$105
Other income	404	2,062

	483	2,167

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,353	9,631
Fund management fee, net (Note C)	11,410	11,150
General and administrative expenses	5,055	5,949

	26,818	26,730

NET INCOME (LOSS)	$(26,335)	$(24,563)

Net income (loss) allocated to assignees	$(26,072)	$(24,317)

Net income (loss) allocated to general partner	$(263)	$(246)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 25

	2017	2016

Income
Interest income	$71	$87
Other income	10,178	10,162

	10,249	10,249

Share of income from Operating Partnerships (Note D)	97,399	-

Expenses
Professional fees	9,698	8,628
Fund management fee, net (Note C)	3,748	224
General and administrative expenses	5,523	6,792

	18,969	15,644

NET INCOME (LOSS)	$88,679	$(5,395)

Net income (loss) allocated to assignees	$87,792	$(5,341)

Net income (loss) allocated to general partner	$887	$(54)

Net income (loss) per BAC	$.03	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 26

	2017	2016

Income
Interest income	$132	$229
Other income	106	796

	238	1,025

Share of income from Operating Partnerships (Note D)	80,000	18,500

Expenses
Professional fees	15,501	16,794
Fund management fee, net (Note C)	19,704	19,769
General and administrative expenses	6,160	8,011

	41,365	44,574

NET INCOME (LOSS)	$38,873	$(25,049)

Net income (loss) allocated to assignees	$38,484	$(24,799)

Net income (loss) allocated to general partner	$389	$(250)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 27

	2017	2016

Income
Interest income	$7,606	$2,704
Other income	10,103	6,000

	17,709	8,704

Share of income from Operating Partnerships (Note D)	-	21,000

Expenses
Professional fees	58,769	33,467
Fund management fee, net (Note C)	7,555	25,866
General and administrative expenses	5,070	6,039

	71,394	65,372

NET INCOME (LOSS)	$(53,685)	$(35,668)

Net income (loss) allocated to assignees	$(53,148)	$(35,311)

Net income (loss) allocated to general partner	$(537)	$(357)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 28

	2017	2016

Income
Interest income	$146	$305
Other income	-	-

	146	305

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,689	14,957
Fund management fee, net (Note C)	8,844	8,844
General and administrative expenses	5,815	7,349

	26,348	31,150

NET INCOME (LOSS)	$(26,202)	$(30,845)

Net income (loss) allocated to assignees	$(25,940)	$(30,537)

Net income (loss) allocated to general partner	$(262)	$(308)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 29

	2017	2016

Income
Interest income	$87	$179
Other income	-	-

	87	179

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,992	21,913
Fund management fee, net (Note C)	17,160	16,843
General and administrative expenses	5,797	7,645

	35,949	46,401

NET INCOME (LOSS)	$(35,862)	$(46,222)

Net income (loss) allocated to assignees	$(35,503)	$(45,760)

Net income (loss) allocated to general partner	$(359)	$(462)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 30

	2017	2016

Income
Interest income	$69	$145
Other income	-	-

	69	145

Share of income from Operating Partnerships (Note D)	2,091	-

Expenses
Professional fees	11,355	13,780
Fund management fee, net (Note C)	12,609	17,421
General and administrative expenses	4,886	5,840

	28,850	37,041

NET INCOME (LOSS)	$(26,690)	$(36,896)

Net income (loss) allocated to assignees	$(26,423)	$(36,527)

Net income (loss) allocated to general partner	$(267)	$(369)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 31

	2017	2016

Income
Interest income	$1,393	$679
Other income	640	114

	2,033	793

Share of income from Operating Partnerships (Note D)	45,000	-

Expenses
Professional fees	20,446	17,135
Fund management fee, net (Note C)	21,699	34,521
General and administrative expenses	5,823	7,601

	47,968	59,257

NET INCOME (LOSS)	$(935)	$(58,464)

Net income (loss) allocated to assignees	$(926)	$(57,879)

Net income (loss) allocated to general partner	$(9)	$(585)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 32

	2017	2016

Income
Interest income	$459	$393
Other income	-	-

	459	393

Share of income from Operating Partnerships (Note D)	1,533,999	-

Expenses
Professional fees	14,753	12,691
Fund management fee, net (Note C)	26,370	39,120
General and administrative expenses	5,839	7,768

	46,962	59,579

NET INCOME (LOSS)	$1,487,496	$(59,186)

Net income (loss) allocated to assignees	$1,472,621	$(58,594)

Net income (loss) allocated to general partner	$14,875	$(592)

Net income (loss) per BAC	$.31	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,

(Unaudited)

Series 33

	2017	2016

Income
Interest income	$88	$502
Other income	-	-

	88	502

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	9,843	10,260
Fund management fee, net (Note C)	16,397	15,228
General and administrative expenses	4,762	5,750

	31,002	31,238

NET INCOME (LOSS)	$(30,914)	$(30,736)

Net income (loss) allocated to assignees	$(30,605)	$(30,429)

Net income (loss) allocated to general partner	$(309)	$(307)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 34

	2017	2016

Income
Interest income	$465	$327
Other income	1,539	1,539

	2,004	1,866

Share of income from Operating Partnerships (Note D)	-	215,000

Expenses
Professional fees	12,958	12,364
Fund management fee, net (Note C)	8,166	5,152
General and administrative expenses	5,226	6,476

	26,350	23,992

NET INCOME (LOSS)	$(24,346)	$192,874

Net income (loss) allocated to assignees	$(24,103)	$190,945

Net income (loss) allocated to general partner	$(243)	$1,929

Net income (loss) per BAC	$(.01)	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 35

	2017	2016

Income
Interest income	$2,181	$2,593
Other income	2,818	-

	4,999	2,593

Share of income from Operating Partnerships (Note D)	2,653,528	85,949

Expenses
Professional fees	12,474	12,823
Fund management fee, net (Note C)	15,022	19,606
General and administrative expenses	5,339	6,579

	32,835	39,008

NET INCOME (LOSS)	$2,625,692	$49,534

Net income (loss) allocated to assignees	$2,599,435	$49,039

Net income (loss) allocated to general partner	$26,257	$495

Net income (loss) per BAC	$.79	$.01

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 36

	2017	2016

Income
Interest income	$1,896	$1,313
Other income	1,294	5,279

	3,190	6,592

Share of income from Operating Partnerships (Note D)	-	85,949

Expenses
Professional fees	13,115	12,146
Fund management fee, net (Note C)	7,626	7,626
General and administrative expenses	4,665	5,280

	25,406	25,052

NET INCOME (LOSS)	$(22,216)	$67,489

Net income (loss) allocated to assignees	$(21,994)	$66,814

Net income (loss) allocated to general partner	$(222)	$675

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 37

	2017	2016

Income
Interest income	$2,064	$681
Other income	5,432	-

	7,496	681

Share of income from Operating Partnerships (Note D)	-	1,932,139

Expenses
Professional fees	12,645	9,619
Fund management fee, net (Note C)	12,501	34,425
General and administrative expenses	4,618	5,379

	29,764	49,423

NET INCOME (LOSS)	$(22,268)	$1,883,397

Net income (loss) allocated to assignees	$(22,045)	$1,864,563

Net income (loss) allocated to general partner	$(223)	$18,834

Net income (loss) per BAC	$(.01)	$.74

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 38

	2017	2016

Income
Interest income	$2,611	$159
Other income	10,160	16,000

	12,771	16,159

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,776	12,659
Fund management fee, net (Note C)	17,734	31,936
General and administrative expenses	4,869	5,591

	36,379	50,186

NET INCOME (LOSS)	$(23,608)	$(34,027)

Net income (loss) allocated to assignees	$(23,372)	$(33,687)

Net income (loss) allocated to general partner	$(236)	$(340)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 39

	2017	2016

Income
Interest income	$447	$148
Other income	-	-

	447	148

Share of income from Operating Partnerships (Note D)	-	99,600

Expenses
Professional fees	14,305	12,146
Fund management fee, net (Note C)	1,709	16,280
General and administrative expenses	4,623	5,095

	20,637	33,521

NET INCOME (LOSS)	$(20,190)	$66,227

Net income (loss) allocated to assignees	$(19,988)	$65,565

Net income (loss) allocated to general partner	$(202)	$662

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 40

	2017	2016

Income
Interest income	$64	$103
Other income	1,250	-

	1,314	103

Share of income from Operating Partnerships (Note D)	588,952	28,500

Expenses
Professional fees	16,553	15,558
Fund management fee, net (Note C)	28,709	26,835
General and administrative expenses	4,812	5,496

	50,074	47,889

NET INCOME (LOSS)	$540,192	$(19,286)

Net income (loss) allocated to assignees	$534,790	$(19,093)

Net income (loss) allocated to general partner	$5,402	$(193)

Net income (loss) per BAC	$.20	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 41

	2017	2016

Income
Interest income	$258	$133
Other income	-	1,302

	258	1,435

Share of income from Operating Partnerships (Note D)	719,829	-

Expenses
Professional fees	16,805	17,973
Fund management fee, net (Note C)	50,647	54,348
General and administrative expenses	5,261	6,103

	72,713	78,424

NET INCOME (LOSS)	$647,374	$(76,989)

Net income (loss) allocated to assignees	$640,900	$(76,219)

Net income (loss) allocated to general partner	$6,474	$(770)

Net income (loss) per BAC	$.22	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 42

	2017	2016

Income
Interest income	$328	$850
Other income	15,789	421

	16,117	1,271

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,660	19,287
Fund management fee, net (Note C)	36,957	36,417
General and administrative expenses	5,114	6,209

	56,731	61,913

NET INCOME (LOSS)	$(40,614)	$(60,642)

Net income (loss) allocated to assignees	$(40,208)	$(60,036)

Net income (loss) allocated to general partner	$(406)	$(606)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 43

	2017	2016

Income
Interest income	$95	$1,122
Other income	6,909	-

	7,004	1,122

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,878	20,142
Fund management fee, net (Note C)	51,006	50,345
General and administrative expenses	5,445	7,109

	73,329	77,596

NET INCOME (LOSS)	$(66,325)	$(76,474)

Net income (loss) allocated to assignees	$(65,662)	$(75,709)

Net income (loss) allocated to general partner	$(663)	$(765)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 44

	2017	2016

Income
Interest income	$6	$13
Other income	11,864	981

	11,870	994

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,201	10,661
Fund management fee, net (Note C)	57,825	58,769
General and administrative expenses	4,851	5,744

	82,877	75,174

NET INCOME (LOSS)	$(71,007)	$(74,180)

Net income (loss) allocated to assignees	$(70,297)	$(73,438)

Net income (loss) allocated to general partner	$(710)	$(742)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 45

	2017	2016

Income
Interest income	$533	$355
Other income	6,228	3,048

	6,761	3,403

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	30,803	21,698
Fund management fee, net (Note C)	59,041	68,800
General and administrative expenses	6,383	7,199

	96,227	97,697

NET INCOME (LOSS)	$(89,466)	$(94,294)

Net income (loss) allocated to assignees	$(88,571)	$(93,351)

Net income (loss) allocated to general partner	$(895)	$(943)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended September 30,
(Unaudited)

Series 46

	2017	2016

Income
Interest income	$322	$90
Other income	17,380	16,448

	17,702	16,538

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	15,399	15,360
Fund management fee, net (Note C)	41,671	56,089
General and administrative expenses	5,170	6,141

	62,240	77,590

NET INCOME (LOSS)	$(44,538)	$(61,052)

Net income (loss) allocated to assignees	$(44,093)	$(60,441)

Net income (loss) allocated to general partner	$(445)	$(611)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

	2017	2016

Income
Interest income	$36,833	$26,477
Other income	192,644	193,183

	229,477	219,660

Share of income from Operating Partnerships (Note D)	10,250,429	10,413,293

Expenses
Professional fees	555,656	580,410
Fund management fee, net (Note C)	1,073,715	1,262,700
General and administrative expenses	249,354	294,488

	1,878,725	2,137,598

NET INCOME (LOSS)	$8,601,181	$8,495,355

Net income (loss) allocated to assignees	$8,515,170	$8,410,400

Net income (loss) allocated to general partner	$86,011	$84,955

Net income (loss) per BAC	$.10	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 20

	2017	2016

Income
Interest income	$68	$221
Other income	-	-

	68	221

Share of income from Operating Partnerships (Note D)	-	138,000

Expenses
Professional fees	13,623	11,716
Fund management fee, net (Note C)	8,959	12,873
General and administrative expenses	10,047	12,496

	32,629	37,085

NET INCOME (LOSS)	$(32,561)	$101,136

Net income (loss) allocated to assignees	$(32,235)	$100,125

Net income (loss) allocated to general partner	$(326)	$1,011

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 21

	2017	2016

Income
Interest income	$56	$380
Other income	859	859

	915	1,239

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,960	12,719
Fund management fee, net (Note C)	3,387	3,385
General and administrative expenses	8,149	9,091

	22,496	25,195

NET INCOME (LOSS)	$(21,581)	$(23,956)

Net income (loss) allocated to assignees	$(21,365)	$(23,716)

Net income (loss) allocated to general partner	$(216)	$(240)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 22

	2017	2016

Income
Interest income	$164	$205
Other income	-	-

	164	205

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,160	14,659
Fund management fee, net (Note C)	14,106	14,104
General and administrative expenses	8,962	10,594

	35,228	39,357

NET INCOME (LOSS)	$(35,064)	$(39,152)

Net income (loss) allocated to assignees	$(34,713)	$(38,760)

Net income (loss) allocated to general partner	$(351)	$(392)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 23

	2017	2016

Income
Interest income	$2,224	$165
Other income	3,955	-

	6,179	165

Share of income from Operating Partnerships (Note D)	959,665	3,550

Expenses
Professional fees	15,921	18,081
Fund management fee, net (Note C)	9,362	13,742
General and administrative expenses	9,773	12,083

	35,056	43,906

NET INCOME (LOSS)	$930,788	$(40,191)

Net income (loss) allocated to assignees	$921,480	$(39,789)

Net income (loss) allocated to general partner	$9,308	$(402)

Net income (loss) per BAC	$.28	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 24

	2017	2016

Income
Interest income	$161	$210
Other income	404	3,742

	565	3,952

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	13,678	13,150
Fund management fee, net (Note C)	22,831	20,548
General and administrative expenses	8,837	10,679

	45,346	44,377

NET INCOME (LOSS)	$(44,781)	$(40,425)

Net income (loss) allocated to assignees	$(44,333)	$(40,021)

Net income (loss) allocated to general partner	$(448)	$(404)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 25

	2017	2016

Income
Interest income	$143	$175
Other income	10,178	10,162

	10,321	10,337

Share of income from Operating Partnerships (Note D)	97,399	-

Expenses
Professional fees	12,678	11,658
Fund management fee, net (Note C)	9,682	6,158
General and administrative expenses	9,567	12,438

	31,927	30,254

NET INCOME (LOSS)	$75,793	$(19,917)

Net income (loss) allocated to assignees	$75,035	$(19,718)

Net income (loss) allocated to general partner	$758	$(199)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 26

	2017	2016

Income
Interest income	$269	$578
Other income	526	1,216

	795	1,794

Share of income from Operating Partnerships (Note D)	80,000	18,500

Expenses
Professional fees	20,226	22,459
Fund management fee, net (Note C)	41,249	43,486
General and administrative expenses	10,674	14,942

	72,149	80,887

NET INCOME (LOSS)	$8,646	$(60,593)

Net income (loss) allocated to assignees	$8,560	$(59,987)

Net income (loss) allocated to general partner	$86	$(606)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 27

	2017	2016

Income
Interest income	$11,943	$3,940
Other income	10,103	6,000

	22,046	9,940

Share of income from Operating Partnerships (Note D)	3,291,567	3,016,000

Expenses
Professional fees	76,539	67,836
Fund management fee, net (Note C)	22,523	52,224
General and administrative expenses	8,902	9,889

	107,964	129,949

NET INCOME (LOSS)	$3,205,649	$2,895,991

Net income (loss) allocated to assignees	$3,173,593	$2,867,031

Net income (loss) allocated to general partner	$32,056	$28,960

Net income (loss) per BAC	$1.30	$1.17

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 28

	2017	2016

Income
Interest income	$295	$607
Other income	446	7,976

	741	8,583

Share of income from Operating Partnerships (Note D)	-	5,000

Expenses
Professional fees	15,714	19,372
Fund management fee, net (Note C)	15,688	18,991
General and administrative expenses	10,098	13,669

	41,500	52,032

NET INCOME (LOSS)	$(40,759)	$(38,449)

Net income (loss) allocated to assignees	$(40,351)	$(38,065)

Net income (loss) allocated to general partner	$(408)	$(384)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 29

	2017	2016

Income
Interest income	$179	$457
Other income	-	-

	179	457

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,667	60,962
Fund management fee, net (Note C)	37,706	37,389
General and administrative expenses	10,147	12,709

	64,520	111,060

NET INCOME (LOSS)	$(64,341)	$(110,603)

Net income (loss) allocated to assignees	$(63,698)	$(109,497)

Net income (loss) allocated to general partner	$(643)	$(1,106)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 30

	2017	2016

Income
Interest income	$127	$363
Other income	1,243	1,243

	1,370	1,606

Share of income from Operating Partnerships (Note D)	265,984	-

Expenses
Professional fees	15,030	18,164
Fund management fee, net (Note C)	(19,291)	27,026
General and administrative expenses	8,649	9,758

	4,388	54,948

NET INCOME (LOSS)	$262,966	$(53,342)

Net income (loss) allocated to assignees	$260,336	$(52,809)

Net income (loss) allocated to general partner	$2,630	$(533)

Net income (loss) per BAC	$.10	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 31

	2017	2016

Income
Interest income	$2,411	$1,432
Other income	1,116	590

	3,527	2,022

Share of income from Operating Partnerships (Note D)	45,000	-

Expenses
Professional fees	25,871	22,974
Fund management fee, net (Note C)	41,898	69,542
General and administrative expenses	10,108	12,579

	77,877	105,095

NET INCOME (LOSS)	$(29,350)	$(103,073)

Net income (loss) allocated to assignees	$(29,057)	$(102,042)

Net income (loss) allocated to general partner	$(293)	$(1,031)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 32

	2017	2016

Income
Interest income	$782	$1,019
Other income	-	1,800

	782	2,819

Share of income from Operating Partnerships (Note D)	1,548,505	-

Expenses
Professional fees	18,778	17,146
Fund management fee, net (Note C)	46,240	72,700
General and administrative expenses	10,230	12,910

	75,248	102,756

NET INCOME (LOSS)	$1,474,039	$(99,937)

Net income (loss) allocated to assignees	$1,459,299	$(98,938)

Net income (loss) allocated to general partner	$14,740	$(999)

Net income (loss) per BAC	$.31	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,

(Unaudited)

Series 33

	2017	2016

Income
Interest income	$179	$1,101
Other income	-	1,800

	179	2,901

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,993	13,945
Fund management fee, net (Note C)	26,295	25,126
General and administrative expenses	8,454	9,562

	47,742	48,633

NET INCOME (LOSS)	$(47,563)	$(45,732)

Net income (loss) allocated to assignees	$(47,087)	$(45,275)

Net income (loss) allocated to general partner	$(476)	$(457)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 34

	2017	2016

Income
Interest income	$803	$799
Other income	1,539	13,230

	2,342	14,029

Share of income from Operating Partnerships (Note D)	-	242,500

Expenses
Professional fees	16,633	16,764
Fund management fee, net (Note C)	20,532	16,469
General and administrative expenses	9,220	10,908

	46,385	44,141

NET INCOME (LOSS)	$(44,043)	$212,388

Net income (loss) allocated to assignees	$(43,603)	$210,264

Net income (loss) allocated to general partner	$(440)	$2,124

Net income (loss) per BAC	$(.01)	$.06

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 35

	2017	2016

Income
Interest income	$3,635	$3,914
Other income	2,818	4,893

	6,453	8,807

Share of income from Operating Partnerships (Note D)	2,653,528	2,380,752

Expenses
Professional fees	15,974	16,880
Fund management fee, net (Note C)	32,503	11,999
General and administrative expenses	9,318	10,988

	57,795	39,867

NET INCOME (LOSS)	$2,602,186	$2,349,692

Net income (loss) allocated to assignees	$2,576,164	$2,326,195

Net income (loss) allocated to general partner	$26,022	$23,497

Net income (loss) per BAC	$.78	$.71

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 36

	2017	2016

Income
Interest income	$3,300	$1,877
Other income	3,968	6,425

	7,268	8,302

Share of income from Operating Partnerships (Note D)	-	2,503,252

Expenses
Professional fees	16,790	15,981
Fund management fee, net (Note C)	13,342	(10,582)
General and administrative expenses	8,235	8,764

	38,367	14,163

NET INCOME (LOSS)	$(31,099)	$2,497,391

Net income (loss) allocated to assignees	$(30,788)	$2,472,417

Net income (loss) allocated to general partner	$(311)	$24,974

Net income (loss) per BAC	$(.01)	$1.18

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 37

	2017	2016

Income
Interest income	$3,225	$854
Other income	16,657	4,811

	19,882	5,665

Share of income from Operating Partnerships (Note D)	-	1,934,639

Expenses
Professional fees	15,970	13,128
Fund management fee, net (Note C)	16,984	63,237
General and administrative expenses	8,249	9,038

	41,203	85,403

NET INCOME (LOSS)	$(21,321)	$1,854,901

Net income (loss) allocated to assignees	$(21,108)	$1,836,352

Net income (loss) allocated to general partner	$(213)	$18,549

Net income (loss) per BAC	$(.01)	$.73

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 38

	2017	2016

Income
Interest income	$3,346	$313
Other income	10,546	47,791

	13,892	48,104

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,801	16,695
Fund management fee, net (Note C)	35,968	59,718
General and administrative expenses	8,561	9,343

	62,330	85,756

NET INCOME (LOSS)	$(48,438)	$(37,652)

Net income (loss) allocated to assignees	$(47,954)	$(37,275)

Net income (loss) allocated to general partner	$(484)	$(377)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 39

	2017	2016

Income
Interest income	$694	$275
Other income	386	660

	1,080	935

Share of income from Operating Partnerships (Note D)	-	122,100

Expenses
Professional fees	17,980	15,991
Fund management fee, net (Note C)	3,418	33,297
General and administrative expenses	8,185	8,585

	29,583	57,873

NET INCOME (LOSS)	$(28,503)	$65,162

Net income (loss) allocated to assignees	$(28,218)	$64,510

Net income (loss) allocated to general partner	$(285)	$652

Net income (loss) per BAC	$(.01)	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 40

	2017	2016

Income
Interest income	$93	$236
Other income	2,910	-

	3,003	236

Share of income from Operating Partnerships (Note D)	588,952	49,000

Expenses
Professional fees	21,453	20,637
Fund management fee, net (Note C)	58,475	64,051
General and administrative expenses	8,529	9,209

	88,457	93,897

NET INCOME (LOSS)	$503,498	$(44,661)

Net income (loss) allocated to assignees	$498,463	$(44,214)

Net income (loss) allocated to general partner	$5,035	$(447)

Net income (loss) per BAC	$.19	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 41

	2017	2016

Income
Interest income	$409	$356
Other income	11,143	1,302

	11,552	1,658

Share of income from Operating Partnerships (Note D)	719,829	-

Expenses
Professional fees	22,404	23,600
Fund management fee, net (Note C)	103,637	104,547
General and administrative expenses	9,206	10,143

	135,247	138,290

NET INCOME (LOSS)	$596,134	$(136,632)

Net income (loss) allocated to assignees	$590,173	$(135,266)

Net income (loss) allocated to general partner	$5,961	$(1,366)

Net income (loss) per BAC	$.20	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 42

	2017	2016

Income
Interest income	$672	$2,890
Other income	15,789	421

	16,461	3,311

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,678	25,232
Fund management fee, net (Note C)	78,792	78,419
General and administrative expenses	8,888	10,008

	107,358	113,659

NET INCOME (LOSS)	$(90,897)	$(110,348)

Net income (loss) allocated to assignees	$(89,988)	$(109,245)

Net income (loss) allocated to general partner	$(909)	$(1,103)

Net income (loss) per BAC	$(.03)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 43

	2017	2016

Income
Interest income	$194	$3,168
Other income	40,981	1,759

	41,175	4,927

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	22,721	26,474
Fund management fee, net (Note C)	95,956	81,996
General and administrative expenses	9,560	11,496

	128,237	119,966

NET INCOME (LOSS)	$(87,062)	$(115,039)

Net income (loss) allocated to assignees	$(86,191)	$(113,889)

Net income (loss) allocated to general partner	$(871)	$(1,150)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 44

	2017	2016

Income
Interest income	$13	$24
Other income	11,864	14,630

	11,877	14,654

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,226	14,963
Fund management fee, net (Note C)	114,651	120,239
General and administrative expenses	8,637	9,537

	147,514	144,739

NET INCOME (LOSS)	$(135,637)	$(130,085)

Net income (loss) allocated to assignees	$(134,281)	$(128,784)

Net income (loss) allocated to general partner	$(1,356)	$(1,301)

Net income (loss) per BAC	$(.05)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 45

	2017	2016

Income
Interest income	$899	$667
Other income	27,833	31,874

	28,732	32,541

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	42,889	28,932
Fund management fee, net (Note C)	124,852	108,920
General and administrative expenses	11,015	12,565

	178,756	150,417

NET INCOME (LOSS)	$(150,024)	$(117,876)

Net income (loss) allocated to assignees	$(148,524)	$(116,697)

Net income (loss) allocated to general partner	$(1,500)	$(1,179)

Net income (loss) per BAC	$(.04)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Six Months Ended September 30,
(Unaudited)

Series 46

	2017	2016

Income
Interest income	$549	$251
Other income	17,380	29,999

	17,929	30,250

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	20,299	20,292
Fund management fee, net (Note C)	93,970	113,096
General and administrative expenses	9,154	10,505

	123,423	143,893

NET INCOME (LOSS)	$(105,494)	$(113,643)

Net income (loss) allocated to assignees	$(104,439)	$(112,507)

Net income (loss) allocated to general partner	$(1,055)	$(1,136)

Net income (loss) per BAC	$(.04)	$(.04)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2017	$(6,338,126)	$(7,177,685)	$(13,515,811)

Net income (loss)	8,515,170	86,011	8,601,181

Partners' capital (deficit), September 30, 2017	$2,177,044	$(7,091,674)	$(4,914,630)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2017	$(875,631)	$(320,211)	$(1,195,842)

Net income (loss)	(32,235)	(326)	(32,561)

Partners' capital (deficit), September 30, 2017	$(907,866)	$(320,537)	$(1,228,403)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2017	$(907,383)	$(172,752)	$(1,080,135)

Net income (loss)	(21,365)	(216)	(21,581)

Partners' capital (deficit), September 30, 2017	$(928,748)	$(172,968)	$(1,101,716)

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2017	$(2,351,781)	$(245,052)	$(2,596,833)

Net income (loss)	(34,713)	(351)	(35,064)

Partners' capital (deficit), September 30, 2017	$(2,386,494)	$(245,403)	$(2,631,897)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2017	$(1,131,355)	$(299,152)	$(1,430,507)

Net income (loss)	921,480	9,308	930,788

Partners' capital (deficit), September 30, 2017	$(209,875)	$(289,844)	$(499,719)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2017	$602,161	$(174,980)	$427,181

Net income (loss)	(44,333)	(448)	(44,781)

Partners' capital (deficit), September 30, 2017	$557,828	$(175,428)	$382,400

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2017	$565,870	$(220,159)	$345,711

Net income (loss)	75,035	758	75,793

Partners' capital (deficit), September 30, 2017	$640,905	$(219,401)	$421,504

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2017	$989,245	$(311,566)	$677,679

Net income (loss)	8,560	86	8,646

Partners' capital (deficit), September 30, 2017	$997,805	$(311,480)	$686,325

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2017	$3,745,499	$(170,699)	$3,574,800

Net income (loss)	3,173,593	32,056	3,205,649

Partners' capital (deficit), September 30, 2017	$6,919,092	$(138,643)	$6,780,449

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2017	$1,086,195	$(273,712)	$812,483

Net income (loss)	(40,351)	(408)	(40,759)

Partners' capital (deficit), September 30, 2017	$1,045,844	$(274,120)	$771,724

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2017	$(2,771,714)	$(370,065)	$(3,141,779)

Net income (loss)	(63,698)	(643)	(64,341)

Partners' capital (deficit), September 30, 2017	$(2,835,412)	$(370,708)	$(3,206,120)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2017	$(1,235,163)	$(241,826)	$(1,476,989)

Net income (loss)	260,336	2,630	262,966

Partners' capital (deficit), September 30, 2017	$(974,827)	$(239,196)	$(1,214,023)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2017	$2,365,549	$(359,195)	$2,006,354

Net income (loss)	(29,057)	(293)	(29,350)

Partners' capital (deficit), September 30, 2017	$2,336,492	$(359,488)	$1,977,004

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2017	$(1,512,826)	$(425,749)	$(1,938,575)

Net income (loss)	1,459,299	14,740	1,474,039

Partners' capital (deficit), September 30, 2017	$(53,527)	$(411,009)	$(464,536)

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2017	$(687,215)	$(235,002)	$(922,217)

Net income (loss)	(47,087)	(476)	(47,563)

Partners' capital (deficit), September 30, 2017	$(734,302)	$(235,478)	$(969,780)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2017	$(2,048,404)	$(324,115)	$(2,372,519)

Net income (loss)	(43,603)	(440)	(44,043)

Partners' capital (deficit), September 30, 2017	$(2,092,007)	$(324,555)	$(2,416,562)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2017	$2,104,402	$(263,617)	$1,840,785

Net income (loss)	2,576,164	26,022	2,602,186

Partners' capital (deficit), September 30, 2017	$4,680,566	$(237,595)	$4,442,971

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2017	$2,194,117	$(158,305)	$2,035,812

Net income (loss)	(30,788)	(311)	(31,099)

Partners' capital (deficit), September 30, 2017	$2,163,329	$(158,616)	$2,004,713

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2017	$130,312	$(216,426)	$(86,114)

Net income (loss)	(21,108)	(213)	(21,321)

Partners' capital (deficit), September 30, 2017	$109,204	$(216,639)	$(107,435)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2017	$1,723,417	$(203,081)	$1,520,336

Net income (loss)	(47,954)	(484)	(48,438)

Partners' capital (deficit), September 30, 2017	$1,675,463	$(203,565)	$1,471,898

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2017	$283,677	$(195,562)	$88,115

Net income (loss)	(28,218)	(285)	(28,503)

Partners' capital (deficit), September 30, 2017	$255,459	$(195,847)	$59,612

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2017	$(2,186,540)	$(249,302)	$(2,435,842)

Net income (loss)	498,463	5,035	503,498

Partners' capital (deficit), September 30, 2017	$(1,688,077)	$(244,267)	$(1,932,344)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2017	$(2,687,899)	$(278,836)	$(2,966,735)

Net income (loss)	590,173	5,961	596,134

Partners' capital (deficit), September 30, 2017	$(2,097,726)	$(272,875)	$(2,370,601)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2017	$1,303,097	$(230,209)	$1,072,888

Net income (loss)	(89,988)	(909)	(90,897)

Partners' capital (deficit), September 30, 2017	$1,213,109	$(231,118)	$981,991

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2017	$(111,017)	$(325,890)	$(436,907)

Net income (loss)	(86,191)	(871)	(87,062)

Partners' capital (deficit), September 30, 2017	$(197,208)	$(326,761)	$(523,969)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Six Months Ended September 30, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2017	$(2,255,686)	$(262,631)	$(2,518,317)

Net income (loss)	(134,281)	(1,356)	(135,637)

Partners' capital (deficit), September 30, 2017	$(2,389,967)	$(263,987)	$(2,653,954)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2017	$(1,712,062)	$(374,528)	$(2,086,590)

Net income (loss)	(148,524)	(1,500)	(150,024)

Partners' capital (deficit), September 30, 2017	$(1,860,586)	$(376,028)	$(2,236,614)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2017	$(956,991)	$(275,063)	$(1,232,054)

Net income (loss)	(104,439)	(1,055)	(105,494)

Partners' capital (deficit), September 30, 2017	$(1,061,430)	$(276,118)	$(1,337,548)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

	2017	2016

Cash flows from operating activities:

Net income (loss)	$8,601,181	$8,495,355
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(10,250,429)	(10,413,293)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(16,847)	(13,985)
Decrease (Increase) in other assets	(11,300)	-
(Decrease) Increase in accounts payable affiliates	(4,585,437)	(7,802,053)

Net cash (used in) provided by operating activities	(6,262,832)	(9,733,976)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	10,210,466	10,413,293

Net cash (used in) provided by investing activities	10,210,466	10,413,293

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,947,634	679,317

Cash and cash equivalents, beginning	27,209,997	21,728,069

Cash and cash equivalents, ending	$31,157,631	$22,407,386

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 20

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(32,561)	$101,136
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(138,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	11,071	13,773

Net cash (used in) provided by operating activities	(21,490)	(20,091)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	138,000

Net cash (used in) provided by investing activities	-	138,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,490)	117,909

Cash and cash equivalents, beginning	271,060	180,896

Cash and cash equivalents, ending	$249,570	$298,805

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 21

	2017	2016

Cash flows from operating activities:
Net income (loss)	$(21,581)	$(23,956)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	5,438	(144,564)

Net cash (used in) provided by operating activities	(16,143)	(168,520)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,143)	(168,520)

Cash and cash equivalents, beginning	241,102	425,168

Cash and cash equivalents, ending	$224,959	$256,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 22

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(35,064)	$(39,152)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	14,606	14,604

Net cash (used in) provided by operating activities	(20,458)	(24,548)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(20,458)	(24,548)

Cash and cash equivalents, beginning	252,064	295,650

Cash and cash equivalents, ending	$231,606	$271,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 23

	2017	2016

Cash flows from operating activities:

Net income (loss)	$930,788	$(40,191)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(959,665)	(3,550)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(477,438)	18,822

Net cash (used in) provided by operating activities	(501,315)	(24,919)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	959,665	3,550

Net cash (used in) provided by investing activities	959,665	3,550

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	458,350	(21,369)

Cash and cash equivalents, beginning	659,167	219,677

Cash and cash equivalents, ending	$1,117,517	$198,308

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 24

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(44,781)	$(40,425)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(44,781)	(40,425)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(44,781)	(40,425)

Cash and cash equivalents, beginning	427,181	502,552

Cash and cash equivalents, ending	$382,400	$462,127

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 25

	2017	2016

Cash flows from operating activities:

Net income (loss)	$75,793	$(19,917)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(97,399)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,912	688
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(14,694)	(19,229)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	97,399	-

Net cash (used in) provided by investing activities	97,399	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	82,705	(19,229)

Cash and cash equivalents, beginning	344,461	395,797

Cash and cash equivalents, ending	$427,166	$376,568

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 26

	2017	2016

Cash flows from operating activities:

Net income (loss)	$8,646	$(60,593)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(80,000)	(18,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,000	4,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(65,354)	(75,093)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	80,000	18,500

Net cash (used in) provided by investing activities	80,000	18,500

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,646	(56,593)

Cash and cash equivalents, beginning	677,679	809,362

Cash and cash equivalents, ending	$692,325	$752,769

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 27

	2017	2016

Cash flows from operating activities:

Net income (loss)	$3,205,649	$2,895,991
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(3,291,567)	(3,016,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(31,673)	4,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(117,591)	(116,009)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	3,291,567	3,016,000

Net cash (used in) provided by investing activities	3,291,567	3,016,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,173,976	2,899,991

Cash and cash equivalents, beginning	3,606,473	899,636

Cash and cash equivalents, ending	$6,780,449	$3,799,627

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 28

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(40,759)	$(38,449)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(5,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(40,759)	(50,949)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	5,000

Net cash (used in) provided by investing activities	-	5,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(40,759)	(45,949)

Cash and cash equivalents, beginning	812,483	884,427

Cash and cash equivalents, ending	$771,724	$838,478

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,

(Unaudited)

Series 29

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(64,341)	$(110,603)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,093	(112,407)

Net cash (used in) provided by operating activities	(23,248)	(223,010)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,248)	(223,010)

Cash and cash equivalents, beginning	345,648	618,758

Cash and cash equivalents, ending	$322,400	$395,748

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 30

	2017	2016

Cash flows from operating activities:

Net income (loss)	$262,966	$(53,342)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(265,984)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	29,263	34,842

Net cash (used in) provided by operating activities	31,745	(18,500)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	226,021	-

Net cash (used in) provided by investing activities	226,021	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	257,766	(18,500)

Cash and cash equivalents, beginning	270,126	304,293

Cash and cash equivalents, ending	$527,892	$285,793

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 31

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(29,350)	$(103,073)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(45,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	(3,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(71,350)	(106,073)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	45,000	-

Net cash provided by investing activities	45,000	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,350)	(106,073)

Cash and cash equivalents, beginning	2,047,648	1,351,761

Cash and cash equivalents, ending	$2,021,298	$1,245,688

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 32

	2017	2016

Cash flows from operating activities:

Net income (loss)	$1,474,039	$(99,937)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(1,548,505)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	(7,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(531,317)	(670,630)

Net cash (used in) provided by operating activities	(602,783)	(777,567)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,548,505	-

Net cash provided by investing activities	1,548,505	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	945,722	(777,567)

Cash and cash equivalents, beginning	837,185	1,061,685

Cash and cash equivalents, ending	$1,782,907	$284,118

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 33

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(47,563)	$(45,732)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	32,795	(867,204)

Net cash (used in) provided by operating activities	(14,768)	(912,936)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,768)	(912,936)

Cash and cash equivalents, beginning	337,765	1,266,455

Cash and cash equivalents, ending	$322,997	$353,519

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 34

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(44,043)	$212,388
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(242,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(217,768)	(249,331)

Net cash (used in) provided by operating activities	(261,811)	(279,443)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	242,500

Net cash (used in) provided by investing activities	-	242,500

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(261,811)	(36,943)

Cash and cash equivalents, beginning	849,078	674,173

Cash and cash equivalents, ending	$587,267	$637,230

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 35

	2017	2016

Cash flows from operating activities:

Net income (loss)	$2,602,186	$2,349,692
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(2,653,528)	(2,380,752)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(551,982)	(1,408,645)

Net cash (used in) provided by operating activities	(600,324)	(1,439,705)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	2,653,528	2,380,752

Net cash (used in) provided by investing activities	2,653,528	2,380,752

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,053,204	941,047

Cash and cash equivalents, beginning	2,392,767	1,693,223

Cash and cash equivalents, ending	$4,445,971	$2,634,270

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 36

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(31,099)	$2,497,391
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,503,252)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(767,505)	(540,283)

Net cash (used in) provided by operating activities	(798,604)	(548,644)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	2,503,252

Net cash (used in) provided by investing activities	-	2,503,252

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(798,604)	1,954,608

Cash and cash equivalents, beginning	2,934,317	979,340

Cash and cash equivalents, ending	$2,135,713	$2,933,948

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 37

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(21,321)	$1,854,901
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(1,934,639)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(934,637)	73,755

Net cash (used in) provided by operating activities	(955,958)	(5,983)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	1,934,639

Net cash (used in) provided by investing activities	-	1,934,639

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(955,958)	1,928,656

Cash and cash equivalents, beginning	2,096,039	340,689

Cash and cash equivalents, ending	$1,140,081	$2,269,345

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 38

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(48,438)	$(37,652)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	(4,779)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(795,425)	41,451

Net cash (used in) provided by operating activities	(850,406)	(980)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(850,406)	(980)

Cash and cash equivalents, beginning	3,042,864	333,474

Cash and cash equivalents, ending	$2,192,458	$332,494

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 39

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(28,503)	$65,162
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(122,100)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	4,106
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(916,748)	(65,277)

Net cash (used in) provided by operating activities	(951,794)	(118,109)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	122,100

Net cash (used in) provided by investing activities	-	122,100

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(951,794)	3,991

Cash and cash equivalents, beginning	1,248,898	313,691

Cash and cash equivalents, ending	$297,104	$317,682

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 40

	2017	2016

Cash flows from operating activities:

Net income (loss)	$503,498	$(44,661)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(588,952)	(49,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(5,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	9,475	(214,396)

Net cash (used in) provided by operating activities	(75,979)	(313,057)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	588,952	49,000

	-	-
Net cash (used in) provided by investing activities	588,952	49,000

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	512,973	(264,057)

Cash and cash equivalents, beginning	248,318	510,705

Cash and cash equivalents, ending	$761,291	$246,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 41

	2017	2016

Cash flows from operating activities:

Net income (loss)	$596,134	$(136,632)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(719,829)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(4,500)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	35,086	12,296

Net cash (used in) provided by operating activities	(93,109)	(124,336)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	719,829	-

Net cash (used in) provided by investing activities	719,829	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	626,720	(124,336)

Cash and cash equivalents, beginning	322,902	331,029

Cash and cash equivalents, ending	$949,622	$206,693

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 42

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(90,897)	$(110,348)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	(11,300)	-
(Decrease) Increase in accounts payable affiliates	-	(2,055,300)

Net cash (used in) provided by operating activities	(102,197)	(2,165,648)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(102,197)	(2,165,648)

Cash and cash equivalents, beginning	1,072,528	3,412,757

Cash and cash equivalents, ending	$970,331	$1,247,109

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 43

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(87,062)	$(115,039)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	115,386	(2,087,484)

Net cash (used in) provided by operating activities	28,324	(2,202,523)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,324	(2,202,523)

Cash and cash equivalents, beginning	351,638	2,886,991

Cash and cash equivalents, ending	$379,962	$684,468

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 44

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(135,637)	$(130,085)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	122,513	129,620

Net cash (used in) provided by operating activities	(13,124)	(465)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(13,124)	(465)

Cash and cash equivalents, beginning	66,324	44,503

Cash and cash equivalents, ending	$53,200	$44,038

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 45

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(150,024)	$(117,876)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	86,059	149,541

Net cash (used in) provided by operating activities	(63,965)	31,665

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,965)	31,665

Cash and cash equivalents, beginning	803,153	748,100

Cash and cash equivalents, ending	$739,188	$779,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Six Months Ended September 30,
(Unaudited)

Series 46

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(105,494)	$(113,643)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	104,598	124,764

Net cash (used in) provided by operating activities	(896)	11,121

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(896)	11,121

Cash and cash equivalents, beginning	651,129	243,277

Cash and cash equivalents, ending	$650,233	$254,398

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2017
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
September 30, 2017
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of September 30, 2017 and for the three and six months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
September 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended September 30, 2017 and 2016, are as follows:

	2017	2016
Series 20	$ 5,536	$ 5,535
Series 21	2,719	2,718
Series 22	7,303	7,302
Series 23	5,556	9,270
Series 24	12,588	12,588
Series 25	5,440	5,934
Series 26	22,545	23,269
Series 27	9,555	26,496
Series 28	8,844	8,844
Series 29	20,547	20,547
Series 30	12,609	17,421
Series 31	21,699	37,521
Series 32	26,370	43,080
Series 33	16,397	16,398
Series 34	12,366	18,352
Series 35	17,481	22,065
Series 36	7,626	7,626
Series 37	12,501	34,425
Series 38	18,234	36,936
Series 39	1,709	16,280
Series 40	28,709	34,610
Series 41	52,147	56,148
Series 42	42,870	42,870
Series 43	57,693	57,693
Series 44	57,825	59,769
Series 45	70,359	70,800
Series 46	52,299	62,382
	$609,527	$ 756,879

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the six months ended September 30, 2017 and 2016 are as follows:
	2017	2016
Series 21	$ -	$ 150,000
Series 23	488,550	-
Series 24	25,176	25,176
Series 25	11,374	11,868
Series 26	45,090	47,986
Series 27	24,523	64,854
Series 28	17,688	26,991
Series 29	-	153,500
Series 31	43,398	75,042
Series 32	584,057	756,790
Series 33	-	900,000
Series 34	242,500	291,000
Series 35	586,944	1,460,603
Series 36	782,757	571,611
Series 37	959,639	-
Series 38	831,893	32,421
Series 39	699,711	102,774
Series 40	49,000	287,722
Series 41	70,500	100,000
Series 42	85,740	2,141,040
Series 43	-	2,202,870
	$5,548,540	$9,402,248

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At September 30, 2017 and 2016, the Fund has limited partnership interests in 191 and 236 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at September 30, 2017 and 2016 are as follows:
	2017	2016
Series 20	3	3
Series 21	2	2
Series 22	3	3
Series 23	3	5
Series 24	6	6
Series 25	-	4
Series 26	9	13
Series 27	4	5
Series 28	5	5
Series 29	8	8
Series 30	6	8
Series 31	8	17
Series 32	6	10
Series 33	5	5
Series 34	4	5
Series 35	2	5
Series 36	3	3
Series 37	2	4
Series 38	4	8
Series 39	1	3
Series 40	9	12
Series 41	16	18
Series 42	15	15
Series 43	19	19
Series 44	7	7
Series 45	27	28
Series 46	14	15
	191	236

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at September 30, 2017 and 2016, are as follows:
	2017	2016
Series 29	$ 8,235	$ 8,235
Series 30	65,176	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	69,154	69,154
Series 37	138,438	138,438
Series 40	102	102
Series 41	100	100
Series 42	73,433	73,433
Series 43	99,265	99,265
Series 45	16,724	16,724
	$538,150	$578,113

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
September 30, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

During the six months ended September 30, 2017 the Fund disposed of eighteen Operating Partnerships. A summary of the dispositions by Series for September 30, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 23	-	1	$959,665	$959,665
Series 25	4	-	97,399	97,399
Series 26	4	-	80,000	80,000
Series 27	-	1	3,291,567	3,291,567
Series 30	1	1	226,021	265,984
Series 31	2	-	45,000	45,000
Series 32	-	1	1,548,505	1,548,505
Series 35	1	-	2,653,528	2,653,528
Series 40	1	-	588,952	588,952
Series 41	1	-	719,829	719,829
Total	14	4	$10,210,466	$10,250,429

* Fund proceeds from disposition does not include $39,963 which was due to a writeoff of capital contribution payable as of September 30, 2017, for Series 30.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the six months ended June 30, 2017.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)
	2017	2016

Revenues
Rental	$ 26,987,297	$ 36,065,499
Interest and other	852,756	1,352,575
	27,840,053	37,418,074

Expenses
Interest	4,613,504	6,268,686
Depreciation and amortization	7,332,051	9,906,888
Operating expenses	19,961,263	26,167,804
	31,906,818	42,343,378

NET LOSS	$ (4,066,765)	$ (4,925,304)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (4,026,097)	$ (4,876,047)

Net loss allocated to other Partners	$ (40,668)	$ (49,257)

* Amounts include $(4,026,097) and $(4,876,047) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 20

	2017	2016
Revenues
Rental	$ 266,942	$ 334,521
Interest and other	16,914	17,848
	283,856	352,369

Expenses
Interest	25,735	36,427
Depreciation and amortization	72,185	86,616
Operating expenses	235,116	256,689
	333,036	379,732

NET LOSS	$ (49,180)	$ (27,363)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (48,688)	$ (27,089)

Net loss allocated to other Partners	$ (492)	$ (274)

* Amounts include $(48,688) and $(27,089) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 21

	2017	2016
Revenues
Rental	$ 246,778	$ 254,448
Interest and other	1,720	1,593
	248,498	256,041

Expenses
Interest	19,832	26,001
Depreciation and amortization	41,440	41,517
Operating expenses	196,601	189,063
	257,873	256,581

NET LOSS	$ (9,375)	$ (540)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (9,281)	$ (535)

Net loss allocated to other Partners	$ (94)	$ (5)

* Amounts include $(9,281) and $(535) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 22
	2017	2016
Revenues
Rental	$ 255,056	$ 253,512
Interest and other	9,109	9,919
	264,165	263,431

Expenses
Interest	22,684	26,537
Depreciation and amortization	69,003	55,366
Operating expenses	207,737	215,687
	299,424	297,590

NET LOSS	$ (35,259)	$ (34,159)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (34,906)	$ (33,817)

Net loss allocated to other Partners	$ (353)	$ (342)

* Amounts include $(34,906) and $(33,817) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 23
	2017	2016
Revenues
Rental	$ 211,249	$ 984,595
Interest and other	10,596	32,230
	221,845	1,016,825

Expenses
Interest	12,041	89,603
Depreciation and amortization	44,899	307,885
Operating expenses	175,607	804,619
	232,547	1,202,107

NET LOSS	$ (10,702)	$ (185,282)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (10,595)	$ (183,428)

Net loss allocated to other Partners	$ (107)	$ (1,854)

* Amounts include $(10,595) and $(183,428) for 2017 and 2016, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 24
	2017	2016
Revenues
Rental	$ 512,589	$ 515,358
Interest and other	10,241	9,973
	522,830	525,331

Expenses
Interest	45,126	46,052
Depreciation and amortization	140,696	136,278
Operating expenses	413,532	410,197
	599,354	592,527

NET LOSS	$ (76,524)	$ (67,196)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (75,759)	$ (66,524)

Net loss allocated to other Partners	$ (765)	$ (672)

* Amounts include $(75,759) and $(66,524) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 25
	2017	2016
Revenues
Rental	$ -	$ 427,000
Interest and other	-	12,744
	-	439,744

Expenses
Interest	-	55,151
Depreciation and amortization	-	78,604
Operating expenses	-	328,546
	-	462,301

NET LOSS	$ -	$ (22,557)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (22,331)

Net loss allocated to other Partners	$ -	$ (226)

* Amounts include $- and $(22,331) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 26
	2017	2016
Revenues
Rental	$ 900,779	$ 1,133,662
Interest and other	18,548	24,802
	919,327	1,158,464

Expenses
Interest	142,592	181,864
Depreciation and amortization	232,520	288,199
Operating expenses	780,980	1,002,380
	1,156,092	1,472,443

NET LOSS	$ (236,765)	$ (313,979)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (234,397)	$ (310,839)

Net loss allocated to other Partners	$ (2,368)	$ (3,140)

* Amounts include $(234,397) and $(310,839) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 27
	2017	2016
Revenues
Rental	$ 402,299	$ 1,380,003
Interest and other	5,622	6,276
	407,921	1,386,279

Expenses
Interest	23,507	239,810
Depreciation and amortization	120,642	309,373
Operating expenses	329,597	944,846
	473,746	1,494,029

NET LOSS	$ (65,825)	$ (107,750)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (65,167)	$ (106,672)

Net loss allocated to other Partners	$ (658)	$ (1,078)

* Amounts include $(65,167) and $(106,672) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 28
	2017	2016
Revenues
Rental	$ 501,140	$ 500,121
Interest and other	12,635	9,336
	513,775	509,457

Expenses
Interest	81,516	71,995
Depreciation and amortization	112,889	115,386
Operating expenses	391,916	433,166
	586,321	620,547

NET LOSS	$ (72,546)	$ (111,090)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (71,821)	$ (109,979)

Net loss allocated to other Partners	$ (725)	$ (1,111)

* Amounts include $(71,821) and $(109,979) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 29

	2017	2016
Revenues
Rental	$ 874,203	$ 962,895
Interest and other	84,101	63,597
	958,304	1,026,492

Expenses
Interest	196,702	199,552
Depreciation and amortization	247,758	244,583
Operating expenses	777,606	770,811
	1,222,066	1,214,946

NET LOSS	$ (263,762)	$ (188,454)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (261,124)	$ (186,569)

Net loss allocated to other Partners	$ (2,638)	$ (1,885)

* Amounts include $(261,124) and $(186,569) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 30
	2017	2016
Revenues
Rental	$ 515,042	$ 751,561
Interest and other	12,640	45,948
	527,682	797,509

Expenses
Interest	46,813	91,581
Depreciation and amortization	145,249	202,659
Operating expenses	404,406	610,909
	596,468	905,149

NET LOSS	$ (68,786)	$ (107,640)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (68,098)	$ (106,564)

Net loss allocated to other Partners	$ (688)	$ (1,076)

* Amounts include $(68,098) and $(106,564) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 31
	2017	2016
Revenues
Rental	$ 779,319	$ 1,940,685
Interest and other	22,666	174,470
	801,985	2,115,155

Expenses
Interest	74,857	196,780
Depreciation and amortization	264,177	567,427
Operating expenses	695,785	1,541,743
	1,034,819	2,305,950

NET LOSS	$ (232,834)	$ (190,795)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (230,506)	$ (188,887)

Net loss allocated to other Partners	$ (2,328)	$ (1,908)

* Amounts include $(230,506) and $(188,887) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 32
	2017	2016
Revenues
Rental	$ 1,022,002	$ 1,722,521
Interest and other	26,860	159,181
	1,048,862	1,881,702

Expenses
Interest	164,515	268,103
Depreciation and amortization	311,842	537,645
Operating expenses	816,689	1,427,978
	1,293,046	2,233,726

NET LOSS	$ (244,184)	$ (352,024)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (241,742)	$ (348,504)

Net loss allocated to other Partners	$ (2,442)	$ (3,520)

* Amounts include $(241,742) and $(348,504) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 33
	2017	2016
Revenues
Rental	$ 704,712	$ 687,842
Interest and other	25,494	21,964
	730,206	709,806

Expenses
Interest	119,565	112,698
Depreciation and amortization	179,293	192,599
Operating expenses	538,916	518,800
	837,774	824,097

NET LOSS	$ (107,568)	$ (114,291)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (106,492)	$ (113,148)

Net loss allocated to other Partners	$ (1,076)	$ (1,143)

* Amounts include $(106,492) and $(113,148) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 34
	2017	2016
Revenues
Rental	$ 485,873	$ 792,078
Interest and other	17,506	25,072
	503,379	817,150

Expenses
Interest	52,131	121,301
Depreciation and amortization	137,814	214,454
Operating expenses	377,235	618,888
	567,180	954,643

NET LOSS	$ (63,801)	$ (137,493)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (63,163)	$ (136,118)

Net loss allocated to other Partners	$ (638)	$ (1,375)

* Amounts include $(63,163) and $(136,118) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 35
	2017	2016
Revenues
Rental	$ 571,313	$ 1,175,230
Interest and other	16,103	38,304
	587,416	1,213,534

Expenses
Interest	94,832	224,588
Depreciation and amortization	173,454	412,269
Operating expenses	334,048	732,303
	602,334	1,369,160

NET LOSS	$ (14,918)	$ (155,626)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (14,769)	$ (154,070)

Net loss allocated to other Partners	$ (149)	$ (1,556)

* Amounts include $(14,769) and $(154,070) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 36
	2017	2016
Revenues
Rental	$ 322,092	$ 317,822
Interest and other	9,178	8,517
	331,270	326,339

Expenses
Interest	64,417	57,271
Depreciation and amortization	84,557	97,781
Operating expenses	248,232	243,903
	397,206	398,955

NET LOSS	$ (65,936)	$ (72,616)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (65,277)	$ (71,890)

Net loss allocated to other Partners	$ (659)	$ (726)

* Amounts include $(65,277) and $(71,890) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 37

	2017	2016
Revenues
Rental	$ 407,915	$ 1,452,093
Interest and other	40,351	58,318
	448,266	1,510,411

Expenses
Interest	64,154	306,076
Depreciation and amortization	139,403	459,576
Operating expenses	316,589	1,053,614
	520,146	1,819,266

NET LOSS	$ (71,880)	$ (308,855)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (71,161)	$ (305,766)

Net loss allocated to other Partners	$ (719)	$ (3,089)

* Amounts include $(71,161) and $(305,766) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 38
	2017	2016
Revenues
Rental	$ 887,427	$ 1,756,776
Interest and other	10,837	45,784
	898,264	1,802,560

Expenses
Interest	123,561	304,848
Depreciation and amortization	186,314	420,171
Operating expenses	640,508	1,187,985
	950,383	1,913,004

NET LOSS	$ (52,119)	$ (110,444)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (51,598)	$ (109,340)

Net loss allocated to other Partners	$ (521)	$ (1,104)

* Amounts include $(51,598) and $(109,340) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 39
	2017	2016
Revenues
Rental	$ 84,216	$ 746,462
Interest and other	-	28,669
	84,216	775,131

Expenses
Interest	3,119	148,585
Depreciation and amortization	14,546	172,026
Operating expenses	73,250	534,006
	90,915	854,617

NET LOSS	$ (6,699)	$ (79,486)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (6,632)	$ (78,691)

Net loss allocated to other Partners	$ (67)	$ (795)

* Amounts include $(6,632) and $(78,691) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 40
	2017	2016
Revenues
Rental	$ 1,149,937	$ 1,448,000
Interest and other	26,095	29,090
	1,176,032	1,477,090

Expenses
Interest	238,819	290,153
Depreciation and amortization	335,439	434,196
Operating expenses	935,512	1,003,602
	1,509,770	1,727,951

NET LOSS	$ (333,738)	$ (250,861)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (330,401)	$ (248,352)

Net loss allocated to other Partners	$ (3,337)	$ (2,509)

* Amounts include $(330,401) and $(248,352) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 41

	2017	2016
Revenues
Rental	$ 2,581,490	$ 2,720,284
Interest and other	53,502	73,131
	2,634,992	2,793,415

Expenses
Interest	531,094	547,115
Depreciation and amortization	613,670	678,310
Operating expenses	1,808,103	1,828,142
	2,952,867	3,053,567

NET LOSS	$ (317,875)	$ (260,152)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (314,696)	$ (257,550)

Net loss allocated to other Partners	$ (3,179)	$ (2,602)

* Amounts include $(314,696) and $(257,550) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 42
	2017	2016
Revenues
Rental	$ 1,823,744	$ 1,799,442
Interest and other	76,131	129,594
	1,899,875	1,929,036

Expenses
Interest	395,600	380,976
Depreciation and amortization	560,944	558,935
Operating expenses	1,360,604	1,364,820
	2,317,148	2,304,731

NET LOSS	$ (417,273)	$ (375,695)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (413,100)	$ (371,938)

Net loss allocated to other Partners	$ (4,173)	$ (3,757)

* Amounts include $(413,100) and $(371,938) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 43
	2017	2016
Revenues
Rental	$ 2,619,352	$ 2,590,713
Interest and other	131,204	109,734
	2,750,556	2,700,447

Expenses
Interest	411,981	382,972
Depreciation and amortization	863,189	875,902
Operating expenses	2,020,128	1,963,968
	3,295,298	3,222,842

NET LOSS	$ (544,742)	$ (522,395)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (539,295)	$ (517,171)

Net loss allocated to other Partners	$ (5,447)	$ (5,224)

* Amounts include $(539,295) and $(517,171) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 44
	2017	2016
Revenues
Rental	$ 2,931,740	$ 2,977,712
Interest and other	90,941	77,859
	3,022,681	3,055,571

Expenses
Interest	701,213	722,083
Depreciation and amortization	683,908	727,408
Operating expenses	1,757,026	1,702,100
	3,142,147	3,151,591

NET LOSS	$ (119,466)	$ (96,020)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (118,271)	$ (95,060)

Net loss allocated to other Partners	$ (1,195)	$ (960)

* Amounts include $(118,271) and $(95,060) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 45
	2017	2016
Revenues
Rental	$ 3,620,177	$ 3,583,687
Interest and other	73,570	68,543
	3,693,747	3,652,230

Expenses
Interest	485,156	513,990
Depreciation and amortization	984,440	1,005,493
Operating expenses	2,621,021	2,559,633
	4,090,617	4,079,116

NET LOSS	$ (396,870)	$ (426,886)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (392,901)	$ (422,617)

Net loss allocated to other Partners	$ (3,969)	$ (4,269)

* Amounts include $(392,901) and $(422,617) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Six Months Ended June 30,
(Unaudited)

Series 46
	2017	2016
Revenues
Rental	$ 2,309,911	$ 2,856,476
Interest and other	50,192	70,079
	2,360,103	2,926,555

Expenses
Interest	471,942	626,574
Depreciation and amortization	571,780	686,230
Operating expenses	1,504,519	1,919,406
	2,548,241	3,232,210

NET LOSS	$ (188,138)	$ (305,655)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (186,257)	$ (302,598)

Net loss allocated to other Partners	$ (1,881)	$ (3,057)

* Amounts include $(186,257) and $(302,598) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
September 30, 2017
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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the six months ended September 30, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended September 30, 2017 were $609,527 and total fund management fees accrued as of September 30, 2017 were $34,839,474. During the six months ended September 30, 2017, $5,548,540 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of September 30, 2017, an affiliate of the general partner of the Fund advanced a total of $212,915 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the six months ended September 30, 2017, $6,862 was advanced to Series 44 from an affiliate of the general partner, as well as $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of September 30, 2017.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 21 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2017, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in 12 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2017, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2017, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 19 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2017, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended September 30, 2017, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 Operating Partnerships.

Prior to the quarter ended September 30, 2017, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 36 of the Operating Partnerships and 9 remain.

Prior to the quarter ended September 30, 2017, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 12 of the Operating Partnerships and 4 remain.

Prior to the quarter ended September 30, 2017, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2017, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2017, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of September 30, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2017, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $65,176 as of September 30, 2017. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 19 of the Operating Partnerships and 8 remain.

During the quarter ended September 30, 2017, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of September 30, 2017. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 11 of the Operating Partnerships and 6 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended September 30, 2017, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of September 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 5 of the Operating Partnerships and 5 remain.

During the quarter ended September 30, 2017, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 2 Operating Partnerships in the amount of $69,154 as of September 30, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their partnership agreements.

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

Prior to the quarter ended September 30, 2017, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended September 30, 2017, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended September 30, 2017, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 5 of the Operating Partnerships and 2 remain.

During the quarter ended September 30, 2017, Series 37 did not record any releases of capital contributions. Series 37 has outstanding contributions payable to 1 Operating Partnership in the amount of $138,438 as of September 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2017, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended September 30, 2017, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

Series 40

The Fund commenced offering BACs in Series 40 on February 1, 2001. Offers and sales of BACs in Series 40 were completed on July 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $19,030,772. Series 40 has since sold its interest in 7 of the Operating Partnerships and 9 remain. In addition, the Fund committed and used $578,755 of Series 40 net offering proceeds to acquire a membership interest in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2017, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of September 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 7 of the Operating Partnerships and 16 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended September 30, 2017, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of September 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 8 of the Operating Partnerships and 15 remain.

During the quarter ended September 30, 2017, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 2 Operating Partnerships in the amount of $73,433 as of September 30, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $9,757 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended September 30, 2017, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 2 Operating Partnerships in the amount of $99,265 as of September 30, 2017. Of the amount outstanding, $63,676 has been advanced or loaned to the Operating Partnerships. The loans and advances will be converted to capital and the remaining contributions of $35,589 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

Prior to the quarter ended September 30, 2017, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended September 30, 2017, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of September 30, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended September 30, 2017, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of September 30, 2017 and 2016, the Fund held limited partnership interests in 191 and 236 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and six months ended September 30, 2017, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,536	$ 296	$ 5,240
Series 21	2,719	1,588	1,131
Series 22	7,303	-	7,303
Series 23	5,556	-	5,556
Series 24	12,588	1,178	11,410
Series 25	5,440	1,692	3,748
Series 26	22,545	2,841	19,704
Series 27	9,555	2,000	7,555
Series 28	8,844	-	8,844
Series 29	20,547	3,387	17,160
Series 30	12,609	-	12,609
Series 31	21,699	-	21,699
Series 32	26,370	-	26,370
Series 33	16,397	-	16,397
Series 34	12,366	4,200	8,166
Series 35	17,481	2,459	15,022
Series 36	7,626	-	7,626
Series 37	12,501	-	12,501
Series 38	18,234	500	17,734
Series 39	1,709	-	1,709
Series 40	28,709	-	28,709
Series 41	52,147	1,500	50,647
Series 42	42,870	5,913	36,957
Series 43	57,693	6,687	51,006
Series 44	57,825	-	57,825
Series 45	70,359	11,318	59,041
Series 46	52,299	10,628	41,671
	$609,527	$56,187	$553,340

	6 Months Gross Fund Management Fee	6 Months Asset Management and Reporting Fee	6 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 11,071	$ 2,112	$ 8,959
Series 21	5,438	2,051	3,387
Series 22	14,606	500	14,106
Series 23	11,112	1,750	9,362
Series 24	25,176	2,345	22,831
Series 25	11,374	1,692	9,682
Series 26	45,090	3,841	41,249
Series 27	24,523	2,000	22,523
Series 28	17,688	2,000	15,688
Series 29	41,093	3,387	37,706
Series 30	29,263	48,554	(19,291)
Series 31	43,398	1,500	41,898
Series 32	52,740	6,500	46,240
Series 33	32,795	6,500	26,295
Series 34	24,732	4,200	20,532
Series 35	34,962	2,459	32,503
Series 36	15,252	1,910	13,342
Series 37	25,002	8,018	16,984
Series 38	36,468	500	35,968
Series 39	3,418	-	3,418
Series 40	58,475	-	58,475
Series 41	105,586	1,949	103,637
Series 42	85,740	6,948	78,792
Series 43	115,386	19,430	95,956
Series 44	115,651	1,000	114,651
Series 45	140,718	15,866	124,852
Series 46	104,598	10,628	93,970
	$1,231,355	$157,640	$1,073,715

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 20 reflects a net loss from Operating Partnerships of $(49,180) and $(27,363), respectively, which includes depreciation and amortization of $72,185 and $86,616, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 21

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 21 reflects a net loss from Operating Partnerships of $(9,375) and $(540), respectively, which includes depreciation and amortization of $41,440 and $41,517, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 22

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 22 reflects a net loss from Operating Partnerships of $(35,259) and $(34,159), respectively, which includes depreciation and amortization of $69,003 and $55,366, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 23

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 23 reflects a net loss from Operating Partnerships of $(10,702) and $(185,282), respectively, which includes depreciation and amortization of $44,899 and $307,885, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 24

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 24 reflects a net loss from Operating Partnerships of $(76,524) and $(67,196), respectively, which includes depreciation and amortization of $140,696 and $136,278, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 25

As of September 30, 2016, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of September 30, 2017.

For the six month periods ended September 30, 2017 and 2016, Series 25 reflects a net loss from Operating Partnerships of $- and $(22,557), respectively, which includes depreciation and amortization of $- and $78,604, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Ethel Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $736,238 and cash proceeds to the investment partnership of $21,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,500 as of September 30, 2017.

In August 2017, the investment general partner transferred its interest in Horse Cave Family Apartments to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $753,559 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Shannon Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,157,526 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in West Point Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $638,133 and cash proceeds to the investment partnership of $35,311. Of the total proceeds received, $1,412 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,899 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,899 as of September 30, 2017.

Series 26

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 26 reflects a net loss from Operating Partnerships of $(236,765) and $(313,979), respectively, which includes depreciation and amortization of $232,520 and $288,199, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2017, the investment general partner transferred its interest in Mason Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $849,683 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Maxton Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $802,661 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Meridian Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $651,291 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Timmonsville Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $970,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of September 30, 2017.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 27 reflects a net loss from Operating Partnerships of $(65,825) and $(107,750), respectively, which includes depreciation and amortization of $120,642 and $309,373, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 28 reflects a net loss from Operating Partnerships of $(72,546) and $(111,090), respectively, which includes depreciation and amortization of $112,889 and $115,386, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Jackson Place Apartments, L.P.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 29 reflects a net loss from Operating Partnerships of $(263,762) and $(188,454), respectively, which includes depreciation and amortization of $247,758 and $244,583, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Harbor Pointe/MHT LDHA

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 30 reflects a net loss from Operating Partnerships of $(68,786) and $(107,640), respectively, which includes depreciation and amortization of $145,249 and $202,659, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In February 2017, the operating general partner of Linden Partners II, LLC entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2017. The sales price of the property was $1,125,000, which included the outstanding mortgage balance of approximately $681,507 and cash proceeds to the investment partnership of $192,168. Of the total proceeds received by the investment partnership, $40,738 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $148,430 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $148,430 as of June 30, 2017. In July 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $2,091 which was returned to the cash reserves.

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

Bellwood Four Limited Partnership

JMC Limited Liability Company

Series 31

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 31 reflects a net loss from Operating Partnerships of $(232,834) and $(190,795), respectively, which includes depreciation and amortization of $264,177 and $567,427, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2017, the investment general partner transferred its interest in Ellisville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $508,068 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Hattiesburg Housing, Inc. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $773,195 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

Series 32

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at September 30, 2017, all of which were at 100% Qualified Occupancy

For the six month periods ended September 30, 2017 and 2016, Series 32 reflects a net loss from Operating Partnerships of $(244,184) and $(352,024), respectively, which includes depreciation and amortization of $311,842 and $537,645, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In July 2017, the operating general partner of Courtside Housing Associates, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on September 12, 2017. The sales price of the property was $3,625,000, which included the outstanding mortgage balance of approximately $600,000 and cash proceeds to the investment partnership of $1,536,999. Of the total proceeds received by the investment partnership, $3,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $1,533,999 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $1,533,999 as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

Parkside Plaza, LLP

Series 33

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 33 reflects a net loss from Operating Partnerships of $(107,568) and $(114,291), respectively, which includes depreciation and amortization of $179,293 and $192,599, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Stearns Assisted Housing Associates, LP

Harbor Pointe/MHT LDHA

Series 34

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 34 reflects a net loss from Operating Partnerships of $(63,801) and $(137,493), respectively, which includes depreciation and amortization of $137,814 and $214,454, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 35 reflects a net loss from Operating Partnerships of $(14,918) and $(155,626), respectively, which includes depreciation and amortization of $173,454 and $412,269, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2017, the investment general partner transferred its interest in Cypress Point Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,480,787 and cash proceeds to the investment partnership of $2,656,528. Of the total proceeds received, $3,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $2,653,528 were returned to cash reserves held by Series 35. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $2,653,528 as of September 30, 2017.

Series 36

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 36 reflects a net loss from Operating Partnerships of $(65,936) and $(72,616), respectively, which includes depreciation and amortization of $84,557 and $97,781, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 37 reflects a net loss from Operating Partnerships of $(71,880) and $(308,855), respectively, which includes depreciation and amortization of $139,403 and $459,576, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Stearns Assisted Housing Associates, LP

Ashton Ridge L.D.H.A., L.P.

Series 38

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at September 30, 2017, all of which were at 100% qualified occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 38 reflects a net loss from Operating Partnerships of $(52,119) and $(110,444), respectively, which includes depreciation and amortization of $186,314 and $420,171, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at September 30, 2017, which was at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 39 reflects net loss from Operating Partnerships of $(6,699) and $(79,486), respectively, which includes depreciation and amortization of $14,546 and $172,026, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

Series 40

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at September 30, 2017, all of which at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 40 reflects a net loss from Operating Partnerships of $(333,738) and $(250,861), respectively, which includes depreciation and amortization of $335,439 and $434,196, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2017, the investment general partner transferred their respective interests in Springfield Metro, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $23,195,469 and cash proceeds to the investment partnerships of $589,289 and $720,242 for Series 40 and Series 41, respectively. Of the total proceeds received, $337 and $413 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $588,952 and $719,829 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $588,952 and $719,829 for Series 40 and Series 41, respectively, as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Center Place Apartments II Limited Partnership

Oakland Partnership

Series 41

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 41 reflects a net loss from Operating Partnerships of $(317,875) and $(260,152), respectively, which includes depreciation and amortization of $613,670 and $678,310, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2017, the investment general partner transferred their respective interests in Springfield Metro, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $23,195,469 and cash proceeds to the investment partnerships of $589,289 and $720,242 for Series 40 and Series 41, respectively. Of the total proceeds received, $337 and $413 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $588,952 and $719,829 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $588,952 and $719,829 for Series 40 and Series 41, respectively, as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Bienville Partnership, A L.P.

San Diego/Fox Hollow, LP

Series 42

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 15 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 42 reflects a net loss from Operating Partnerships of $(417,273) and $(375,695), respectively, which includes depreciation and amortization of $560,944 and $558,935, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The low income housing tax credit compliance period expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Chester Townhouses II, A Limited Partnership subsequent to September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Wingfield Apartments Partnership II, LP

Series 43

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 19 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 43 reflects a net loss from Operating Partnerships of $(544,742) and $(522,395), respectively, which includes depreciation and amortization of $863,189 and $875,902, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

New Chester Townhouses II, A Limited Partnership (Chester Townhouses Phase II Apartments) is a 52-unit family property in Chester, SC. The low income housing tax credit compliance period expires on December 31, 2021. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for New Chester Townhouses II, A Limited Partnership subsequent to September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Parkside Plaza, LLP

Series 44

As of September 30, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 7 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 44 reflects a net loss from Operating Partnerships of $(119,466) and $(96,020), respectively, which includes depreciation and amortization of $683,908 and $727,408, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

United Development Limited Partnership 2001 (Families First II) is a 66-unit single family house development located in West Memphis, AR. Due to low occupancy, deferred maintenance, high operating expenses and high debt service, the partnership operates below breakeven. The operating general partner, whose operating deficit guarantee has expired, provides limited oversight of property operations. For the most part, it was the third party property management company and the investment general partner who directed property operations starting in January 2014. Beginning in the fourth quarter of 2013 and continuing through October 23, 2015, the investment limited partner had advanced $201,849 from fund reserves to Families First II to finance operating deficits. No further advances were made by the investment limited partner during the remainder of the fourth quarter of 2015 or during the first half of 2016. Starting in November 2015, mortgage payments were not made by the Operating Partnership. As a result, the lender issued a default notice on December 8, 2015, and accelerated payment of the mortgage note. On February 10, 2016 the court appointed a receiver to manage the property. The foreclosure on the property occurred on July 21, 2016. The tax credit recapture costs and interest penalties as a result of the foreclosure sale is estimated at $780,762. This is equivalent to recapture costs and interest penalties of $289 per 1,000 BACs. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain or loss on the foreclosure of the Operating Partnership has been reported. Note that the 15-year low income housing tax credit compliance period for Families First II would have expired on December 31, 2018.

Series 45

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 45 reflects a net loss from Operating Partnerships of $(396,870) and $(426,886), respectively, which includes depreciation and amortization of $984,440 and $1,005,493 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Brookside Square Limited Partnership (Brookside Square Apartments) is a 32-unit property located in Boykins, VA. On June 18, 2017 a guest of the property, while trying to park the car, drove into unit 202 causing significant structural damage. There were no injuries reported, and as a result of the accident units 202 and 203 were condemned by the building inspector. One resident was evicted as a result of the accident and one resident was relocated to a vacant unit. The property is seeking reimbursement through the owner's car insurance policy to cover the damage. The management agent hired a contractor to complete the repairs at a cost of $20,443. The work started October 3, 2017 and is scheduled to complete in 30 days. The units will be inspected before management can re-occupy the units. Insurance will also reimburse the site for loss of rents. The Operating Partnership will operate above breakeven once the proceeds to offset the repair costs are received. The property was 87.5% occupied as of September 30, 2017. The investment general partner will continue to work with the operating general partner and the management company to monitor the work currently in progress. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2018.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. Due to a workout agreement with the Lender, VHDA, the property was operating above breakeven. However, the workout agreement ended May 1, 2016. As of September, 2017, the property is 99% occupied. Despite high occupancy the property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. The operating general partner's has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. An increase in legal expenses and a drop in occupancy at the beginning of 2017 caused below breakeven operations to continue through the third quarter. However, occupancy improved to 100% in September 2017 and is averaging 96% for the year. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Borger Fountainhead L.P. (La Mirage Apartments) is a 48-unit family property in Borger, Texas. The property operated below breakeven in 2016 due to high maintenance and administrative expenses and low occupancy. Occupancy has improved to 91% in 2017 and maintenance and administrative expenses have both decreased. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2018.

Heritage Christian Home III, L.P. (Heritage Christian Home III, LP) is a 12-unit assisted living single room occupancy property for adults with developmental disabilities located in Rochester, NY. The property operated below breakeven in 2016 due to the allocation of staff salaries that had not been previously allocated to the property. Previously the salaries were funded by the operating general partner and guarantor. The staffs' salaries are now allocated to the property and any resulting operating deficits will be funded by the operating general partner. The operating general partners operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period for Heritage Christian Home III, LP expires on December 31, 2017.

Reese I Limited Partnership (Reese Village Apartments) is a 40-unit property located in Emporia, VA. The property is operating below breakeven with occupancy of 90% as of September 30, 2017. The property is aging, and requiring significant replacements and repairs for each unit turn. On May 27, 2017, a pipe burst in a unit and flooded the unit. Adjacent units also incurred water damage. None of the residents were displaced, and all of the work was completed on June 1, 2017. As the repair was done so quickly, there will be no 8823s issued. Management filed the claim in July with the insurance company for water damage and debris removal. The total claim amount is $3,956. Total proceeds received, less the $1,000 deductible, was $2,956. The investment general partner will work with the operating general partner on ways to improve resident retention efforts. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2019.

Series 46

As of September 30, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at September 30, 2017, all of which were at 100% Qualified Occupancy.

For the six month periods ended September 30, 2017 and 2016, Series 46 reflects a net loss from Operating Partnerships of $(188,138) and $(305,655), respectively, which includes depreciation and amortization of $571,780 and $686,230, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated below breakeven in 2016 and through the third quarter of 2017. High operating expenses continue to be an issue at the property. The investment general partner continues to work with the operating general partner and the management company to ensure stabilized property operations. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. An increase in legal expenses and a drop in occupancy at the beginning of 2017 caused below breakeven operations to continue through the third quarter. However, occupancy improved to 100% in September 2017 and is averaging 96% for the year. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated slightly above breakeven in 2016 but is operating below breakeven through the third quarter of 2017, mainly due to low occupancy. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: November 13, 2017		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

November 13, 2017	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

November 13, 2017	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.