Form 10-Q
period 2017-12-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2018-02-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended December 31, 2017
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2017

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-87
Condensed Statements of Changes in Partners' Capital (Deficit)	88-97
Condensed Statements of Cash Flows	98-125
Notes to Condensed Financial Statements	126-162

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	163-210

Item 3. Quantitative and Qualitative Disclosures About Market Risk	211

Item 4. Controls and Procedures	211

PART II OTHER INFORMATION

Item 1. Legal Proceedings	212

Item 1A. Risk Factors	212

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	212

Item 3. Defaults Upon Senior Securities	212

Item 4. Mine Safety Disclosures	212

Item 5. Other Information	212

Item 6. Exhibits	212

Signatures	213

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	28,521,120	27,209,997
Notes receivable	-	22,790
Other assets	58,927	164,773

	$28,580,047	$27,397,560

LIABILITIES

Accounts payable and accrued expenses	$651,173	$697,432
Accounts payable affiliates (Note C)	31,587,088	39,637,826
Capital contributions payable	186,846	578,113

	32,425,107	40,913,371

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,310,666 outstanding as of December 31, 2017 and March 31, 2017.	2,171,533	(6,338,126)
General Partner	(6,016,593)	(7,177,685)

	(3,845,060)	(13,515,811)

	$28,580,047	$27,397,560

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	286,465	271,060
Notes receivable	-	-
Other assets	-	-

	$286,465	$271,060

LIABILITIES

Accounts payable and accrued expenses	$2,000	$-
Accounts payable affiliates (Note C)	1,483,509	1,466,902
Capital contributions payable	-	-

	1,485,509	1,466,902

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,833,200 outstanding as of December 31, 2017 and March 31, 2017.	(878,801)	(875,631)
General Partner	(320,243)	(320,211)

	(1,199,044)	(1,195,842)

	$286,465	$271,060

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	241,102
Notes receivable	-	-
Other assets	-	-

	$-	$241,102

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	1,321,237
Capital contributions payable	-	-

	-	1,321,237

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of December 31, 2017 and March 31, 2017.	(898,231)	(907,383)
General Partner	898,231	(172,752)

	-	(1,080,135)

	$-	$241,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	225,666	252,064
Notes receivable	-	-
Other assets	-	-

	$225,666	$252,064

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,870,806	2,848,897
Capital contributions payable	-	-

	2,870,806	2,848,897

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,557,045 outstanding as of December 31, 2017 and March 31, 2017.	(2,399,605)	(2,351,781)
General Partner	(245,535)	(245,052)

	(2,645,140)	(2,596,833)

	$225,666	$252,064

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,138,740	659,167
Notes receivable	-	-
Other assets	-	-

	$1,138,740	$659,167

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,617,792	2,089,674
Capital contributions payable	-	-

	1,617,792	2,089,674

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,314,827 outstanding as of December 31, 2017 and March 31, 2017.	(189,415)	(1,131,355)
General Partner	(289,637)	(299,152)

	(479,052)	(1,430,507)

	$1,138,740	$659,167

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	365,067	427,181
Notes receivable	-	-
Other assets	-	-

	$365,067	$427,181

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,154,253 outstanding as of December 31, 2017 and March 31, 2017.	540,668	602,161
General Partner	(175,601)	(174,980)

	365,067	427,181

	$365,067	$427,181

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	344,461
Notes receivable	-	-
Other assets	-	1,250

	$-	$345,711

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of December 31, 2017 and March 31, 2017.	219,815	565,870
General Partner	(219,815)	(220,159)

	-	345,711

	$-	$345,711

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	662,931	677,679
Notes receivable	-	-
Other assets	-	-

	$662,931	$677,679

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,977,000 outstanding as of December 31, 2017 and March 31, 2017.	974,644	989,245
General Partner	(311,713)	(311,566)

	662,931	677,679

	$662,931	$677,679

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,788,242	3,606,473
Notes receivable	-	-
Other assets	-	-

	$6,788,242	$3,606,473

LIABILITIES

Accounts payable and accrued expenses	$-	$31,673
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	31,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,446,400 outstanding as of December 31, 2017 and March 31, 2017.	6,926,807	3,745,499
General Partner	(138,565)	(170,699)

	6,788,242	3,574,800

	$6,788,242	$3,606,473

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	756,082	812,483
Notes receivable	-	-
Other assets	-	-

	$756,082	$812,483

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,990,738 outstanding as of December 31, 2017 and March 31, 2017.	1,030,358	1,086,195
General Partner	(274,276)	(273,712)

	756,082	812,483

	$756,082	$812,483

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	314,643	345,648
Notes receivable	-	-
Other assets	-	-

	$314,643	$345,648

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	3,540,832	3,479,192
Capital contributions payable	8,235	8,235

	3,549,067	3,487,427

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,965,300 outstanding as of December 31, 2017 and March 31, 2017.	(2,863,433)	(2,771,714)
General Partner	(370,991)	(370,065)

	(3,234,424)	(3,141,779)

	$314,643	$345,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	519,393	270,126
Notes receivable	-	-
Other assets	-	-

	$519,393	$270,126

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,683,848	1,641,976
Capital contributions payable	65,176	105,139

	1,749,024	1,747,115

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,631,000 outstanding as of December 31, 2017 and March 31, 2017.	(990,279)	(1,235,163)
General Partner	(239,352)	(241,826)

	(1,229,631)	(1,476,989)

	$519,393	$270,126

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,993,674	2,047,648
Notes receivable	-	-
Other assets	25,000	25,000

	$2,018,674	$2,072,648

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	66,294	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,395,557 outstanding as of December 31, 2017 and March 31, 2017.	2,312,115	2,365,549
General Partner	(359,735)	(359,195)

	1,952,380	2,006,354

	$2,018,674	$2,072,648

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,313,748	837,185
Notes receivable	-	-
Other assets	-	-

	$1,313,748	$837,185

LIABILITIES

Accounts payable and accrued expenses	$-	$2,000
Accounts payable affiliates (Note C)	1,664,448	2,772,531
Capital contributions payable	1,229	1,229

	1,665,677	2,775,760

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,740,198 outstanding as of December 31, 2017 and March 31, 2017.	57,954	(1,512,826)
General Partner	(409,883)	(425,749)

	(351,929)	(1,938,575)

	$1,313,748	$837,185

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	342,899	337,765
Notes receivable	-	-
Other assets	-	-

	$342,899	$337,765

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,239,277	1,190,828
Capital contributions payable	2,650	69,154

	1,241,927	1,259,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of December 31, 2017 and March 31, 2017.	(664,258)	(687,215)
General Partner	(234,770)	(235,002)

	(899,028)	(922,217)

	$342,899	$337,765

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	393,160	849,078
Notes receivable	-	-
Other assets	-	-

	$393,160	$849,078

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,828,003	3,221,597
Capital contributions payable	-	-

	2,828,003	3,221,597

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,517,419 outstanding as of December 31, 2017 and March 31, 2017.	(2,110,105)	(2,048,404)
General Partner	(324,738)	(324,115)

	(2,434,843)	(2,372,519)

	$393,160	$849,078

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,434,679	2,392,767
Notes receivable	-	-
Other assets	-	-

	$4,434,679	$2,392,767

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	551,982
Capital contributions payable	-	-

	-	551,982

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,288,363 outstanding as of December 31, 2017 and March 31, 2017.	4,672,357	2,104,402
General Partner	(237,678)	(263,617)

	4,434,679	1,840,785

	$4,434,679	$2,392,767

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,125,621	2,934,317
Notes receivable	-	-
Other assets	-	-

	$2,125,621	$2,934,317

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	-	767,505
Capital contributions payable	-	-

	131,000	898,505

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,095,704 outstanding as of December 31, 2017 and March 31, 2017.	2,153,338	2,194,117
General Partner	(158,717)	(158,305)

	1,994,621	2,035,812

	$2,125,621	$2,934,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	523,132	2,096,039
Notes receivable	-	-
Other assets	-	-

	$523,132	$2,096,039

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	504,942	2,043,715
Capital contributions payable	-	138,438

	504,942	2,182,153

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,495,600 outstanding as of December 31, 2017 and March 31, 2017.	233,573	130,312
General Partner	(215,383)	(216,426)

	18,190	(86,114)

	$523,132	$2,096,039

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,469,010	3,042,864
Notes receivable	-	-
Other assets	-	-

	$1,469,010	$3,042,864

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	-	1,515,985
Capital contributions payable	-	-

	-	1,522,528

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,540,100 outstanding as of December 31, 2017 and March 31, 2017.	1,672,604	1,723,417
General Partner	(203,594)	(203,081)

	1,469,010	1,520,336

	$1,469,010	$3,042,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	1,248,898
Notes receivable	-	-
Other assets	-	-

	$-	$1,248,898

LIABILITIES

Accounts payable and accrued expenses	$-	$6,543
Accounts payable affiliates (Note C)	-	1,154,240
Capital contributions payable	-	-

	-	1,160,783

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of December 31, 2017 and March 31, 2017.	196,043	283,677
General Partner	(196,043)	(195,562)

	-	88,115

	$-	$1,248,898

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	725,271	248,318
Notes receivable	-	-
Other assets	-	-

	$725,271	$248,318

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,675,427	2,684,058
Capital contributions payable	102	102

	2,675,529	2,684,160

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,622,756 outstanding as of December 31, 2017 and March 31, 2017.	(1,705,812)	(2,186,540)
General Partner	(244,446)	(249,302)

	(1,950,258)	(2,435,842)

	$725,271	$248,318

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,022,969	322,902
Notes receivable	-	-
Other assets	-	1,218

	$1,022,969	$324,120

LIABILITIES

Accounts payable and accrued expenses	$2,000	$4,500
Accounts payable affiliates (Note C)	3,370,905	3,286,255
Capital contributions payable	100	100

	3,373,005	3,290,855

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,884,126 outstanding as of December 31, 2017 and March 31, 2017.	(2,077,367)	(2,687,899)
General Partner	(272,669)	(278,836)

	(2,350,036)	(2,966,735)

	$1,022,969	$324,120

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,198,080	1,072,528
Notes receivable	-	22,790
Other assets	11,300	51,003

	$1,209,380	$1,146,321

LIABILITIES

Accounts payable and accrued expenses	$1,000	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	73,433

	1,254	73,433

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,736,262 outstanding as of December 31, 2017 and March 31, 2017.	1,436,983	1,303,097
General Partner	(228,857)	(230,209)

	1,208,126	1,072,888

	$1,209,380	$1,146,321

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	594,126	351,638
Notes receivable	-	-
Other assets	18,839	82,514

	$612,965	$434,152

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	942,792	771,794
Capital contributions payable	26,082	99,265

	968,874	871,059

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,632,487 outstanding as of December 31, 2017 and March 31, 2017.	(30,829)	(111,017)
General Partner	(325,080)	(325,890)

	(355,909)	(436,907)

	$612,965	$434,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	84,859	66,324
Notes receivable	-	-
Other assets	-	-

	$84,859	$66,324

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,769,597	2,584,641
Capital contributions payable	-	-

	2,769,597	2,584,641

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,699,473 outstanding as of December 31, 2017 and March 31, 2017.	(2,420,443)	(2,255,686)
General Partner	(264,295)	(262,631)

	(2,684,738)	(2,518,317)

	$84,859	$66,324

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	727,804	803,153
Notes receivable	-	-
Other assets	-	-

	$727,804	$803,153

LIABILITIES

Accounts payable and accrued expenses	$515,173	$515,173
Accounts payable affiliates (Note C)	2,514,264	2,357,846
Capital contributions payable	16,724	16,724

	3,046,161	2,889,743

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,009,667 outstanding as of December 31, 2017 and March 31, 2017.	(1,941,511)	(1,712,062)
General Partner	(376,846)	(374,528)

	(2,318,357)	(2,086,590)

	$727,804	$803,153

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	December 31, 2017	March 31, 2017

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	514,859	651,129
Notes receivable	-	-
Other assets	3,788	3,788

	$518,647	$654,917

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,880,646	1,886,971
Capital contributions payable	-	-

	1,880,646	1,886,971

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,971,998 outstanding as of December 31, 2017 and March 31, 2017.	(1,085,637)	(956,991)
General Partner	(276,362)	(275,063)

	(1,361,999)	(1,232,054)

	$518,647	$654,917

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$44,147	$12,779
Other income	61,482	26,607

	105,629	39,386

Share of income from Operating Partnerships (Note D)	1,055,522	3,579,666

Expenses
Professional fees	26,251	67,759
Fund management fee, net (Note C)	456,851	661,511
General and administrative expenses	259,174	210,384

	742,276	939,654

NET INCOME (LOSS)	$418,875	$2,679,398

Net income (loss) allocated to assignees	$414,684	$2,652,602

Net income (loss) allocated to general partner	$4,191	$26,796

Net income (loss) per BAC	$.00	$.03

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 20

	2017	2016

Income
Interest income	$284	$113
Other income	-	-

	284	113

Share of income from Operating Partnerships (Note D)	42,000	-

Expenses
Professional fees	657	1,425
Fund management fee, net (Note C)	5,336	5,202
General and administrative expenses	6,930	9,204

	12,923	15,831

NET INCOME (LOSS)	$29,361	$(15,718)

Net income (loss) allocated to assignees	$29,067	$(15,561)

Net income (loss) allocated to general partner	$294	$(157)

Net income (loss) per BAC	$.01	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 21

	2017	2016

Income
Interest income	$81	$106
Other income	-	-

	81	106

Share of income from Operating Partnerships (Note D)	67,000	-

Expenses
Professional fees	1,314	734
Fund management fee, net (Note C)	2,216	2,718
General and administrative expenses	32,726	5,558

	36,256	9,010

NET INCOME (LOSS)	$30,825	$(8,904)

Net income (loss) allocated to assignees	$30,517	$(8,815)

Net income (loss) allocated to general partner	$308	$(89)

Net income (loss) per BAC	$.02	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 22

	2017	2016

Income
Interest income	$196	$86
Other income	-	-

	196	86

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	1,020
Fund management fee, net (Note C)	7,303	7,302
General and administrative expenses	5,479	7,109

	13,439	15,431

NET INCOME (LOSS)	$(13,243)	$(15,345)

Net income (loss) allocated to assignees	$(13,111)	$(15,192)

Net income (loss) allocated to general partner	$(132)	$(153)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 23

	2017	2016

Income
Interest income	$1,140	$64
Other income	1,977	-

	3,117	64

Share of income from Operating Partnerships (Note D)	30,296	-

Expenses
Professional fees	657	1,328
Fund management fee, net (Note C)	5,556	9,270
General and administrative expenses	6,533	8,883

	12,746	19,481

NET INCOME (LOSS)	$20,667	$(19,417)

Net income (loss) allocated to assignees	$20,460	$(19,223)

Net income (loss) allocated to general partner	$207	$(194)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 24

	2017	2016

Income
Interest income	$211	$86
Other income	344	104

	555	190

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	818
Fund management fee, net (Note C)	12,098	11,858
General and administrative expenses	5,131	6,536

	17,886	19,212

NET INCOME (LOSS)	$(17,331)	$(19,022)

Net income (loss) allocated to assignees	$(17,158)	$(18,832)

Net income (loss) allocated to general partner	$(173)	$(190)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 25

	2017	2016

Income
Interest income	$-	$80
Other income	-	16

	-	96

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	1,314	1,104
Fund management fee, net (Note C)	-	5,184
General and administrative expenses	40,074	7,758

	41,388	14,046

NET INCOME (LOSS)	$(41,388)	$(13,950)

Net income (loss) allocated to assignees	$(40,974)	$(13,810)

Net income (loss) allocated to general partner	$(414)	$(140)

Net income (loss) per BAC	$(.01)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 26

	2017	2016

Income
Interest income	$530	$225
Other income	-	4,960

	530	5,185

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	1,431
Fund management fee, net (Note C)	15,609	21,704
General and administrative expenses	7,656	10,619

	23,922	33,754

NET INCOME (LOSS)	$(23,392)	$(28,569)

Net income (loss) allocated to assignees	$(23,158)	$(28,283)

Net income (loss) allocated to general partner	$(234)	$(286)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 27

	2017	2016

Income
Interest income	$8,050	$2,689
Other income	7,370	-

	15,420	2,689

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	2,577	36,567
Fund management fee, net (Note C)	155	21,794
General and administrative expenses	4,895	6,493

	7,627	64,854

NET INCOME (LOSS)	$7,793	$(62,165)

Net income (loss) allocated to assignees	$7,715	$(61,543)

Net income (loss) allocated to general partner	$78	$(622)

Net income (loss) per BAC	$.00	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 28

	2017	2016

Income
Interest income	$577	$278
Other income	-	-

	577	278

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	1,315
Fund management fee, net (Note C)	8,844	(6,156)
General and administrative expenses	6,717	8,756

	16,218	3,915

NET INCOME (LOSS)	$(15,641)	$(3,637)

Net income (loss) allocated to assignees	$(15,485)	$(3,601)

Net income (loss) allocated to general partner	$(156)	$(36)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 29

	2017	2016

Income
Interest income	$313	$149
Other income	-	-

	313	149

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	1,449
Fund management fee, net (Note C)	20,547	16,596
General and administrative expenses	7,413	9,681

	28,617	27,726

NET INCOME (LOSS)	$(28,304)	$(27,577)

Net income (loss) allocated to assignees	$(28,021)	$(27,301)

Net income (loss) allocated to general partner	$(283)	$(276)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 30

	2017	2016

Income
Interest income	$574	$141
Other income	-	-

	574	141

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	894
Fund management fee, net (Note C)	10,209	15,021
General and administrative expenses	5,314	6,974

	16,180	22,889

NET INCOME (LOSS)	$(15,606)	$(22,748)

Net income (loss) allocated to assignees	$(15,450)	$(22,521)

Net income (loss) allocated to general partner	$(156)	$(227)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 31

	2017	2016

Income
Interest income	$2,325	$670
Other income	-	-

	2,325	670

Share of income from Operating Partnerships (Note D)	-	791,947

Expenses
Professional fees	657	1,391
Fund management fee, net (Note C)	19,092	37,521
General and administrative expenses	7,199	9,702

	26,948	48,614

NET INCOME (LOSS)	$(24,623)	$744,003

Net income (loss) allocated to assignees	$(24,377)	$736,563

Net income (loss) allocated to general partner	$(246)	$7,440

Net income (loss) per BAC	$(.01)	$.17

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 32

	2017	2016

Income
Interest income	$2,148	$124
Other income	11,000	-

	13,148	124

Share of income from Operating Partnerships (Note D)	128,747	48,900

Expenses
Professional fees	657	1,482
Fund management fee, net (Note C)	17,234	43,080
General and administrative expenses	11,395	10,050

	29,286	54,612

NET INCOME (LOSS)	$112,609	$(5,588)

Net income (loss) allocated to assignees	$111,483	$(5,532)

Net income (loss) allocated to general partner	$1,126	$(56)

Net income (loss) per BAC	$.02	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,

(Unaudited)

Series 33

	2017	2016

Income
Interest income	$332	$157
Other income	5,329	-

	5,661	157

Share of income from Operating Partnerships (Note D)	67,454	-

Expenses
Professional fees	657	890
Fund management fee, net (Note C)	(3,186)	16,398
General and administrative expenses	4,891	6,314

	2,362	23,602

NET INCOME (LOSS)	$70,753	$(23,445)

Net income (loss) allocated to assignees	$70,045	$(23,211)

Net income (loss) allocated to general partner	$708	$(234)

Net income (loss) per BAC	$.03	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 34

	2017	2016

Income
Interest income	$645	$315
Other income	-	-

	645	315

Share of income from Operating Partnerships (Note D)	-	388,191

Expenses
Professional fees	657	1,934
Fund management fee, net (Note C)	12,365	12,592
General and administrative expenses	5,903	7,768

	18,925	22,294

NET INCOME (LOSS)	$(18,280)	$366,212

Net income (loss) allocated to assignees	$(18,097)	$362,550

Net income (loss) allocated to general partner	$(183)	$3,662

Net income (loss) per BAC	$(.01)	$.10

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 35

	2017	2016

Income
Interest income	$5,396	$2,252
Other income	-	-

	5,396	2,252

Share of income from Operating Partnerships (Note D)	-	162,435

Expenses
Professional fees	657	1,190
Fund management fee, net (Note C)	7,453	21,180
General and administrative expenses	5,576	7,658

	13,686	30,028

NET INCOME (LOSS)	$(8,290)	$134,659

Net income (loss) allocated to assignees	$(8,207)	$133,312

Net income (loss) allocated to general partner	$(83)	$1,347

Net income (loss) per BAC	$(.00)	$.04

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 36

	2017	2016

Income
Interest income	$2,465	$1,895
Other income	-	-

	2,465	1,895

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	716
Fund management fee, net (Note C)	7,626	7,626
General and administrative expenses	4,272	5,466

	12,555	13,808

NET INCOME (LOSS)	$(10,090)	$(11,913)

Net income (loss) allocated to assignees	$(9,989)	$(11,794)

Net income (loss) allocated to general partner	$(101)	$(119)

Net income (loss) per BAC	$(.00)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 37

	2017	2016

Income
Interest income	$1,144	$1,375
Other income	-	-

	1,144	1,375

Share of income from Operating Partnerships (Note D)	140,415	-

Expenses
Professional fees	657	804
Fund management fee, net (Note C)	10,957	26,424
General and administrative expenses	4,318	5,994

	15,932	33,222

NET INCOME (LOSS)	$125,627	$(31,847)

Net income (loss) allocated to assignees	$124,371	$(31,529)

Net income (loss) allocated to general partner	$1,256	$(318)

Net income (loss) per BAC	$.05	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 38

	2017	2016

Income
Interest income	$3,593	$258
Other income	7,020	18,350

	10,613	18,608

Share of income from Operating Partnerships (Note D)	-	1,795,010

Expenses
Professional fees	657	2,100
Fund management fee, net (Note C)	8,034	27,579
General and administrative expenses	4,808	6,312

	13,499	35,991

NET INCOME (LOSS)	$(2,886)	$1,777,627

Net income (loss) allocated to assignees	$(2,857)	$1,759,851

Net income (loss) allocated to general partner	$(29)	$17,776

Net income (loss) per BAC	$(.00)	$.69

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 39

	2017	2016

Income
Interest income	$175	$103
Other income	-	550

	175	653

Share of income from Operating Partnerships (Note D)	17,779	-

Expenses
Professional fees	1,314	1,944
Fund management fee, net (Note C)	1,712	13,623
General and administrative expenses	34,495	5,308

	37,521	20,875

NET INCOME (LOSS)	$(19,567)	$(20,222)

Net income (loss) allocated to assignees	$(19,371)	$(20,020)

Net income (loss) allocated to general partner	$(196)	$(202)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 40

	2017	2016

Income
Interest income	$830	$40
Other income	2,262	-

	3,092	40

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	785
Fund management fee, net (Note C)	15,119	33,579
General and administrative expenses	5,228	6,820

	21,004	41,184

NET INCOME (LOSS)	$(17,912)	$(41,144)

Net income (loss) allocated to assignees	$(17,733)	$(40,733)

Net income (loss) allocated to general partner	$(179)	$(411)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 41

	2017	2016

Income
Interest income	$1,070	$137
Other income	2,765	-

	3,835	137

Share of income from Operating Partnerships (Note D)	63,058	-

Expenses
Professional fees	657	961
Fund management fee, net (Note C)	37,849	49,440
General and administrative expenses	7,821	8,370

	46,327	58,771

NET INCOME (LOSS)	$20,566	$(58,634)

Net income (loss) allocated to assignees	$20,360	$(58,048)

Net income (loss) allocated to general partner	$206	$(586)

Net income (loss) per BAC	$.01	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 42

	2017	2016

Income
Interest income	$5,466	$607
Other income	172	52

	5,638	659

Share of income from Operating Partnerships (Note D)	262,279	-

Expenses
Professional fees	657	870
Fund management fee, net (Note C)	35,049	42,506
General and administrative expenses	6,073	7,558

	41,779	50,934

NET INCOME (LOSS)	$226,138	$(50,275)

Net income (loss) allocated to assignees	$223,877	$(49,772)

Net income (loss) allocated to general partner	$2,261	$(503)

Net income (loss) per BAC	$.08	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 43

	2017	2016

Income
Interest income	$4,962	$455
Other income	-	-

	4,962	455

Share of income from Operating Partnerships (Note D)	225,500	-

Expenses
Professional fees	657	1,037
Fund management fee, net (Note C)	54,247	53,693
General and administrative expenses	7,497	9,444

	62,401	64,174

NET INCOME (LOSS)	$168,061	$(63,719)

Net income (loss) allocated to assignees	$166,380	$(63,082)

Net income (loss) allocated to general partner	$1,681	$(637)

Net income (loss) per BAC	$.05	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 44

	2017	2016

Income
Interest income	$61	$4
Other income	6,895	2,187

	6,956	2,191

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	657	823
Fund management fee, net (Note C)	31,705	60,012
General and administrative expenses	5,377	6,755

	37,739	67,590

NET INCOME (LOSS)	$(30,783)	$(65,399)

Net income (loss) allocated to assignees	$(30,475)	$(64,745)

Net income (loss) allocated to general partner	$(308)	$(654)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 45

	2017	2016

Income
Interest income	$854	$271
Other income	-	388

	854	659

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	5,278	1,852
Fund management fee, net (Note C)	68,354	58,020
General and administrative expenses	8,963	11,176

	82,595	71,048

NET INCOME (LOSS)	$(81,741)	$(70,389)

Net income (loss) allocated to assignees	$(80,924)	$(69,685)

Net income (loss) allocated to general partner	$(817)	$(704)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended December 31,
(Unaudited)

Series 46

	2017	2016

Income
Interest income	$725	$99
Other income	16,348	-

	17,073	99

Share of income from Operating Partnerships (Note D)	10,994	393,183

Expenses
Professional fees	657	895
Fund management fee, net (Note C)	45,368	47,745
General and administrative expenses	6,490	8,118

	52,515	56,758

NET INCOME (LOSS)	$(24,448)	$336,524

Net income (loss) allocated to assignees	$(24,204)	$333,159

Net income (loss) allocated to general partner	$(244)	$3,365

Net income (loss) per BAC	$(.01)	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

	2017	2016

Income
Interest income	$80,976	$39,255
Other income	254,126	219,790

	335,102	259,045

Share of income from Operating Partnerships (Note D)	11,305,952	13,992,959

Expenses
Professional fees	581,933	648,169
Fund management fee, net (Note C)	1,530,568	1,924,211
General and administrative expenses	508,530	504,870

	2,621,031	3,077,250

NET INCOME (LOSS)	$9,020,023	$11,174,754

Net income (loss) allocated to assignees	$8,929,822	$11,063,009

Net income (loss) allocated to general partner	$90,201	$111,745

Net income (loss) per BAC	$.11	$.13

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 20

	2017	2016

Income
Interest income	$350	$334
Other income	-	-

	350	334

Share of income from Operating Partnerships (Note D)	42,000	138,000

Expenses
Professional fees	14,281	13,141
Fund management fee, net (Note C)	14,295	18,075
General and administrative expenses	16,976	21,699

	45,552	52,915

NET INCOME (LOSS)	$(3,202)	$85,419

Net income (loss) allocated to assignees	$(3,170)	$84,565

Net income (loss) allocated to general partner	$(32)	$854

Net income (loss) per BAC	$(.00)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 21

	2017	2016

Income
Interest income	$137	$486
Other income	859	859

	996	1,345

Share of income from Operating Partnerships (Note D)	67,000	-

Expenses
Professional fees	12,275	13,453
Fund management fee, net (Note C)	5,603	6,103
General and administrative expenses	40,874	14,649

	58,752	34,205

NET INCOME (LOSS)	$9,244	$(32,860)

Net income (loss) allocated to assignees	$9,152	$(32,531)

Net income (loss) allocated to general partner	$92	$(329)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 22

	2017	2016

Income
Interest income	$361	$291
Other income	-	-

	361	291

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,818	15,679
Fund management fee, net (Note C)	21,409	21,406
General and administrative expenses	14,441	17,703

	48,668	54,788

NET INCOME (LOSS)	$(48,307)	$(54,497)

Net income (loss) allocated to assignees	$(47,824)	$(53,952)

Net income (loss) allocated to general partner	$(483)	$(545)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 23

	2017	2016

Income
Interest income	$3,364	$230
Other income	5,932	-

	9,296	230

Share of income from Operating Partnerships (Note D)	989,962	3,550

Expenses
Professional fees	16,579	19,409
Fund management fee, net (Note C)	14,918	23,012
General and administrative expenses	16,306	20,966

	47,803	63,387

NET INCOME (LOSS)	$951,455	$(59,607)

Net income (loss) allocated to assignees	$941,940	$(59,011)

Net income (loss) allocated to general partner	$9,515	$(596)

Net income (loss) per BAC	$.28	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 24

	2017	2016

Income
Interest income	$372	$297
Other income	748	3,846

	1,120	4,143

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,336	13,968
Fund management fee, net (Note C)	34,929	32,407
General and administrative expenses	13,969	17,215

	63,234	63,590

NET INCOME (LOSS)	$(62,114)	$(59,447)

Net income (loss) allocated to assignees	$(61,493)	$(58,853)

Net income (loss) allocated to general partner	$(621)	$(594)

Net income (loss) per BAC	$(.03)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 25

	2017	2016

Income
Interest income	$143	$256
Other income	10,178	10,178

	10,321	10,434

Share of income from Operating Partnerships (Note D)	97,399	-

Expenses
Professional fees	13,993	12,762
Fund management fee, net (Note C)	9,682	11,342
General and administrative expenses	49,639	20,196

	73,314	44,300

NET INCOME (LOSS)	$34,406	$(33,866)

Net income (loss) allocated to assignees	$34,062	$(33,527)

Net income (loss) allocated to general partner	$344	$(339)

Net income (loss) per BAC	$.01	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 26

	2017	2016

Income
Interest income	$799	$802
Other income	526	6,176

	1,325	6,978

Share of income from Operating Partnerships (Note D)	80,000	18,500

Expenses
Professional fees	20,884	23,890
Fund management fee, net (Note C)	56,858	65,190
General and administrative expenses	18,331	25,561

	96,073	114,641

NET INCOME (LOSS)	$(14,748)	$(89,163)

Net income (loss) allocated to assignees	$(14,601)	$(88,271)

Net income (loss) allocated to general partner	$(147)	$(892)

Net income (loss) per BAC	$(.00)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 27

	2017	2016

Income
Interest income	$19,993	$6,629
Other income	17,473	6,000

	37,466	12,629

Share of income from Operating Partnerships (Note D)	3,291,567	3,016,000

Expenses
Professional fees	79,116	104,403
Fund management fee, net (Note C)	22,678	74,018
General and administrative expenses	13,797	16,382

	115,591	194,803

NET INCOME (LOSS)	$3,213,442	$2,833,826

Net income (loss) allocated to assignees	$3,181,308	$2,805,488

Net income (loss) allocated to general partner	$32,134	$28,338

Net income (loss) per BAC	$1.30	$1.14

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 28

	2017	2016

Income
Interest income	$872	$884
Other income	446	7,976

	1,318	8,860

Share of income from Operating Partnerships (Note D)	-	5,000

Expenses
Professional fees	16,372	20,687
Fund management fee, net (Note C)	24,532	12,835
General and administrative expenses	16,815	22,425

	57,719	55,947

NET INCOME (LOSS)	$(56,401)	$(42,087)

Net income (loss) allocated to assignees	$(55,837)	$(41,666)

Net income (loss) allocated to general partner	$(564)	$(421)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 29

	2017	2016

Income
Interest income	$493	$606
Other income	-	-

	493	606

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	17,325	62,411
Fund management fee, net (Note C)	58,253	53,985
General and administrative expenses	17,560	22,389

	93,138	138,785

NET INCOME (LOSS)	$(92,645)	$(138,179)

Net income (loss) allocated to assignees	$(91,719)	$(136,797)

Net income (loss) allocated to general partner	$(926)	$(1,382)

Net income (loss) per BAC	$(.02)	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 30

	2017	2016

Income
Interest income	$700	$503
Other income	1,243	1,243

	1,943	1,746

Share of income from Operating Partnerships (Note D)	265,984	-

Expenses
Professional fees	15,688	19,058
Fund management fee, net (Note C)	(9,082)	42,047
General and administrative expenses	13,963	16,733

	20,569	77,838

NET INCOME (LOSS)	$247,358	$(76,092)

Net income (loss) allocated to assignees	$244,884	$(75,331)

Net income (loss) allocated to general partner	$2,474	$(761)

Net income (loss) per BAC	$.09	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 31

	2017	2016

Income
Interest income	$4,736	$2,103
Other income	1,116	590

	5,852	2,693

Share of income from Operating Partnerships (Note D)	45,000	791,947

Expenses
Professional fees	26,529	24,365
Fund management fee, net (Note C)	60,990	107,063
General and administrative expenses	17,307	22,281

	104,826	153,709

NET INCOME (LOSS)	$(53,974)	$640,931

Net income (loss) allocated to assignees	$(53,434)	$634,522

Net income (loss) allocated to general partner	$(540)	$6,409

Net income (loss) per BAC	$(.01)	$.14

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 32

	2017	2016

Income
Interest income	$2,930	$1,143
Other income	11,000	1,800

	13,930	2,943

Share of income from Operating Partnerships (Note D)	1,677,252	48,900

Expenses
Professional fees	19,436	18,628
Fund management fee, net (Note C)	63,474	115,780
General and administrative expenses	21,626	22,959

	104,536	157,367

NET INCOME (LOSS)	$1,586,646	$(105,524)

Net income (loss) allocated to assignees	$1,570,780	$(104,469)

Net income (loss) allocated to general partner	$15,866	$(1,055)

Net income (loss) per BAC	$.33	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,

(Unaudited)

Series 33

	2017	2016

Income
Interest income	$511	$1,258
Other income	5,329	1,800

	5,840	3,058

Share of income from Operating Partnerships (Note D)	67,454	-

Expenses
Professional fees	13,651	14,835
Fund management fee, net (Note C)	23,109	41,524
General and administrative expenses	13,345	15,875

	50,105	72,234

NET INCOME (LOSS)	$23,189	$(69,176)

Net income (loss) allocated to assignees	$22,957	$(68,484)

Net income (loss) allocated to general partner	$232	$(692)

Net income (loss) per BAC	$.01	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 34

	2017	2016

Income
Interest income	$1,448	$1,114
Other income	1,539	13,230

	2,987	14,344

Share of income from Operating Partnerships (Note D)	-	630,691

Expenses
Professional fees	17,291	18,698
Fund management fee, net (Note C)	32,897	29,061
General and administrative expenses	15,123	18,676

	65,311	66,435

NET INCOME (LOSS)	$(62,324)	$578,600

Net income (loss) allocated to assignees	$(61,701)	$572,814

Net income (loss) allocated to general partner	$(623)	$5,786

Net income (loss) per BAC	$(.02)	$.16

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 35

	2017	2016

Income
Interest income	$9,031	$6,166
Other income	2,818	4,893

	11,849	11,059

Share of income from Operating Partnerships (Note D)	2,653,528	2,543,187

Expenses
Professional fees	16,632	18,070
Fund management fee, net (Note C)	39,956	33,179
General and administrative expenses	14,895	18,647

	71,483	69,896

NET INCOME (LOSS)	$2,593,894	$2,484,350

Net income (loss) allocated to assignees	$2,567,955	$2,459,507

Net income (loss) allocated to general partner	$25,939	$24,843

Net income (loss) per BAC	$.78	$.75

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 36

	2017	2016

Income
Interest income	$5,764	$3,772
Other income	3,968	6,425

	9,732	10,197

Share of income from Operating Partnerships (Note D)	-	2,503,252

Expenses
Professional fees	17,448	16,697
Fund management fee, net (Note C)	20,968	(2,956)
General and administrative expenses	12,507	14,229

	50,923	27,970

NET INCOME (LOSS)	$(41,191)	$2,485,479

Net income (loss) allocated to assignees	$(40,779)	$2,460,624

Net income (loss) allocated to general partner	$(412)	$24,855

Net income (loss) per BAC	$(.02)	$1.17

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 37

	2017	2016

Income
Interest income	$4,368	$2,228
Other income	16,657	4,811

	21,025	7,039

Share of income from Operating Partnerships (Note D)	140,415	1,934,639

Expenses
Professional fees	16,628	13,932
Fund management fee, net (Note C)	27,941	89,661
General and administrative expenses	12,567	15,031

	57,136	118,624

NET INCOME (LOSS)	$104,304	$1,823,054

Net income (loss) allocated to assignees	$103,261	$1,804,823

Net income (loss) allocated to general partner	$1,043	$18,231

Net income (loss) per BAC	$.04	$.72

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 38

	2017	2016

Income
Interest income	$6,938	$571
Other income	17,566	66,141

	24,504	66,712

Share of income from Operating Partnerships (Note D)	-	1,795,010

Expenses
Professional fees	18,459	18,795
Fund management fee, net (Note C)	44,002	87,297
General and administrative expenses	13,369	15,656

	75,830	121,748

NET INCOME (LOSS)	$(51,326)	$1,739,974

Net income (loss) allocated to assignees	$(50,813)	$1,722,574

Net income (loss) allocated to general partner	$(513)	$17,400

Net income (loss) per BAC	$(.02)	$.68

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 39

	2017	2016

Income
Interest income	$870	$378
Other income	386	1,210

	1,256	1,588

Share of income from Operating Partnerships (Note D)	17,779	122,100

Expenses
Professional fees	19,295	17,935
Fund management fee, net (Note C)	5,130	46,920
General and administrative expenses	42,679	13,893

	67,104	78,748

NET INCOME (LOSS)	$(48,069)	$44,940

Net income (loss) allocated to assignees	$(47,588)	$44,491

Net income (loss) allocated to general partner	$(481)	$449

Net income (loss) per BAC	$(.02)	$.02

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 40

	2017	2016

Income
Interest income	$923	$276
Other income	5,172	-

	6,095	276

Share of income from Operating Partnerships (Note D)	588,952	49,000

Expenses
Professional fees	22,111	21,422
Fund management fee, net (Note C)	73,594	97,630
General and administrative expenses	13,758	16,028

	109,463	135,080

NET INCOME (LOSS)	$485,584	$(85,804)

Net income (loss) allocated to assignees	$480,728	$(84,946)

Net income (loss) allocated to general partner	$4,856	$(858)

Net income (loss) per BAC	$.18	$(.03)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 41

	2017	2016

Income
Interest income	$1,480	$492
Other income	13,908	1,302

	15,388	1,794

Share of income from Operating Partnerships (Note D)	782,887	-

Expenses
Professional fees	23,062	24,561
Fund management fee, net (Note C)	141,487	153,988
General and administrative expenses	17,027	18,513

	181,576	197,062

NET INCOME (LOSS)	$616,699	$(195,268)

Net income (loss) allocated to assignees	$610,532	$(193,315)

Net income (loss) allocated to general partner	$6,167	$(1,953)

Net income (loss) per BAC	$.21	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 42

	2017	2016

Income
Interest income	$6,138	$3,496
Other income	15,960	472

	22,098	3,968

Share of income from Operating Partnerships (Note D)	262,279	-

Expenses
Professional fees	20,336	26,102
Fund management fee, net (Note C)	113,842	120,924
General and administrative expenses	14,961	17,565

	149,139	164,591

NET INCOME (LOSS)	$135,238	$(160,623)

Net income (loss) allocated to assignees	$133,886	$(159,017)

Net income (loss) allocated to general partner	$1,352	$(1,606)

Net income (loss) per BAC	$.05	$(.06)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 43

	2017	2016

Income
Interest income	$5,156	$3,623
Other income	40,981	1,759

	46,137	5,382

Share of income from Operating Partnerships (Note D)	225,500	-

Expenses
Professional fees	23,379	27,511
Fund management fee, net (Note C)	150,203	135,689
General and administrative expenses	17,057	20,940

	190,639	184,140

NET INCOME (LOSS)	$80,998	$(178,758)

Net income (loss) allocated to assignees	$80,188	$(176,970)

Net income (loss) allocated to general partner	$810	$(1,788)

Net income (loss) per BAC	$.02	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 44

	2017	2016

Income
Interest income	$74	$29
Other income	18,760	16,818

	18,834	16,847

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	24,884	15,786
Fund management fee, net (Note C)	146,356	180,251
General and administrative expenses	14,015	16,293

	185,255	212,330

NET INCOME (LOSS)	$(166,421)	$(195,483)

Net income (loss) allocated to assignees	$(164,757)	$(193,528)

Net income (loss) allocated to general partner	$(1,664)	$(1,955)

Net income (loss) per BAC	$(.06)	$(.07)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 45

	2017	2016

Income
Interest income	$1,752	$938
Other income	27,833	32,262

	29,585	33,200

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	48,168	30,784
Fund management fee, net (Note C)	193,206	166,939
General and administrative expenses	19,978	23,743

	261,352	221,466

NET INCOME (LOSS)	$(231,767)	$(188,266)

Net income (loss) allocated to assignees	$(229,449)	$(186,383)

Net income (loss) allocated to general partner	$(2,318)	$(1,883)

Net income (loss) per BAC	$(.06)	$(.05)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Nine Months Ended December 31,
(Unaudited)

Series 46

	2017	2016

Income
Interest income	$1,273	$350
Other income	33,728	29,999

	35,001	30,349

Share of income from Operating Partnerships (Note D)	10,994	393,183

Expenses
Professional fees	20,957	21,187
Fund management fee, net (Note C)	139,338	160,841
General and administrative expenses	15,645	18,623

	175,940	200,651

NET INCOME (LOSS)	$(129,945)	$222,881

Net income (loss) allocated to assignees	$(128,646)	$220,652

Net income (loss) allocated to general partner	$(1,299)	$2,229

Net income (loss) per BAC	$(.04)	$.07

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit), April 1, 2017	$(6,338,126)	$(7,177,685)	$(13,515,811)

Contributions	-	1,070,891	1,070,891

Distributions	(420,163)	-	(420,163)

Net income (loss)	8,929,822	90,201	9,020,023

Partners' capital (deficit), December 31, 2017	$2,171,533	$(6,016,593)	$(3,845,060)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit), April 1, 2017	$(875,631)	$(320,211)	$(1,195,842)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(3,170)	(32)	(3,202)

Partners' capital deficit), December 31, 2017	$(878,801)	$(320,243)	$(1,199,044)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit), April 1, 2017	$(907,383)	$(172,752)	$(1,080,135)

Contributions	-	1,070,891	1,070,891

Distributions	-	-	-

Net income (loss)	9,152	92	9,244

Partners' capital deficit), December 31, 2017	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit), April 1, 2017	$(2,351,781)	$(245,052)	$(2,596,833)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(47,824)	(483)	(48,307)

Partners' capital deficit), December 31, 2017	$(2,399,605)	$(245,535)	$(2,645,140)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit), April 1, 2017	$(1,131,355)	$(299,152)	$(1,430,507)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	941,940	9,515	951,455

Partners' capital (deficit), December 31, 2017	$(189,415)	$(289,637)	$(479,052)

	Assignees	General Partner	Total

Series 24
Partners' capital deficit), April 1, 2017	$602,161	$(174,980)	$427,181

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(61,493)	(621)	(62,114)

Partners' capital deficit), December 31, 2017	$540,668	$(175,601)	$365,067

	Assignees	General Partner	Total

Series 25
Partners' capital deficit), April 1, 2017	$565,870	$(220,159)	$345,711

Contributions	-	-	-

Distributions	(380,117)	-	(380,117)

Net income (loss)	34,062	344	34,406

Partners' capital deficit), December 31, 2017	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital deficit), April 1, 2017	$989,245	$(311,566)	$677,679

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(14,601)	(147)	(14,748)

Partners' capital deficit), December 31, 2017	$974,644	$(311,713)	$662,931

	Assignees	General Partner	Total

Series 27
Partners' capital deficit), April 1, 2017	$3,745,499	$(170,699)	$3,574,800

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	3,181,308	32,134	3,213,442

Partners' capital deficit), December 31, 2017	$6,926,807	$(138,565)	$6,788,242

	Assignees	General Partner	Total

Series 28
Partners' capital deficit), April 1, 2017	$1,086,195	$(273,712)	$812,483

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(55,837)	(564)	(56,401)

Partners' capital deficit), December 31, 2017	$1,030,358	$(274,276)	$756,082

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital deficit), April 1, 2017	$(2,771,714)	$(370,065)	$(3,141,779)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(91,719)	(926)	(92,645)

Partners' capital deficit), December 31, 2017	$(2,863,433)	$(370,991)	$(3,234,424)

	Assignees	General Partner	Total

Series 30
Partners' capital deficit), April 1, 2017	$(1,235,163)	$(241,826)	$(1,476,989)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	244,884	2,474	247,358

Partners' capital deficit), December 31, 2017	$(990,279)	$(239,352)	$(1,229,631)

	Assignees	General Partner	Total

Series 31
Partners' capital deficit), April 1, 2017	$2,365,549	$(359,195)	$2,006,354

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(53,434)	(540)	(53,974)

Partners' capital deficit), December 31, 2017	$2,312,115	$(359,735)	$1,952,380

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital deficit), April 1, 2017	$(1,512,826)	$(425,749)	$(1,938,575)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	1,570,780	15,866	1,586,646

Partners' capital deficit), December 31, 2017	$57,954	$(409,883)	$(351,929)

	Assignees	General Partner	Total

Series 33
Partners' capital deficit), April 1, 2017	$(687,215)	$(235,002)	$(922,217)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	22,957	232	23,189

Partners' capital deficit), December 31, 2017	$(664,258)	$(234,770)	$(899,028)

	Assignees	General Partner	Total

Series 34
Partners' capital deficit), April 1, 2017	$(2,048,404)	$(324,115)	$(2,372,519)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(61,701)	(623)	(62,324)

Partners' capital deficit), December 31, 2017	$(2,110,105)	$(324,738)	$(2,434,843)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital deficit), April 1, 2017	$2,104,402	$(263,617)	$1,840,785

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	2,567,955	25,939	2,593,894

Partners' capital deficit), December 31, 2017	$4,672,357	$(237,678)	$4,434,679

	Assignees	General Partner	Total

Series 36
Partners' capital deficit), April 1, 2017	$2,194,117	$(158,305)	$2,035,812

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(40,779)	(412)	(41,191)

Partners' capital deficit), December 31, 2017	$2,153,338	$(158,717)	$1,994,621

	Assignees	General Partner	Total

Series 37
Partners' capital deficit), April 1, 2017	$130,312	$(216,426)	$(86,114)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	103,261	1,043	104,304

Partners' capital deficit), December 31, 2017	$233,573	$(215,383)	$18,190

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital deficit), April 1, 2017	$1,723,417	$(203,081)	$1,520,336

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(50,813)	(513)	(51,326)

Partners' capital deficit), December 31, 2017	$1,672,604	$(203,594)	$1,469,010

	Assignees	General Partner	Total

Series 39
Partners' capital deficit), April 1, 2017	$283,677	$(195,562)	$88,115

Contributions	-	-	-

Distributions	(40,046)	-	(40,046)

Net income (loss)	(47,588)	(481)	(48,069)

Partners' capital deficit), December 31, 2017	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital deficit), April 1, 2017	$(2,186,540)	$(249,302)	$(2,435,842)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	480,728	4,856	485,584

Partners' capital deficit), December 31, 2017	$(1,705,812)	$(244,446)	$(1,950,258)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital deficit), April 1, 2017	$(2,687,899)	$(278,836)	$(2,966,735)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	610,532	6,167	616,699

Partners' capital deficit), December 31, 2017	$(2,077,367)	$(272,669)	$(2,350,036)

	Assignees	General Partner	Total

Series 42
Partners' capital deficit), April 1, 2017	$1,303,097	$(230,209)	$1,072,888

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	133,886	1,352	135,238

Partners' capital deficit), December 31, 2017	$1,436,983	$(228,857)	$1,208,126

	Assignees	General Partner	Total

Series 43
Partners' capital deficit), April 1, 2017	$(111,017)	$(325,890)	$(436,907)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	80,188	810	80,998

Partners' capital deficit), December 31, 2017	$(30,829)	$(325,080)	$(355,909)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Nine Months Ended December 31, 2017
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital deficit), April 1, 2017	$(2,255,686)	$(262,631)	$(2,518,317)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(164,757)	(1,664)	(166,421)

Partners' capital deficit), December 31, 2017	$(2,420,443)	$(264,295)	$(2,684,738)

	Assignees	General Partner	Total

Series 45
Partners' capital deficit), April 1, 2017	$(1,712,062)	$(374,528)	$(2,086,590)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(229,449)	(2,318)	(231,767)

Partners' capital deficit), December 31, 2017	$(1,941,511)	$(376,846)	$(2,318,357)

	Assignees	General Partner	Total

Series 46
Partners' capital deficit), April 1, 2017	$(956,991)	$(275,063)	$(1,232,054)

Contributions	-	-	-

Distributions	-	-	-

Net income (loss)	(128,646)	(1,299)	(129,945)

Partners' capital deficit), December 31, 2017	$(1,085,637)	$(276,362)	$(1,361,999)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

	2017	2016

Cash flows from operating activities:

Net income (loss)	$9,020,023	$11,174,754
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(11,305,952)	(13,992,959)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(46,259)	29,567
Decrease (Increase) in other assets	1,285	-
(Decrease) Increase in accounts payable affiliates	(6,979,847)	(7,429,230)

Net cash (used in) provided by operating activities	(9,310,750)	(10,217,868)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(19,011)	-
Proceeds from the disposition of Operating Partnerships	11,061,047	13,370,012

Net cash (used in) provided by investing activities	11,042,036	13,370,012

Cash flows from financing activities:

Distributions	(420,163)	-

Net cash used in financing activities	(420,163)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,311,123	3,152,144

Cash and cash equivalents, beginning	27,209,997	21,728,069

Cash and cash equivalents, ending	$28,521,120	$24,880,213

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,070,891	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$127,351	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 20

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(3,202)	$85,419
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(42,000)	(138,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	2,000	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	16,607	19,308

Net cash (used in) provided by operating activities	(26,595)	(30,273)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	42,000	138,000

Net cash (used in) provided by investing activities	42,000	138,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	15,405	107,727

Cash and cash equivalents, beginning	271,060	180,896

Cash and cash equivalents, ending	$286,465	$288,623

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 21

	2017	2016

Cash flows from operating activities:

Net income (loss)	$9,244	$(32,860)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(67,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(250,346)	(141,846)

Net cash (used in) provided by operating activities	(308,102)	(174,706)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	67,000	-

Net cash (used in) provided by investing activities	67,000	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(241,102)	(174,706)

Cash and cash equivalents, beginning	241,102	425,168

Cash and cash equivalents, ending	$-	$250,462

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$1,070,891	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 22

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(48,307)	$(54,497)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	21,909	21,906

Net cash (used in) provided by operating activities	(26,398)	(32,591)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26,398)	(32,591)

Cash and cash equivalents, beginning	252,064	295,650

Cash and cash equivalents, ending	$225,666	$263,059

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 23

	2017	2016

Cash flows from operating activities:

Net income (loss)	$951,455	$(59,607)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(989,962)	(3,550)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(471,882)	28,092

Net cash (used in) provided by operating activities	(510,389)	(35,065)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	989,962	3,550

Net cash (used in) provided by investing activities	989,962	3,550

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	479,573	(31,515)

Cash and cash equivalents, beginning	659,167	219,677

Cash and cash equivalents, ending	$1,138,740	$188,162

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 24

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(62,114)	$(59,447)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(62,114)	(59,447)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62,114)	(59,447)

Cash and cash equivalents, beginning	427,181	502,552

Cash and cash equivalents, ending	$365,067	$443,105

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 25

	2017	2016

Cash flows from operating activities:

Net income (loss)	$34,406	$(33,866)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(97,399)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	1,250	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(61,743)	(33,866)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	97,399	-

Net cash (used in) provided by investing activities	97,399	-

Cash flows from financing activities:

Distributions	(380,117)	-

Net cash used in financing activities	(380,117)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(344,461)	(33,866)

Cash and cash equivalents, beginning	344,461	395,797

Cash and cash equivalents, ending	$-	$361,931

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 26

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(14,748)	$(89,163)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(80,000)	(18,500)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(960)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(94,748)	(108,623)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	80,000	18,500

Net cash (used in) provided by investing activities	80,000	18,500

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(14,748)	(90,123)

Cash and cash equivalents, beginning	677,679	809,362

Cash and cash equivalents, ending	$662,931	$719,239

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 27

	2017	2016

Cash flows from operating activities:

Net income (loss)	$3,213,442	$2,833,826
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(3,291,567)	(3,016,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(31,673)	4,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(109,798)	(178,174)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	3,291,567	3,016,000

Net cash (used in) provided by investing activities	3,291,567	3,016,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,181,769	2,837,826

Cash and cash equivalents, beginning	3,606,473	899,636

Cash and cash equivalents, ending	$6,788,242	$3,737,462

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 28

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(56,401)	$(42,087)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(5,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(7,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(56,401)	(54,587)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	5,000

Net cash (used in) provided by investing activities	-	5,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(56,401)	(49,587)

Cash and cash equivalents, beginning	812,483	884,427

Cash and cash equivalents, ending	$756,082	$834,840

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,

(Unaudited)

Series 29

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(92,645)	$(138,179)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	61,640	(91,860)

Net cash (used in) provided by operating activities	(31,005)	(230,039)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,005)	(230,039)

Cash and cash equivalents, beginning	345,648	618,758

Cash and cash equivalents, ending	$314,643	$388,719

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 30

	2017	2016

Cash flows from operating activities:

Net income (loss)	$247,358	$(76,092)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(265,984)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	41,872	52,263

Net cash (used in) provided by operating activities	23,246	(23,829)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	226,021	-

Net cash (used in) provided by investing activities	226,021	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	249,267	(23,829)

Cash and cash equivalents, beginning	270,126	304,293

Cash and cash equivalents, ending	$519,393	$280,464

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 31

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(53,974)	$640,931
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(45,000)	(791,947)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(3,000)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(98,974)	(154,016)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	45,000	169,000

Net cash provided by investing activities	45,000	169,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(53,974)	14,984

Cash and cash equivalents, beginning	2,047,648	1,351,761

Cash and cash equivalents, ending	$1,993,674	$1,366,745

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 32

	2017	2016

Cash flows from operating activities:

Net income (loss)	$1,586,646	$(105,524)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(1,677,252)	(48,900)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,000)	(4,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,108,083)	(627,550)

Net cash (used in) provided by operating activities	(1,200,689)	(786,474)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,677,252	48,900

Net cash provided by investing activities	1,677,252	48,900

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	476,563	(737,574)

Cash and cash equivalents, beginning	837,185	1,061,685

Cash and cash equivalents, ending	$1,313,748	$324,111

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 33

	2017	2016

Cash flows from operating activities:

Net income (loss)	$23,189	$(69,176)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(67,454)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	48,449	(850,806)

Net cash (used in) provided by operating activities	4,184	(919,982)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	950	-

Net cash (used in) provided by investing activities	950	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,134	(919,982)

Cash and cash equivalents, beginning	337,765	1,266,455

Cash and cash equivalents, ending	$342,899	$346,473

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 34

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(62,324)	$578,600
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(630,691)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	4,230
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(393,594)	(366,202)

Net cash (used in) provided by operating activities	(455,918)	(414,063)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	630,691

Net cash (used in) provided by investing activities	-	630,691

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(455,918)	216,628

Cash and cash equivalents, beginning	849,078	674,173

Cash and cash equivalents, ending	$393,160	$890,801

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 35

	2017	2016

Cash flows from operating activities:

Net income (loss)	$2,593,894	$2,484,350
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(2,653,528)	(2,543,187)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	1,770
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(551,982)	(1,386,580)

Net cash (used in) provided by operating activities	(611,616)	(1,443,647)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	2,653,528	2,543,187

Net cash (used in) provided by investing activities	2,653,528	2,543,187

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,041,912	1,099,540

Cash and cash equivalents, beginning	2,392,767	1,693,223

Cash and cash equivalents, ending	$4,434,679	$2,792,763

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 36

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(41,191)	$2,485,479
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(2,503,252)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(2,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(767,505)	(532,657)

Net cash (used in) provided by operating activities	(808,696)	(552,930)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	2,503,252

Net cash (used in) provided by investing activities	-	2,503,252

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(808,696)	1,950,322

Cash and cash equivalents, beginning	2,934,317	979,340

Cash and cash equivalents, ending	$2,125,621	$2,929,662

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 37

	2017	2016

Cash flows from operating activities:

Net income (loss)	$104,304	$1,823,054
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(140,415)	(1,934,639)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,538,773)	100,179

Net cash (used in) provided by operating activities	(1,574,884)	(11,406)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	1,977	1,934,639

Net cash (used in) provided by investing activities	1,977	1,934,639

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,572,907)	1,923,233

Cash and cash equivalents, beginning	2,096,039	340,689

Cash and cash equivalents, ending	$523,132	$2,263,922

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 38

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(51,326)	$1,739,974
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(1,795,010)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	(4,779)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,515,985)	76,230

Net cash (used in) provided by operating activities	(1,573,854)	16,415

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	1,795,010

Net cash (used in) provided by investing activities	-	1,795,010

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,573,854)	1,811,425

Cash and cash equivalents, beginning	3,042,864	333,474

Cash and cash equivalents, ending	$1,469,010	$2,144,899

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 39

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(48,069)	$44,940
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(17,779)	(122,100)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(6,543)	(4,894)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(1,154,240)	(51,654)

Net cash (used in) provided by operating activities	(1,226,631)	(133,708)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	17,779	122,100

Net cash (used in) provided by investing activities	17,779	122,100

Cash flows from financing activities:

Distributions	(40,046)	-

Net cash used in financing activities	(40,046)	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,248,898)	(11,608)

Cash and cash equivalents, beginning	1,248,898	313,691

Cash and cash equivalents, ending	$-	$302,083

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 40

	2017	2016

Cash flows from operating activities:

Net income (loss)	$485,584	$(85,804)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(588,952)	(49,000)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	42,200
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(8,631)	(180,817)

Net cash (used in) provided by operating activities	(111,999)	(273,421)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	588,952	49,000

	-	-
Net cash (used in) provided by investing activities	588,952	49,000

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	476,953	(224,421)

Cash and cash equivalents, beginning	248,318	510,705

Cash and cash equivalents, ending	$725,271	$286,284

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 41

	2017	2016

Cash flows from operating activities:

Net income (loss)	$616,699	$(195,268)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(782,887)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(2,500)	-
Decrease (Increase) in other assets	1,218	-
(Decrease) Increase in accounts payable affiliates	84,650	68,444

Net cash (used in) provided by operating activities	(82,820)	(126,824)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	782,887	-

Net cash (used in) provided by investing activities	782,887	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	700,067	(126,824)

Cash and cash equivalents, beginning	322,902	331,029

Cash and cash equivalents, ending	$1,022,969	$204,205

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 42

	2017	2016

Cash flows from operating activities:

Net income (loss)	$135,238	$(160,623)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(262,279)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	1,000	-
Decrease (Increase) in other assets	(1,183)	-
(Decrease) Increase in accounts payable affiliates	-	(2,141,040)

Net cash (used in) provided by operating activities	(127,224)	(2,301,663)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(9,503)	-
Proceeds from the disposition of Operating Partnerships	262,279	-

Net cash (used in) provided by investing activities	252,776	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	125,552	(2,301,663)

Cash and cash equivalents, beginning	1,072,528	3,412,757

Cash and cash equivalents, ending	$1,198,080	$1,111,094

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$63,676	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 43

	2017	2016

Cash flows from operating activities:

Net income (loss)	$80,998	$(178,758)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(225,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	170,998	(2,029,791)

Net cash (used in) provided by operating activities	26,496	(2,208,549)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	(9,508)	-
Proceeds from the disposition of Operating Partnerships	225,500	-

Net cash (used in) provided by investing activities	215,992	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	242,488	(2,208,549)

Cash and cash equivalents, beginning	351,638	2,886,991

Cash and cash equivalents, ending	$594,126	$678,442

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$63,675	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 44

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(166,421)	$(195,483)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	184,956	192,398

Net cash (used in) provided by operating activities	18,535	(3,085)

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,535	(3,085)

Cash and cash equivalents, beginning	66,324	44,503

Cash and cash equivalents, ending	$84,859	$41,418

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 45

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(231,767)	$(188,266)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	2,500
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	156,418	228,968

Net cash (used in) provided by operating activities	(75,349)	43,202

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(75,349)	43,202

Cash and cash equivalents, beginning	803,153	748,100

Cash and cash equivalents, ending	$727,804	$791,302

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Nine Months Ended December 31,
(Unaudited)

Series 46

	2017	2016

Cash flows from operating activities:

Net income (loss)	$(129,945)	$222,881
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(10,994)	(393,183)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(6,325)	183,785

Net cash (used in) provided by operating activities	(147,264)	13,483

Cash flows from investing activities:

Capital contributions paid to Operating Partnerships	-	-
Proceeds from the disposition of Operating Partnerships	10,994	393,183

Net cash (used in) provided by investing activities	10,994	393,183

Cash flows from financing activities:

Distributions	-	-

Net cash used in financing activities	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(136,270)	406,666

Cash and cash equivalents, beginning	651,129	243,277

Cash and cash equivalents, ending	$514,859	$649,943

Supplemental schedule of noncash investing and financing activities:

The general partner's equity balance was increased and accounts payable affiliates were reduced as a result of forgiveness of debt with an affiliate of the general partner.	$-	$-

The Fund applied notes receivable and advances to its capital contribution obligation to Operating Partnerships.	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS
December 31, 2017
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
December 31, 2017
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of December 31, 2017 and for the three and nine months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

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
December 31, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended December 31, 2017 and 2016, are as follows:

	2017	2016
Series 20	$ 5,536	$ 5,535
Series 21	2,216	2,718
Series 22	7,303	7,302
Series 23	5,556	9,270
Series 24	12,588	12,588
Series 25	-	5,934
Series 26	15,609	22,545
Series 27	8,915	25,794
Series 28	8,844	8,844
Series 29	20,547	20,547
Series 30	12,609	17,421
Series 31	19,092	37,521
Series 32	23,234	43,080
Series 33	15,654	16,398
Series 34	12,365	16,707
Series 35	10,653	22,065
Series 36	7,626	7,626
Series 37	10,957	26,424
Series 38	18,234	34,779
Series 39	1,712	13,623
Series 40	26,594	33,579
Series 41	49,564	56,148
Series 42	40,788	42,870
Series 43	55,612	57,693
Series 44	57,825	57,825
Series 45	70,359	70,800
Series 46	52,299	59,021
	$572,291	$734,657

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the nine months ended December 31, 2017 and 2016 are as follows:
	2017	2016
Series 21	$ 258,000	$ 150,000
Series 23	488,550	-
Series 24	37,764	37,764
Series 25	11,374	17,802
Series 26	60,699	70,531
Series 27	33,438	90,648
Series 28	26,532	35,835
Series 29	-	153,500
Series 31	62,490	112,563
Series 32	1,184,057	756,790
Series 33	-	900,000
Series 34	430,691	291,000
Series 35	597,597	1,460,603
Series 36	790,383	571,611
Series 37	1,574,732	-
Series 38	1,570,687	32,421
Series 39	938,915	102,774
Series 40	93,700	287,722
Series 41	70,500	100,000
Series 42	126,528	2,269,650
Series 43	-	2,202,870
Series 46	163,222	-
	$8,519,859	$9,644,084

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At December 31, 2017 and 2016, the Fund has limited partnership interests in 179 and 219 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at December 31, 2017 and 2016 are as follows:
	2017	2016
Series 20	2	3
Series 21	-	2
Series 22	3	3
Series 23	3	5
Series 24	6	6
Series 25	-	4
Series 26	9	13
Series 27	3	5
Series 28	5	5
Series 29	8	8
Series 30	6	8
Series 31	8	10
Series 32	6	8
Series 33	4	5
Series 34	4	4
Series 35	2	4
Series 36	3	3
Series 37	1	3
Series 38	4	6
Series 39	-	3
Series 40	9	11
Series 41	14	18
Series 42	13	15
Series 43	18	19
Series 44	7	7
Series 45	27	27
Series 46	14	14
	179	219

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at December 31, 2017 and 2016, are as follows:
	2017	2016
Series 29	$ 8,235	$ 8,235
Series 30	65,176	105,139
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	2,650	69,154
Series 37	-	138,438
Series 40	102	102
Series 41	100	100
Series 42	254	73,433
Series 43	26,082	99,265
Series 45	16,724	16,724
	$186,846	$578,113

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
December 31, 2017
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS - (continued)

During the nine months ended December 31, 2017 the Fund disposed of thirty Operating Partnerships. A summary of the dispositions by Series for December 31, 2017 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	1	-	$42,000	$42,000
Series 21	2	-	67,000	67,000
Series 23	-	1	989,962	989,962
Series 25	4	-	97,399	97,399
Series 26	4	-	80,000	80,000
Series 27	1	1	3,291,567	3,291,567
Series 30	1	1	226,021	265,984
Series 31	2	-	45,000	45,000
Series 32	-	1	1,677,252	1,677,252
Series 33	1	-	950	67,454
Series 35	1	-	2,653,528	2,653,528
Series 37	1	-	1,977	140,415
Series 39	1	-	17,779	17,779
Series 40	1	-	588,952	588,952
Series 41	3	-	782,887	782,887
Series 42	2	-	262,279	262,279
Series 43	1	-	225,500	225,500
Series 46	-	-	10,994	10,994
Total	26	4	$11,061,047	$11,305,952

* Fund proceeds from disposition does not include $39,963, $66,504 and $138,438 which was due to a writeoff of capital contribution payable as of December 31, 2017, for Series 30, Series 33 and Series 37, respectively.

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
December 31, 2017
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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the nine months ended September 30, 2017.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)
	2017	2016

Revenues
Rental	$ 39,192,976	$ 51,924,209
Interest and other	1,235,063	2,034,484
	40,428,039	53,958,693

Expenses
Interest	6,754,119	9,129,281
Depreciation and amortization	10,698,194	14,396,782
Operating expenses	28,924,546	37,800,040
	46,376,859	61,326,103

NET LOSS	$ (5,948,820)	$ (7,367,410)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (5,889,331)	$ (7,293,736)

Net loss allocated to other Partners	$ (59,489)	$ (73,674)

* Amounts include $(5,889,331) and $(7,293,736) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 20

	2017	2016
Revenues
Rental	$ 352,045	$ 467,857
Interest and other	24,048	25,198
	376,093	493,055

Expenses
Interest	32,617	50,048
Depreciation and amortization	91,765	122,081
Operating expenses	315,661	371,567
	440,043	543,696

NET LOSS	$ (63,950)	$ (50,641)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (63,310)	$ (50,135)

Net loss allocated to other Partners	$ (640)	$ (506)

* Amounts include $(63,310) and $(50,135) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 21

	2017	2016
Revenues
Rental	$ -	$ 379,750
Interest and other	-	2,462
	-	382,212

Expenses
Interest	-	36,545
Depreciation and amortization	-	62,275
Operating expenses	-	284,189
	-	383,009

NET LOSS	$ -	$ (797)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (789)

Net loss allocated to other Partners	$ -	$ (8)

* Amounts include $- and $(789) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 22
	2017	2016
Revenues
Rental	$ 382,584	$ 380,419
Interest and other	13,663	15,355
	396,247	395,774

Expenses
Interest	34,025	38,301
Depreciation and amortization	103,504	84,013
Operating expenses	311,606	322,022
	449,135	444,336

NET LOSS	$ (52,888)	$ (48,562)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (52,359)	$ (48,076)

Net loss allocated to other Partners	$ (529)	$ (486)

* Amounts include $(52,359) and $(48,076) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 23
	2017	2016
Revenues
Rental	$ 316,873	$1,404,840
Interest and other	15,894	48,308
	332,767	1,453,148

Expenses
Interest	18,061	114,138
Depreciation and amortization	67,348	468,885
Operating expenses	263,411	1,146,498
	348,820	1,729,521

NET LOSS	$ (16,053)	$ (276,373)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (15,892)	$ (273,608)

Net loss allocated to other Partners	$ (161)	$ (2,765)

* Amounts include $(15,892) and $(273,608) for 2017 and 2016, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 24
	2017	2016
Revenues
Rental	$ 768,883	$ 770,493
Interest and other	15,362	14,924
	784,245	785,417

Expenses
Interest	67,689	68,965
Depreciation and amortization	211,044	205,010
Operating expenses	620,298	606,482
	899,031	880,457

NET LOSS	$ (114,786)	$ (95,040)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (113,638)	$ (94,090)

Net loss allocated to other Partners	$ (1,148)	$ (950)

* Amounts include $(113,638) and $(94,090) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 25
	2017	2016
Revenues
Rental	$ -	$ 644,357
Interest and other	-	20,795
	-	665,152

Expenses
Interest	-	76,186
Depreciation and amortization	-	121,323
Operating expenses	-	494,613
	-	692,122

NET LOSS	$ -	$ (26,970)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (26,700)

Net loss allocated to other Partners	$ -	$ (270)

* Amounts include $- and $(26,700) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 26
	2017	2016
Revenues
Rental	$ 1,258,324	$ 1,680,959
Interest and other	22,706	37,896
	1,281,030	1,718,855

Expenses
Interest	208,522	272,097
Depreciation and amortization	321,930	432,391
Operating expenses	1,099,558	1,446,677
	1,630,010	2,151,165

NET LOSS	$ (348,980)	$ (432,310)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (345,490)	$ (427,987)

Net loss allocated to other Partners	$ (3,490)	$ (4,323)

* Amounts include $(345,490) and $(427,987) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 27
	2017	2016
Revenues
Rental	$ 563,566	$ 2,048,745
Interest and other	7,923	9,002
	571,489	2,057,747

Expenses
Interest	32,644	363,382
Depreciation and amortization	165,370	455,020
Operating expenses	457,051	1,396,897
	655,065	2,215,299

NET LOSS	$ (83,576)	$ (157,552)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (82,740)	$ (155,976)

Net loss allocated to other Partners	$ (836)	$ (1,576)

* Amounts include $(82,740) and $(155,976) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 28
	2017	2016
Revenues
Rental	$ 751,710	$ 736,324
Interest and other	18,953	14,925
	770,663	751,249

Expenses
Interest	122,273	113,463
Depreciation and amortization	169,333	173,079
Operating expenses	587,874	655,453
	879,480	941,995

NET LOSS	$ (108,817)	$ (190,746)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (107,729)	$ (188,839)

Net loss allocated to other Partners	$ (1,088)	$ (1,907)

* Amounts include $(107,729) and $(188,839) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 29

	2017	2016
Revenues
Rental	$ 1,311,305	$ 1,423,670
Interest and other	126,151	108,448
	1,437,456	1,532,118

Expenses
Interest	295,053	307,632
Depreciation and amortization	371,636	367,084
Operating expenses	1,166,408	1,153,171
	1,833,097	1,827,887

NET LOSS	$ (395,641)	$ (295,769)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (391,685)	$ (292,811)

Net loss allocated to other Partners	$ (3,956)	$ (2,958)

* Amounts include $(391,685) and $(292,811) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 30
	2017	2016
Revenues
Rental	$ 772,562	$ 1,124,928
Interest and other	18,959	81,835
	791,521	1,206,763

Expenses
Interest	70,220	132,921
Depreciation and amortization	217,874	303,986
Operating expenses	606,608	927,999
	894,702	1,364,906

NET LOSS	$ (103,181)	$ (158,143)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (102,149)	$ (156,562)

Net loss allocated to other Partners	$ (1,032)	$ (1,581)

* Amounts include $(102,149) and $(156,562) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 31
	2017	2016
Revenues
Rental	$ 1,132,079	$ 2,384,452
Interest and other	33,083	188,273
	1,165,162	2,572,725

Expenses
Interest	107,647	236,725
Depreciation and amortization	385,046	707,858
Operating expenses	1,013,004	1,911,268
	1,505,697	2,855,851

NET LOSS	$ (340,535)	$ (283,126)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (337,130)	$ (280,295)

Net loss allocated to other Partners	$ (3,405)	$ (2,831)

* Amounts include $(337,130) and $(280,295) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 32
	2017	2016
Revenues
Rental	$ 1,475,541	$ 2,468,262
Interest and other	35,824	278,117
	1,511,365	2,746,379

Expenses
Interest	240,025	388,448
Depreciation and amortization	455,816	779,977
Operating expenses	1,192,506	2,010,447
	1,888,347	3,178,872

NET LOSS	$ (376,982)	$ (432,493)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (373,212)	$ (428,168)

Net loss allocated to other Partners	$ (3,770)	$ (4,325)

* Amounts include $(373,212) and $(428,168) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 33
	2017	2016
Revenues
Rental	$ 1,040,194	$ 1,030,707
Interest and other	36,781	34,834
	1,076,975	1,065,541

Expenses
Interest	179,339	173,255
Depreciation and amortization	260,563	284,822
Operating expenses	784,939	777,630
	1,224,841	1,235,707

NET LOSS	$ (147,866)	$ (170,166)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (146,387)	$ (168,464)

Net loss allocated to other Partners	$ (1,479)	$ (1,702)

* Amounts include $(146,387) and $(168,464) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 34
	2017	2016
Revenues
Rental	$ 728,809	$ 1,029,229
Interest and other	26,259	32,598
	755,068	1,061,827

Expenses
Interest	78,197	156,982
Depreciation and amortization	206,720	283,865
Operating expenses	565,852	841,070
	850,769	1,281,917

NET LOSS	$ (95,701)	$ (220,090)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (94,744)	$ (217,889)

Net loss allocated to other Partners	$ (957)	$ (2,201)

* Amounts include $(94,744) and $(217,889) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 35
	2017	2016
Revenues
Rental	$ 829,380	$ 1,684,024
Interest and other	22,600	60,075
	851,980	1,744,099

Expenses
Interest	138,051	329,373
Depreciation and amortization	254,427	602,766
Operating expenses	482,739	1,057,585
	875,217	1,989,724

NET LOSS	$ (23,237)	$ (245,625)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (23,005)	$ (243,169)

Net loss allocated to other Partners	$ (232)	$ (2,456)

* Amounts include $(23,005) and $(243,169) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 36
	2017	2016
Revenues
Rental	$ 483,137	$ 473,966
Interest and other	13,767	13,853
	496,904	487,819

Expenses
Interest	96,625	87,368
Depreciation and amortization	126,835	146,670
Operating expenses	372,348	367,176
	595,808	601,214

NET LOSS	$ (98,904)	$ (113,395)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (97,915)	$ (112,261)

Net loss allocated to other Partners	$ (989)	$ (1,134)

* Amounts include $(97,915) and $(112,261) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 37

	2017	2016
Revenues
Rental	$ 588,136	$ 1,824,071
Interest and other	58,474	93,131
	646,610	1,917,202

Expenses
Interest	96,219	390,254
Depreciation and amortization	197,321	622,199
Operating expenses	441,915	1,368,577
	735,455	2,381,030

NET LOSS	$ (88,845)	$ (463,828)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (87,957)	$ (459,190)

Net loss allocated to other Partners	$ (888)	$ (4,638)

* Amounts include $(87,957) and $(459,190) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 38
	2017	2016
Revenues
Rental	$ 1,331,140	$ 2,435,309
Interest and other	16,255	67,401
	1,347,395	2,502,710

Expenses
Interest	185,342	430,695
Depreciation and amortization	279,470	583,791
Operating expenses	960,761	1,692,637
	1,425,573	2,707,123

NET LOSS	$ (78,178)	$ (204,413)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (77,396)	$ (202,369)

Net loss allocated to other Partners	$ (782)	$ (2,044)

* Amounts include $(77,396) and $(202,369) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 39
	2017	2016
Revenues
Rental	$ -	$ 1,039,650
Interest and other	-	43,692
	-	1,083,342

Expenses
Interest	-	214,492
Depreciation and amortization	-	243,036
Operating expenses	-	727,512
	-	1,185,040

NET LOSS	$ -	$ (101,698)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (100,681)

Net loss allocated to other Partners	$ -	$ (1,017)

* Amounts include $- and $(100,681) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 40
	2017	2016
Revenues
Rental	$ 1,677,092	$ 2,063,291
Interest and other	37,872	40,671
	1,714,964	2,103,962

Expenses
Interest	342,476	431,037
Depreciation and amortization	493,185	610,754
Operating expenses	1,380,725	1,411,808
	2,216,386	2,453,599

NET LOSS	$ (501,422)	$ (349,637)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (496,408)	$ (346,141)

Net loss allocated to other Partners	$ (5,014)	$ (3,496)

* Amounts include $(496,408) and $(346,141) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 41

	2017	2016
Revenues
Rental	$ 3,731,606	$ 4,092,808
Interest and other	78,700	105,538
	3,810,306	4,198,346

Expenses
Interest	774,931	835,787
Depreciation and amortization	893,311	1,017,190
Operating expenses	2,606,559	2,752,748
	4,274,801	4,605,725

NET LOSS	$ (464,495)	$ (407,379)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (459,850)	$ (403,305)

Net loss allocated to other Partners	$ (4,645)	$ (4,074)

* Amounts include $(459,850) and $(403,305) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 42
	2017	2016
Revenues
Rental	$ 2,581,674	$ 2,696,145
Interest and other	103,563	212,506
	2,685,237	2,908,651

Expenses
Interest	560,478	575,368
Depreciation and amortization	801,778	844,726
Operating expenses	1,918,744	2,089,988
	3,281,000	3,510,082

NET LOSS	$ (595,763)	$ (601,431)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (589,805)	$ (595,417)

Net loss allocated to other Partners	$ (5,958)	$ (6,014)

* Amounts include $(589,805) and $(595,417) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 43
	2017	2016
Revenues
Rental	$ 3,823,594	$ 3,876,925
Interest and other	186,172	164,754
	4,009,766	4,041,679

Expenses
Interest	586,218	585,992
Depreciation and amortization	1,263,725	1,312,092
Operating expenses	2,952,130	2,959,326
	4,802,073	4,857,410

NET LOSS	$ (792,307)	$ (815,731)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (784,384)	$ (807,574)

Net loss allocated to other Partners	$ (7,923)	$ (8,157)

* Amounts include $(784,384) and $(807,574) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 44
	2017	2016
Revenues
Rental	$ 4,397,610	$ 4,391,077
Interest and other	136,412	120,037
	4,534,022	4,511,114

Expenses
Interest	1,051,820	1,077,199
Depreciation and amortization	1,025,862	1,079,209
Operating expenses	2,635,539	2,519,646
	4,713,221	4,676,054

NET LOSS	$ (179,199)	$ (164,940)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (177,407)	$ (163,291)

Net loss allocated to other Partners	$ (1,792)	$ (1,649)

* Amounts include $(177,407) and $(163,291) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 45
	2017	2016
Revenues
Rental	$ 5,430,265	$ 5,379,892
Interest and other	110,355	106,730
	5,540,620	5,486,622

Expenses
Interest	727,734	766,156
Depreciation and amortization	1,476,660	1,506,167
Operating expenses	3,931,531	3,831,853
	6,135,925	6,104,176

NET LOSS	$ (595,305)	$ (617,554)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (589,352)	$ (611,378)

Net loss allocated to other Partners	$ (5,953)	$ (6,176)

* Amounts include $(589,352) and $(611,378) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Nine Months Ended September 30,
(Unaudited)

Series 46
	2017	2016
Revenues
Rental	$ 3,464,867	$ 3,992,059
Interest and other	75,287	93,126
	3,540,154	4,085,185

Expenses
Interest	707,913	876,472
Depreciation and amortization	857,671	976,513
Operating expenses	2,256,779	2,675,201
	3,822,363	4,528,186

NET LOSS	$ (282,209)	$ (443,001)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (279,387)	$ (438,571)

Net loss allocated to other Partners	$ (2,822)	$ (4,430)

* Amounts include $(279,387) and $(438,571) for 2017 and 2016, respectively, of net loss not recognized under the equity method of accounting.

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
December 31, 2017
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

NOTE G - SUBSEQUENT EVENTS

Subsequent to December 31, 2017, the Fund has entered into an agreement to transfer the interest in three operating limited partnerships. The estimated transfer price and other terms for the dispositions of the operating limited partnerships have been determined. The estimated proceeds to be received for the operating limited partnership is $755,204. The estimated gain on the transfer of the operating limited partnership is $750,204 and is expected to be recognized in the fourth quarter of fiscal year ending March 31, 2018.

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

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the nine months ended December 31, 2017 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended December 31, 2017 were $572,291 and total fund management fees accrued as of December 31, 2017 were $32,440,446. During the nine months ended December 31, 2017, $8,519,859 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of December 31, 2017, an affiliate of the general partner of the Fund advanced a total of $217,533 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the nine months ended December 31, 2017, $11,480 was advanced to Series 44 from an affiliate of the general partner, as well as $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of December 31, 2017.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 22 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2017, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended December 31, 2017, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2017, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 19 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2017, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 18 of the Operating Partnerships and 6 remain.

Prior to the quarter ended December 31, 2017, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 Operating Partnerships.

Prior to the quarter ended December 31, 2017, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 36 of the Operating Partnerships and 9 remain.

Prior to the quarter ended December 31, 2017, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 13 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2017, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2017, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 14 of the Operating Partnerships and 8 remain.

During the quarter ended December 31, 2017, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 2 Operating Partnerships in the amount of $8,235 as of December 31, 2017. The remaining contributions will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2017, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $65,176 as of December 31, 2017. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2017, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of December 31, 2017. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

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

During the quarter ended December 31, 2017, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 6 of the Operating Partnerships and 4 remain.

During the quarter ended December 31, 2017, Series 33 did not record any releases of capital contributions. Series 33 has outstanding contributions payable to 1 Operating Partnership in the amount of $2,650 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2017, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended December 31, 2017, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended December 31, 2017, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 6 of the Operating Partnerships and 1 remains.

Prior to the quarter ended December 31, 2017, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended December 31, 2017, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

Series 39

The Fund commenced offering BACs in Series 39 on August 1, 2000. Offers and sales of BACs in Series 39 were completed on January 31, 2001. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 9 Operating Partnerships in the amount of $17,115,492. Series 39 has since sold its interest in all 9 of the Operating Partnerships. In addition, the Fund committed and used $192,987 of Series 39 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended December 31, 2017, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2017, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 9 of the Operating Partnerships and 14 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2017, Series 41 did not record any releases of capital contributions. Series 41 has outstanding contributions payable to 1 Operating Partnership in the amount of $100 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 10 of the Operating Partnerships and 13 remain.

During the quarter ended December 31, 2017, Series 42 released $9,503 of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 5 of the Operating Partnerships and 18 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended December 31, 2017, Series 43 released $9,508 of capital contributions. Series 43 has outstanding contributions payable to 1 Operating Partnership in the amount of $26,082 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2017, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended December 31, 2017, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of December 31, 2017. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended December 31, 2017, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of December 31, 2017 and 2016, the Fund held limited partnership interests in 179 and 219 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three and nine months ended December 31, 2017, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 5,536	$ 200	$ 5,336
Series 21	2,216	-	2,216
Series 22	7,303	-	7,303
Series 23	5,556	-	5,556
Series 24	12,588	490	12,098
Series 25	-	-	-
Series 26	15,609	-	15,609
Series 27	8,915	8,760	155
Series 28	8,844	-	8,844
Series 29	20,547	-	20,547
Series 30	12,609	2,400	10,209
Series 31	19,092	-	19,092
Series 32	23,234	6,000	17,234
Series 33	15,654	18,840	(3,186)
Series 34	12,365	-	12,365
Series 35	10,653	3,200	7,453
Series 36	7,626	-	7,626
Series 37	10,957	-	10,957
Series 38	18,234	10,200	8,034
Series 39	1,712	-	1,712
Series 40	26,594	11,475	15,119
Series 41	49,564	11,715	37,849
Series 42	40,788	5,739	35,049
Series 43	55,612	1,365	54,247
Series 44	57,825	26,120	31,705
Series 45	70,359	2,005	68,354
Series 46	52,299	6,931	45,368
	$572,291	$115,440	$456,851

	9 Months Gross Fund Management Fee	9 Months Asset Management and Reporting Fee	9 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 16,607	$ 2,312	$ 14,295
Series 21	7,654	2,051	5,603
Series 22	21,909	500	21,409
Series 23	16,668	1,750	14,918
Series 24	37,764	2,835	34,929
Series 25	11,374	1,692	9,682
Series 26	60,699	3,841	56,858
Series 27	33,438	10,760	22,678
Series 28	26,532	2,000	24,532
Series 29	61,640	3,387	58,253
Series 30	41,872	50,954	(9,082)
Series 31	62,490	1,500	60,990
Series 32	75,974	12,500	63,474
Series 33	48,449	25,340	23,109
Series 34	37,097	4,200	32,897
Series 35	45,615	5,659	39,956
Series 36	22,878	1,910	20,968
Series 37	35,959	8,018	27,941
Series 38	54,702	10,700	44,002
Series 39	5,130	-	5,130
Series 40	85,069	11,475	73,594
Series 41	155,150	13,663	141,487
Series 42	126,528	12,686	113,842
Series 43	170,998	20,795	150,203
Series 44	173,476	27,120	146,356
Series 45	211,077	17,871	193,206
Series 46	156,897	17,559	139,338
	$1,803,646	$273,078	$1,530,568

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 20 reflects a net loss from Operating Partnerships of $(63,950) and $(50,641), respectively, which includes depreciation and amortization of $91,765 and $122,081, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In December 2017, the investment general partner transferred its interest in Fair Oaks Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,279,482 and cash proceeds to the investment partnership of $44,000. Of the total proceeds received, $2,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $42,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $42,000 as of December 31, 2017.

Series 21

As of December 31, 2016, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2017.

For the nine month periods ended December 31, 2017 and 2016, Series 21 reflects a net loss from Operating Partnerships of $- and $(797), respectively, which includes depreciation and amortization of $- and $62,275, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2017, the investment general partner transferred its interest in Better Homes of Havelock Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,591,112 and cash proceeds to the investment partnership of $60,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $57,500 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $57,500 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Liveoak Village Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $672,305 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,500 were returned to cash reserves held by Series 21. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,500 as of December 31, 2017.

Series 22

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 22 reflects a net loss from Operating Partnerships of $(52,888) and $(48,562), respectively, which includes depreciation and amortization of $103,504 and $84,013, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 23

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 23 reflects a net loss from Operating Partnerships of $(16,053) and $(276,373), respectively, which includes depreciation and amortization of $67,348 and $468,885, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2017, the operating general partner of Sacramento SRO Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 21, 2017. The sales price of the property was $3,800,000, which included the outstanding mortgage balance of approximately $2,701,113 and cash proceeds to the investment partnership of $964,665. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $959,665 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $959,665 as of June 30, 2017. In October 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $30,297 which was returned to the cash reserves.

Series 24

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 24 reflects a net loss from Operating Partnerships of $(114,786) and $(95,040), respectively, which includes depreciation and amortization of $211,044 and $205,010, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 25

As of December 31, 2016, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2017.

For the nine month periods ended December 31, 2017 and 2016, Series 25 reflects a net loss from Operating Partnerships of $- and $(26,970), respectively, which includes depreciation and amortization of $- and $121,323, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In September 2017, the investment general partner transferred its interest in Ethel Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $736,238 and cash proceeds to the investment partnership of $21,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,500 as of September 30, 2017.

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

In September 2017, the investment general partner transferred its interest in Shannon Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,157,526 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in West Point Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $638,133 and cash proceeds to the investment partnership of $35,311. Of the total proceeds received, $1,412 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $33,899 were returned to cash reserves held by Series 25. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $33,899 as of September 30, 2017.

Series 26

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 26 reflects a net loss from Operating Partnerships of $(348,980) and $(432,310), respectively, which includes depreciation and amortization of $321,930 and $432,391, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2017, the investment general partner transferred its interest in Mason Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $849,683 and cash proceeds to the investment partnership of $18,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $16,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $16,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Maxton Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $802,661 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Meridian Housing Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $651,291 and cash proceeds to the investment partnership of $36,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $34,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $34,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Timmonsville Green Associates Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $970,535 and cash proceeds to the investment partnership of $16,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $14,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $14,500 as of September 30, 2017.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 27 reflects a net loss from Operating Partnerships of $(83,576) and $(157,552), respectively, which includes depreciation and amortization of $165,370 and $455,020, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2016, the investment general partner transferred 50% of its interest in Canisteo Manor, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $438,188 and nominal cash proceeds to the investment partnership. There were no cash proceeds available to pay expenses related to the transfer and no proceeds were returned to cash reserves held by Series 27. The remaining 50% investment limited partner interest in the Operating Partnership was transferred in November 2017 for the assumption of approximately $438,188 of the remaining outstanding mortgage balance and nominal consideration. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the transfer of the Operating Partnership has been recorded.

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

Angelou Court

Series 28

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 28 reflects a net loss from Operating Partnerships of $(108,817) and $(190,746), respectively, which includes depreciation and amortization of $169,333 and $173,079, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 29 reflects a net loss from Operating Partnerships of $(395,641) and $(295,769), respectively, which includes depreciation and amortization of $371,636 and $367,084, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

Harbor Pointe/MHT LDHA

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 30 reflects a net loss from Operating Partnerships of $(103,181) and $(158,143), respectively, which includes depreciation and amortization of $217,874 and $303,986, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In February 2017, the operating general partner of Linden Partners II, LLC entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2017. The sales price of the property was $1,125,000, which included the outstanding mortgage balance of approximately $681,507 and cash proceeds to the investment partnership of $192,168. Of the total proceeds received by the investment partnership, $40,738 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $148,430 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $148,430 as of June 30, 2017. In July 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $2,091 which was returned to the cash reserves.

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

Bellwood Four Limited Partnership

JMC Limited Liability Company

Series 31

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 31 reflects a net loss from Operating Partnerships of $(340,535) and $(283,126), respectively, which includes depreciation and amortization of $385,046 and $707,858, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In September 2017, the investment general partner transferred its interest in Ellisville Housing, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $508,068 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of September 30, 2017.

In September 2017, the investment general partner transferred its interest in Hattiesburg Housing, Inc. to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $773,195 and cash proceeds to the investment partnership of $24,000. Of the total proceeds received, $1,500 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $22,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $22,500 as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

Series 32

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at December 31, 2017, all of which were at 100% Qualified Occupancy

For the nine month periods ended December 31, 2017 and 2016, Series 32 reflects a net loss from Operating Partnerships of $(376,982) and $(432,493), respectively, which includes depreciation and amortization of $455,816 and $779,977, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In August 2015, the operating general partner of Pearl Partners, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2015. In December 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $128,747 which was returned to the cash reserves.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

Parkside Plaza, LLP

Series 33

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 33 reflects a net loss from Operating Partnerships of $(147,866) and $(170,166), respectively, which includes depreciation and amortization of $260,563 and $284,822, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In October 2017, the investment general partner transferred their respective interests in Stearns Assisted Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $435,500 and cash proceeds to the investment partnerships of $1,583 and $3,295 for Series 33 and Series 37, respectively. Of the total proceeds received, $633 and $1,318 for Series 33 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $950 and $1,977 for Series 33 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $950 and $1,977 for Series 33 and Series 37, respectively, as of December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Harbor Pointe/MHT LDHA

Series 34

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 34 reflects a net loss from Operating Partnerships of $(95,701) and $(220,090), respectively, which includes depreciation and amortization of $206,720 and $283,865, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 35 reflects a net loss from Operating Partnerships of $(23,237) and $(245,625), respectively, which includes depreciation and amortization of $254,427 and $602,766, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 36

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 36 reflects a net loss from Operating Partnerships of $(98,904) and $(113,395), respectively, which includes depreciation and amortization of $126,835 and $146,670, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at December 31, 2017, which was at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 37 reflects a net loss from Operating Partnerships of $(88,845) and $(463,828), respectively, which includes depreciation and amortization of $197,321 and $622,199, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In October 2017, the investment general partner transferred their respective interests in Stearns Assisted Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $435,500 and cash proceeds to the investment partnerships of $1,583 and $3,295 for Series 33 and Series 37, respectively. Of the total proceeds received, $633 and $1,318 for Series 33 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $950 and $1,977 for Series 33 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $950 and $1,977 for Series 33 and Series 37, respectively, as of December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Ashton Ridge L.D.H.A., L.P.

Series 38

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at December 31, 2017, all of which were at 100% qualified occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 38 reflects a net loss from Operating Partnerships of $(78,178) and $(204,413), respectively, which includes depreciation and amortization of $279,470 and $583,791, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 39

As of December 31, 2016, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of December 31, 2017.

For the nine month periods ended December 31, 2017 and 2016, Series 39 reflects net loss from Operating Partnerships of $- and $(101,698), respectively, which includes depreciation and amortization of $- and $243,036, respectively. This is an interim period estimate; it is not indicative of the final year end results.

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

In December 2017, the investment general partner transferred its interest in Timber Trails I Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $717,617 and cash proceeds to the investment partnership of $22,779. Of the total proceeds received, $5,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,779 were returned to cash reserves held by Series 39. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,779 as of December 31, 2017.

Series 40

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at December 31, 2017, all of which at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 40 reflects a net loss from Operating Partnerships of $(501,422) and $(349,637), respectively, which includes depreciation and amortization of $493,185 and $610,754, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

MA No 2

Center Place Apartments II Limited Partnership

Oakland Partnership

Series 41

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 41 reflects a net loss from Operating Partnerships of $(464,495) and $(407,379), respectively, which includes depreciation and amortization of $893,311 and $1,017,190, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period expired on December 31, 2017.

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

In December 2017, the investment general partner transferred its interest in Bienville Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $677,463 and cash proceeds to the investment partnership of $18,179. Of the total proceeds received, $1,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,179 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,179 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Red Hill Apartments I Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $753,606 and cash proceeds to the investment partnership of $46,879. Of the total proceeds received, $1,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,879 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $45,879 as of December 31, 2017.

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Bienville Partnership, A L.P.

San Diego/Fox Hollow, LP

Series 42

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 13 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 42 reflects a net loss from Operating Partnerships of $(595,763) and $(601,431), respectively, which includes depreciation and amortization of $801,778 and $844,726, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period expired on December 31, 2017.

In November 2017, the investment general partner transferred their respective interests in Dorchester Court LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,993,006 and cash proceeds to the investment partnerships of $230,000 and $230,000 for Series 42 and Series 43, respectively. Of the total proceeds received, $4,500 and $4,500 for Series 42 and Series 43, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $225,500 and $225,500 for Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $225,500 and $225,500 for Series 42 and Series 43, respectively, as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Natchez Place Apartments II Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $726,453 and cash proceeds to the investment partnership of $37,779. Of the total proceeds received, $1,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,779 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $36,779 as of December 31, 2017.

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Wingfield Apartments Partnership II, LP

Series 43

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 18 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 43 reflects a net loss from Operating Partnerships of $(792,307) and $(815,731), respectively, which includes depreciation and amortization of $1,263,725 and $1,312,092, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In November 2017, the investment general partner transferred their respective interests in Dorchester Court LDHA Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $3,993,006 and cash proceeds to the investment partnerships of $230,000 and $230,000 for Series 42 and Series 43, respectively. Of the total proceeds received, $4,500 and $4,500 for Series 42 and Series 43, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $225,500 and $225,500 for Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $225,500 and $225,500 for Series 42 and Series 43, respectively, as of December 31, 2017.

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, will paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

San Diego/Fox Hollow LP.

Parkside Plaza, LLP

Series 44

As of December 31, 2017 and 2016, the average Qualified Occupancy was 100%. The series had a total of 7 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 44 reflects a net loss from Operating Partnerships of $(179,199) and $(164,940), respectively, which includes depreciation and amortization of $1,025,862 and $1,079,209, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 27 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 45 reflects a net loss from Operating Partnerships of $(595,305) and $(617,554), respectively, which includes depreciation and amortization of $1,476,660 and $1,506,167 respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Brookside Square Limited Partnership (Brookside Square Apartments) is a 32-unit property located in Boykins, VA. On June 18, 2017 a guest of the property, while trying to park the car, drove into unit 202 causing significant structural damage. There were no injuries reported, and as a result of the accident units 202 and 203 were condemned by the building inspector. One resident was evicted as a result of the accident and one resident was relocated to a vacant unit. The management agent hired a contractor to complete the repairs at a cost of $20,443. The work started October 3, 2017 and completed on November 3, 2017. The property received full reimbursement for the claim, and loss of rents in the amount of $2,108. The property operated above breakeven with occupancy of 94% as of December 31, 2017. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period with will expire on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Brookside Square Limited Partnership subsequent to December 31, 2017.

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

Harbor Pointe II/MHT LDHA Limited Partnership (Harbor Pointe II Apartments) is a 72-unit family property located in Benton Harbor, MI. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period expired on December 31, 2017.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2016 due to high operating expenses. An increase in legal costs and a drop in occupancy at the beginning of 2017 caused below breakeven operations to continue through the third quarter. Occupancy improved to 98% in December 2017 and averaged 96% for the year. Increased revenues combined with a decrease in operating expenses in the fourth quarter allowed the property to operate slightly above breakeven. The investment general partner will continue to work with the operating general partner and the management company to maintain improved operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Borger Fountainhead L.P. (La Mirage Apartments) is a 48-unit family property in Borger, Texas. The property operated below breakeven in 2016 due to high maintenance and administrative expenses and low occupancy. Occupancy has improved to 93% in 2017 and maintenance and administrative expenses have both decreased. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2018. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Borger Fountainhead, Limited Partnership subsequent to December 31, 2017.

Heritage Christian Home III, L.P. (Heritage Christian Home III, LP) is a 12-unit assisted living single room occupancy property for adults with developmental disabilities located in Rochester, NY. The property operated below breakeven in 2016 due to the allocation of staff salaries that had not been previously allocated to the property. Previously the salaries were funded by the operating general partner and guarantor. The staffs' salaries are now allocated to the property and any resulting operating deficits will be funded by the operating general partner. Due to the increased administrative expense, the property continued to operate below breakeven in 2017. The operating general partners operating deficit guarantee is unlimited in time and amount. The 15-year low income housing tax credit compliance period for Heritage Christian Home III, LP expired on December 31, 2017.

Reese I Limited Partnership (Reese Village Apartments) is a 40-unit property located in Emporia, VA. The property operated below breakeven in 2017 with occupancy of 93% as of December 31, 2017. The property is aging, and requiring significant replacements and repairs for each unit turn, which is the leading cause of the below breakeven operations. Management also replaced the manager and maintenance man for poor performance in 2017. With a new on-site management team in place, and more careful monitoring of expenses, the property will work towards breakeven operations. The investment general partner will work with the operating general partner on ways to reduce operating expenses. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2019.

Series 46

As of December 31, 2017 and 2016, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at December 31, 2017, all of which were at 100% Qualified Occupancy.

For the nine month periods ended December 31, 2017 and 2016, Series 46 reflects a net loss from Operating Partnerships of $(282,209) and $(443,001), respectively, which includes depreciation and amortization of $857,671 and $976,513, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated below breakeven in 2016 largely due to high operating expenses. The property continued to operate below breakeven through the fourth quarter of 2017. High operating expenses are the main cause of the below breakeven operations. The investment general partner continues to work with the operating general partner and the management company to reduce expenses. The operating general partners operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2016 due to high operating expenses. An increase in legal costs and a drop in occupancy at the beginning of 2017 caused below breakeven operations to continue through the third quarter. Occupancy improved to 98% in December 2017 and averaged 96% for the year. Increased revenues combined with a decrease in operating expenses in the fourth quarter allowed the property to operate slightly above breakeven. The investment general partner will continue to work with the operating general partner and the management company to maintain improved operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

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

On November 22, 2016, the operating general partner of Agent Kensington Limited Partnership sold the property to an unrelated third party buyer. The sales price of the property was $6,625,000, which included the outstanding mortgage balance of approximately $4,023,594 and cash proceeds to the investment partnership of $398,183. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $393,183 were returned to cash reserves held by Series 46. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $393,183 as of December 31, 2016. In December 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership's cash in the amount of $10,994 which was returned to the cash reserves.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated slightly above breakeven in 2016 but operated below breakeven through the fourth quarter of 2017, mainly due to low occupancy. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended December 31, 2017 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

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

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: February 13, 2018		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

February 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

February 13, 2018	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.