Form 10-K
period 2018-03-31
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2018-06-22
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

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

FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED MARCH 31, 2018

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

A Registration Statement on Form S-11 and the related prospectus, (together with each subsequently filed prospectus, the "Prospectus") were filed with the Securities and Exchange Commission and became effective December 16, 1993, in connection with a public offering (together with each subsequent offering of BACs described herein, the "Offering") in one or more series of a minimum of 250,000 BACs and a maximum of 30,000,000 BACs at $10 per BAC. On April 18, 1996, a Form S-11, which registered an additional 10,000,000 BACs for sale to the public in one or more series, became effective. On April 2, 1998, a Form S-11, which registered an additional 25,000,000 BACs for sale to the public in one or more series, became effective. On August 31, 1999, a Form S-11, which registered an additional 8,000,000 BACs for sale to the public, became effective. On July 26, 2000, a Form S-11, which registered an additional 7,500,000 BACs for sale to the public, became effective. On July 23, 2001, a Form S-11, which registered an additional 7,000,000 BACs for sale to the public, became effective. On July 24, 2002, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. On July 1, 2003, a Form S–11, which registered an additional 7,000,000 BAC’s for sale to the public, became effective. As of March 31, 2018, subscriptions had been received and accepted by the General Partner in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43 Series 44, Series 45 and Series 46 for 83,651,080 BACs in twenty-seven series representing capital contributions of $836,177,880 in the aggregate.

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

As of March 31, 2018 the Fund had invested in 2 Operating Partnerships on behalf of Series 20, 0 Operating Partnerships on behalf of Series 21, 3 Operating Partnerships on behalf of Series 22, 3 Operating Partnerships on behalf of Series 23, 5 Operating Partnerships on behalf of Series 24, 0 Operating Partnerships on behalf of Series 25, 9 Operating Partnerships on behalf of Series 26, 3 Operating Partnerships on behalf of Series 27, 5 Operating Partnerships on behalf of Series 28, 7 Operating Partnerships on behalf of Series 29, 5 Operating Partnerships on behalf of Series 30, 8 Operating Partnerships on behalf of Series 31, 6 Operating Partnerships on behalf of Series 32, 3 Operating Partnerships on behalf of Series 33, 4 Operating Partnerships on behalf of Series 34, 2 Operating Partnerships on behalf of Series 35, 3 Operating Partnerships on behalf of Series 36, 1 Operating Partnership on behalf of Series 37, 4 Operating Partnerships on behalf of Series 38, 0 Operating Partnerships on behalf of Series 39, 9 Operating Partnerships on behalf of Series 40, 12 Operating Partnerships on behalf of Series 41, 11 Operating Partnerships on behalf of Series 42, 17 Operating Partnerships on behalf of Series 43, 7 Operating Partnerships on behalf of Series 44, 26 Operating Partnerships on behalf of Series 45 and 14 Operating Partnerships on behalf of Series 46. A description of these Operating Partnerships is set forth in Item 2 herein.

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

The Fund has acquired a limited partnership interest in 169 Operating Partnerships in 24 series, identified in the table set forth below. The apartment complexes owned by the Operating Partnerships are eligible for the Federal Housing Tax Credit. Initial occupancy of a unit in each apartment complex which initially complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a designated percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." The Operating Partnerships and the respective apartment complexes are described more fully in the Prospectus. The general partner believes that there is adequate casualty insurance on the properties.

Please refer to Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a more detailed discussion of operational difficulties experienced by certain of the Operating Partnerships.

Boston Capital Tax Credit Fund IV L.P. - Series 20

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Concordia Manor I	St. Croix, VI	22	$1,314,478	8/94	7/95	100%	$490,034

Kristine Apartments	Bakersfield, CA	60	512,660	10/94	10/94	100%	311,675

Boston Capital Tax Credit Fund IV L.P. - Series 21

PROPERTY PROFILE AS OF MARCH 31, 2018

All properties in Series 21 have been disposed of.

Boston Capital Tax Credit Fund IV L.P. - Series 22

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Concordia Manor II	St. Croix, VI	20	$1,349,998	1/95	11/95	100%	$259,444

Concordia Manor III	St. Croix, VI	20	1,320,530	2/95	12/95	100%	264,007

Drakes Branch Elderly	Drakes Branch, VA	32	1,121,427	1/95	6/95	100%	232,722

Boston Capital Tax Credit Fund IV L.P. - Series 23

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Concordia Manor II	St. Croix, VI	20	$1,349,998	1/95	11/95	100%	$259,445

Concordia Manor III	St. Croix, VI	20	1,320,530	2/95	12/95	100%	264,007

Ithaca Apts. I	Ithaca, MI	28	418,260	11/95	7/95	100%	164,008

Boston Capital Tax Credit Fund IV L.P. - Series 24

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Autumn Ridge Apartments	Shenandoah, VA	34	$1,399,126	7/96	1/97	100%	$319,466

Hillridge Apts	Los Lunas, NM	38	215,000	8/96	6/96	100%	1,466,007

New Hilltop Apartments	Laurens, SC	72	1,258,384	11/95	11/95	100%	450,039

Northfield Housing, L.P.	Jackson, MS	5	48,841	12/96	9/96	100%	217,266

Shadowcreek Apartments	Overton, NV	24	1,111,189	6/96	9/96	100%	361,320

Boston Capital Tax Credit Fund IV L.P. - Series 25

PROPERTY PROFILE AS OF MARCH 31, 2018

All properties in Series 25 have been disposed of.

Boston Capital Tax Credit Fund IV L.P. - Series 26

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Brookhaven Apts.	Shrevport, LA	35	$882,867	2/97	1/97	100%	$726,113

Devonshire II Apts.	London, OH	28	630,010	1/97	12/96	100%	182,070

Devonshire West Apts.	W. Jefferson, OH	19	445,451	1/97	1/97	100%	126,983

Hanover Apts.	Ashland, VA	40	1,155,951	11/97	4/98	100%	295,538

New Hope Bailey Apts.	De Ridder, LA	40	688,367	8/96	9/96	100%	758,620

Southwind Apts. A LDHA	Jennings, LA	36	699,849	8/96	12/96	100%	700,216

T.R. Bobb Apts.	New Iberia, LA	30	586,204	8/96	12/96	100%	714,504

Warrensburg Heights	Warrensburg, MO	28	983,997	12/96	11/96	100%	308,825

Westside Apts.	Salem, AR	29	831,636	8/96	10/96	100%	265,020

Boston Capital Tax Credit Fund IV L.P. - Series 27

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Angelou Court Apts.	New York, NY	23	$690,000	10/97	8/99	100%	$1,791,275

Magnolia Place Apts.	Gautier, MS	40	500,000	11/97	1/98	100%	800,027

Northrock Apts.	Topeka, KS	76	1,219,239	5/00	5/00	100%	610,365

Boston Capital Tax Credit Fund IV L.P. - Series 28

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Cottonwood Apts.	Holly Grove, AR	24	$748,888	2/97	4/97	100%	$254,856

Fairway Apts. II	Marlette, MI	48	634,648	12/96	3/97	100%	255,353

Jackson Place Apts.	Jackson, LA	40	819,079	7/97	10/97	100%	983,615

Mapelwood Apts.	Winnfield, LA	40	1,051,029	3/98	8/98	100%	922,119

Southern Villa Apts.	Russellville, KY	32	1,225,029	11/97	4/98	100%	323,500

Boston Capital Tax Credit Fund IV L.P. - Series 29

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Colonial Apts.	Poplarville, MS	16	$357,300	10/97	7/97	100%	$86,039

Emerald Trace Apts.	Ruston, LA	48	1,179,285	8/98	4/99	100%	1,199,141

Edgewood Apts.	Baker, LA	72	1,172,570	3/97	9/98	100%	1,856,539

The Lincoln Hotel	San Diego, CA	41	704,375	2/97	7/97	100%	697,511

Palmetto Place Apts.	Benton, LA	40	1,191,506	10/98	4/99	100%	1,153,878

Regency Apts.	Poplarville, MS	16	411,330	10/97	7/97	100%	102,419

Westfield Apts.	Welsh, LA	40	654,873	11/97	8/98	100%	918,605

Boston Capital Tax Credit Fund IV L.P. - Series 30

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Emerald Trace II Apts	Ruston, LA	24	$175,205	7/98	12/98	100%	$717,594

Farewell Mills Apts.	Lisbon, ME	27	733,525	8/97	3/98	100%	662,864

New River Gardens	Radford, VA	48	1,327,636	10/98	5/99	100%	637,321

Northgate Apts.	Bryant, AR	20	505,583	4/99	11/99	100%	834,557

Pine Forest Apts.	Dahlgren, VA	40	1,712,052	3/98	2/99	100%	503,181

Boston Capital Tax Credit Fund IV L.P. - Series 31

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Canton Manor Apts.	Canton, MS	32	$684,062	11/97	7/98	100%	$271,306

Canton Village Apts.	Canton, MS	42	976,064	11/97	7/98	100%	363,557

Giles Apts.	Amelia, VA	16	657,582	3/98	2/99	100%	183,711

Madison Height Apts.	Canton, MS	80	2,025,440	11/97	7/98	100%	786,614

Nottoway Manor	Blackstone, VA	28	781,448	3/98	4/99	100%	214,977

Park Ridge Apts.	McKee, KY	22	811,126	10/97	5/98	100%	338,464

Roth Village	Mechanicsburg, PA	61	1,469,824	10/97	9/98	100%	2,664,992

Royal Estates Apts.	Canton, MS	32	750,092	11/97	7/98	100%	282,525

Boston Capital Tax Credit Fund IV L.P. - Series 32

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Columbia Luxar	Dallas, TX	125	$2,638,835	8/98	12/99	100%	$3,947,106

Colony Park Apts.	Pearl, MS	192	613,152	6/98	12/99	100%	2,911,900

Parkside Plaza Apts	New York, NY	39	1,282,881	7/99	5/01	100%	2,931,239

Pecan Manor Apts.	Natchitoches, LA	40	660,157	7/98	10/98	100%	1,501,914

Pineridge Apts.	Franklinton, LA	40	676,659	7/98	1/99	100%	1,497,889

Sterling Creek Apts.	Independence, MO	48	434,223	5/98	5/00	100%	1,973,594

18

Boston Capital Tax Credit Fund IV L.P. - Series 33

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Columbia Luxar	Dallas, TX	125	$2,638,835	8/98	12/99	100%	$3,947,106

Northrock Apts.	Topeka, KS	76	1,219,239	5/99	5/00	100%	1,133,534

Stonewall Retirement Village	Stonewall, LA	40	1,180,135	7/98	1/99	100%	1,495,966

Boston Capital Tax Credit Fund IV L.P. - Series 34

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Abby Ridge Apts.	Elizabethtown, KY	24	$241,266	2/00	1/00	100%	$1,577,723

Belmont Affordable Housing Two Apts.	Philadelphia, PA	20	252,675	1/99	12/99	100%	1,829,040

Hillside Club Apts.	Bear Creek Township, MI	56	1,735,210	10/98	12/99	100%	2,097,333

Romeo Village Apts.	Montour Falls, NY	24	993,435	10/98	4/99	100%	753,362

20

Boston Capital Tax Credit Fund IV L.P. - Series 35

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Autumn Park	Dickson, TN	104	$2,930,619	4/99	12/99	100%	$1,637,797

Garden Gates Apts. II	New Caney, TX	32	983,653	3/99	3/00	100%	1,067,950

Boston Capital Tax Credit Fund IV L.P. - Series 36

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Ashton Ridge	Jackson, MI	144	$2,226,066	2/00	12/00	100%	$1,430,296

Willowbrook Apts.	Lafayette, LA	40	566,009	6/99	9/99	100%	1,200,789

Wingfield Apts.	Kinder, LA	40	598,228	6/99	7/99	100%	1,645,817

22

Boston Capital Tax Credit Fund IV L.P. - Series 37

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Ashton Ridge Apts.	Jackson, MS	144	$2,226,066	02/00	12/00	100%	$6,003,938

Boston Capital Tax Credit Fund IV L.P. - Series 38

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Hammond Place Apts.	Hammond, LA	40	$406,483	3/00	4/00	100%	$1,706,341

Shoreham Apts.	Houston, TX	120	2,649,593	4/00	7/01	100%	6,138,485

Whitley Park Apts.	Whitley City, KY	21	828,172	6/00	6/00	100%	302,339

Willowbrook II Apts.	Lafayette, LA	40	488,482	3/00	5/00	100%	1,247,680

24

Boston Capital Tax Credit Fund IV L.P. - Series 39

PROPERTY PROFILE AS OF MARCH 31, 2018

All properties in Series 39 have been disposed of.

Boston Capital Tax Credit Fund IV L.P. - Series 40

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Carlyle Apts.	Aberdeen, SD	44	$311,260	2/01	6/01	100%	$1,359,155

Center Place Apts.	Center, TX	32	672,033	08/01	10/01	100%	428,835

Mason's Point Apts.	Hopkinsville, KY	41	1,200,031	06/01	7/02	100%	1,824,270

Meadowside Apts.	Milo, NY	40	1,537,172	05/01	12/01	100%	855,372

Northrock Apts. II	Topeka, KS	60	1,629,061	07/01	5/02	100%	1,838,666

Oakland Apts.	Oakdale, LA	46	1,099,798	2/01	7/01	100%	767,451

Parkview Apts.	Springfield, MA	25	1,025,508	2/01	2/02	100%	1,221,510

Sedgewick Sundance Apts.	Sedgewick, KS	24	229,855	09/01	10/01	100%	1,372,208

Western Gardens Apts.	Dequincey, LA	48	1,155,399	2/01	7/01	100%	782,188

Boston Capital Tax Credit Fund IV L.P. - Series 41

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Breezewood Villas I	Frederiksted, VI	12	$932,789	10/01	6/02	100%	$494,361

Cedar Grove Apartments Phase I	Shepherdsville, KY	36	937,282	5/02	7/01	100%	424,955

Cranberry Cove Apartments	Beckley, WV	28	921,659	5/02	1/02	100%	514,844

Franklin Green	Franklin Grove, IL	12	283,433	5/02	9/01	100%	308,576

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	7/01	4/02	100%	1,626,221

Marwood Senior Apts.	Upper Marlboro, MD	155	11,348,235	7/01	8/02	100%	1,385,308

Meadowside Apts.	Milo, NY	40	1,537,172	5/01	12/01	100%	855,372

Mill Creek Village	Mt. Carroll, IL	12	328,166	5/02	9/01	100%	264,354

Northline Terrace	Mentoda, IL	24	576,071	5/02	6/01	100%	545,986

Palisades Park	Fulton, IL	16	417,557	5/02	9/01	100%	396,066

Sandalwood Apartments	Toppenish, WA	20	931,281	5/02	7/01	100%	293,983

Southpark Apts. II	Newton, KS	60	1,346,269	9/01	5/02	100%	2,117,956

Boston Capital Tax Credit Fund IV L.P. - Series 42

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Bellamy Mills Apartments	Dover, NH	30	$1,174,923	4/02	12/02	100%	$2,888,317

Breezewood Villas II	Frederiksted, VI	12	925,379	4/02	3/03	100%	505,416

Chester Townhouses Phase II	Chester, SC	52	1,850,881	4/06	12/06	100%	421,158

Hillridge Apartments	Los Lunas, NM	38	215,000	4/03	6/96	100%	112,211

Lynnelle Landing Apts.	Charleston, WV	56	1,139,569	3/02	9/02	100%	2,009,976

Marwood Senior Apartments	Upper Marlboro, MD	67	11,348,235	09/04	8/02	100%	160,174

Northfield Housing, LP	Jackson, MS	5	48,841	4/03	12/96	100%	24,330

Park Plaza IV	West Memphis, AR	24	547,585	6/02	10/02	100%	1,219,397

Parkhurst Place	Amherst, NH	42	3,175,155	1/02	9/02	100%	518,876

Strawberry Lane Apts.	Clayton, NY	71	1,532,037	3/02	8/02	100%	672,589

Wingfield Apartments II	Kinder, LA	42	183,044	8/02	11/01	100%	1,422,373

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Alexander Mill Apartments	Lawrenceville, GA	224	$10,888,674	12/02	1/03	100%	$1,854,189

Bohannon Place Apts.	Bowling Green, KY	12	185,858	5/03	10/03	100%	909,561

Carpenter School	Natchez, MS	38	1,294,421	1/03	12/03	100%	1,278,002

Charlevoix Apartments	Charlevoix, MI	40	996,266	9/02	11/02	100%	302,357

Chester Townhouses Phase II	Chester, SC	52	1,850,881	4/06	12/06	100%	226,777

Cloverlane Apartments	Lakeview, MI	24	16,021	9/02	10/02	100%	356,228

Geneva Sr. Citizen Apts.	Geneva, NY	32	1,397,287	4/03	12/03	100%	2,035,378

Gilbert Apts.	Corbin, KY	40	568,455	7/03	5/04	100%	2,780,800

Lakewood Apartments	Saranac, MI	24	731,077	9/02	10/02	100%	475,606

The Landing Apts.	Whitley, KY	24	1,208,392	4/03	6/04	100%	302,763

Library Square Apts.	Mandan, ND	46	1,763,994	9/03	8/03	100%	2,752,868

Boston Capital Tax Credit Fund IV L.P. - Series 43

PROPERTY PROFILE AS OF MARCH 31, 2018

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Parkside Plaza Apartments	New York, NY	34	$1,282,881	1/04	5/01	100%	$21,847

Parkside Apartments	Coleman, MI	40	530,239	9/02	12/02	100%	832,371

Riverview Apartments	Blissfield, MI	32	580,615	9/02	2/02	100%	509,938

Seven Points Apartments	Seven Points, TX	36	828,043	9/02	3/03	100%	687,978

Stottville Court Apartments	Stockport, NY	28	1,085,692	9/02	5/03	100%	1,073,805

Strawberry Lake Apts.	Norway, MI	32	671,100	7/03	12/03	100%	763,285

Boston Capital Tax Credit Fund IV L.P. - Series 44

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Alexander Mills Apts.	Lawrenceville, GA	224	$10,888,674	2/03	1/03	100%	$2,266,233

Aurora Village Sr.	Aurora, CO	100	3,449,777	2/03	3/03	100%	1,526,951

Northrock Apts. III	Topeka, KS	32	764,368	6/03	11/03	100%	1,565,194

Orchard Manor Apts.**	Ukiah, CA	64	6,117,678	10/03	9/03	100%	2,483,087

Orchard River Apts.**	Ukiah, CA	48	**	10/03	7/03	100%	**

Oxford Manor Apts.	New Oxford, PA	32	1,184,397	3/03	5/03	100%	454,862

Post Oak East Apts.	Fort Worth, TX	246	12,403,947	7/04	5/06	100%	3,874,783

River Gardens Apts.**	Fort Bragg, CA	48	**	10/03	11/03	100%	**

Villages at Aspen Club	Bealton, VA	30	1,535,843	4/03	10/03	100%	1,568,815

**   3 properties which make up one Operating Partnership named Orchard River Associates LP with 160 units. Entire mortgage balance and capital contributions paid reported with Orchard Manor Apts.

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Bartlett Bayou	Pascagoula, MS	48	$740,615	7/03	9/05	100%	$2,675,101

Breezewood Villas II	Frederiksted, VI	12	925,379	12/03	3/03	100%	53,729

Brookside Square	Boykins, VA	32	1,130,559	7/03	8/04	100%	743,039

Dawn Springs Villa	London, KY	24	414,392	5/05	10/05	100%	1,099,086

Eastview Family	Watonga, OK	16	601,328	9/04	6/04	100%	187,429

Fairview Manor	Childress, TX	48	647,747	5/03	3/04	100%	859,892

Heritage Christian Home III	Brighton, NY	12	62,803	1/04	10/03	100%	721,545

Jefferson House	Lynchburg, VA	101	1,670,815	12/04	7/05	100%	925,273

Kings Pt. Apts.	Sheridan, CO	50	1,797,917	8/03	12/03	100%	788,729

La Mirage Apts.	Borger, TX	12	674,557	8/03	10/03	100%	766,945

Lakeview Station	Shepardsville, KY	28	532,127	7/03	9/03	100%	1,402,270

Lawrence-ville Manor	Lawrenceville, VA	24	800,722	7/03	8/04	100%	771,671

Lincoln Apts.	Shinnston, WV	32	452,314	10/03	12/03	100%	786,619

Boston Capital Tax Credit Fund IV L.P. - Series 45

PROPERTY PROFILE AS OF MARCH 31, 2018

Continued

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

London Village	London, KY	32	$460,502	4/05	9/05	100%	$2,021,436

Lone Terrace	Lone Grove, OK	32	1,177,699	5/03	1/04	100%	435,193

Lorie Village	Bowling Green, KY	32	740,687	7/03	11/03	100%	1,288,510

Marina Woods Apts.	Halfmoon, NY	32	1,387,733	12/03	4/02	100%	4,435

Mill Race Apts.	Plainwell, MI	32	819,849	6/03	12/03	100%	347,253

Orchard View Apst.	Farmington, MO	40	591,150	7/03	6/04	100%	2,226,954

Reese Village	Emporia, VA	40	1,516,009	3/05	11/04	100%	1,198,088

Ridge Crest Apts.	St. Louis, MO	83	2,931,579	8/03	9/04	100%	2,020,327

Sulphur Terrace	Sulphur, OK	32	1,151,978	5/03	1/04	100%	433,759

University Plaza Sr. Complex	Greely, CO	34	872,709	5/03	9/03	100%	332,128

Valleyview Apts.	Canneyville, KY	24	655,163	12/05	12/04	100%	488,540

William B. Quarton	Cedar Rapids, IA	28	1,501,099	1/04	7/03	100%	1,197,000

Willow Oak and Oroville Apartments	Willows, CA	122	3,840,784	07/04	10/03	100%	1,619,212

Boston Capital Tax Credit Fund IV L.P. - Series 46

PROPERTY PROFILE AS OF MARCH 31, 2018

Property Name	Location	Units	Mortgage Balance as of 12/31/17	Acq Date	Const Comp	Qualified Occupancy 3/31/18	Cap Con paid thru 3/31/18

Bartlett Bayou Apartments	Pascagoula, MS	48	$740,615	7/03	9/05	100%	$786,153

Clayton Station Apartments	Munfordville, KY	29	666,900	4/04	9/04	100%	1,274,486

Deer Meadow Apartments	Tishomingo, OK	24	1,071,831	2/04	3/04	100%	369,626

Elma Gardens	Elma, WA	36	1,393,640	3/05	1/04	100%	588,701

Jacksonville Square Apts.	Jacksonville, TX	44	983,075	11/03	7/04	100%	621,519

Kimberly Place Apartments	Danbury, CT	117	6,068,036	6/04	4/05	100%	2,450,732

Linden's Apartments	Shawnee, OK	54	876,745	12/04	2/06	100%	2,963,132

Ocean East Housing	Portland, ME	32	1,354,538	2/04	6/05	100%	3,787,273

Panola Apts.	Carthage, TX	32	661,041	12/03	4/04	100%	461,573

Rosehill Apts.	Topeka, KS	48	2,253,710	12/03	9/04	100%	2,540,503

Sandy Hill Apartments	Greenville, KY	29	402,133	4/04	10/04	100%	1,849,164

Saint Martin Apartments	McCombs, MS	40	578,654	8/05	4/06	100%	1,539,454

Tanglewood Village Apartments	Panama, OK	24	1,110,863	9/04	5/04	100%	402,649

Wagoner Village	Wagoner, OK	31	925,477	1/04	1/04	100%	341,377

34

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not Applicable

PART II

Item	5.	Market for the Fund's Limited Partnership Interests, Related Partner Matters and Issuer Purchases of Partnership Interests

	(a)	Market Information
		The Fund is classified as a limited partnership and does not have common stock. There is no established public trading market for the BACs and it is not anticipated that any public market will develop.

	(b)	Approximate number of security holders
		As of March 31, 2018, the Fund has 41,780 BAC holders for an aggregate of 83,651,080 BACs, at a subscription price of $10 per BAC, received and accepted.

		The BACs were issued in series. Series 20 consists of 2,241
		investors holding 3,866,700 BACs, Series 21 consists of 1,143
		investors holding 1,892,700 BACs, Series 22 consists of 1,596
		investors holding 2,564,400 BACs, Series 23 consists of 2,081
		investors holding 3,336,727 BACs, Series 24 consists of 1,261
		investors holding 2,169,878 BACs, Series 25 consists of 1,728
		investors holding 3,026,109 BACs, Series 26 consists of 2,245
		investors holding 3,995,900 BACs, Series 27 consists of 1,295
		investors holding 2,460,700 BACs, Series 28 consists of 1,994
		investors holding 4,000,738 BACs, Series 29 consists of 2,165
		investors holding 3,991,800 BACs, Series 30 consists of 1,308
		investors holding 2,651,000 BACs, Series 31 consists of 2,014
		investors holding 4,417,857 BACs, Series 32 consists of 2,212
		investors holding 4,754,198 BACs, Series 33 consists of 1,213
		investors holding 2,636,533 BACs, Series 34 consists of 1,666
		investors holding 3,529,319 BACs, Series 35 consists of 1,637
		investors holding 3,300,463 BACs, Series 36 consists of 995
		investors holding 2,106,838 BACs, Series 37 consists of 1,106
		investors holding 2,512,500 BACs, Series 38 consists of 1,174
		investors holding 2,543,100 BACs, Series 39 consists of 975
		investors holding 2,292,151 BACs, Series 40 consists of 1,080
		investors holding 2,630,256 BACs, Series 41 consists of 1,341
		investors holding 2,891,626 BACs, Series 42 consists of 1,204
		investors holding 2,744,262 BACs, Series 43 consists of 1,628
		investors holding 3,637,987 BACs, Series 44 consists of 1,268
		investors holding 2,701,973 BACs, Series 45 consists of 1,805
		investors holding 4,014,367 BACS and Series 46 consists of 1,405
		investors holding 2,980,998 BACS at March 31, 2018

(c)	Dividend history and restriction
The Fund has made no distributions of net cash flow to its BAC holders from its inception, October 5, 1993, through March 31, 2018.

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

During the year ended March 31, 1999, the Fund made a return of equity distribution to the Series 27 limited partners in the amountof $275,000. The distribution was the result of certain Operating Partnerships not achieving their projected tax credits.

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

During the year ended March 31, 2018 the Fund made a return of equity distribution to Series 25 limited partners in the amount of $380,117. The distribution was the result of proceeds available from the sale of Operating Partnerships.

During the year ended March 31, 2018 the Fund made a return of equity distribution to Series 39 limited partners in the amount of $40,046. The distribution was the result of proceeds available from the sale of Operating Partnerships.

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

During the fiscal year ended March 31, 2018, none of Series 20 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 20 had been used to invest in 24 Operating Partnerships in an aggregate amount of $27,693,970. As of March 31, 2018, 22 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 21). The Fund commenced offering BACs in Series 21 on July 5, 1994. The Fund received and accepted subscriptions for $18,927,000 representing 1,892,700 BACs from investors admitted as BAC holders in Series 21. Offers and sales of BACs in Series 21 were completed and the last of the BACs in Series 21 were issued by the Fund on September 30, 1994.

During the fiscal year ended March 31, 2018, none of Series 21 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 21 had been used to invest in 14 Operating Partnerships in an aggregate amount of $13,872,728. As of March 31, 2018, all 14 of the properties has been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 22). The Fund commenced offering BACs in Series 22 on October 12, 1994. The Fund received and accepted subscriptions for $25,644,000 representing 2,564,400 BACs from investors admitted as BAC holders in Series 22. Offers and sales of BACs in Series 22 were completed and the last of the BACs in Series 22 were issued by the Fund on December 28, 1994.

During the fiscal year ended March 31, 2018, none of Series 22 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 22 had been used to invest in 29 Operating Partnerships in an aggregate amount of $18,758,748 and the Fund had completed payment of all installments of its capital contributions to 27 of the Operating Partnerships. As of March 31, 2018, 26 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 23). The Fund commenced offering BACs in Series 23 on January 10, 1995. The Fund received and accepted subscriptions for $33,366,000 representing 3,336,727 BACs from investors admitted as BAC holders in Series 23. Offers and Sales of BACs in Series 23 were completed and the last of the BACs in Series 23 were issued by the Fund on June 23, 1995.

During the fiscal year ended March 31, 2018, none of Series 23 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 23 had been used to invest in 22 Operating Partnerships in an aggregate amount of $24,352,278. As of March 31, 2018, 19 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 24). The Fund commenced offering BACs in Series 24 on June 9, 1995. The Fund received and accepted subscriptions for $21,697,000 representing 2,169,878 BACs from investors admitted as BAC holders in Series 24. Offers and Sales of BACs in Series 24 were completed and the last of the BACs in Series 24 were issued by the Fund on September 22, 1995.

During the fiscal year ended March 31, 2018, none of Series 24 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 24 had been used to invest in 24 Operating Partnerships in an aggregate amount of $15,796,309. As of March 31, 2018, 19 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 25). The Fund commenced offering BACs in Series 25 on September 30, 1995. The Fund received and accepted subscriptions for $30,248,000 representing 3,026,109 BACs from investors admitted as BAC holders in Series 25. Offers and Sales of BACs in Series 25 were completed and the last of the BACs in Series 25 were issued by the Fund on December 29, 1995.

During the fiscal year ended March 31, 2018, none of Series 25 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 25 had been used to invest in 22 Operating Partnerships in an aggregate amount of $22,324,539. As of March 31, 2018, all 22 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 26). The Fund commenced offering BACs in Series 26 on January 18, 1996. The Fund received and accepted $39,959,000 representing 3,995,900 BACs from investors admitted as BAC holders in Series 26. Offers and sales of BACs in Series 26 were completed and the last of the BACS in Series 26 were issued by the Fund on June 14, 1996.

During the fiscal year ended March 31, 2018, none of Series 26 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 26 had been used to invest in 45 Operating Partnerships in an aggregate amount of $29,401,215. As of March 31, 2018, 36 of the properties have been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 27). The Fund commenced offering BACs in Series 27 on June 17, 1996. The Fund received and accepted $24,607,000 representing 2,460,700 BACs from investors admitted as BAC holders in Series 27. Offers and sales of BACs in Series 27 were completed and the last of the BACS in Series 27 were issued by the Fund on September 27, 1996.

During the fiscal year ended March 31, 2018, none of Series 27 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 27 had been used to invest in 16 Operating Partnerships in an aggregate amount of $17,881,574. As of March 31, 2018, 13 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 28). The Fund commenced offering BACs in Series 28 on September 30, 1996. The Fund received and accepted $39,999,000 representing 4,000,738 BACs from investors admitted as BAC holders in Series 28. Offers and sales of BACs in Series 28 were completed and the last of the BACS in Series 28 were issued by the Fund on January 31, 1997.

During the fiscal year ended March 31, 2018, none of Series 28 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 28 had been used to invest in 26 Operating Partnerships in an aggregate amount of $29,281,983. As of March 31, 2018, 21 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 29). The Fund commenced offering BACs in Series 29 on February 10, 1997. The Fund received and accepted $39,918,000 representing 3,991,800 BACs from investors admitted as BAC holders in Series 29. Offer and sales of BACs in Series 29 were completed on June 20, 1997.

During the fiscal year ended March 31, 2018, none of Series 29 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 29 had been used to invest in 22 Operating Partnerships in an aggregate amount of $29,137,877. As of March 31, 2018, 15 of the properties has been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to 21 of the Operating Partnerships. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $885 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 30). The Fund commenced offering BACs in Series 30 on June 23, 1997. The Fund received and accepted $26,490,750 representing 2,651,000 BACs from investors admitted as BAC holders in Series 30. Offer and sales of BACs in Series 30 were completed on September 10, 1997.

During the fiscal year ended March 31, 2018, none of Series 30 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 30 had been used to invest in 20 Operating Partnerships in an aggregate amount of $19,497,869. As of March 31, 2018, 15 of the properties have been disposed of and 5 remain. The Fund had completed payment of all installments of its capital contributions to 18 of the Operating Partnerships. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $65,176 as of March 31, 2018. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 31). The Fund commenced offering BACs in Series 31 on September 11, 1997. The Fund had received and accepted $44,057,750 representing 4,417,857 BACs from investors admitted as BAC holders in Series 31. Offer and sales of BACs in Series 31 were completed on January 18, 1998.

During the fiscal year ended March 31, 2018, none of Series 31 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 31 had been used to invest in 27 Operating Partnerships in an aggregate amount of $32,569,100. As of March 31, 2018, 19 of the properties have been disposed of and 8 remain. The Fund had completed payment of all installments of its capital contributions to 23 of the Operating Partnerships. Series 31 has outstanding contributions payable to 4 Operating Partnerships in the amount of $66,294 as of March 31, 2018. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of another Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

(Series 32). The Fund commenced offering BACs in Series 32 on January 19, 1998. The Fund had received and accepted $47,431,000 representing 4,754,198 BACs from investors admitted as BAC holders in Series 32. Offer and sales of BACs in Series 32 were completed on June 23, 1998.

During the fiscal year ended March 31, 2018, none of Series 32 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 32 had been used to invest in 17 Operating Partnerships in an aggregate amount of $34,129,677. As of March 31, 2018, 11 of the properties have been disposed of and 6 remain. The Fund had completed payment of all installments of its capital contributions to 16 of the Operating Partnerships. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of March 31, 2018. The remaining contributions will be released when Operating Partnership have achieved the conditions set forth its partnership agreement.

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

During the fiscal year ended March 31, 2018, none of Series 33 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 33 had been used to invest in 10 Operating Partnerships in an aggregate amount of $19,594,100 and the Fund had completed payment of all installments of its capital contributions to 8 of the Operating Partnerships. As of March 31, 2018, 7 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 34). The Fund commenced offering BACs in Series 34 on September 22, 1998. The Fund had received and accepted $35,273,000 representing 3,529,319 BACs from investors admitted as BAC holders in Series 34. Offer and sales of BACs in Series 34 were completed on February 11, 1999.

During the fiscal year ended March 31, 2018, none of Series 34 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 34 had been used to invest in 14 Operating Partnerships in an aggregate amount of $25,738,978. As of March 31, 2018, 10 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 35). The Fund commenced offering BACs in Series 35 on February 22, 1999. The Fund received and accepted $33,002,000 representing 3,300,463 BACs from investors admitted as BAC holders in Series 35. Offer and sales of BACs in Series 35 were completed on June 28, 1999.

During the fiscal year ended March 31, 2018, none of Series 35 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 35 had been used to invest in 11 Operating Partnerships in an aggregate amount of $24,002,391. As of March 31, 2018, 9 of the properties have been disposed of and 2 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 36). The Fund commenced offering BACs in Series 36 on June 22, 1999. The Fund received and accepted $21,068,375 representing 2,106,837 BACs from investors admitted as BAC holders in Series 36. Offer and sales of BACs in Series 36 were completed on September 28, 1999.

During the fiscal year ended March 31, 2018, none of Series 36 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 36 had been used to invest in 11 Operating Partnerships in an aggregate amount of $15,277,041. As of March 31, 2018, 8 of the properties have been disposed of and 3 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 37). The Fund commenced offering BACs in Series 37 on October 29, 1999. The Fund received and accepted $25,125,000 representing 2,512,500 BACs from investors admitted as BAC holders in Series 37. Offer and sales of BACs in Series 37 were completed on January 28, 2000.

During the fiscal year ended March 31, 2018, none of Series 37 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 37 had been used to invest in 7 Operating Partnerships in an aggregate amount of $18,735,142. As of March 31, 2018, 6 of the properties has been disposed of and 1 remains. The Fund had completed payment of all installments of its capital contributions to 6 of the Operating Partnerships. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

(Series 38). The Fund commenced offering BACs in Series 38 on February 1, 2000. The Fund received and accepted $25,431,000 representing 2,543,100 BACs from investors admitted as BAC holders in Series 38. Offer and sales of BACs in Series 38 were completed on July 31, 2000.

During the fiscal year ended March 31, 2018, none of Series 38 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 38 had been used to invest in 10 Operating Partnerships in an aggregate amount of $18,612,287. As of March 31, 2018, 6 of the properties have been disposed of and 4 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2018, none of Series 39 net offering proceeds to were used to pay installments of its capital contributions to the Operating Partnership. Proceeds from the offer and sale of BACs in Series 39 had been used to invest in 9 Operating Partnerships in an aggregate amount of $17,115,492. As of March 31, 2018, all 9 of the properties have been disposed. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2018, none of Series 40 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 40 had been used to invest in 16 Operating Partnerships in an aggregate amount of $19,030,772. As of March 31, 2018, 7 of the properties have been disposed of and 9 remain. The Fund had completed payment of all installments of its capital contributions to 15 of the Operating Partnerships. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2018, none of Series 41 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 41 had been used to invest in 23 Operating Partnerships in an aggregate amount of $21,278,631. As of March 31, 2018, 11 of the properties have been disposed of and 12 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2018, $9,503 of Series 42 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 42 had been used to invest in 23 Operating Partnerships in an aggregate amount of $20,661,120. As of March 31, 2018, 12 of the properties has been disposed of and 11 remain. The Fund had completed payment of all installments of its capital contributions to 22 Operating Partnerships. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

(Series 43). The Fund commenced offering BACs in Series 43 on August 1, 2002. The Fund received and accepted $36,379,870 representing 3,637,987 BACs from investors admitted as BAC holders in Series 43. Offer and sales of BACs in Series 43 were completed on December 31, 2002.

During the fiscal year ended March 31, 2018, $9,508 of Series 43 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 43 had been used to invest in 23 Operating Partnerships in an aggregate amount of $27,400,154. As of March 31, 2018, 6 of the properties has been disposed of and 17 remain. The Fund had completed payment of all installments of its capital contributions to 22 of the Operating Partnerships. Series 43 has outstanding contributions payable to 1 Operating Partnership in the amount of $26,082 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2018, none of Series 44 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 44 had been used to invest in 10 Operating Partnerships in an aggregate amount of $20,248,519. As of March 31, 2018, 3 of the properties have been disposed of and 7 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

During the fiscal year ended March 31, 2018, none of Series 45 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 45 had been used to invest in 31 Operating Partnerships in an aggregate amount of $30,232,512. As of March 31, 2018, 5 of the properties has been disposed of and 26 remain. The Fund had completed payment of all installments of its capital contributions to 30 of the Operating Partnerships. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of March 31, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

During the fiscal year ended March 31, 2018, none of Series 46 net offering proceeds were used to pay installments of its capital contributions to the Operating Partnerships. Proceeds from the offer and sale of BACs in Series 46 had been used to invest in 15 Operating Partnerships in an aggregate amount of $22,495,082. As of March 31, 2018, 1 of the properties have been disposed of and 14 remain. The Fund had completed payment of all installments of its capital contributions to all of the Operating Partnerships.

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

Results of Operations

The Fund incurs a fund management fee to the general partner and/or its affiliates in an amount equal to 0.5% of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of partnership management and reporting fees paid by the Operating Partnerships. The annual fund management fee incurred, net of fees received, for the fiscal years ended March 31, 2018 and 2017 was $1,994,955 and 2,469,863, respectively.

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

(Series 20). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 Operating Partnerships at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $645,901 and $356,996, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 20 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(6,894) and $65,321, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In December 2017, the investment general partner transferred its interest in Fair Oaks Lane Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,279,482 and cash proceeds to the investment partnership of $44,000. Of the total proceeds received, $2,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $42,000 were returned to cash reserves held by Series 20. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $42,000 as of December 31, 2017.

In April 2018, the investment general partner of Boston Capital Tax Credit Fund III – Series 18 and Series 20 transferred their respective interests in Virginia Avenue Affordable Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $499,989 and cash proceeds to the investment partnerships of $823,080 and $156,777 for Series 18 and Series 20, respectively. Of the total proceeds received, $7,560 and $1,440, for Series 18 and Series 20, respectively, will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $815,520 and $155,337, for Series 18 and Series 20, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

(Series 21). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 0 properties at March 31, 2018.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $710,545 and $(236,839) respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 21 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $9,244 and $(44,938), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the general and administrative expenses.

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

(Series 22). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(126,433) and $406,626, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 22 was $0. By using the equity method, the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(59,412) and $(72,794), respectively. The major components of these amounts are the Fund's fund management fee and the general and administrative expenses.

(Series 23). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(825,412) and $(391,208), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 23 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $943,256 and $402,128, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In January 2017, the operating general partner of Sacramento SRO Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 21, 2017. The sales price of the property was $3,800,000, which included the outstanding mortgage balance of approximately $2,701,113 and cash proceeds to the investment partnership of $964,665. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $959,665 were returned to cash reserves held by Series 23. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $959,665 as of June 30, 2017. In October 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $30,297 which was returned to the cash reserves.

(Series 24). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(306,338) and $(293,139), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 24 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017 the net income (loss) of the Series was $21,331 and $(75,371), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In March 2018, the operating general partner of Woodland Associates Limited Partnership sold the property to an entity affiliated with the operating general partner. The sales price of the property was $1,295,876, which included the outstanding mortgage balance of approximately $1,038,276 and cash proceeds to the investment partnership of $100,000. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $95,000 will be returned to cash reserves held by Series 24. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $95,000 as of March 31, 2018.

(Series 25). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 0 properties at March 31, 2018.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $185,994 and $(165,688), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 25 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $34,406 and $(51,336), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the general and administrative expenses.

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

(Series 26). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $725,988 and $(741,373), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 26 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(35,421) and $(126,723), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

(Series 27). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $4,873,862 and $3,231,199, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 27 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $3,225,133 and $2,675,164, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the professional fee.

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

Angelou Court

(Series 28). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(157,718) and $(256,704), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 28 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(69,919) and $(64,444), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Maplewood Apartments Partnership, A LA Partnership

(Series 29). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(573,844) and $(592,225), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 29 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $203,747 and $(173,797), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In November 2017, the operating general partner of Harbor Pointe/MHT LDHA Limited Partnership entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 6, 2018. The sales price of the property was $1,900,000, which included the outstanding mortgage balance of approximately $1,129,405 and cash proceeds to the investment partnerships of $300,283 and $108,265 for Series 29 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $3,675 and $1,325 for Series 29 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $296,608 and $106,940 for Series 29 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $296,608 and $106,940 for Series 29 and Series 33, respectively as of March 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $7,350 and $2,650 for Series 29 and Series 33, respectively, was recorded as gain on the sale of the Operating Partnership as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Edgewood Apartments Partnership, A Louisiana Partnership

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

(Series 30). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $544,894 and $(589,882), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 30 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $240,789 and $(103,851), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the general and administrative expenses.

In February 2017, the operating general partner of Linden Partners II, LLC entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on April 28, 2017. The sales price of the property was $1,125,000, which included the outstanding mortgage balance of approximately $681,507 and cash proceeds to the investment partnership of $192,168. Of the total proceeds received by the investment partnership, $40,738 represents reporting fees due to an affiliate of the investment partnership and the balance represents proceeds from the sale. Of the remaining proceeds, $3,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $148,430 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $148,430 as of June 30, 2017. In July 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $2,091 which was returned to the cash reserves.

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

In March 2018, the investment general partner transferred its interest in Bellwood Four Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $578,951 and cash proceeds to the investment partnership of $14,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $10,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $10,500 as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

JMC Limited Liability Company

(Series 31). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(286,543) and $973,247, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 31 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(75,968) and $698,887, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

(Series 32). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 6 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(2,075,029) and $(1,402,752), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 32 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $1,576,107 and $374,024, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In November 2016, the operating general partner of Cogic Village LDHA Limited Partnership entered into an agreement to sell the property to an unrelated third party buyer and the transaction closed on February 8, 2017. The sales price of the property was $3,275,000, which included the outstanding mortgage balance of approximately $1,991,521, and cash proceeds to the investment partnership of $522,652. Of the total proceeds received by the investment partnership, $2,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $520,652 were returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $520,652 as of March 31, 2017. In June 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $14,506 which was returned to the cash reserves.

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

In August 2015, the operating general partner of Pearl Partners, Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on October 1, 2015. In December 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $128,747 which was returned to the cash reserves.

In January 2018, the operating general partner of Pyramid Four Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 17, 2018. The sales price of the property was $1,536,000, which included the outstanding mortgage balance of approximately $388,399 and cash proceeds to the investment partnership of $492,880. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $487,880 will be returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

Parkside Plaza, LLP

(Series 33). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(365,254) and $(1,234,847), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 33 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the Series was $121,295 and $(94,282), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In October 2017, the investment general partner transferred their respective interests in Stearns Assisted Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $435,500 and cash proceeds to the investment partnerships of $1,583 and $3,295 for Series 33 and Series 37, respectively. Of the total proceeds received, $633 and $1,318 for Series 33 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $950 and $1,977 for Series 33 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $950 and $1,977 for Series 33 and Series 37, respectively, as of December 31, 2017. In addition, equity outstanding for the Operating Partnership in the amount of $66,504 and $138,438 for Series 33 and Series 37, respectively, was recorded as gain on the transfer of the Operating Partnership as of December 31, 2017.

In November 2017, the operating general partner of Harbor Pointe/MHT LDHA Limited Partnership entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 6, 2018. The sales price of the property was $1,900,000, which included the outstanding mortgage balance of approximately $1,129,405 and cash proceeds to the investment partnerships of $300,283 and $108,265 for Series 29 and Series 33, respectively. Of the total proceeds received by the investment partnerships, $3,675 and $1,325 for Series 29 and Series 33, respectively, was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $296,608 and $106,940 for Series 29 and Series 33, respectively, will be returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $296,608 and $106,940 for Series 29 and Series 33, respectively as of March 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $7,350 and $2,650 for Series 29 and Series 33, respectively, was recorded as gain on the sale of the Operating Partnership as of March 31, 2018.

(Series 34). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(695,941) and $(1,611,998), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 34 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the Series was $(73,012) and $556,742, respectively. The major components of these amounts are the Fund's general and administrative expenses and the fund management fee.

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

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

(Series 35). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $1,142,786 and $(457,561), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 35 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $2,587,521 and $2,641,797, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

(Series 36). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(1,003,004) and $102,286, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 36 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(60,762) and $2,482,508, respectively. The major components of these amounts are the Fund's professional fees and the fund management fee.

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

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

(Series 37). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at March 31, 2018, which was at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(1,288,187) and $1,112,818, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 37 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $90,852 and $2,213,042, respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

In October 2017, the investment general partner transferred their respective interests in Stearns Assisted Housing Associates to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $435,500 and cash proceeds to the investment partnerships of $1,583 and $3,295 for Series 33 and Series 37, respectively. Of the total proceeds received, $633 and $1,318 for Series 33 and Series 37, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $950 and $1,977 for Series 33 and Series 37, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $950 and $1,977 for Series 33 and Series 37, respectively, as of December 31, 2017. In addition, equity outstanding for the Operating Partnership in the amount of $66,504 and $138,438 for Series 33 and Series 37, respectively, was recorded as gain on the transfer of the Operating Partnership as of December 31, 2017.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Ashton Ridge L.D.H.A., L.P.

(Series 38). As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(1,341,263) and $1,760,700, respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 38 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(46,425) and $3,212,273, respectively. The major components of these amounts are the Fund's professional fees and the fund management fee.

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

(Series 39). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 0 property at March 31, 2018.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(1,900,572) and $(1,734,146), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 39 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(48,069) and $1,554,531, respectively. The major components of these amounts are the Fund's general and administrative expenses and the fund management fee.

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

(Series 40). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(732,399) and $(3,311,691), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 40 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $454,012 and $(79,129), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

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

MA No 2 LLC

Center Place Apartments II Limited Partnership

Oakland Partnership

(Series 41) As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 12 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016, the series, in total, generated $(488,501) and $(1,134,752), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 for both years in tax credits per BAC to the investors.

As of March 31, 2018 and 2017, Investments in Operating Partnerships for Series 41 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For years ended March 31, 2018 and 2017, the net income (loss) of the series was $814,281 and $(137,219), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In November 2017, the operating general partner of Harbor Pointe II/MHT LDHA Limited Partnership entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 6, 2018. The sales price of the property was $1,300,000, which included the outstanding mortgage balance of approximately $1,234,960 and nominal cash proceeds to the investment partnerships Series 41, Series 42 and Series 45, respectively. There were no cash proceeds available to pay expenses related to the sale and no proceeds were returned to cash reserves held by Series 41, Series 42 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded for Series 41, Series 42 and Series 45, respectively, as of March 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $100 for Series 41 was recorded as gain on the sale of the Operating Partnership as of March 31, 2018.

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

In December 2017, the investment general partner transferred its interest in Bienville Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $677,463 and cash proceeds to the investment partnership of $18,179. Of the total proceeds received, $1,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $17,179 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $17,179 as of December 31, 2017.

In December 2017, the investment general partner transferred its interest in Red Hill Apartments I Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $753,606 and cash proceeds to the investment partnership of $46,879. Of the total proceeds received, $1,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $45,879 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $45,879 as of December 31, 2017.

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Madison Housing Associates Two, LP

(Series 42). As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(998,179) and $(3,176,425), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 42 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017 the net income (loss) of the series was $265,175 and $(199,189), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In November 2017, the operating general partner of Harbor Pointe II/MHT LDHA Limited Partnership entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 6, 2018. The sales price of the property was $1,300,000, which included the outstanding mortgage balance of approximately $1,234,960 and nominal cash proceeds to the investment partnerships Series 41, Series 42 and Series 45, respectively. There were no cash proceeds available to pay expenses related to the sale and no proceeds were returned to cash reserves held by Series 41, Series 42 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded for Series 41, Series 42 and Series 45, respectively, as of March 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $100 for Series 41 was recorded as gain on the sale of the Operating Partnership as of March 31, 2018.

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

In December 2017, the investment general partner transferred its interest in Natchez Place Apartments II Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $726,453 and cash proceeds to the investment partnership of $37,779. Of the total proceeds received, $1,000 was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $36,779 were returned to cash reserves held by Series 42. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $36,779 as of December 31, 2017.

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Partnership II, LP

(Series 43) As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 17 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(1,006,163) and $(3,432,057), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.01, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 43 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $349,598 and $(246,031), respectively. The major components of these amounts are the Fund's share of income from Operating Partnerships and the fund management fee.

In April 2018, the investment general partner transferred its interest in Bohannon Place, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,872 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $6,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

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

In January 2018, the investment general partner transferred their respective interests in San Diego/Fox Hollow, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $7,277,023 and cash proceeds to the investment partnerships of $245,497, $166,126 and $343,581 for Series 41, Series 42 and Series 43, respectively. Of the total proceeds received, $1,625, $1,100 and $2,275 for Series 41, Series 42 and Series 43, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $243,872, $165,026 and $341,306 for Series 41, Series 42 and Series 43, respectively, as of March 31, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Carpenter School I Elderly Apartments Limited

Parkside Plaza, LLP

(Series 44) As of March 31, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(294,964) and $(1,074,396), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.06, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 44 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(227,804) and $(231,517), respectively. The major components of these amounts are the Fund's professional fees and the fund management fee.

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

(Series 45) As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 26 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(1,223,131) and $(1,049,885), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.02, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 45 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(276,116) and $(244,274), respectively. The major components of these amounts are the Fund's professional fees and the fund management fee.

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

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of March 31, 2018, the property is maintaining occupancy of 99%. The operating general partners has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

In November 2017, the operating general partner of Harbor Pointe II/MHT LDHA Limited Partnership entered into an agreement to sell the property a non-affiliated entity and the transaction closed on February 6, 2018. The sales price of the property was $1,300,000, which included the outstanding mortgage balance of approximately $1,234,960 and nominal cash proceeds to the investment partnerships Series 41, Series 42 and Series 45, respectively. There were no cash proceeds available to pay expenses related to the sale and no proceeds were returned to cash reserves held by Series 41, Series 42 and Series 45, respectively. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, no gain on the sale of the Operating Partnership was recorded for Series 41, Series 42 and Series 45, respectively, as of March 31, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $100 for Series 41 was recorded as gain on the sale of the Operating Partnership as of March 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 due to high operating expenses. Legal expenses increased due to an IRS Private Letter Ruling request in 2016 and water expenses continue to rise as a result of a significant rate increase implemented in 2016. Occupancy declined slightly in 2017, averaging 95% compared to 97% in 2016. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Reese I Limited Partnership (Reese Village Apartments) is a 40-unit property located in Emporia, VA. The property operated below breakeven in 2017, and is 93% occupied as of March 31, 2018. The property is aging and requires significant replacements and repairs for each unit turn, which is the leading cause of the below breakeven operations. Management also replaced the manager and maintenance man for poor performance in 2017. With a new on-site management team in place, and more careful monitoring of expenses, the property will work towards breakeven operations. The partnership recently met the maximum required Rural Development replacement reserve balance, and starting in 2018 will reduce the annual deposit from $31,500 per year to $15,108 per year. This reduction is consistent with the requirement set forth by The Virginia Housing Development Authority. The Operating Partnership also received a $24 per unit per month rent increase for 2018, increasing annual potential rental income by $11,520. With these changes in place, the property is now operating above breakeven through the first quarter of 2018. The investment general partner will work with the operating general partner to carefully monitor operations for ongoing above breakeven operations. The operating general partner’s operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2019.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Heritage Christian Home III, L.P.

(Series 46) As of March 31, 2018 and 2017 the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties as of March 31, 2018, all of which were at 100% Qualified Occupancy.

For the tax years ended December 31, 2017 and 2016 the series, in total, generated $(963,277) and $(607,520), respectively, in passive tax income (losses) that were passed through to the investors, and also provided $0.00 and $0.09, respectively, in tax credits per BAC to the investors.

As of March 31, 2018 and 2017 Investments in Operating Partnerships for Series 46 was $0. By using the equity method the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued.

For the years ended March 31, 2018 and 2017, the net income (loss) of the series was $(169,749) and $171,768, respectively. The major components of these amounts are the Fund's professional fees and the fund management fee.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated below breakeven in 2016 largely due to high operating expenses. The property continued to operate below breakeven through 2017 as a result of high operating expenses. Average occupancy improved slightly in 2017 to 96%, compared to 95% in 2016. The investment general partner continues to work with the operating general partner and the management company to reduce expenses. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2016 due to high operating expenses. Legal expenses increased due to an IRS Private Letter Ruling request in 2016 and water expenses continue to rise as a result of a significant rate increase implemented in 2016. Occupancy declined slightly in 2017 averaging 95%, compared to 97% in 2016. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner’s operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations were above breakeven in 2017, largely due to management's ability to capture higher rental income through increased occupancy via retention of current tenants and leasing incentives. There was also a slight reduction in total operating expenses compared to 2016. The investment general partner will continue to work with the operating general partner and management company to improve occupancy and overall operations. As of March 31, 2018, the property is maintaining occupancy of 91%. The operating general partner’s operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020.

On November 22, 2016, the operating general partner of Agent Kensington Limited Partnership sold the property to an unrelated third party buyer. The sales price of the property was $6,625,000, which included the outstanding mortgage balance of approximately $4,023,594 and cash proceeds to the investment partnership of $398,183. Of the total proceeds received by the investment partnership, $5,000 was paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $393,183 were returned to cash reserves held by Series 46. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership’s investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $393,183 as of December 31, 2016. In December 2017, the investment partnership received additional proceeds equal to its share of the Operating Partnership’s cash in the amount of $10,994 which was returned to the cash reserves.

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated below breakeven in 2017 mainly due to high operating expenses and a reduction in rental income resulting from a decrease in occupancy. Average occupancy for the year decreased to 78% from 84% in 2016. This was a result of poor property management. The property manager was fired in June 2017 and a new manager was hired in August. Occupancy has improved at the property since the new hire and is 95% occupied through March 2018. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

The main reason an impairment losses typically occurs is that the annual operating losses, recorded in accordance with the equity method of accounting, of the investment in limited partnership does not reduce the balance as quickly as the annual use of the tax credits. In years prior to the year ended March 31, 2009, management included remaining tax credits as well as residual value in the calculated value of the underlying investments. However, management decided to take a more conservative approach to the investment calculation and determined that the majority of the residual value component of the valuation was zero for the years ended March 31, 2018 and 2017. However, it is important to note that this change in the accounting estimate to the calculation method of the impairment losses has no effect on the actual value or performance of the overall investment, nor does it have any effect on the remaining credits to be generated.

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

As required by Section 404 of the Sarbanes-Oxley Act of 2002, management conducted an evaluation of the effectiveness of the Fund’s internal control over financial reporting as of March 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded the Fund’s internal control over financial reporting was effective as of March 31, 2018.

(c)	Changes in Internal Controls

There were no changes in the Fund management's internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, the Fund management's internal control over financial reporting.

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

John P. Manning, age 69, is one of the two original founders of Boston Capital Corporation, which was formed in 1974. From its beginning, Boston Capital’s goal was to focus on providing equity investment capital for the development of apartment properties throughout the country. Under Mr. Manning’s leadership as CEO for the past 44 years, Boston Capital has grown into one of the largest owners/investors in apartment properties in the United States. Through a number of affiliated partnerships, Boston Capital’s present portfolio is comprised of approximately 1,556 properties with an original development cost in excess of $19.6 billion. These properties are located in all 50 states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam. As CEO of Boston Capital, Mr. Manning continues to oversee the company’s business development goals. Capitalizing on its core competencies of tax credit investment underwriting, those business development goals include an expansion of investment capital for market rate real estate investment as well as providing mortgage financing for a limited and exclusive number of property acquisitions. Mr. Manning is a recognized leader in the housing and real estate industries, and has served on the boards of a number of national housing organizations and governmental commissions. In 1997, President Clinton appointed Mr. Manning to the President’s Export Council, a board comprised primarily of Fortune 500 CEOs that advised the President on government policies and programs that affect U.S. trade performance. He was also a Presidential appointee to the President’s Advisory Committee on the Arts. Mr. Manning serves on the boards of numerous organizations and charities including The Alliance for Business Leadership and the American Ireland Fund. Mr. Manning is also a member of the Board of Directors of Liberty Mutual Group, the parent company of Liberty Mutual Insurance Company, and sits on Liberty Mutual’s investment and compensation committees.

Mr. Manning is a graduate of Boston College.

Jeffrey H. Goldstein, age 56, directs Boston Capital’s comprehensive real estate services, which include all aspects of origination, underwriting and acquisition. As COO, Mr. Goldstein is responsible for the financial and operational areas of Boston Capital Corporation and assists in the design and implementation of business development and strategic planning objectives. Prior to assuming the role of COO, Mr. Goldstein served as Director of Acquisitions and prior to that served as Director of Asset Management. He also served as the head of the Dispositions and Special Assets Groups. With more than 30 years of experience in the real estate syndication and development industry, Mr. Goldstein has been instrumental in the diversification and expansion of Boston Capital’s businesses. Prior to joining Boston Capital in 1990, Mr. Goldstein was Manager of Finance for A.J. Lane & Co., where he was responsible for placing debt on all new construction projects and debt structure for existing apartment properties. Prior to that, he served as manager for Homeowner Financial Services, a financial consulting firm for residential and commercial properties, and worked as an analyst responsible for budgeting and forecasting for the New York City Council Finance Division.

Mr. Goldstein is active in the Dana Farber Cancer Institute community, serving as a member on its Visiting Committee. Mr. Goldstein holds a BA from the University of Colorado and an MBA from Northeastern University

Kevin P. Costello, age 71, directs the functions of the Boston Capital Institutional Investment business. He has led this operational area since its inception in 1992, which encompasses investment activities for corporate institutional, private proprietary and state CRA funds. All investor services and communications to Boston Capital’s corporate investors fall under his responsibility as well. Mr. Costello has over 25 years of experience in the real estate syndication and investment services industry including previous roles at Boston Capital managing the Affordable Housing Acquisition Team as well as being responsible for the structuring and distribution of conventional and tax credit private placements. Prior to the introduction of the corporate tax credit business, Mr. Costello was responsible for broker dealer due diligence and investor services for the Boston Capital public tax credit funds. He currently serves on the Executive Committee at Boston Capital. Prior to joining Boston Capital in 1987, Mr. Costello held executive positions with real estate syndication and investment services firms. Mr. Costello serves on the Board of Directors of FamilyAid Boston, whose mission is to prevent and end homelessness. He is a graduate of Stonehill College and received an MBA in Finance from the Rutgers Graduate School of Business Administration.

Marc N. Teal, age 54, oversees the operational accounting, including financial and SEC reporting, budgeting, audit and tax for Boston Capital, its affiliated entities and all Boston Capital-sponsored programs. He is also responsible for the additional oversight of internal audit, regulatory and housing compliance and information technology. Mr. Teal manages Boston Capital’s banking and borrowing relationships and directs the treasury management of all working capital reserves. He previously served as Director of Accounting and prior to that served as Vice President of Partnership Accounting. Mr. Teal has more than 27 years of finance and accounting experience. Prior to joining Boston Capital in 1990, Mr. Teal held various positions with Cabot, Cabot & Forbes, a multifaceted real estate company and Liberty Real Estate Corp. He received a BS in Accountancy from Bentley University and a Masters in Finance from Suffolk University.

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

(a), (b), (c), (d) and (e)

The Fund has no officers or directors and no compensation committee. However, under the terms of the Amended and Restated Agreement and Certificate of Limited Partnership of the Fund, the Fund has paid or accrued obligations to the general partner and its affiliates for the following fees during the 2018 fiscal year:

1.      An annual fund management fee based on .5 percent of the aggregate cost of all apartment complexes acquired by the Operating Partnerships, less the amount of reporting fees received, has been accrued or paid to Boston Capital Asset Management Limited Partnership. The annual fund management fees charged to operations for the year ended March 31, 2018 was $1,994,955.

2.      The Fund has reimbursed or accrued as a payable to an affiliate of the general partner a total of $487,139 for amounts charged to operations during the year ended March 31, 2018. The reimbursement is for items like postage, printing, travel, and overhead allocations.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Partner Matters

(a)	Security ownership of certain beneficial owners.

As of March 31, 2018, 83,651,080 BACs had been issued. The following Series are known to have an investor, Everest Housing, 199 South Los Robles Ave. Suite 200, Pasadena, CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 21	6.14%
Series 22	8.69%
Series 23	6.79%
Series 26	8.63%
Series 27	9.30%
Series 28	6.31%
Series 32	5.93%
Series 41	9.73%
Series 42	6.85%
Series 43	7.36%
Series 44	7.35%
Series 45	5.28%
Series 46	7.11%

As of March 31, 2018, 83,651,080 BACs had been issued. The following Series are known to have an investor, Summit Venture, P.O. Box 47638, Phoenix, AZ 85068, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 20	6.49%
Series 25	6.90%

As of March 31, 2018, 83,651,080 BACs had been issued. The following Series are known to have an investor, David Lesser, 199 S Los Robles Ave Suite 200, Pasadena CA 91101, with holdings in excess of 5% of the total outstanding BACs in the series.

Series 33	6.84%
Series 34	7.78%
Series 35	6.68%
Series 36	5.43%
Series 37	7.42%
Series 38	7.81%
Series 39	7.43%
Series 40	5.32%

(b)	Security ownership of management.

The general partner has a 1% interest in all profits, losses, credits and distributions of the Fund.

(c)	Changes in control.

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

The Fund has no officers or directors. However, under the terms of the Prospectus, various kinds of compensation and fees are payable to the general partner and its affiliates during the organization and operation of the Fund. Additionally, the general partner will receive distributions from the Fund if there is cash available for distribution or residual proceeds as defined in the Fund Agreement. See Note B of Notes to Financial Statements in Item 15 of this Annual Report on Form 10-K for amounts accrued or paid to the general partner and its affiliates for the period April 1, 1995 through March 31, 2018.

(b)	Review, Approval or Ratification of transactions with related persons.

The Fund’s response to Item 13(a) is incorporated herein by reference.

(c)	Promoters and certain control persons.

Not applicable.

(d)	Independence.

The Fund has no directors.

Item 14.	Principal Accountant Fees and Services

Fees paid to the Fund’s independent auditors for fiscal year 2018 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$9,522	$8,072	$8,497	$10,972	$9,772

Audit Related Fees	-	-	-	-	-

Tax Fees	3,900	3,434	3,900	4,599	4,366

All Other Fees	1,516	769	1,078	1,410	855

Total	$14,938	$12,275	$13,475	$16,981	$14,993

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$8,922	$13,772	$11,997	$10,372	$10,622

Audit Related Fees	-	-	-	-	-

Tax Fees	3,900	6,230	4,599	5,298	4,832

All Other Fees	1,171	1,539	15,153	1,359	1,480

Total	$13,993	$21,541	$31,749	$17,029	$16,934

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$10,622	$18,647	$13,272	$9,347	$11,997

Audit Related Fees	-	-	-	-	-

Tax Fees	4,832	7,162	5,298	4,133	4,832

All Other Fees	891	1,377	1,523	828	1,119

Total	$16,345	$27,186	$20,093	$14,308	$17,948

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2018 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$11,572	$12,597	$12,172	$13,022	$13,797

Audit Related Fees	-	-	-	-	-

Tax Fees	4,599	4,832	4,366	5,298	4,832

All Other Fees	1,118	676	747	796	666

Total	$17,289	$18,105	$17,285	$19,116	$19,295

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$15,572	$15,472	$13,597	$15,297	$11,222

Audit Related Fees	-	-	-	-	-

Tax Fees	6,463	7,162	6,463	7,395	5,298

All Other Fees	733	911	815	1,101	9,021

Total	$22,768	$23,545	$20,875	$23,793	$25,541

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,722	$14,197

Audit Related Fees	-	-

Tax Fees	9,492	6,463

All Other Fees	1,227	954

Total	$30,441	$21,614

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

Fee Type	Ser. 20	Ser. 21	Ser. 22	Ser. 23	Ser. 24
Audit Fees	$8,831	$9,981	$11,406	$12,681	$9,681

Audit Related Fees	-	-	-	-	-

Tax Fees	3,796	3,796	4,250	4,931	4,477

All Other Fees	1,846	937	1,315	1,738	1,095

Total	$14,473	$14,714	$16,971	$19,350	$15,253

Fee Type	Ser. 25	Ser. 26	Ser. 27	Ser. 28	Ser. 29
Audit Fees	$8,831	$16,081	$10,106	$14,681	$12,531

Audit Related Fees	-	-	-	-	-

Tax Fees	3,796	7,201	4,477	5,612	5,158

All Other Fees	1,439	1,982	1,128	1,723	1,921

Total	$14,066	$25,264	$15,711	$22,016	$19,610

Fee Type	Ser. 30	Ser. 31	Ser. 32	Ser. 33	Ser. 34
Audit Fees	$13,531	$16,356	$12,381	$10,256	$12,106

Audit Related Fees	-	-	-	-	-

Tax Fees	5,612	7,428	5,612	4,704	5,612

All Other Fees	1,215	1,935	1,992	1,156	1,546

Total	$20,358	$25,719	$19,985	$16,116	$19,264

Item 14.	Principal Accountant Fees and Services - continued

Fees paid to the Fund’s independent auditors for fiscal year 2017 were comprised of the following:

Fee Type	Ser. 35	Ser. 36	Ser. 37	Ser. 38	Ser. 39
Audit Fees	$12,681	$12,106	$9,681	$12,531	$12,106

Audit Related Fees	-	-	-	-	-

Tax Fees	5,158	4,931	4,477	5,158	4,931

All Other Fees	1,534	919	1,041	1,167	934

Total	$19,373	$17,956	$15,199	$18,856	$17,971

Fee Type	Ser. 40	Ser. 41	Ser. 42	Ser. 43	Ser. 44
Audit Fees	$15,081	$15,782	$18,507	$19,207	$10,532

Audit Related Fees	-	-	-	-	-

Tax Fees	6,520	7,201	7,655	8,109	5,158

All Other Fees	1,121	1,326	1,173	1,563	1,130

Total	$22,722	$24,309	$27,335	$28,879	$16,820

Fee Type	Ser. 45	Ser. 46
Audit Fees	$19,032	$13,507

Audit Related Fees	1,400	1,400

Tax Fees	9,244	6,293

All Other Fees	1,821	1,319

Total	$31,497	$22,519

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

Boston Capital Tax Credit IV L.P.; filed herein as Exhibit 13

Report of Independent Registered Public Accounting Firm

Balance Sheets, March 31, 2018 and 2017

Statements of Operations for the years ended March 31, 2018 and 2017

Statements of Changes in Partners' Capital (Deficit) for the years ended March 31, 2018 and 2017

Statements of Cash Flows for the years ended March 31, 2018 and 2017

Notes to Financial Statements, March 31, 2018 and 2017

Schedules not listed are omitted because of the absence of the conditions under which they are required or because the information is included in the financial statements or the notes thereto.

(b) 1	Exhibits (listed according to the number assigned in the table in Item 601 of Regulation S-K)

Exhibit No. 3 - Organization Documents.

a.	Certificate of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 3 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 4 - Instruments defining the rights of security holders, including indentures.

a.	Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P. (Incorporated by reference from Exhibit 4 to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 10 - Material contracts.

a.	Beneficial Assignee Certificate. (Incorporated by reference from Exhibit 10A to the Fund's Registration Statement No. 33-70564 on Form S-11 as filed with the Securities and Exchange Commission on October 19, 1993) (Filed on paper - hyperlink not required pursuant to Rule 105 of Regulation S-T.).

Exhibit No. 13 - Financial Statements.

a.	Financial Statement of Boston Capital Tax Credit Fund IV L.P.; Filed herein

Exhibit No. 28 - Additional exhibits.

a.	Agreement of Limited Partnership of Autumn Ridge L.P. (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

b.	Agreement of Limited Partnership of Los Lunas Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

c.	Agreement of Limited Partnership of New Devonshire West, Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

d.	Agreement of Limited Partnership of Northfield Housing, L.P.(Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

e.	Agreement of Limited Partnership of Overton Associates Limited Partnership (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on March 26, 1997).

f.	Agreement of Limited Partnership of Brookhaven Apartments Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on May 21, 1997.)

g.	Agreement of Limited Partnership of Maple Limited Partnership (Incorporated by reference from Registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 16, 1997.)

h.	Agreement of Limited Partnership of Angelou Associates, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 23, 1998.)

i.	Agreement of Limited Partnership of Magnolia Place Apartments Partnerships (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

j.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 30, 1998.)

k.	Agreement of Limited Partnership of Pineridge Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange on on February 9, 2000.)

l.	Agreement of Limited Partnership of Pecan Manor Apartments Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 10, 2000.)

m.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on February 16, 2000.)

n.	Agreement of Limited Partnership of Belmont Affordable Housing II LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on September 29, 2000.)

o.	Agreement of Limited Partnership of Breezewood II, L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on October 30, 2002.)

p.	Agreement of Limited Partnership of Wingfield Apartments II L.P. (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on November 12, 2002.)

q.	Agreement of Limited Partnership of Rural Housing Partners of Mendota LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on December 30, 2003.)

r.	Agreement of Limited Partnership of Rural Housing Partners of Mt. Carroll LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

s.	Agreement of Limited Partnership of Meadowside Associates (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

t.	Agreement of Limited Partnership of Los Lunas Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

u.	Agreement of Limited Partnership of Hawthorne Assoc. LP (Incorporated by reference from registrants current report on form 8- K as filed Eith the Securities and Exchange Commission on January 23, 2004.)

v.	Agreement of Limited Partnership of Rural Housing Partners of Franklin Grove LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

w.	Agreement of Limited Partnership of Rural Housing Partners of Fulton LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

x.	Agreement of Limited Partnership of Heritage Two LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

y.	Agreement of Limited Partnership of Parkhurst Place (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 23, 2004.)

z.	Agreement of Limited Partnership of Northrock Housing Associates LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

aa.	Agreement of Limited Partnership of Edgewood Apartments Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

ab.	Agreement of Limited Partnership of Pyramid Four Limited Partnership (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

ac.	Agreement of Limited Partnership of Parkside Plaza LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ad.	Agreement of Limited Partnership of Northrock Housing Assoc. LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

ae.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

af.	Agreement of Limited Partnership of Ashton Ridge LDHA LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

ag.	Agreement of Limited Partnership of Aldine Westfield Apts., LP (Incorporated by reference from registrants current report on form 8- K as filed with the Securities and Exchange Commission on March 31, 2004.)

ah.	Agreement of Limited Partnership of Carpenter School I Elderly Apts. LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ai.	Agreement of Limited Partnership of Lyceum Housing LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

aj.	Agreement of Limited Partnership of New Shinnston I LP (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on March 31, 2004.)

ak.	Agreement of Limited Partnership of Gilbert Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

al.	Agreement of Limited Partnership of North Forty Aspen Plus Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

am.	Agreement of Limited Partnership of Strawberry Lake Apartments Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on April 26, 2004.)

an.	Agreement of Limited Partnership of Elma Gardens of Grays Harbor Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

ao.	Agreement of Limited Partnership of Kimberly Danbury Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 2, 2004.)

ap.	Agreement of Limited Partnership of Tanglewood Village Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on August 4, 2004.)

aq.	Agreement of Limited Partnership of Portland Ocean East I Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

ar.	Agreement of Limited Partnership of Clayton Station Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

as.	Agreement of Limited Partnership of Deer Meadows Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on January 25, 2005.)

at.	Agreement of Limited Partnership of Dawn Springs Villa Limited Partnership (Incorporated by reference from registrants current report on form 8-K as filed with the Securities and Exchange Commission on July 7, 2007.)

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

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 32 Certification 906

a.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

b.	Certification pursuant to 18 U.S.C. Section 1350, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herein

Exhibit No. 101

The following materials from the Boston Capital Tax Credit Fund IV L.P. Annual Report on Form 10-K for the year ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Partners' Capital (Deficit), (iv) the Statements of Cash Flows and (v) related notes, filed herein

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Fund has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boston Capital Tax Credit Fund IV L.P.

	By:		Boston Capital Associates IV L.P.
General Partner
	By:		BCA Associates Limited Partnership
General Partner

	By:		C&M Management, Inc.
General Partner

Date: June 22, 2018		By:	/s/ John P. Manning
John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Fund and in the capacities and on the dates indicated:

DATE:	SIGNATURE:	TITLE:

June 22, 2018	/s/ John P. Manning
	John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.

June 22, 2018	/s/ Marc N. Teal
	Marc N. Teal	Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.

