Form 10-Q
period 2018-06-30
BOSTON CAPITAL TAX CREDIT FUND IV LP
filed 2018-08-13
CIK 913778

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2018
or
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

BOSTON CAPITAL TAX CREDIT FUND IV L.P.

QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION
Pages
Item 1. Condensed Financial Statements

Condensed Balance Sheets	4-31
Condensed Statements of Operations	32-59
Condensed Statements of Changes in Partners' Capital (Deficit)	60-69
Condensed Statements of Cash Flows	70-97
Notes to Condensed Financial Statements	98-133

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	134-172

Item 3. Quantitative and Qualitative Disclosures About Market Risk	173

Item 4. Controls and Procedures	173

PART II OTHER INFORMATION

Item 1. Legal Proceedings	174

Item 1A. Risk Factors	174

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	174

Item 3. Defaults Upon Senior Securities	174

Item 4. Mine Safety Disclosures	174

Item 5. Other Information	174

Item 6. Exhibits	174

Signatures	175

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	25,426,773	27,208,717
Other assets	40,088	40,088

	$25,466,861	$27,248,805

LIABILITIES

Accounts payable and accrued expenses	$712,173	$654,673
Accounts payable affiliates (Note C)	27,093,397	29,495,273
Capital contributions payable	176,646	176,746

	27,982,216	30,326,692

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 83,651,080 issued and 83,175,478 outstanding as of June 30, 2018 and March 31, 2018.	3,487,941	2,931,035
General Partner	(6,003,296)	(6,008,922)

	(2,515,355)	(3,077,887)

	$25,466,861	$27,248,805

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 20

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	246,325	241,987
Other assets	-	-

	$246,325	$241,987

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,309,494	1,444,723
Capital contributions payable	-	-

	1,309,494	1,444,723

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,866,700 issued and 3,829,200 outstanding as of June 30, 2018 and March 31, 2018.	(744,285)	(882,456)
General Partner	(318,884)	(320,280)

	(1,063,169)	(1,202,736)

	$246,325	$241,987

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 21

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 1,892,700 issued and 1,879,500 outstanding as of June 30, 2018 and March 31, 2018.	(898,231)	(898,231)
General Partner	898,231	898,231

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 22

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	210,051	221,864
Other assets	-	-

	$210,051	$221,864

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,884,535	2,878,109
Capital contributions payable	-	-

	2,884,535	2,878,109

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,564,400 issued and 2,550,645 outstanding as of June 30, 2018 and March 31, 2018.	(2,428,656)	(2,410,599)
General Partner	(245,828)	(245,646)

	(2,674,484)	(2,656,245)

	$210,051	$221,864

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 23

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	237,867	446,136
Other assets	-	-

	$237,867	$446,136

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	738,943	933,387
Capital contributions payable	-	-

	738,943	933,387

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,336,727 issued and 3,303,327 outstanding as of June 30, 2018 and March 31, 2018.	(211,219)	(197,532)
General Partner	(289,857)	(289,719)

	(501,076)	(487,251)

	$237,867	$446,136

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 24

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	423,184	453,512
Other assets	-	-

	$423,184	$453,512

LIABILITIES

Accounts payable and accrued expenses	$-	$5,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	5,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,169,878 issued and 2,152,753 outstanding as of June 30, 2018 and March 31, 2018.	598,204	623,279
General Partner	(175,020)	(174,767)

	423,184	448,512

	$423,184	$453,512

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 25

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,026,109 issued and 3,016,809 outstanding as of June 30, 2018 and March 31, 2018.	219,815	219,815
General Partner	(219,815)	(219,815)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 26

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	620,521	642,258
Other assets	-	-

	$620,521	$642,258

LIABILITIES

Accounts payable and accrued expenses	$3,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,500	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,995,900 issued and 3,965,400 outstanding as of June 30, 2018 and March 31, 2018.	929,193	954,178
General Partner	(312,172)	(311,920)

	617,021	642,258

	$620,521	$642,258

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 27

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	6,789,575	6,799,933
Other assets	-	-

	$6,789,575	$6,799,933

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,460,700 issued and 2,443,900 outstanding as of June 30, 2018 and March 31, 2018.	6,928,127	6,938,381
General Partner	(138,552)	(138,448)

	6,789,575	6,799,933

	$6,789,575	$6,799,933

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 28

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	734,504	742,564
Other assets	-	-

	$734,504	$742,564

LIABILITIES

Accounts payable and accrued expenses	$3,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	3,500	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,000,738 issued and 3,984,138 outstanding as of June 30, 2018 and March 31, 2018.	1,005,531	1,016,975
General Partner	(274,527)	(274,411)

	731,004	742,564

	$734,504	$742,564

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 29

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	443,270	622,414
Other assets	-	-

	$443,270	$622,414

LIABILITIES

Accounts payable and accrued expenses	$10,500	$-
Accounts payable affiliates (Note C)	3,278,047	3,559,561
Capital contributions payable	785	885

	3,289,332	3,560,446

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,991,800 issued and 3,955,225 outstanding as of June 30, 2018 and March 31, 2018.	(2,478,954)	(2,570,004)
General Partner	(367,108)	(368,028)

	(2,846,062)	(2,938,032)

	$443,270	$622,414

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 30

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	317,818	453,433
Other assets	-	-

	$317,818	$453,433

LIABILITIES

Accounts payable and accrued expenses	$14,000	$3,500
Accounts payable affiliates (Note C)	1,470,765	1,620,957
Capital contributions payable	65,176	65,176

	1,549,941	1,689,633

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,651,000 issued and 2,621,200 outstanding as of June 30, 2018 and March 31, 2018.	(992,746)	(996,782)
General Partner	(239,377)	(239,418)

	(1,232,123)	(1,236,200)

	$317,818	$453,433

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 31

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,950,407	1,971,680
Other assets	25,000	25,000

	$1,975,407	$1,996,680

LIABILITIES

Accounts payable and accrued expenses	$3,500	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	66,294	66,294

	69,794	66,294

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,417,857 issued and 4,382,757 outstanding as of June 30, 2018 and March 31, 2018.	2,265,816	2,290,341
General Partner	(360,203)	(359,955)

	1,905,613	1,930,386

	$1,975,407	$1,996,680

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 32

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	352,267	563,697
Other assets	-	-

	$352,267	$563,697

LIABILITIES

Accounts payable and accrued expenses	$5,000	$-
Accounts payable affiliates (Note C)	259,143	924,936
Capital contributions payable	1,229	1,229

	265,372	926,165

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,754,198 issued and 4,736,198 outstanding as of June 30, 2018 and March 31, 2018.	492,389	47,520
General Partner	(405,494)	(409,988)

	86,895	(362,468)

	$352,267	$563,697

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 33

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	330,989	452,033
Other assets	-	-

	$330,989	$452,033

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,159,333	1,252,955
Capital contributions payable	-	-

	1,159,333	1,252,955

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,636,533 issued and 2,626,533 outstanding as of June 30, 2018 and March 31, 2018.	(594,281)	(567,133)
General Partner	(234,063)	(233,789)

	(828,344)	(800,922)

	$330,989	$452,033

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 34

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	281,844	394,837
Other assets	-	-

	$281,844	$394,837

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,752,734	2,840,368
Capital contributions payable	-	-

	2,752,734	2,840,368

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,529,319 issued and 3,509,919 outstanding as of June 30, 2018 and March 31, 2018.	(2,145,791)	(2,120,686)
General Partner	(325,099)	(324,845)

	(2,470,890)	(2,445,531)

	$281,844	$394,837

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 35

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	4,411,736	4,428,306
Other assets	-	-

	$4,411,736	$4,428,306

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,300,463 issued and 3,279,913 outstanding as of June 30, 2018 and March 31, 2018.	4,649,644	4,666,048
General Partner	(237,908)	(237,742)

	4,411,736	4,428,306

	$4,411,736	$4,428,306

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 36

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	2,062,524	2,106,050
Other assets	-	-

	$2,062,524	$2,106,050

LIABILITIES

Accounts payable and accrued expenses	$131,000	$131,000
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	131,000	131,000

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,106,838 issued and 2,092,704 outstanding as of June 30, 2018 and March 31, 2018.	2,090,872	2,133,963
General Partner	(159,348)	(158,913)

	1,931,524	1,975,050

	$2,062,524	$2,106,050

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 37

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	335,629	517,887
Other assets	-	-

	$335,629	$517,887

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	323,333	513,149
Capital contributions payable	-	-

	323,333	513,149

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,512,500 issued and 2,489,100 outstanding as of June 30, 2018 and March 31, 2018.	227,737	220,255
General Partner	(215,441)	(215,517)

	12,296	4,738

	$335,629	$517,887

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 38

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,484,524	1,492,145
Other assets	-	-

	$1,484,524	$1,492,145

LIABILITIES

Accounts payable and accrued expenses	$3,500	$-
Accounts payable affiliates (Note C)	-	18,234
Capital contributions payable	-	-

	3,500	18,234

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,543,100 issued and 2,538,700 outstanding as of June 30, 2018 and March 31, 2018.	1,684,498	1,677,456
General Partner	(203,474)	(203,545)

	1,481,024	1,473,911

	$1,484,524	$1,492,145

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 39

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	-	-
Other assets	-	-

	$-	$-

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	-	-

	-	-

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,292,151 issued and 2,288,351 outstanding as of June 30, 2018 and March 31, 2018.	196,043	196,043
General Partner	(196,043)	(196,043)

	-	-

	$-	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 40

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	266,196	431,341
Other assets	-	-

	$266,196	$431,341

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,289,663	2,413,069
Capital contributions payable	102	102

	2,289,765	2,413,171

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,630,256 issued and 2,621,756 outstanding as of June 30, 2018 and March 31, 2018.	(1,778,390)	(1,737,068)
General Partner	(245,179)	(244,762)

	(2,023,569)	(1,981,830)

	$266,196	$431,341

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 41

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	402,614	741,152
Other assets	-	-

	$402,614	$741,152

LIABILITIES

Accounts payable and accrued expenses	$9,000	$-
Accounts payable affiliates (Note C)	2,538,438	2,893,606
Capital contributions payable	-	-

	2,547,438	2,893,606

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,891,626 issued and 2,874,926 outstanding as of June 30, 2018 and March 31, 2018.	(1,874,207)	(1,881,761)
General Partner	(270,617)	(270,693)

	(2,144,824)	(2,152,454)

	$402,614	$741,152

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 42

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,295,554	1,327,017
Other assets	11,300	11,300

	$1,306,854	$1,338,317

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	-	-
Capital contributions payable	254	254

	254	254

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,744,262 issued and 2,732,262 outstanding as of June 30, 2018 and March 31, 2018.	1,534,472	1,565,620
General Partner	(227,872)	(227,557)

	1,306,600	1,338,063

	$1,306,854	$1,338,317

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 43

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	572,013	854,364
Other assets	-	-

	$572,013	$854,364

LIABILITIES

Accounts payable and accrued expenses	$6,000	$-
Accounts payable affiliates (Note C)	619,920	915,591
Capital contributions payable	26,082	26,082

	652,002	941,673

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 3,637,987 issued and 3,629,487 outstanding as of June 30, 2018 and March 31, 2018.	242,332	235,085
General Partner	(322,321)	(322,394)

	(79,989)	(87,309)

	$572,013	$854,364

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 44

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	84,245	84,006
Other assets	-	-

	$84,245	$84,006

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	2,890,225	2,830,127
Capital contributions payable	-	-

	2,890,225	2,830,127

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,701,973 issued and 2,693,973 outstanding as of June 30, 2018 and March 31, 2018.	(2,540,472)	(2,481,212)
General Partner	(265,508)	(264,909)

	(2,805,980)	(2,746,121)

	$84,245	$84,006

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 45

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	1,109,867	753,702
Other assets	-	-

	$1,109,867	$753,702

LIABILITIES

Accounts payable and accrued expenses	$522,673	$515,173
Accounts payable affiliates (Note C)	2,654,535	2,584,511
Capital contributions payable	16,724	16,724

	3,193,932	3,116,408

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 4,014,367 issued and 4,008,167 outstanding as of June 30, 2018 and March 31, 2018.	(1,709,562)	(1,985,417)
General Partner	(374,503)	(377,289)

	(2,084,065)	(2,362,706)

	$1,109,867	$753,702

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED BALANCE SHEETS

(Unaudited)

Series 46

	June 30, 2018	March 31, 2018

INVESTMENTS IN OPERATING PARTNERSHIPS	$-	$-

OTHER ASSETS
Cash and cash equivalents	463,249	466,399
Other assets	3,788	3,788

	$467,037	$470,187

LIABILITIES

Accounts payable and accrued expenses	$-	$-
Accounts payable affiliates (Note C)	1,924,289	1,871,990
Capital contributions payable	-	-

	1,924,289	1,871,990

PARTNERS' CAPITAL (DEFICIT)

Assignees
Units of limited partnership interest, $10 stated value per BAC; 101,500,000 authorized BACs; 2,980,998 issued and 2,968,635 outstanding as of June 30, 2018 and March 31, 2018.	(1,179,938)	(1,125,043)
General Partner	(277,314)	(276,760)

	(1,457,252)	(1,401,803)

	$467,037	$470,187

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

	2018	2017

Income
Interest income	$50,858	$13,934
Other income	186,487	87,713

	237,345	101,647

Share of income from Operating Partnerships (Note D)	1,189,317	4,529,631

Expenses
Professional fees	368,127	129,367
Fund management fee, net (Note C)	411,725	520,374
General and administrative expenses	84,278	107,022

	864,130	756,763

NET INCOME (LOSS)	$562,532	$3,874,515

Net income (loss) allocated to assignees	$556,906	$3,835,770

Net income (loss) allocated to general partner	$5,626	$38,745

Net income (loss) per BAC	$.01	$.05

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 20

	2018	2017

Income
Interest income	$587	$35
Other income	-	-

	587	35

Share of income from Operating Partnerships (Note D)	155,337	-

Expenses
Professional fees	10,105	2,980
Fund management fee, net (Note C)	2,271	3,718
General and administrative expenses	3,981	4,238

	16,357	10,936

NET INCOME (LOSS)	$139,567	$(10,901)

Net income (loss) allocated to assignees	$138,171	$(10,792)

Net income (loss) allocated to general partner	$1,396	$(109)

Net income (loss) per BAC	$.04	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 21

	2018	2017

Income
Interest income	$-	$29
Other income	-	-

	-	29

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	2,630
Fund management fee, net (Note C)	-	2,256
General and administrative expenses	-	3,506

	-	8,392

NET INCOME (LOSS)	$-	$(8,363)

Net income (loss) allocated to assignees	$-	$(8,279)

Net income (loss) allocated to general partner	$-	$(84)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 22

	2018	2017

Income
Interest income	$532	$84
Other income	-	-

	532	84

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	9,480	2,980
Fund management fee, net (Note C)	5,926	6,803
General and administrative expenses	3,365	3,832

	18,771	13,615

NET INCOME (LOSS)	$(18,239)	$(13,531)

Net income (loss) allocated to assignees	$(18,057)	$(13,396)

Net income (loss) allocated to general partner	$(182)	$(135)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 23

	2018	2017

Income
Interest income	$923	$866
Other income	1,977	1,977

	2,900	2,843

Share of income from Operating Partnerships (Note D)	-	959,665

Expenses
Professional fees	10,915	3,755
Fund management fee, net (Note C)	1,950	3,806
General and administrative expenses	3,860	4,137

	16,725	11,698

NET INCOME (LOSS)	$(13,825)	$950,810

Net income (loss) allocated to assignees	$(13,687)	$941,302

Net income (loss) allocated to general partner	$(138)	$9,508

Net income (loss) per BAC	$(.00)	$.28

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 24

	2018	2017

Income
Interest income	$593	$82
Other income	-	-

	593	82

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,995	3,325
Fund management fee, net (Note C)	10,761	11,421
General and administrative expenses	3,165	3,784

	25,921	18,530

NET INCOME (LOSS)	$(25,328)	$(18,448)

Net income (loss) allocated to assignees	$(25,075)	$(18,264)

Net income (loss) allocated to general partner	$(253)	$(184)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 25

	2018	2017

Income
Interest income	$-	$71
Other income	-	-

	-	71

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	2,980
Fund management fee, net (Note C)	-	5,934
General and administrative expenses	-	4,043

	-	12,957

NET INCOME (LOSS)	$-	$(12,886)

Net income (loss) allocated to assignees	$-	$(12,757)

Net income (loss) allocated to general partner	$-	$(129)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 26

	2018	2017

Income
Interest income	$924	$136
Other income	420	420

	1,344	556

Share of income from Operating Partnerships (Note D)	10,500	-

Expenses
Professional fees	18,280	4,725
Fund management fee, net (Note C)	14,609	21,545
General and administrative expenses	4,192	4,513

	37,081	30,783

NET INCOME (LOSS)	$(25,237)	$(30,227)

Net income (loss) allocated to assignees	$(24,985)	$(29,925)

Net income (loss) allocated to general partner	$(252)	$(302)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 27

	2018	2017

Income
Interest income	$12,472	$4,338
Other income	-	-

	12,472	4,338

Share of income from Operating Partnerships (Note D)	-	3,291,567

Expenses
Professional fees	11,990	17,770
Fund management fee, net (Note C)	7,635	14,968
General and administrative expenses	3,205	3,832

	22,830	36,570

NET INCOME (LOSS)	$(10,358)	$3,259,335

Net income (loss) allocated to assignees	$(10,254)	$3,226,742

Net income (loss) allocated to general partner	$(104)	$32,593

Net income (loss) per BAC	$(.00)	$1.32

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 28

	2018	2017

Income
Interest income	$930	$148
Other income	446	446

	1,376	594

Share of income from Operating Partnerships (Note D)	8,500	-

Expenses
Professional fees	10,740	4,025
Fund management fee, net (Note C)	6,844	6,844
General and administrative expenses	3,852	4,283

	21,436	15,152

NET INCOME (LOSS)	$(11,560)	$(14,558)

Net income (loss) allocated to assignees	$(11,444)	$(14,412)

Net income (loss) allocated to general partner	$(116)	$(146)

Net income (loss) per BAC	$(.00)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 29

	2018	2017

Income
Interest income	$1,245	$92
Other income	-	-

	1,245	92

Share of income from Operating Partnerships (Note D)	123,094	-

Expenses
Professional fees	13,255	3,675
Fund management fee, net (Note C)	15,093	20,546
General and administrative expenses	4,021	4,351

	32,369	28,572

NET INCOME (LOSS)	$91,970	$(28,480)

Net income (loss) allocated to assignees	$91,050	$(28,195)

Net income (loss) allocated to general partner	$920	$(285)

Net income (loss) per BAC	$.02	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 30

	2018	2017

Income
Interest income	$799	$57
Other income	2,049	1,243

	2,848	1,300

Share of income from Operating Partnerships (Note D)	24,006	263,893

Expenses
Professional fees	14,505	3,675
Fund management fee, net (Note C)	5,112	(31,900)
General and administrative expenses	3,160	3,764

	22,777	(24,461)

NET INCOME (LOSS)	$4,077	$289,654

Net income (loss) allocated to assignees	$4,036	$286,757

Net income (loss) allocated to general partner	$41	$2,897

Net income (loss) per BAC	$.00	$.11

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 31

	2018	2017

Income
Interest income	$3,970	$1,017
Other income	476	476

	4,446	1,493

Share of income from Operating Partnerships (Note D)	7,500	-

Expenses
Professional fees	15,140	5,425
Fund management fee, net (Note C)	17,592	20,199
General and administrative expenses	3,987	4,285

	36,719	29,909

NET INCOME (LOSS)	$(24,773)	$(28,416)

Net income (loss) allocated to assignees	$(24,525)	$(28,132)

Net income (loss) allocated to general partner	$(248)	$(284)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 32

	2018	2017

Income
Interest income	$1,270	$323
Other income	-	-

	1,270	323

Share of income from Operating Partnerships (Note D)	487,880	14,506

Expenses
Professional fees	13,637	4,025
Fund management fee, net (Note C)	22,087	19,870
General and administrative expenses	4,063	4,391

	39,787	28,286

NET INCOME (LOSS)	$449,363	$(13,457)

Net income (loss) allocated to assignees	$444,869	$(13,322)

Net income (loss) allocated to general partner	$4,494	$(135)

Net income (loss) per BAC	$.09	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,

(Unaudited)

Series 33

	2018	2017

Income
Interest income	$942	$91
Other income	-	-

	942	91

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	11,990	3,150
Fund management fee, net (Note C)	13,318	9,898
General and administrative expenses	3,056	3,692

	28,364	16,740

NET INCOME (LOSS)	$(27,422)	$(16,649)

Net income (loss) allocated to assignees	$(27,148)	$(16,483)

Net income (loss) allocated to general partner	$(274)	$(166)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 34

	2018	2017

Income
Interest income	$593	$339
Other income	-	-

	593	339

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,110	3,675
Fund management fee, net (Note C)	12,366	12,366
General and administrative expenses	3,476	3,993

	25,952	20,034

NET INCOME (LOSS)	$(25,359)	$(19,695)

Net income (loss) allocated to assignees	$(25,105)	$(19,498)

Net income (loss) allocated to general partner	$(254)	$(197)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 35

	2018	2017

Income
Interest income	$7,811	$1,454
Other income	-	-

	7,811	1,454

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	10,285	3,500
Fund management fee, net (Note C)	10,653	17,481
General and administrative expenses	3,443	3,977

	24,381	24,958

NET INCOME (LOSS)	$(16,570)	$(23,504)

Net income (loss) allocated to assignees	$(16,404)	$(23,269)

Net income (loss) allocated to general partner	$(166)	$(235)

Net income (loss) per BAC	$(.01)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 36

	2018	2017

Income
Interest income	$4,438	$1,405
Other income	5,119	2,674

	9,557	4,079

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	44,542	3,675
Fund management fee, net (Note C)	5,716	5,716
General and administrative expenses	2,825	3,570

	53,083	12,961

NET INCOME (LOSS)	$(43,526)	$(8,882)

Net income (loss) allocated to assignees	$(43,091)	$(8,793)

Net income (loss) allocated to general partner	$(435)	$(89)

Net income (loss) per BAC	$(.02)	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 37

	2018	2017

Income
Interest income	$810	$1,161
Other income	21,485	11,225

	22,295	12,386

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	9,655	3,325
Fund management fee, net (Note C)	2,166	4,483
General and administrative expenses	2,916	3,631

	14,737	11,439

NET INCOME (LOSS)	$7,558	$947

Net income (loss) allocated to assignees	$7,482	$938

Net income (loss) allocated to general partner	$76	$9

Net income (loss) per BAC	$.00	$.00

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 38

	2018	2017

Income
Interest income	$2,836	$735
Other income	26,000	386

	28,836	1,121

Share of income from Operating Partnerships (Note D)	7,000	-

Expenses
Professional fees	10,470	4,025
Fund management fee, net (Note C)	15,234	18,234
General and administrative expenses	3,019	3,692

	28,723	25,951

NET INCOME (LOSS)	$7,113	$(24,830)

Net income (loss) allocated to assignees	$7,042	$(24,582)

Net income (loss) allocated to general partner	$71	$(248)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 39

	2018	2017

Income
Interest income	$-	$247
Other income	-	386

	-	633

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	-	3,675
Fund management fee, net (Note C)	-	1,709
General and administrative expenses	-	3,560

	-	8,944

NET INCOME (LOSS)	$-	$(8,311)

Net income (loss) allocated to assignees	$-	$(8,228)

Net income (loss) allocated to general partner	$-	$(83)

Net income (loss) per BAC	$-	$(.00)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 40

	2018	2017

Income
Interest income	$631	$29
Other income	-	1,660

	631	1,689

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	14,695	4,900
Fund management fee, net (Note C)	24,444	29,766
General and administrative expenses	3,231	3,714

	42,370	38,380

NET INCOME (LOSS)	$(41,739)	$(36,691)

Net income (loss) allocated to assignees	$(41,322)	$(36,324)

Net income (loss) allocated to general partner	$(417)	$(367)

Net income (loss) per BAC	$(.02)	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 41

	2018	2017

Income
Interest income	$1,202	$151
Other income	41,340	11,143

	42,542	11,294

Share of income from Operating Partnerships (Note D)	14,000	-

Expenses
Professional fees	21,605	5,599
Fund management fee, net (Note C)	23,784	52,990
General and administrative expenses	3,523	3,944

	48,912	62,533

NET INCOME (LOSS)	$7,630	$(51,239)

Net income (loss) allocated to assignees	$7,554	$(50,727)

Net income (loss) allocated to general partner	$76	$(512)

Net income (loss) per BAC	$.00	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 42

	2018	2017

Income
Interest income	$3,114	$345
Other income	6,300	-

	9,414	345

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	19,540	5,018
Fund management fee, net (Note C)	18,147	41,835
General and administrative expenses	3,190	3,775

	40,877	50,628

NET INCOME (LOSS)	$(31,463)	$(50,283)

Net income (loss) allocated to assignees	$(31,148)	$(49,780)

Net income (loss) allocated to general partner	$(315)	$(503)

Net income (loss) per BAC	$(.01)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 43

	2018	2017

Income
Interest income	$1,935	$99
Other income	49,005	34,072

	50,940	34,171

Share of income from Operating Partnerships (Note D)	9,000	-

Expenses
Professional fees	20,810	5,843
Fund management fee, net (Note C)	28,083	44,950
General and administrative expenses	3,727	4,113

	52,620	54,906

NET INCOME (LOSS)	$7,320	$(20,735)

Net income (loss) allocated to assignees	$7,247	$(20,528)

Net income (loss) allocated to general partner	$73	$(207)

Net income (loss) per BAC	$.00	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 44

	2018	2017

Income
Interest income	$145	$7
Other income	-	-

	145	7

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	12,360	4,025
Fund management fee, net (Note C)	44,464	56,826
General and administrative expenses	3,180	3,786

	60,004	64,637

NET INCOME (LOSS)	$(59,859)	$(64,630)

Net income (loss) allocated to assignees	$(59,260)	$(63,984)

Net income (loss) allocated to general partner	$(599)	$(646)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 45

	2018	2017

Income
Interest income	$1,445	$366
Other income	22,205	21,605

	23,650	21,971

Share of income from Operating Partnerships (Note D)	342,500	-

Expenses
Professional fees	25,613	12,087
Fund management fee, net (Note C)	57,517	65,811
General and administrative expenses	4,379	4,632

	87,509	82,530

NET INCOME (LOSS)	$278,641	$(60,559)

Net income (loss) allocated to assignees	$275,855	$(59,953)

Net income (loss) allocated to general partner	$2,786	$(606)

Net income (loss) per BAC	$.07	$(.01)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF OPERATIONS
Three Months Ended June 30,
(Unaudited)

Series 46

	2018	2017

Income
Interest income	$711	$227
Other income	9,665	-

	10,376	227

Share of income from Operating Partnerships (Note D)	-	-

Expenses
Professional fees	16,410	4,900
Fund management fee, net (Note C)	45,953	52,299
General and administrative expenses	3,462	3,984

	65,825	61,183

NET INCOME (LOSS)	$(55,449)	$(60,956)

Net income (loss) allocated to assignees	$(54,895)	$(60,346)

Net income (loss) allocated to general partner	$(554)	$(610)

Net income (loss) per BAC	$(.02)	$(.02)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Partners' capital (deficit) April 1, 2018	$2,931,035	$(6,008,922)	$(3,077,887)

Net income (loss)	556,906	5,626	562,532

Partners' capital (deficit), June 30, 2018	$3,487,941	$(6,003,296)	$(2,515,355)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 20
Partners' capital (deficit) April 1, 2018	$(882,456)	$(320,280)	$(1,202,736)

Net income (loss)	138,171	1,396	139,567

Partners' capital (deficit), June 30, 2018	$(744,285)	$(318,884)	$(1,063,169)

	Assignees	General Partner	Total

Series 21
Partners' capital (deficit) April 1, 2018	$(898,231)	$898,231	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$(898,231)	$898,231	$-

	Assignees	General Partner	Total

Series 22
Partners' capital (deficit) April 1, 2018	$(2,410,599)	$(245,646)	$(2,656,245)

Net income (loss)	(18,057)	(182)	(18,239)

Partners' capital (deficit), June 30, 2018	$(2,428,656)	$(245,828)	$(2,674,484)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 23
Partners' capital (deficit) April 1, 2018	$(197,532)	$(289,719)	$(487,251)

Net income (loss)	(13,687)	(138)	(13,825)

Partners' capital (deficit), June 30, 2018	$(211,219)	$(289,857)	$(501,076)

	Assignees	General Partner	Total

Series 24
Partners' capital (deficit) April 1, 2018	$623,279	$(174,767)	$448,512

Net income (loss)	(25,075)	(253)	(25,328)

Partners' capital (deficit), June 30, 2018	$598,204	$(175,020)	$423,184

	Assignees	General Partner	Total

Series 25
Partners' capital (deficit) April 1, 2018	$219,815	$(219,815)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$219,815	$(219,815)	$-

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 26
Partners' capital (deficit) April 1, 2018	$954,178	$(311,920)	$642,258

Net income (loss)	(24,985)	(252)	(25,237)

Partners' capital (deficit), June 30, 2018	$929,193	$(312,172)	$617,021

	Assignees	General Partner	Total

Series 27
Partners' capital (deficit) April 1, 2018	$6,938,381	$(138,448)	$6,799,933

Net income (loss)	(10,254)	(104)	(10,358)

Partners' capital (deficit), June 30, 2018	$6,928,127	$(138,552)	$6,789,575

	Assignees	General Partner	Total

Series 28
Partners' capital (deficit) April 1, 2018	$1,016,975	$(274,411)	$742,564

Net income (loss)	(11,444)	(116)	(11,560)

Partners' capital (deficit), June 30, 2018	$1,005,531	$(274,527)	$731,004

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 29
Partners' capital (deficit) April 1, 2018	$(2,570,004)	$(368,028)	$(2,938,032)

Net income (loss)	91,050	920	91,970

Partners' capital (deficit), June 30, 2018	$(2,478,954)	$(367,108)	$(2,846,062)

	Assignees	General Partner	Total

Series 30
Partners' capital (deficit) April 1, 2018	$(996,782)	$(239,418)	$(1,236,200)

Net income (loss)	4,036	41	4,077

Partners' capital (deficit), June 30, 2018	$(992,746)	$(239,377)	$(1,232,123)

	Assignees	General Partner	Total

Series 31
Partners' capital (deficit) April 1, 2018	$2,290,341	$(359,955)	$1,930,386

Net income (loss)	(24,525)	(248)	(24,773)

Partners' capital (deficit), June 30, 2018	$2,265,816	$(360,203)	$1,905,613

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 32
Partners' capital (deficit) April 1, 2018	$47,520	$(409,988)	$(362,468)

Net income (loss)	444,869	4,494	449,363

Partners' capital (deficit), June 30, 2018	$492,389	$(405,494)	$86,895

	Assignees	General Partner	Total

Series 33
Partners' capital (deficit) April 1, 2018	$(567,133)	$(233,789)	$(800,922)

Net income (loss)	(27,148)	(274)	(27,422)

Partners' capital (deficit), June 30, 2018	$(594,281)	$(234,063)	$(828,344)

	Assignees	General Partner	Total

Series 34
Partners' capital (deficit) April 1, 2018	$(2,120,686)	$(324,845)	$(2,445,531)

Net income (loss)	(25,105)	(254)	(25,359)

Partners' capital (deficit), June 30, 2018	$(2,145,791)	$(325,099)	$(2,470,890)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 35
Partners' capital (deficit) April 1, 2018	$4,666,048	$(237,742)	$4,428,306

Net income (loss)	(16,404)	(166)	(16,570)

Partners' capital (deficit), June 30, 2018	$4,649,644	$(237,908)	$4,411,736

	Assignees	General Partner	Total

Series 36
Partners' capital (deficit) April 1, 2018	$2,133,963	$(158,913)	$1,975,050

Net income (loss)	(43,091)	(435)	(43,526)

Partners' capital (deficit), June 30, 2018	$2,090,872	$(159,348)	$1,931,524

	Assignees	General Partner	Total

Series 37
Partners' capital (deficit) April 1, 2018	$220,255	$(215,517)	$4,738

Net income (loss)	7,482	76	7,558

Partners' capital (deficit), June 30, 2018	$227,737	$(215,441)	$12,296

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 38
Partners' capital (deficit) April 1, 2018	$1,677,456	$(203,545)	$1,473,911

Net income (loss)	7,042	71	7,113

Partners' capital (deficit), June 30, 2018	$1,684,498	$(203,474)	$1,481,024

	Assignees	General Partner	Total

Series 39
Partners' capital (deficit) April 1, 2018	$196,043	$(196,043)	$-

Net income (loss)	-	-	-

Partners' capital (deficit), June 30, 2018	$196,043	$(196,043)	$-

	Assignees	General Partner	Total

Series 40
Partners' capital (deficit) April 1, 2018	$(1,737,068)	$(244,762)	$(1,981,830)

Net income (loss)	(41,322)	(417)	(41,739)

Partners' capital (deficit), June 30, 2018	$(1,778,390)	$(245,179)	$(2,023,569)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 41
Partners' capital (deficit) April 1, 2018	$(1,881,761)	$(270,693)	$(2,152,454)

Net income (loss)	7,554	76	7,630

Partners' capital (deficit), June 30, 2018	$(1,874,207)	$(270,617)	$(2,144,824)

	Assignees	General Partner	Total

Series 42
Partners' capital (deficit) April 1, 2018	$1,565,620	$(227,557)	$1,338,063

Net income (loss)	(31,148)	(315)	(31,463)

Partners' capital (deficit), June 30, 2018	$1,534,472	$(227,872)	$1,306,600

	Assignees	General Partner	Total

Series 43
Partners' capital (deficit) April 1, 2018	$235,085	$(322,394)	$(87,309)

Net income (loss)	7,247	73	7,320

Partners' capital (deficit), June 30, 2018	$242,332	$(322,321)	$(79,989)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

Three Months Ended June 30, 2018
(Unaudited)

	Assignees	General Partner	Total

Series 44
Partners' capital (deficit) April 1, 2018	$(2,481,212)	$(264,909)	$(2,746,121)

Net income (loss)	(59,260)	(599)	(59,859)

Partners' capital (deficit), June 30, 2018	$(2,540,472)	$(265,508)	$(2,805,980)

	Assignees	General Partner	Total

Series 45
Partners' capital (deficit) April 1, 2018	$(1,985,417)	$(377,289)	$(2,362,706)

Net income (loss)	275,855	2,786	278,641

Partners' capital (deficit), June 30, 2018	$(1,709,562)	$(374,503)	$(2,084,065)

	Assignees	General Partner	Total

Series 46
Partners' capital (deficit) April 1, 2018	$(1,125,043)	$(276,760)	$(1,401,803)

Net income (loss)	(54,895)	(554)	(55,449)

Partners' capital (deficit), June 30, 2018	$(1,179,938)	$(277,314)	$(1,457,252)

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

	2018	2017

Cash flows from operating activities:

Net income (loss)	$562,532	$3,874,515
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(1,189,317)	(4,529,631)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	57,500	(37,382)
Decrease (Increase) in other assets	-	(11,300)
(Decrease) Increase in accounts payable affiliates	(2,401,876)	(1,402,150)

Net cash (used in) provided by operating activities	(2,971,161)	(2,105,948)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	1,189,217	4,414,168

Net cash (used in) provided by investing activities	1,189,217	4,414,168

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,781,944)	2,308,220

Cash and cash equivalents, beginning	27,208,717	27,209,997

Cash and cash equivalents, ending	$25,426,773	$29,518,217

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 20

	2018	2017

Cash flows from operating activities:

Net income (loss)	$139,567	$(10,901)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(155,337)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(135,229)	5,535

Net cash (used in) provided by operating activities	(150,999)	(5,366)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	155,337	-

Net cash (used in) provided by investing activities	155,337	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,338	(5,366)

Cash and cash equivalents, beginning	241,987	271,060

Cash and cash equivalents, ending	$246,325	$265,694

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 21

	2018	2017

Cash flows from operating activities:
Net income (loss)	$-	$(8,363)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	2,719

Net cash (used in) provided by operating activities	-	(5,644)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(5,644)

Cash and cash equivalents, beginning	-	241,102

Cash and cash equivalents, ending	$-	$235,458

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 22

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(18,239)	$(13,531)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	6,426	7,303

Net cash (used in) provided by operating activities	(11,813)	(6,228)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,813)	(6,228)

Cash and cash equivalents, beginning	221,864	252,064

Cash and cash equivalents, ending	$210,051	$245,836

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 23

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(13,825)	$950,810
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(959,665)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	5,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(194,444)	2,006

Net cash (used in) provided by operating activities	(208,269)	(1,849)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	959,665

Net cash (used in) provided by investing activities	-	959,665

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(208,269)	957,816

Cash and cash equivalents, beginning	446,136	659,167

Cash and cash equivalents, ending	$237,867	$1,616,983

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 24

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(25,328)	$(18,448)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	(5,000)	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(30,328)	(18,448)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(30,328)	(18,448)

Cash and cash equivalents, beginning	453,512	427,181

Cash and cash equivalents, ending	$423,184	$408,733

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 25

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$(12,886)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	-	(12,886)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(12,886)

Cash and cash equivalents, beginning	-	344,461

Cash and cash equivalents, ending	$-	$331,575

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 26

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(25,237)	$(30,227)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(10,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(32,237)	(30,227)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	10,500	-

Net cash (used in) provided by investing activities	10,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,737)	(30,227)

Cash and cash equivalents, beginning	642,258	677,679

Cash and cash equivalents, ending	$620,521	$647,452

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 27

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(10,358)	$3,259,335
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	(3,291,567)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(27,796)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(10,358)	(60,028)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	3,291,567

Net cash (used in) provided by investing activities	-	3,291,567

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(10,358)	3,231,539

Cash and cash equivalents, beginning	6,799,933	3,606,473

Cash and cash equivalents, ending	$6,789,575	$6,838,012

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 28

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(11,560)	$(14,558)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(8,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(16,560)	(14,558)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	8,500	-

Net cash (used in) provided by investing activities	8,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,060)	(14,558)

Cash and cash equivalents, beginning	742,564	812,483

Cash and cash equivalents, ending	$734,504	$797,925

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,

(Unaudited)

Series 29

	2018	2017

Cash flows from operating activities:

Net income (loss)	$91,970	$(28,480)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(123,094)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(281,514)	20,546

Net cash (used in) provided by operating activities	(302,138)	(7,934)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	122,994	-

Net cash (used in) provided by investing activities	122,994	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(179,144)	(7,934)

Cash and cash equivalents, beginning	622,414	345,648

Cash and cash equivalents, ending	$443,270	$337,714

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 30

	2018	2017

Cash flows from operating activities:

Net income (loss)	$4,077	$289,654
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(24,006)	(263,893)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	10,500	3,000
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(150,192)	16,654

Net cash (used in) provided by operating activities	(159,621)	45,415

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	24,006	148,430

Net cash (used in) provided by investing activities	24,006	148,430

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(135,615)	193,845

Cash and cash equivalents, beginning	453,433	270,126

Cash and cash equivalents, ending	$317,818	$463,971

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 31

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(24,773)	$(28,416)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(7,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(28,773)	(28,416)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,500	-

Net cash provided by investing activities	7,500	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(21,273)	(28,416)

Cash and cash equivalents, beginning	1,971,680	2,047,648

Cash and cash equivalents, ending	$1,950,407	$2,019,232

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 32

	2018	2017

Cash flows from operating activities:

Net income (loss)	$449,363	$(13,457)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(487,880)	(14,506)
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	5,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(665,793)	(22,530)

Net cash (used in) provided by operating activities	(699,310)	(50,493)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	487,880	14,506

Net cash provided by investing activities	487,880	14,506

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(211,430)	(35,987)

Cash and cash equivalents, beginning	563,697	837,185

Cash and cash equivalents, ending	$352,267	$801,198

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 33

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(27,422)	$(16,649)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(93,622)	16,398

Net cash (used in) provided by operating activities	(121,044)	(251)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(121,044)	(251)

Cash and cash equivalents, beginning	452,033	337,765

Cash and cash equivalents, ending	$330,989	$337,514

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 34

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(25,359)	$(19,695)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(87,634)	(230,134)

Net cash (used in) provided by operating activities	(112,993)	(249,829)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(112,993)	(249,829)

Cash and cash equivalents, beginning	394,837	849,078

Cash and cash equivalents, ending	$281,844	$599,249

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 35

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(16,570)	$(23,504)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(391,519)

Net cash (used in) provided by operating activities	(16,570)	(415,023)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(16,570)	(415,023)

Cash and cash equivalents, beginning	4,428,306	2,392,767

Cash and cash equivalents, ending	$4,411,736	$1,977,744

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 36

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(43,526)	$(8,882)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(614,874)

Net cash (used in) provided by operating activities	(43,526)	(623,756)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(43,526)	(623,756)

Cash and cash equivalents, beginning	2,106,050	2,934,317

Cash and cash equivalents, ending	$2,062,524	$2,310,561

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 37

	2018	2017

Cash flows from operating activities:

Net income (loss)	$7,558	$947
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(189,816)	(34,910)

Net cash (used in) provided by operating activities	(182,258)	(33,963)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(182,258)	(33,963)

Cash and cash equivalents, beginning	517,887	2,096,039

Cash and cash equivalents, ending	$335,629	$2,062,076

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 38

	2018	2017

Cash flows from operating activities:

Net income (loss)	$7,113	$(24,830)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(7,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	3,500	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(18,234)	11,134

Net cash (used in) provided by operating activities	(14,621)	(20,239)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	7,000	-

Net cash (used in) provided by investing activities	7,000	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,621)	(20,239)

Cash and cash equivalents, beginning	1,492,145	3,042,864

Cash and cash equivalents, ending	$1,484,524	$3,022,625

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 39

	2018	2017

Cash flows from operating activities:

Net income (loss)	$-	$(8,311)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	(6,543)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	-	(340,846)

Net cash (used in) provided by operating activities	-	(355,700)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(355,700)

Cash and cash equivalents, beginning	-	1,248,898

Cash and cash equivalents, ending	$-	$893,198

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 40

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(41,739)	$(36,691)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(123,406)	(19,234)

Net cash (used in) provided by operating activities	(165,145)	(55,925)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

	-	-
Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(165,145)	(55,925)

Cash and cash equivalents, beginning	431,341	248,318

Cash and cash equivalents, ending	$266,196	$192,393

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 41

	2018	2017

Cash flows from operating activities:

Net income (loss)	$7,630	$(51,239)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(14,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	9,000	(4,500)
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(355,168)	(17,061)

Net cash (used in) provided by operating activities	(352,538)	(72,800)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	14,000	-

Net cash (used in) provided by investing activities	14,000	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(338,538)	(72,800)

Cash and cash equivalents, beginning	741,152	322,902

Cash and cash equivalents, ending	$402,614	$250,102

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 42

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(31,463)	$(50,283)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	(11,300)
(Decrease) Increase in accounts payable affiliates	-	-

Net cash (used in) provided by operating activities	(31,463)	(61,583)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(31,463)	(61,583)

Cash and cash equivalents, beginning	1,327,017	1,072,528

Cash and cash equivalents, ending	$1,295,554	$1,010,945

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 43

	2018	2017

Cash flows from operating activities:

Net income (loss)	$7,320	$(20,735)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(9,000)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	6,000	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	(295,671)	57,693

Net cash (used in) provided by operating activities	(291,351)	36,958

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	9,000	-

Net cash (used in) provided by investing activities	9,000	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(282,351)	36,958

Cash and cash equivalents, beginning	854,364	351,638

Cash and cash equivalents, ending	$572,013	$388,596

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 44

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(59,859)	$(64,630)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	60,098	60,971

Net cash (used in) provided by operating activities	239	(3,659)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	239	(3,659)

Cash and cash equivalents, beginning	84,006	66,324

Cash and cash equivalents, ending	$84,245	$62,665

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 45

	2018	2017

Cash flows from operating activities:

Net income (loss)	$278,641	$(60,559)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	(342,500)	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	7,500	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	70,024	15,700

Net cash (used in) provided by operating activities	13,665	(44,859)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	342,500	-

Net cash (used in) provided by investing activities	342,500	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	356,165	(44,859)

Cash and cash equivalents, beginning	753,702	803,153

Cash and cash equivalents, ending	$1,109,867	$758,294

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.

CONDENSED STATEMENTS OF CASH FLOWS

Three Months Ended June 30,
(Unaudited)

Series 46

	2018	2017

Cash flows from operating activities:

Net income (loss)	$(55,449)	$(60,956)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Share of (income) from Operating Partnerships	-	-
Changes in assets and liabilities
(Decrease) Increase in accounts payable and accrued expenses	-	-
Decrease (Increase) in other assets	-	-
(Decrease) Increase in accounts payable affiliates	52,299	52,299

Net cash (used in) provided by operating activities	(3,150)	(8,657)

Cash flows from investing activities:

Proceeds from the disposition of Operating Partnerships	-	-

Net cash (used in) provided by investing activities	-	-

	-	-

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,150)	(8,657)

Cash and cash equivalents, beginning	466,399	651,129

Cash and cash equivalents, ending	$463,249	$642,472

The accompanying notes are an integral part of this condensed statement

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2018
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
June 30, 2018
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

NOTE B - ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed financial statements herein as of June 30, 2018 and for the three months then ended have been prepared by the Fund, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Fund accounts for its investments in Operating Partnerships using the equity method, whereby the Fund adjusts its investment cost for its share of each Operating Partnership's results of operations and for any distributions received or accrued. Costs incurred by the Fund in acquiring the investments in the Operating Partnerships are capitalized to the investment account.

The Fund's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Such adjustments are of a normal recurring nature. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to these rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Fund's Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS

The Fund has entered into several transactions with various affiliates of the general partner of the Fund, including Boston Capital Holdings Limited Partnership, Boston Capital Securities, Inc., and Boston Capital Asset Management Limited Partnership as follows:

An annual fund management fee of .5 percent of the aggregate cost of all apartment complexes owned by the Operating Partnerships has been accrued to Boston Capital Asset Management Limited Partnership. Since reporting fees collected by the various series were added to reserves and not paid to Boston Capital Asset Management Limited Partnership, the amounts accrued are not net of reporting fees received. The fund management fees accrued for the quarters ended June 30, 2018 and 2017, are as follows:

	2018	2017
Series 20	$ 2,771	$ 5,535
Series 21	-	2,719
Series 22	6,426	7,303
Series 23	5,556	5,556
Series 24	10,761	12,588
Series 25	-	5,934
Series 26	15,609	22,545
Series 27	7,635	14,968
Series 28	8,844	8,844
Series 29	15,093	20,546
Series 30	10,829	16,654
Series 31	19,092	21,699
Series 32	22,087	26,370
Series 33	13,318	16,398
Series 34	12,366	12,366
Series 35	10,653	17,481
Series 36	7,626	7,626
Series 37	10,184	12,501
Series 38	18,234	18,234
Series 39	-	1,709
Series 40	26,594	29,766
Series 41	38,704	53,439
Series 42	29,334	42,870
Series 43	45,635	57,693
Series 44	57,825	57,826
Series 45	70,024	70,359
Series 46	52,299	52,299
	$517,499	$621,828

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE C - RELATED PARTY TRANSACTIONS (continued)

The fund management fees paid for the three months ended June 30, 2018 and 2017 are as follows:
	2018	2017
Series 20	$ 138,000	$ -
Series 23	200,000	3,550
Series 24	10,761	12,588
Series 25	-	5,934
Series 26	15,609	22,545
Series 27	7,635	14,968
Series 28	8,844	8,844
Series 29	296,607	-
Series 30	161,021	-
Series 31	19,092	21,699
Series 32	687,880	48,900
Series 33	106,940	-
Series 34	100,000	242,500
Series 35	10,653	409,000
Series 36	7,626	622,500
Series 37	200,000	47,411
Series 38	36,468	7,100
Series 39	-	122,100
Series 40	150,000	49,000
Series 41	393,872	70,500
Series 42	29,334	42,870
Series 43	341,306	-
	$2,921,648	$1,752,009

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE D - INVESTMENTS IN OPERATING PARTNERSHIPS

At June 30, 2018 and 2017, the Fund has limited partnership interests in 156 and 205 Operating Partnerships, respectively, which own or are constructing apartment complexes.

The breakdown of Operating Partnerships within the Fund at June 30, 2018 and 2017 are as follows:
	2018	2017
Series 20	1	3
Series 21	-	2
Series 22	3	3
Series 23	3	3
Series 24	5	6
Series 25	-	4
Series 26	8	13
Series 27	3	4
Series 28	4	5
Series 29	5	8
Series 30	3	6
Series 31	7	10
Series 32	5	7
Series 33	3	5
Series 34	4	4
Series 35	2	3
Series 36	3	3
Series 37	1	2
Series 38	3	4
Series 39	-	1
Series 40	9	10
Series 41	11	17
Series 42	11	15
Series 43	16	19
Series 44	7	7
Series 45	25	27
Series 46	14	14
	156	205

Under the terms of the Fund's investment in each Operating Partnership, the Fund is required to make capital contributions to the Operating Partnerships. These contributions are payable in installments over several years upon each Operating Partnership achieving specified levels of construction and/or operations. The contributions payable at June 30, 2018 and 2017, are as follows:
	2018	2017
Series 29	$ 785	$ 8,235
Series 30	65,176	65,176
Series 31	66,294	66,294
Series 32	1,229	1,229
Series 33	-	69,154
Series 37	-	138,438
Series 40	102	102
Series 41	-	100
Series 42	254	73,433
Series 43	26,082	99,265
Series 45	16,724	16,724
	$176,646	$538,150

Boston Capital Tax Credit Fund IV L.P.
NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

During the three months ended June 30, 2018 the Fund disposed of thirteen Operating Partnerships. A summary of the dispositions by Series for June 30, 2018 is as follows:

	Operating Partnership Interest Transferred	Sale of Underlying Operating Partnership	Fund Proceeds from Disposition *	Gain on Disposition

Series 20	1	-	$155,337	$155,337
Series 26	1	-	10,500	10,500
Series 28	1	-	8,500	8,500
Series 29	2	-	122,994	123,094
Series 30	2	-	24,006	24,006
Series 31	1	-	7,500	7,500
Series 32	-	1	487,880	487,880
Series 38	1	-	7,000	7,000
Series 41	-	1	14,000	14,000
Series 43	1	-	9,000	9,000
Series 45	1	-	342,500	342,500
Total	11	2	$1,189,217	$1,189,317

* Fund proceeds from disposition does not include $100 which was due to a writeoff of capital contribution payable as of June 30, 2018, for Series 29.

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
June 30, 2018
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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

The Fund's fiscal year ends March 31st for each year, while all the Operating Partnerships' fiscal years are the calendar year. Pursuant to the provisions of each Operating Partnership Agreement, financial results for each of the Operating Partnerships are provided to the Fund within 45 days after the close of each Operating Partnership's quarterly period. Accordingly, the current financial results available for the Operating Partnerships are for the three months ended March 31, 2018.

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)
	2018	2017

Revenues
Rental	$ 11,545,111	$ 14,029,090
Interest and other	360,002	446,491
	11,905,113	14,475,581

Expenses
Interest	1,886,045	2,382,891
Depreciation and amortization	3,000,974	3,780,719
Operating expenses	8,355,030	10,381,532
	13,242,049	16,545,142

NET LOSS	$ (1,336,936)	$ (2,069,561)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (1,323,567)	$ (2,048,864)

Net loss allocated to other Partners	$ (13,369)	$ (20,697)

* Amounts include $(1,323,567) and $(2,048,864) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 20

	2018	2017
Revenues
Rental	$ 69,740	$ 133,471
Interest and other	4,960	8,457
	74,700	141,928

Expenses
Interest	5,866	12,868
Depreciation and amortization	14,208	36,093
Operating expenses	62,258	117,558
	82,332	166,519

NET LOSS	$ (7,632)	$ (24,591)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (7,556)	$ (24,345)

Net loss allocated to other Partners	$ (76)	$ (246)

* Amounts include $(7,556) and $(24,345) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 21

	2018	2017
Revenues
Rental	$ -	$ 123,389
Interest and other	-	860
	-	124,249

Expenses
Interest	-	9,916
Depreciation and amortization	-	20,720
Operating expenses	-	98,300
	-	128,936

NET LOSS	$ -	$ (4,687)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (4,640)

Net loss allocated to other Partners	$ -	$ (47)

* Amounts include $- and $(4,640) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 22
	2018	2017
Revenues
Rental	$ 127,504	$ 127,528
Interest and other	3,212	4,554
	130,716	132,082

Expenses
Interest	10,877	11,342
Depreciation and amortization	27,270	27,089
Operating expenses	107,889	136,469
	146,036	174,900

NET LOSS	$ (15,320)	$ (42,818)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (15,167)	$ (42,390)

Net loss allocated to other Partners	$ (153)	$ (428)

* Amounts include $(15,167) and $(42,390) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 23
	2018	2017
Revenues
Rental	$ 102,185	$ 105,624
Interest and other	4,210	5,298
	106,395	110,922

Expenses
Interest	7,445	6,020
Depreciation and amortization	22,548	22,449
Operating expenses	84,644	87,804
	114,637	116,273

NET LOSS	$ (8,242)	$ (5,351)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (8,160)	$ (5,297)

Net loss allocated to other Partners	$ (82)	$ (54)

* Amounts include $(8,160) and $(5,297) for 2018 and 2017, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 24
	2018	2017
Revenues
Rental	$ 214,201	$ 256,294
Interest and other	6,867	5,121
	221,068	261,415

Expenses
Interest	17,395	22,563
Depreciation and amortization	60,969	70,348
Operating expenses	171,220	206,766
	249,584	299,677

NET LOSS	$ (28,516)	$ (38,262)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (28,231)	$ (37,879)

Net loss allocated to other Partners	$ (285)	$ (383)

* Amounts include $(28,231) and $(37,879) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 25
	2018	2017
Revenues
Rental	$ -	$ 214,392
Interest and other	-	5,238
	-	219,630

Expenses
Interest	-	20,184
Depreciation and amortization	-	44,177
Operating expenses	-	164,759
	-	229,120

NET LOSS	$ -	$ (9,490)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (9,395)

Net loss allocated to other Partners	$ -	$ (95)

* Amounts include $- and $(9,395) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 26
	2018	2017
Revenues
Rental	$ 318,677	$ 543,233
Interest and other	3,828	14,389
	322,505	557,622

Expenses
Interest	55,837	76,663
Depreciation and amortization	77,703	143,109
Operating expenses	268,413	462,402
	401,953	682,174

NET LOSS	$ (79,448)	$ (124,552)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (78,654)	$ (123,306)

Net loss allocated to other Partners	$ (794)	$ (1,246)

* Amounts include $(78,654) and $(123,306) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 27
	2018	2017
Revenues
Rental	$ 165,151	$ 201,149
Interest and other	3,247	2,811
	168,398	203,960

Expenses
Interest	8,310	11,753
Depreciation and amortization	44,462	60,321
Operating expenses	137,679	164,799
	190,451	236,873

NET LOSS	$ (22,053)	$ (32,913)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (21,832)	$ (32,584)

Net loss allocated to other Partners	$ (221)	$ (329)

* Amounts include $(21,832) and $(32,584) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 28
	2018	2017
Revenues
Rental	$ 205,590	$ 250,570
Interest and other	11,285	6,318
	216,875	256,888

Expenses
Interest	33,284	40,758
Depreciation and amortization	45,881	56,444
Operating expenses	170,438	195,958
	249,603	293,160

NET LOSS	$ (32,728)	$ (36,272)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (32,401)	$ (35,909)

Net loss allocated to other Partners	$ (327)	$ (363)

* Amounts include $(32,401) and $(35,909) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 29

	2018	2017
Revenues
Rental	$ 302,956	$ 437,102
Interest and other	12,746	42,050
	315,702	479,152

Expenses
Interest	63,618	98,351
Depreciation and amortization	66,659	123,879
Operating expenses	252,989	388,803
	383,266	611,033

NET LOSS	$ (67,564)	$ (131,881)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (66,888)	$ (130,562)

Net loss allocated to other Partners	$ (676)	$ (1,319)

* Amounts include $(66,888) and $(130,562) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 30
	2018	2017
Revenues
Rental	$ 203,637	$ 257,521
Interest and other	5,858	6,320
	209,495	263,841

Expenses
Interest	19,972	23,407
Depreciation and amortization	48,004	72,625
Operating expenses	169,158	202,203
	237,134	298,235

NET LOSS	$ (27,639)	$ (34,394)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (27,363)	$ (34,050)

Net loss allocated to other Partners	$ (276)	$ (344)

* Amounts include $(27,363) and $(34,050) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 31
	2018	2017
Revenues
Rental	$ 301,590	$ 426,560
Interest and other	10,945	12,249
	312,535	438,809

Expenses
Interest	22,551	42,067
Depreciation and amortization	108,367	143,308
Operating expenses	296,847	378,566
	427,765	563,941

NET LOSS	$ (115,230)	$ (125,132)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (114,078)	$ (123,881)

Net loss allocated to other Partners	$ (1,152)	$ (1,251)

* Amounts include $(114,078) and $(123,881) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 32
	2018	2017
Revenues
Rental	$ 385,247	$ 568,464
Interest and other	5,736	17,896
	390,983	586,360

Expenses
Interest	64,222	89,004
Depreciation and amortization	109,582	167,867
Operating expenses	320,647	440,872
	494,451	697,743

NET LOSS	$ (103,468)	$ (111,383)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (102,433)	$ (110,269)

Net loss allocated to other Partners	$ (1,035)	$ (1,114)

* Amounts include $(102,433) and $(110,269) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 33
	2018	2017
Revenues
Rental	$ 316,467	$ 352,356
Interest and other	11,510	12,747
	327,977	365,103

Expenses
Interest	50,837	59,782
Depreciation and amortization	69,767	89,646
Operating expenses	232,835	269,458
	353,439	418,886

NET LOSS	$ (25,462)	$ (53,783)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (25,207)	$ (53,245)

Net loss allocated to other Partners	$ (255)	$ (538)

* Amounts include $(25,207) and $(53,245) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 34
	2018	2017
Revenues
Rental	$ 247,506	$ 242,936
Interest and other	12,600	8,753
	260,106	251,689

Expenses
Interest	28,958	26,066
Depreciation and amortization	68,548	68,907
Operating expenses	185,490	188,617
	282,996	283,590

NET LOSS	$ (22,890)	$ (31,901)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (22,661)	$ (31,582)

Net loss allocated to other Partners	$ (229)	$ (319)

* Amounts include $(22,661) and $(31,582) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 35
	2018	2017
Revenues
Rental	$ 252,467	$ 313,246
Interest and other	14,152	9,606
	266,619	322,852

Expenses
Interest	41,622	51,614
Depreciation and amortization	80,578	92,481
Operating expenses	151,889	185,357
	274,089	329,452

NET LOSS	$ (7,470)	$ (6,600)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (7,395)	$ (6,534)

Net loss allocated to other Partners	$ (75)	$ (66)

* Amounts include $(7,395) and $(6,534) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 36
	2018	2017
Revenues
Rental	$ 165,386	$ 161,046
Interest and other	4,998	4,589
	170,384	165,635

Expenses
Interest	30,331	32,208
Depreciation and amortization	42,255	42,278
Operating expenses	120,885	124,116
	193,471	198,602

NET LOSS	$ (23,087)	$ (32,967)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (22,856)	$ (32,637)

Net loss allocated to other Partners	$ (231)	$ (330)

* Amounts include $(22,856) and $(32,637) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 37

	2018	2017
Revenues
Rental	$ 185,681	$ 203,958
Interest and other	19,036	20,176
	204,717	224,134

Expenses
Interest	31,027	32,077
Depreciation and amortization	57,825	69,701
Operating expenses	133,661	158,294
	222,513	260,072

NET LOSS	$ (17,796)	$ (35,938)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (17,618)	$ (35,579)

Net loss allocated to other Partners	$ (178)	$ (359)

* Amounts include $(17,618) and $(35,579) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 38
	2018	2017
Revenues
Rental	$ 405,363	$ 443,713
Interest and other	8,187	5,418
	413,550	449,131

Expenses
Interest	55,620	61,781
Depreciation and amortization	77,757	93,157
Operating expenses	282,404	320,254
	415,781	475,192

NET LOSS	$ (2,231)	$ (26,061)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (2,209)	$ (25,800)

Net loss allocated to other Partners	$ (22)	$ (261)

* Amounts include $(2,209) and $(25,800) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 39
	2018	2017
Revenues
Rental	$ -	$ 42,108
Interest and other	-	-
	-	42,108

Expenses
Interest	-	1,559
Depreciation and amortization	-	7,273
Operating expenses	-	36,625
	-	45,457

NET LOSS	$ -	$ (3,349)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ -	$ (3,316)

Net loss allocated to other Partners	$ -	$ (33)

* Amounts include $- and $(3,316) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 40
	2018	2017
Revenues
Rental	$ 536,374	$ 622,783
Interest and other	14,697	14,318
	551,071	637,101

Expenses
Interest	99,916	135,162
Depreciation and amortization	149,818	177,693
Operating expenses	427,291	490,299
	677,025	803,154

NET LOSS	$ (125,954)	$ (166,053)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (124,694)	$ (164,392)

Net loss allocated to other Partners	$ (1,260)	$ (1,661)

* Amounts include $(124,694) and $(164,392) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 41

	2018	2017
Revenues
Rental	$ 907,775	$ 1,349,185
Interest and other	14,831	28,304
	922,606	1,377,489

Expenses
Interest	170,013	284,800
Depreciation and amortization	192,377	319,024
Operating expenses	611,831	931,604
	974,221	1,535,428

NET LOSS	$ (51,615)	$ (157,939)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (51,099)	$ (156,360)

Net loss allocated to other Partners	$ (516)	$ (1,579)

* Amounts include $(51,099) and $(156,360) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 42
	2018	2017
Revenues
Rental	$ 641,667	$ 911,872
Interest and other	24,793	38,065
	666,460	949,937

Expenses
Interest	129,560	197,800
Depreciation and amortization	194,985	280,472
Operating expenses	474,725	680,302
	799,270	1,158,574

NET LOSS	$ (132,810)	$ (208,637)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (131,482)	$ (206,551)

Net loss allocated to other Partners	$ (1,328)	$ (2,086)

* Amounts include $(131,482) and $(206,551) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 43
	2018	2017
Revenues
Rental	$ 1,046,749	$ 1,309,676
Interest and other	45,181	65,602
	1,091,930	1,375,278

Expenses
Interest	128,333	205,990
Depreciation and amortization	347,594	431,594
Operating expenses	788,238	1,010,064
	1,264,165	1,647,648

NET LOSS	$ (172,235)	$ (272,370)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (170,513)	$ (269,646)

Net loss allocated to other Partners	$ (1,722)	$ (2,724)

* Amounts include $(170,513) and $(269,646) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 44
	2018	2017
Revenues
Rental	$ 1,490,507	$ 1,465,870
Interest and other	40,927	45,471
	1,531,434	1,511,341

Expenses
Interest	347,788	350,607
Depreciation and amortization	338,087	341,954
Operating expenses	855,541	878,513
	1,541,416	1,571,074

NET LOSS	$ (9,982)	$ (59,733)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (9,882)	$ (59,136)

Net loss allocated to other Partners	$ (100)	$ (597)

* Amounts include $(9,882) and $(59,136) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 45
	2018	2017
Revenues
Rental	$ 1,772,558	$ 1,810,088
Interest and other	40,396	36,785
	1,812,954	1,846,873

Expenses
Interest	227,709	242,578
Depreciation and amortization	472,229	492,220
Operating expenses	1,306,696	1,310,510
	2,006,634	2,045,308

NET LOSS	$ (193,680)	$ (198,435)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (191,743)	$ (196,451)

Net loss allocated to other Partners	$ (1,937)	$ (1,984)

* Amounts include $(191,743) and $(196,451) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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
June 30, 2018
(Unaudited)

NOTE D - INVESTMENT IN OPERATING PARTNERSHIPS - (continued)

COMBINED CONDENSED SUMMARIZED STATEMENTS OF OPERATIONS
Three Months Ended March 31,
(Unaudited)

Series 46
	2018	2017
Revenues
Rental	$ 1,180,133	$ 1,154,956
Interest and other	35,800	25,096
	1,215,933	1,180,052

Expenses
Interest	234,954	235,971
Depreciation and amortization	283,501	285,890
Operating expenses	741,362	752,260
	1,259,817	1,274,121

NET LOSS	$ (43,884)	$ (94,069)

Net loss allocated to Boston Capital Tax Credit Fund IV L.P.*	$ (43,445)	$ (93,128)

Net loss allocated to other Partners	$ (439)	$ (941)

* Amounts include $(43,445) and $(93,128) for 2018 and 2017, respectively, of net loss not recognized under the equity method of accounting.

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

Boston Capital Tax Credit Fund IV L.P.

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED
June 30, 2018

(Unaudited)

NOTE E - TAXABLE LOSS

The Fund's taxable loss is expected to differ from its loss for financial reporting purposes. This is primarily due to accounting differences in depreciation incurred by the Operating Partnerships and also differences between the equity method of accounting and the IRS accounting methods.

NOTE F - INCOME TAXES

The Fund has elected to be treated as a pass-through entity for income tax purposes and, as such, is not subject to income taxes. Rather, all items of taxable income, deductions and tax credits are passed through to and are reported by its owners on their respective income tax returns. The Fund's federal tax status as a pass-through entity is based on its legal status as a partnership. Accordingly, the Fund is not required to take any tax positions in order to qualify as a pass-through entity. The Fund is required to file and does file tax returns with the Internal Revenue Service and other taxing authorities. Accordingly, these financial statements do not reflect a provision for income taxes and the Fund has no other tax positions, which must be considered for disclosure. Income tax returns filed by the Fund are subject to examination by the Internal Revenue Service for a period of three years. While no income tax returns are currently being examined by the Internal Revenue Service, tax years since 2014 remain open.

NOTE G - SUBSEQUENT EVENTS

Subsequent to June 30, 2018, the Fund has entered into an agreement to transfer the interest in one operating limited partnership. The estimated transfer price and other terms for the disposition of the operating limited partnership has been determined. The estimated proceeds to be received for the operating limited partnership is $42,000. The estimated gain on the transfer of the operating limited partnership is $39,500 and is expected to be recognized in the second quarter of fiscal year ending March 31, 2019.

Item 2. Management's Discussions and Analysis of Financial Condition and
Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements including our intentions, hopes, beliefs, expectations, strategies and predictions of our future activities, or other future events or conditions. These statements are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbors created by these acts. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, for example, the factors identified in Part I, Item 1A. "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018. Although we believe that the assumptions underlying these forward-looking statements are reasonable, any of the assumptions could be inaccurate, and there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in these forward-looking statements, the inclusion of this information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Liquidity

The Fund's primary source of funds was the proceeds of its Public Offering.  Other sources of liquidity include (i) interest earned on capital contributions unpaid for the three months ended June 30, 2018 or on working capital reserves, (ii) cash distributions from operations of the Operating Partnerships in which the Fund has invested and (iii) proceeds received from the dispositions of the Operating Partnership that are returned to fund reserves.  These sources of liquidity, along with the Fund's working capital reserve, are available to meet the obligations of the Partnership.  The Fund does not anticipate significant cash distributions from operations of the Operating Partnerships.

The Fund is currently accruing the fund management fee.  Fund management fees accrued during the quarter ended June 30, 2018 were $517,499 and total fund management fees accrued as of June 30, 2018 were $26,870,886. During the three months ended June 30, 2018, $2,921,648 of the accrued fund management fees were paid. Pursuant to the Partnership Agreement, these liabilities will be deferred until the Fund receives proceeds from sales of the Operating Partnerships that will be used to satisfy these liabilities. The Fund's working capital and sources of liquidity coupled with affiliated party liability accruals allow sufficient levels of liquidity to meet the third party obligations of the Fund.  The Fund is currently unaware of any trends that would create insufficient liquidity to meet future third party obligations of the Fund.

Liquidity (continued)

As of June 30, 2018, an affiliate of the general partner of the Fund advanced a total of $222,511 to Series 44 to pay some operating expenses of the Fund, and to make advances and/or loans to Operating Partnerships. These advances are included in Accounts payable affiliates. During the three months ended June 30, 2018, $2,273 was advanced to Series 44 from an affiliate of the general partner. As of June 30, 2017 $220,455 and $54,659 was paid back from Series 39 and Series 45, respectively, to an affiliate of the general partner. All payables to affiliates will be paid, without interest, from available cash flow or the proceeds of sales or refinancing of the Fund's interests in Operating Partnerships.

Capital Resources

The Fund offered BACs in the Public Offering declared effective by the Securities and Exchange Commission on December 16, 1993. The Fund received $38,667,000, $18,927,000, $25,644,000, $33,366,000, $21,697,000, $30,248,000, $39,959,000, $24,607,000, $39,999,000, $39,918,000, $26,490,750, $44,057,750, $47,431,000, $26,362,000, $35,273,000, $33,004,630, $21,068,375, $25,125,000, $25,431,000, $22,921,000, $26,629,250, $28,916,260, $27,442,620, $27,442,620, $36,379,870, $27,019,730, $40,143,670 and $29,809,980 representing 3,866,700, 1,892,700, 2,564,400, 3,336,727, 2,169,878, 3,026,109, 3,995,900, 2,460,700, 4,000,738, 3,991,800, 2,651,000, 4,417,857, 4,754,198, 2,636,533, 3,529,319, 3,300,463, 2,106,837, 2,512,500, 2,543,100, 2,292,152, 2,630,256, 2,891,626, 2,744,262, 3,637,987, 2,701,973, 4,014,367 and 2,980,998 BACs from investors admitted as BAC Holders in Series 20, Series 21, Series 22, Series 23, Series 24, Series 25, Series 26, Series 27, Series 28, Series 29, Series 30, Series 31, Series 32, Series 33, Series 34, Series 35, Series 36, Series 37, Series 38, Series 39, Series 40, Series 41, Series 42, Series 43, Series 44, Series 45 and Series 46, respectively, as of June 30, 2018.

Series 20

The Fund commenced offering BACs in Series 20 on January 21, 1994. Offers and sales of BACs in Series 20 were completed on June 24, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $27,693,970. Series 20 has since sold its interest in 23 of the Operating Partnerships and 1 remains.

Prior to the quarter ended June 30, 2018, Series 20 had released all payments of its capital contributions to the Operating Partnerships.

Series 21

The Fund commenced offering BACs in Series 21 on July 5, 1994. Offers and sales of BACs in Series 21 were completed on September 30, 1994. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 14 Operating Partnerships in the amount of $13,872,728. Series 21 has since sold its interest in all 14 of the Operating Partnerships.

Prior to the quarter ended June 30, 2018, Series 21 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2018, Series 22 had released all payments of its capital contributions to the Operating Partnerships.

Series 23

The Fund commenced offering BACs in Series 23 on January 10, 1995. Offers and sales of BACs in Series 23 were completed on June 23, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $24,352,278. Series 23 has since sold its interest in 19 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2018, Series 23 had released all payments of its capital contributions to the Operating Partnerships.

Series 24

The Fund commenced offering BACs in Series 24 on June 9, 1995. Offers and sales of BACs in Series 24 were completed on September 22, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 24 Operating Partnerships in the amount of $15,796,309. Series 24 has since sold its interest in 19 of the Operating Partnerships and 5 remain.

Prior to the quarter ended June 30, 2018, Series 24 had released all payments of its capital contributions to the Operating Partnerships.

Series 25

The Fund commenced offering BACs in Series 25 on September 30, 1995. Offers and sales of BACs in Series 25 were completed on December 29, 1995. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $22,324,539. Series 25 has since sold its interest in all 22 of the Operating Partnerships.

Prior to the quarter ended June 30, 2018, Series 25 had released all payments of its capital contributions to the Operating Partnerships.

Series 26

The Fund commenced offering BACs in Series 26 on January 18, 1996. Offers and sales of BACs in Series 26 were completed on June 14, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 45 Operating Partnerships in the amount of $29,401,215. Series 26 has since sold its interest in 37 of the Operating Partnerships and 8 remain.

Prior to the quarter ended June 30, 2018, Series 26 had released all payments of its capital contributions to the Operating Partnerships.

Series 27

The Fund commenced offering BACs in Series 27 on June 17, 1996. Offers and sales of BACs in Series 27 were completed on September 27, 1996. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 16 Operating Partnerships in the amount of $17,881,574. Series 27 has since sold its interest in 13 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2018, Series 27 had released all payments of its capital contributions to the Operating Partnerships.

Series 28

The Fund commenced offering BACs in Series 28 on September 30, 1996. Offers and sales of BACs in Series 28 were completed on January 31, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 26 Operating Partnership in the amount of $29,281,983. Series 28 has since sold its interest in 22 of the Operating Partnerships and 4 remain.

Prior to the quarter ended June 30, 2018, Series 28 had released all payments of its capital contributions to the Operating Partnerships.

Series 29

The Fund commenced offering BACs in Series 29 on February 10, 1997. Offers and sales of BACs in Series 29 were completed on June 20, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 22 Operating Partnerships in the amount of $29,137,877. Series 29 has since sold its interest in 17 of the Operating Partnerships and 5 remain.

During the quarter ended June 30, 2018, Series 29 did not record any releases of capital contributions. Series 29 has outstanding contributions payable to 1 Operating Partnership in the amount of $785 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 30

The Fund commenced offering BACs in Series 30 on June 23, 1997. Offers and sales of BACs in Series 30 were completed on September 10, 1997. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 20 Operating Partnerships in the amount of $19,497,869. Series 30 has since disposed of its interest in 17 of the Operating Partnerships and 3 remain.

During the quarter ended June 30, 2018, Series 30 did not record any releases of capital contributions. Series 30 has outstanding contributions payable to 2 Operating Partnerships in the amount of $65,176 as of June 30, 2018. The remaining contributions will be released when Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 31

The Fund commenced offering BACs in Series 31 on September 11, 1997. Offers and sales of BACs in Series 31 were completed on January 18, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 27 Operating Partnerships in the amount of $32,569,100. Series 31 has since disposed of its interest in 20 of the Operating Partnerships and 7 remain.

During the quarter ended June 30, 2018, Series 31 did not record any releases of capital contributions. Series 31 has outstanding contributions payable to 3 Operating Partnerships in the amount of $66,294 as of June 30, 2018. Of the amount outstanding, $25,000 has been funded into an escrow account on behalf of one Operating Partnership. The escrowed funds will be converted to capital and the remaining contributions of $41,294 will be released when the Operating Partnerships have achieved the conditions set forth in their respective partnership agreements.

Series 32

The Fund commenced offering BACs in Series 32 on January 19, 1998. Offers and sales of BACs in Series 32 were completed on June 23, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 17 Operating Partnerships in the amount of $34,129,677. Series 32 has since sold its interest in 12 of the Operating Partnerships and 5 remain. The series has also purchased membership interests in Bradley Phase I of Massachusetts LLC, Bradley Phase II of Massachusetts LLC, Byam Village of Massachusetts LLC, Hanover Towers of Massachusetts LLC, Harbor Towers of Massachusetts LLC and Maple Hill of Massachusetts LLC. In December 2010, the investment general partner sold its membership interests and a gain on the sale of the membership interests has been recorded in the amount of $499,998 as of December 31, 2010. Under the terms of these Assignments of Membership Interests dated December 1, 1998, the series is entitled to various profits, losses, tax credits, cash flow, proceeds from capital transactions and capital accounts as defined in the individual Operating Partnership Agreements. The series utilized $1,092,847 of funds available to invest in Operating Partnerships for this investment.

During the quarter ended June 30, 2018, Series 32 did not record any releases of capital contributions. Series 32 has outstanding contributions payable to 1 Operating Partnership in the amount of $1,229 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 33

The Fund commenced offering BACs in Series 33 on June 22, 1998. Offers and sales of BACs in Series 33 were completed on September 21, 1998. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $19,594,100. Series 33 has since sold its interest in 7 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2018, Series 33 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2018, Series 34 had released all payments of its capital contributions to the Operating Partnerships.

Series 35

The Fund commenced offering BACs in Series 35 on February 22, 1999. Offers and sales of BACs in Series 35 were completed on June 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $24,002,391. Series 35 has since sold its interest in 9 of the Operating Partnerships and 2 remain.

Prior to the quarter ended June 30, 2018, Series 35 had released all payments of its capital contributions to the Operating Partnerships.

Series 36

The Fund commenced offering BACs in Series 36 on June 22, 1999. Offers and sales of BACs in Series 36 were completed on September 28, 1999. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 11 Operating Partnerships in the amount of $15,277,041. Series 36 has since sold its interest in 8 of the Operating Partnerships and 3 remain.

Prior to the quarter ended June 30, 2018, Series 36 had released all payments of its capital contributions to the Operating Partnerships.

Series 37

The Fund commenced offering BACs in Series 37 on October 29, 1999. Offers and sales of BACs in Series 37 were completed on January 28, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 7 Operating Partnerships in the amount of $18,735,142. Series 37 has since sold its interest in 6 of the Operating Partnerships and 1 remains.

Prior to the quarter ended June 30, 2018, Series 37 had released all payments of its capital contributions to the Operating Partnerships.

Series 38

The Fund commenced offering BACs in Series 38 on February 1, 2000. Offers and sales of BACs in Series 38 were completed on July 31, 2000. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 10 Operating Partnerships in the amount of $18,612,287. Series 38 has since sold its interest in 7 of the Operating Partnerships and 3 remain. In addition, the Fund committed and used $420,296 of Series 38 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2018, Series 38 had released all payments of its capital contributions to the Operating Partnerships.

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

Prior to the quarter ended June 30, 2018, Series 39 had released all payments of its capital contributions to the Operating Partnerships.

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

During the quarter ended June 30, 2018, Series 40 did not record any releases of capital contributions. Series 40 has outstanding contributions payable to 1 Operating Partnership in the amount of $102 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 41

The Fund commenced offering BACs in Series 41 on August 1, 2001. Offers and sales of BACs in Series 41 were completed on January 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $21,278,631. Series 41 has since sold its interest in 12 of the Operating Partnerships and 11 remain. In addition, the Fund committed and used $195,249 of Series 41 net offering proceeds to acquire a membership interest in a limited liability company, which is the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes.

Prior to the quarter ended June 30, 2018, Series 41 had released all payments of its capital contributions to the Operating Partnerships.

Series 42

The Fund commenced offering BACs in Series 42 on February 1, 2002. Offers and sales of BACs in Series 42 were completed on July 31, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $20,661,120. Series 42 has since sold its interest in 12 of the Operating Partnerships and 11 remain.

During the quarter ended June 30, 2018, Series 42 did not record any releases of capital contributions. Series 42 has outstanding contributions payable to 1 Operating Partnership in the amount of $254 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

Series 43

The Fund commenced offering BACs in Series 43 on August 1, 2002. Offers and sales of BCAs in Series 43 were completed in June 30, 2002. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 23 Operating Partnerships in the amount of $26,326,543. Series 43 has since sold its interest in 7 of the Operating Partnerships and 16 remain. The Fund also committed and used $805,160 of Series 43 net offering proceeds to acquire membership interests in limited liability companies, which are the general partner of other operating limited partnerships, which own or are constructing, rehabilitating or operating apartment complexes. In addition, the Fund committed and used $268,451 of Series 43 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2018, Series 43 did not record any releases of capital contributions. Series 43 has outstanding contributions payable to 1 Operating Partnerships in the amount of $26,082 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2018, Series 44 had released all payments of its capital contributions to the Operating Partnerships.

Series 45

The Fund commenced offering BACs in Series 45 on July 1, 2003. Offers and sales of BACs in Series 45 were completed on September 16, 2003. The Fund has committed proceeds to pay initial and additional installments of capital contributions to 31 Operating Partnerships in the amount of $30,232,512. Series 45 has since sold its interest in 6 of the Operating Partnerships and 25 remain. In addition, the Fund committed and used $302,862 of Series 45 net offering proceeds to acquire a limited partnership equity interest in a limited liability company, which is the general partner of other operating limited partnerships which own or are constructing, rehabilitating or operating apartment complexes.

During the quarter ended June 30, 2018, Series 45 did not record any releases of capital contributions. Series 45 has outstanding contributions payable to 1 Operating Partnership in the amount of $16,724 as of June 30, 2018. The remaining contributions will be released when the Operating Partnership has achieved the conditions set forth in its partnership agreement.

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

Prior to the quarter ended June 30, 2018, Series 46 had released all payments of its capital contributions to the Operating Partnerships.

Results of Operations

As of June 30, 2018 and 2017, the Fund held limited partnership interests in 156 and 205 Operating Partnerships, respectively. In each instance the apartment complex owned by the applicable Operating Partnership is eligible for the federal housing tax credit. Initial occupancy of a unit in each apartment complex which complied with the minimum set-aside test (i.e., initial occupancy by tenants with incomes equal to no more than a certain percentage of area median income) and the rent restriction test (i.e., gross rent charged tenants does not exceed 30% of the applicable income standards) is referred to as "Qualified Occupancy." Each of the Operating Partnerships and each of the respective apartment complexes are described more fully in the Prospectus or applicable report on Form 8-K. The general partner of the Fund believes that there is adequate casualty insurance on the properties.

The Fund incurred a fund management fee to Boston Capital Asset Management Limited Partnership in an amount equal to .5 percent of the aggregate cost of the apartment complexes owned by the Operating Partnerships, less the amount of various asset management and reporting fees paid by the Operating Partnerships. The fund management fees net of reporting fees incurred and the reporting fees paid by the Operating Partnerships for the three months ended June 30, 2018, are as follows:

	3 Months Gross Fund Management Fee	3 Months Asset Management and Reporting Fee	3 Months Fund Management Fee Net of Asset Management and Reporting Fee

Series 20	$ 2,771	$ 500	$ 2,271
Series 21	-	-	-
Series 22	6,426	500	5,926
Series 23	5,556	3,606	1,950
Series 24	10,761	-	10,761
Series 25	-	-	-
Series 26	15,609	1,000	14,609
Series 27	7,635	-	7,635
Series 28	8,844	2,000	6,844
Series 29	15,093	-	15,093
Series 30	10,829	5,717	5,112
Series 31	19,092	1,500	17,592
Series 32	22,087	-	22,087
Series 33	13,318	-	13,318
Series 34	12,366	-	12,366
Series 35	10,653	-	10,653
Series 36	7,626	1,910	5,716
Series 37	10,184	8,018	2,166
Series 38	18,234	3,000	15,234
Series 39	-	-	-
Series 40	26,594	2,150	24,444
Series 41	38,704	14,920	23,784
Series 42	29,334	11,187	18,147
Series 43	45,635	17,552	28,083
Series 44	57,825	13,361	44,464
Series 45	70,024	12,507	57,517
Series 46	52,299	6,346	45,953
	$517,499	$105,774	$411,725

The Fund's investment objectives do not include receipt of significant cash distributions from the Operating Partnerships in which it has invested or intends to invest. The Fund's investments in Operating Partnerships have been and will be made principally with a view towards realization of federal housing tax credits for allocation to its partners and BAC holders.

Series 20

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2018, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 20 reflects a net loss from Operating Partnerships of $(7,632) and $(24,591), respectively, which includes depreciation and amortization of $14,208 and $36,093, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2018, the investment general partner of Boston Capital Tax Credit Fund III - Series 18 and Series 20 transferred their respective interests in Virginia Avenue Affordable Limited Partnership to a non-affiliated entity for its assumption of the outstanding mortgage balance of approximately $499,989 and cash proceeds to the investment partnerships of $823,080 and $156,777 for Series 18 and Series 20, respectively. Of the total proceeds received, $7,560 and $1,440, for Series 18 and Series 20, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $815,520 and $155,337, for Series 18 and Series 20, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership, net of the overhead and expense reimbursement, has been recorded in the amount of $815,520 and $155,337, for Series 18 and Series 20, respectively, as of June 30, 2018.

Series 21

As of June 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2018.

For the three month periods ended June 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $(4,687), respectively, which includes depreciation and amortization of $- and $20,720, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 22

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 22 reflects a net loss from Operating Partnerships of $(15,320) and $(42,818), respectively, which includes depreciation and amortization of $27,270 and $27,089, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Series 23

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 23 reflects a net loss from Operating Partnerships of $(8,242) and $(5,351), respectively, which includes depreciation and amortization of $22,548 and $22,449, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 24

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 24 reflects a net loss from Operating Partnerships of $(28,516) and $(38,262), respectively, which includes depreciation and amortization of $60,969 and $70,348, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 25

As of June 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2018.

For the three month periods ended June 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $(9,490), respectively, which includes depreciation and amortization of $- and $44,177, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 26

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 8 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 26 reflects a net loss from Operating Partnerships of $(79,448) and $(124,552), respectively, which includes depreciation and amortization of $77,703 and $143,109, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2018, the investment general partner transferred its interest in Beckwood Manor One Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $831,636 and cash proceeds to the investment partnership of $14,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $10,500 were returned to cash reserves held by Series 26. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $10,500 as of June 30, 2018.

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

Southwind Apartments, A L.D.H.A.

T.R. Bobb Apartments Partnership, A L.D.H.A.

Brookhaven Apartments Partnership, A LP

Beauregard Apartments Partnership, A L.D.H.A.

Warrensburg Heights L.P.

Series 27

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 27 reflects a net loss from Operating Partnerships of $(22,053) and $(32,913), respectively, which includes depreciation and amortization of $44,462 and $60,321, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Angelou Court

Series 28

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 28 reflects a net loss from Operating Partnerships of $(32,728) and $(36,272), respectively, which includes depreciation and amortization of $45,881 and $56,444, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2018, the investment general partner transferred its interest in Evergreen Three Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $749,754 and cash proceeds to the investment partnership of $12,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $8,500 were returned to cash reserves held by Series 28. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $8,500 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Maplewood Apartments Partnership, A LA Partnership

Series 29

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 29 reflects a net loss from Operating Partnerships of $(67,564) and $(131,881), respectively, which includes depreciation and amortization of $66,659 and $123,879, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2018, the investment general partner transferred its interest in Edgewood Apartments Partnership, A Louisiana Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,914,574 and cash proceeds to the investment partnership of $108,000. Of the total proceeds received, $5,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $102,500 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $102,500 as of June 30, 2018.

In June 2018, the investment general partner transferred its interest in Emerald Trace Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $1,591,041 and cash proceeds to the investment partnership of $25,494. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $20,494 were returned to cash reserves held by Series 29. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $20,494 as of June 30, 2018. In addition, equity outstanding for the Operating Partnership in the amount of $100 for Series 29 was recorded as gain on the transfer of the Operating Partnership as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Westfield Apartments Partnership, A Louisiana Partnership

The Lincoln Hotel

Poplarville Housing Inc.

Series 30

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 30 reflects a net loss from Operating Partnerships of $(27,639) and $(34,394), respectively, which includes depreciation and amortization of $48,004 and $72,625, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2018, the investment general partner transferred its interest in Emerald Trace II Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $206,800 and cash proceeds to the investment partnership of $24,506. Of the total proceeds received, $5,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $19,506 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $19,506 as of June 30, 2018.

In June 2018, the investment general partner transferred its interest in Pyramid One, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $500,927 and cash proceeds to the investment partnership of $10,000. Of the total proceeds received, $5,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $4,500 were returned to cash reserves held by Series 30. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $4,500 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

JMC Limited Liability Company

Series 31

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 7 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 31 reflects a net loss from Operating Partnerships of $(115,230) and $(125,132), respectively, which includes depreciation and amortization of $108,367 and $143,308, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In June 2018, the investment general partner transferred its interest in Heritage One to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $814,632 and cash proceeds to the investment partnership of $11,000. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $7,500 as of June 30, 2018.

In July 2018, the investment general partner transferred its interest in N.M.V.A. Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $781,448 and cash proceeds to the investment partnership of $42,000. Of the total proceeds received, $2,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $39,500 were returned to cash reserves held by Series 31. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Canton Housing One, L.P.

Canton Housing Two, L.P.

Canton Housing Three, L.P.

Canton Housing Four, L.P.

Series 32

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 5 properties at June 30, 2018, all of which were at 100% Qualified Occupancy

For the three month periods ended June 30, 2018 and 2017, Series 32 reflects a net loss from Operating Partnerships of $(103,468) and $(111,383), respectively, which includes depreciation and amortization of $109,582 and $167,867, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In January 2018, the operating general partner of Pyramid Four Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on May 17, 2018. The sales price of the property was $1,536,000, which included the outstanding mortgage balance of approximately $388,399 and cash proceeds to the investment partnership of $492,880. Of the total proceeds received by the investment partnership, $5,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $487,880 will be returned to cash reserves held by Series 32. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $487,880 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Pecan Manor Apartments

Parkside Plaza, LLP

Series 33

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 33 reflects a net loss from Operating Partnerships of $(25,462) and $(53,783), respectively, which includes depreciation and amortization of $69,767 and $89,646, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 34

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 4 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 34 reflects a net loss from Operating Partnerships of $(22,890) and $(31,901), respectively, which includes depreciation and amortization of $68,548 and $68,907, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

RHP 96-I, L.P.

Belmont Affordable Housing II, LP

Series 35

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 2 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 35 reflects a net loss from Operating Partnerships of $(7,470) and $(6,600), respectively, which includes depreciation and amortization of $80,578 and $92,481, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 36

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 36 reflects a net loss from Operating Partnerships of $(23,087) and $(32,967), respectively, which includes depreciation and amortization of $42,255 and $42,278, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

Wingfield Apartments Limited Partnership

Ashton Ridge L.D.H.A., L.P.

Series 37

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 1 property at June 30, 2018, which was at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 37 reflects a net loss from Operating Partnerships of $(17,796) and $(35,938), respectively, which includes depreciation and amortization of $57,825 and $69,701, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Ashton Ridge L.D.H.A., L.P.

Series 38

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 3 properties at June 30, 2018, all of which were at 100% qualified occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 38 reflects a net loss from Operating Partnerships of $(2,231) and $(26,061), respectively, which includes depreciation and amortization of $77,757 and $93,157, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In June 2018, the investment general partner transferred its interest in Heritage Two Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $823,454 and cash proceeds to the investment partnership of $10,500. Of the total proceeds received, $3,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $7,000 were returned to cash reserves held by Series 38. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $7,000 as of June 30, 2018.

Series 39

As of June 30, 2017, the average Qualified Occupancy for the series was 100%. The series did not have any properties as of June 30, 2018.

For the three month periods ended June 30, 2018 and 2017, Series 21 reflects a net loss from Operating Partnerships of $- and $(3,349), respectively, which includes depreciation and amortization of $- and $7,273, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 40

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 9 properties at June 30, 2018, all of which at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 40 reflects a net loss from Operating Partnerships of $(125,954) and $(166,053), respectively, which includes depreciation and amortization of $149,818 and $177,693, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In In August 2017, the investment general partner transferred their respective interests in Springfield Metro, Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $23,195,469 and cash proceeds to the investment partnerships of $589,289 and $720,242 for Series 40 and Series 41, respectively. Of the total proceeds received, $337 and $413 for Series 40 and Series 41, respectively, was paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $588,952 and $719,829 for Series 40 and Series 41, respectively, were returned to cash reserves. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $588,952 and $719,829 for Series 40 and Series 41, respectively, as of September 30, 2017.

The investment general partner will continue to monitor the following Operating Partnerships because of operational or other issues. However, these Operating Partnerships have all exited their LIHTC compliance period and there is therefore no risk to past credit delivery.

MA No 2 LLC

Center Place Apartments II Limited Partnership

Oakland Partnership

Series 41

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 41 reflects a net loss from Operating Partnerships of $(51,615) and $(157,939), respectively, which includes depreciation and amortization of $192,377 and $319,024, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

In April 2018, the operating general partner of Madison Housing Associates Two Limited Partnership entered into an agreement to sell the property to a non-affiliated entity and the transaction closed on June 15, 2018. The sales price of the property was $2,012,220, which included the outstanding mortgage balance of approximately $1,387,319 and cash proceeds to the investment partnership of $23,000. Of the total proceeds received by the investment partnership, $9,000 will be paid to BCAMLP for expenses related to the sale, which include third party legal costs. The remaining proceeds from the sale of $14,000 were returned to cash reserves held by Series 41. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the sale of the Operating Partnership of the proceeds from the sale, net of the overhead and expense reimbursement, has been recorded in the amount of $14,000 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Cedar Grove Apartments Phase I

Series 42

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 11 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 42 reflects a net loss from Operating Partnerships of $(132,810) and $(208,637), respectively, which includes depreciation and amortization of $194,985 and $280,472, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Wingfield Apartments Partnership II, LP

Series 43

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 16 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 43 reflects a net loss from Operating Partnerships of $(172,235) and $(272,370), respectively, which includes depreciation and amortization of $347,594 and $431,594, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

In April 2018, the investment general partner transferred its interest in Bohannon Place, Limited to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $185,872 and cash proceeds to the investment partnership of $15,000. Of the total proceeds received, $6,000 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $9,000 were returned to cash reserves held by Series 43. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $9,000 as of June 30, 2018.

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

Carpenter School I Elderly Apartments Limited

Parkside Plaza, LLP

Series 44

As of June 30, 2018 and 2017, the average Qualified Occupancy was 100%. The series had a total of 7 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 44 reflects a net loss from Operating Partnerships of $(9,982) and $(59,733), respectively, which includes depreciation and amortization of $338,087 and $341,954, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

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

Series 45

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 25 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 45 reflects a net loss from Operating Partnerships of $(193,680) and $(198,435), respectively, which includes depreciation and amortization of $472,229 and $492,220, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Jefferson Housing, LP (Jefferson House) is a 101-unit property located in Lynchburg, VA. The property continues to operate below breakeven. The investment general partner will continue to work with the operating general partner and the management company to monitor and improve operations in conjunction with the Virginia Housing Development Authority. As of June 30, 2018, the property is maintaining occupancy of 99%. Reporting delays remain a consistent issue. The operating general partner has an unlimited operating deficit guarantee. The low income housing tax credit compliance period expires on December 31, 2019.

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

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The operating general partner has obtained two estimates for sewer line repairs but plans to scope the line once more to evaluate the amount of work the lines require. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Reese I Limited Partnership (Reese Village Apartments) is a 40-unit property located in Emporia, VA. The property operated below breakeven in 2017 with 95% average occupancy. The property is aging and has required significant replacements and repairs for each unit turn, which was the leading cause of the below breakeven operations in 2017. Management also replaced the manager and maintenance staff for poor performance in 2017. The partnership recently met the maximum required Rural Development replacement reserve balance and starting in 2018, the annual deposit was reduced from $31,500 per year to $15,108 per year. This reduction is consistent with the requirement set forth by The Virginia Housing Development Authority. The Operating Partnership also received a $24 per unit per month rent increase for 2018, increasing annual potential rental income by $11,520. With a new on-site management team in place, more careful monitoring of expenses, and the increase in rents, the property operated above breakeven through the second quarter of 2018. As of June 30, 2018 the project was 95% occupied. The operating general partner's operating deficit guaranteed has expired. The 15-year low income housing tax credit compliance period will expire on December 31, 2019. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Reese I Limited Partnership subsequent to June 30, 2018.

In June 2018, the investment general partner transferred its interest in New Shinnston Limited Partnership to an entity affiliated with the operating general partner for its assumption of the outstanding mortgage balance of approximately $455,569 and cash proceeds to the investment partnership of $350,000. Of the total proceeds received, $7,500 will be paid to BCAMLP for expenses related to the transfer, which include third party legal costs. The remaining proceeds of approximately $342,500 were returned to cash reserves held by Series 45. The monies held in cash reserves will be utilized to pay current operating expenses, accrued but unpaid asset management fees, and accrued but unpaid expenses of the investment partnership. After all outstanding obligations of the investment partnership are satisfied, any remaining monies will be distributed based on the number of BACs held by each investor at the time of distribution. Annual losses generated by the Operating Partnership, which were applied against the investment limited partnership's investment in the Operating Partnership in accordance with the equity method of accounting, had previously reduced the investment limited partnership investment in the Operating Partnership to zero. Accordingly, a gain on the transfer of the Operating Partnership of the proceeds from the transfer, net of the overhead and expense reimbursement, has been recorded in the amount of $342,500 as of June 30, 2018.

The investment general partner will continue to monitor the following Operating Partnership because of operational or other issues. However, this Operating Partnership has exited its LIHTC compliance period and there is therefore no risk to past credit delivery.

Heritage Christian Home III, L.P.

Series 46

As of June 30, 2018 and 2017, the average Qualified Occupancy for the series was 100%. The series had a total of 14 properties at June 30, 2018, all of which were at 100% Qualified Occupancy.

For the three month periods ended June 30, 2018 and 2017, Series 46 reflects a net loss from Operating Partnerships of $(43,884) and $(94,069), respectively, which includes depreciation and amortization of $283,501 and $285,890, respectively. This is an interim period estimate; it is not indicative of the final year-end results.

Panola Housing Ltd. (Panola Apartments) is a 32-unit family property in Carthage, TX. The property operated slightly above breakeven through 2017. Occupancy remains strong through the second quarter of 2018 averaging 98%. Property operations continue to be affected by high operating expenses. Operations remain above breakeven in 2018. The investment general partner continues to work with the operating general partner and the management company to reduce expenses. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period expires on December 31, 2018.

Bartlett Bayou, L.P. (Bartlett Bayou Apartments) is a 48-unit family property in Pascagoula, MS. The property operated below breakeven in 2017 and continues to operate below breakeven due to high operating expenses. Water expenses continue to rise as a result of a significant rate increase implemented in 2016. Additionally, the property has ongoing sewage pump and sewer line issues. The operating general partner has obtained two estimates for sewer line repairs but plans to scope the line once more to evaluate the amount of work the lines require. Occupancy declined slightly in 2017, averaging 95% but has improved to an average of 97% in 2018. The investment general partner will continue to work with the operating general partner and the management company to improve operations. The operating general partner's operating deficit guarantee has expired. The 15-year low income housing tax credit compliance period for Bartlett Bayou, L.P. expires on December 31, 2021.

Linden-Shawnee Partners, Limited Partnership (Linden's Apartments) is a 54-unit family property in Shawnee, OK. Operations remain above breakeven through the second quarter of 2018, and total operating expenses are trending $8,000 higher than 2017 and will continue to monitor. The investment limited partner will continue to work with the operating general partner and management company to improve occupancy and overall operations. As of June 30, 2018, the property is maintaining occupancy of 93%. The operating general partner's operating deficit guarantee expires on December 31, 2020. The 15-year low income housing tax credit compliance period expires on December 31, 2020. As the property has stabilized and is now operating above breakeven, the investment general partner will cease reporting for Linden-Shawnee Partners, Limited Partnership subsequent to June 30, 2018.

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

Saint Martin Apartments, L.P. (Saint Martin Apartments) is a 40-unit family property in McComb, MS. The property operated below breakeven in 2017 mainly due to high operating expenses and a reduction in rental income resulting from a decrease in occupancy. Average occupancy for the year decreased to 78% from 84% in 2016. This was due to poor property management resulting in a management change at the site level. Through the second quarter of 2018 occupancy has improved, averaging 95%, but operations remain below breakeven. The investment limited partner will continue to work with the operating general partner on improving occupancy and will monitor operations. The 15-year low income housing tax credit compliance period for Saint Martin Apartments, L.P. expires on December 31, 2020.

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

Item 3Quantitative and Qualitative Disclosures About Market Risk

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

There were no changes in the Fund's internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 1A.	Risk Factors

There have been no material changes from the risk factors set forth under Part I, Item 1A. "Risk Factors" in our Form 10-K for the fiscal year ended March 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not Applicable

Item 5.	Other Information

None

Item 6.	Exhibits

4.1 The Third Amendment to Agreement of Limited Partnership of Boston Capital Tax Credit Fund IV L.P (Incorporated by reference from Registrant's current report on Form 8-K as filed with the Securities and Exchange Commission on May 8, 2018).

ex4-1.htm

31.a Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC IV CERT 302

31.b Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith BCTC IV CERT 302

32.a Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of John P. Manning, Principal Executive Officer, filed herewith

BCTC IV CERT 906

32.b Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Marc N. Teal, Principal Financial Officer, filed herewith

BCTC IV CERT 906

101. The following materials from the Boston Capital Tax Credit Fund IV L.P. Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Partners' Capital (Deficit), (iv) the Condensed Statements of Cash Flows and (v) related notes, filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.
Boston Capital Tax Credit Fund IV L.P.

	By:	Boston Capital Associates IV L.P. General Partner

	By:	BCA Associates Limited Partnership General Partner

	By:	C&M Management, Inc. General Partner

Date: August 13, 2018		By:	/s/ John P. Manning John P. Manning

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Fund and in the capacities and on the dates indicated:
DATE:	SIGNATURE:	TITLE:

August 13, 2018	/s/ John P. Manning	Director, President (Principal Executive Officer), C&M Management, Inc.; Director, President (Principal Executive Officer) BCTC IV Assignor Corp.
John P. Manning

August 13, 2018	/s/ Marc N. Teal Marc N. Teal

Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) C&M Management Inc.; Sr. Vice President, Chief Financial Officer (Principal Accounting and Financial Officer) BCTC IV Assignor Corp.